Form 10-Q
period 1995-03-31
UNITED BANCORP INC /MI/
filed 1995-05-12
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________


                                   FORM 10-Q

                 /X/ Quarterly Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                           _________________________


                      FOR THE QUARTER ENDED MARCH 31, 1995

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                              38-2606280
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                  205 E. CHICAGO BOULEVARD, TECUMSEH, MI 49286
          (Address of principal executive offices, including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (517) 423-8373


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                   No
                         -----                    -----

As of April 15, 1995, there were outstanding 1,488,375 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                         DESCRIPTION                          PAGE NO.
- ------------------------------------------------------------------------------
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a)  Consolidated Balance Sheet                                 3
         (b)  Consolidated Statement of Income                           4
         (c)  Consolidated Statement of Changes in Shareholder Equity    5
         (d)  Consolidated Statement of Cash Flows                       6
         (e)  Notes to Financial Statements                              7

Item 2.  Management's Discussion and Analysis
              Financial Condition                                        9
              Liquidity and Funds Management                            10
              Results of Operations                                     11

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              14
Item 2.  Changes in Securities                                          14
Item 3.  Defaults Upon Senior Securities                                14
Item 4.  Submission of Matters to a Vote of Security Holders            14
Item 5.  Other Information                                              14
Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEET

                                                                          March 31,  December 31,   March 31,
In thousands of dollars                                                      1995       1994          1994
                                                                         (Unaudited)  (Audited)    (Unaudited)
=============================================================================================================
ASSETS
Cash and demand balances in other banks                                   $  8,092    $  7,049     $  6,790
Federal funds sold                                                           4,300           0        4,500
- -----------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                             12,392       7,049       11,290

Securities available for sale                                               40,001      41,900       46,702
Securities held to maturity (fair value of
  $32,208, $32,911 and $36,265, respectively)                               31,534      32,896       36,741
- -----------------------------------------------------------------------------------------------------------
Total securities                                                            71,535      74,796       83,443

Loans held for sale                                                            125       1,301        4,719
Portfolio loans                                                            208,961     209,458      193,227
- -----------------------------------------------------------------------------------------------------------
Total loans                                                                209,086     210,759      197,946
Less: allowance for loan losses                                              2,152       2,127        2,150
- -----------------------------------------------------------------------------------------------------------
Net loans                                                                  206,934     208,632      195,796

Premises and equipment, net                                                  8,299       8,310        7,014
Accrued interest receivable and other assets                                 5,347       5,474        5,443
- -----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $304,507    $304,261     $302,986
=============================================================================================================

LIABILITIES
Deposits
  Noninterest bearing                                                     $ 25,444    $ 26,712     $ 26,617
  Interest bearing certificates of deposit of $100,000 or more              31,328      24,016       25,863
  Other interest bearing deposits                                          213,544     213,556      218,742
- -----------------------------------------------------------------------------------------------------------
Total deposits                                                             270,316     264,284      271,222

Short term borrowings                                                            0       6,800            0
Other borrowings                                                             6,000       6,000        6,000
Accrued interest payable and other liabilities                               1,967       2,019        1,853
- -----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                          278,283     279,103      279,075

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,488,375 shares issued and outstanding.                                   4,961       4,961        4,961
Capital surplus                                                              6,260       6,260        6,260
Retained earnings                                                           15,403      14,791       12,937
Unrealized gain (loss) on securities available for sale,
  net of tax of $206, $440, and $127, respectively.                           (400)       (854)        (247)
- -----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                  26,224      25,158       23,911
- -----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $304,507    $304,261     $302,986
=============================================================================================================
Book value per share of common stock                                        $17.62      $16.90       $16.06

1994 per share book value has been restated to reflect the 3 for 1 stock split in 1994.

(b)  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                      March 31,
In thousands of dollars                                                           1995        1994
=====================================================================================================
INTEREST INCOME
Interest and fees on loans
   Taxable                                                                        $4,501       $3,857
   Tax exempt                                                                         23           28
Interest on securities
   Available for sale - taxable                                                      557          549
   Held to maturity - taxable                                                         92          140
   Held to maturity - tax exempt                                                     374          361
Interest on federal funds sold                                                        11           31
- -----------------------------------------------------------------------------------------------------
Total interest income                                                              5,558        4,966

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                              439          298
Interest on other deposits                                                         2,055        1,955
Interest on short term borrowings                                                     52            1
Interest on other borrowings                                                          69           69
- -----------------------------------------------------------------------------------------------------
Total interest expense                                                             2,615        2,323
- -----------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                2,943        2,643
Provision for loan losses                                                            102          101
- -----------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                2,841        2,542

OTHER INCOME
Service charges on deposit accounts                                                  211          178
Trust & Investment fee income                                                        231          215
Gains on securities transactions                                                       0           29
Loan sales and servicing                                                              96          101
Other income                                                                         146          116
- -----------------------------------------------------------------------------------------------------
Total other income                                                                   684          639

OTHER EXPENSE
Salaries and employee benefits                                                     1,186        1,011
Occupancy and equipment expense                                                      373          372
Federal deposit insurance premiums                                                   149          151
Other expense                                                                        631          619
- -----------------------------------------------------------------------------------------------------
Total other expense                                                                2,339        2,153
- -----------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                                   1,186        1,028
Federal income tax                                                                   291          235
- -----------------------------------------------------------------------------------------------------
NET INCOME                                                                        $  895       $  793
=====================================================================================================
Net income per share of common stock                                               $0.60        $0.53
Cash dividends declared per share of common stock                                 $0.190       $0.183
1994 net income and cash dividends per share have been restated to reflect the 3 for 1 stock split in 1994.

Return on average assets (annualized)                                              1.20%        1.07%
Return on average equity (annualized)                                             13.70%       13.34%

(c) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                    Common       Capital        Retained
In thousands of dollars                              Stock       Surplus        Earnings      (a)        Total
================================================================================================================
Balance, December 31, 1993                          $4,961        $6,260        $12,417        $196      $23,834
Net income, 1994                                                                  3,584                    3,584
Cash dividends declared, $0.813 per share                                        (1,210)                  (1,210)
Net change in unrealized gain (loss)
  on securities available for sale                                                           (1,050)      (1,050)
- ----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                           4,961         6,260         14,791        (854)      25,158
Net income YTD 1995                                                                 895                      895
Cash dividends declared, $0.190 per share                                          (283)                    (283)
Net change in unrealized gain (loss)
  on securities available for sale                                                              454          454
- ----------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                             $4,961        $6,260        $15,403       ($400)     $26,224
================================================================================================================

(a) Unrealized Gain (Loss) on Securities Available for Sale
    Cash dividends have been restated to reflect a 3 for 1 stock split in 1994.

(d) YEAR TO DATE CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                                        1995        1994
==================================================================================================================
Cash Flows from Operating Activities
Net Income                                                                                    $   895     $    793
- ------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation                                                                                      225          213
Accretion/amortization on securities                                                               89          141
Provision for loan losses                                                                         102          101
Gain on sale of securities available for sale                                                       0          (29)
Loans originated for sale                                                                      (1,984)     (10,819)
Proceeds from sales of loans originated for sale                                                3,160        9,395
Change in deferred loan fees                                                                      (79)          (3)
Change in accrued interest receivable and other assets                                           (108)        (107)
Change in accrued interest payable and other liabilities                                           53          149
- ------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                               1,458         (959)
- ------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                              2,353         (166)
- ------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale                                       2,000        2,000
Proceeds from sales of securities available for sale                                                0        2,136
Principal payments on securities available for sale                                               515        2,518
Purchase of securities available for sale                                                           0       (7,215)
Proceeds from maturities of securities held to maturity                                         1,345        1,540
Purchase of securities held to maturity                                                             0       (2,699)
Net decrease in portfolio loans                                                                   499          766
Premises and equipment expenditures, net                                                         (214)        (197)
- ------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                              4,145       (1,151)
- ------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net increase in deposits                                                                        6,032        4,075
Net change in short term borrowings                                                            (6,800)           0
Dividends paid                                                                                   (387)        (372)
- ------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                             (1,155)       3,703
- ------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                         5,343        2,386

Cash and cash equivalents at beginning of year                                                  7,049        8,904
- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $12,392     $ 11,290
==================================================================================================================

Cash Paid During the Period for
Interest                                                                                      $ 2,591     $  2,369
Income taxes                                                                                     $100          $75
==================================================================================================================

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United
Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - SECURITIES
The amortized cost and fair value of securities at March 31, 1995 are shown below, in thousands of dollars.

                                                  -----------------------------------------------
                                                                   Gross        Gross
                                                  Amortized   Unrealized   Unrealized        Fair
                                                       Cost         Gain         Loss       Value
                                                  -----------------------------------------------
Securities Available for Sale
U.S. Treasury and agency securities                 $23,740          $16       ($362)     $23,394
Mortgage backed agency securities                    13,776           55        (303)      13,528
Asset backed and other securities                     3,091            1         (13)       3,079
                                                  -----------------------------------------------
   Total                                            $40,607          $72       ($678)     $40,001
                                                  ===============================================

Securities Held to Maturity
Tax exempt obligations of states and
   political subdivisions                           $25,312         $797        ($87)     $26,022
Corporate and taxable municipal securities            6,222            2         (38)       6,186
                                                  -----------------------------------------------
   Total                                            $31,534         $799       ($125)     $32,208
                                                  ===============================================

The amortized cost and fair value of securities by contractual maturity at March 31, 1995 are shown below, in thousands of dollars.

                                                      Available for Sale      Held to Maturity
                                                    --------------------   ----------------------
                                                    Amortized       Fair   Amortized         Fair
                                                         Cost      Value        Cost        Value
                                                    --------------------   ----------------------
Due in one year or less                             $15,774      $15,593      $5,842       $5,828
Due after one year through five years                24,833       24,408       8,817        9,012
Due after five years through ten years                                        15,368       15,791
Due after ten years                                                            1,507        1,577
                                                    --------------------   ----------------------
   Total                                            $40,607      $40,001     $31,534      $32,208
                                                    ====================   ======================

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset backed securities are included in periods based on their estimated average lives. Equity securities are included with securities available for sale due in one year or less.

Sales activity of securities for the period ending March 31, 1994 is shown in the following table, in thousands of dollars. All sales during 1994 were of securities identified as available for sale. There were no sales of securities during the period ending March 31, 1995.

                                                                                1994
                                                                                ----
   Sales proceeds                                                             $2,136
   Gross gains                                                                    29
   Gross losses                                                                    0

Securities carried at $9,153,000 as of March 31, 1995 were pledged to secure deposits of public funds and for other purposes as required by law. A "Blanket Collateral" agreement with the Federal Home Loan Bank was in effect to secure advances. This agreement, however, does not require the pledging of specific securities.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1995 and 1994 follows.

                                                                    1995        1994
                                                                    ----        ----
   Balance at beginning of period                                 $2,127      $2,074
   Loans charged off                                                 (93)        (34)
   Recoveries credited to allowance                                   16           9
   Provision charged to operations                                   102         101
                                                                  ------      ------
   Balance at end of period                                       $2,152      $2,150

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. There was no increase in the allowance for loan losses due to the adoption of SFAS 114 at January 1, 1995.

Information regarding impaired loans, in thousands of dollars, is as follows for the three months ended March 31, 1995.

                                                                   1995
                                                                   ----
   Average investment in impaired loans                             263
   Interest income recognized on impaired loans including
           interest income recognized on cash basis                   4
   Interest income recognized on cash basis                           0

Information regarding impaired loans, in thousands of dollars, at the end of March 31, 1995 follows.

                                                                   1995
                                                                   ----
   Balance of impaired loans                                        263
   Portion for which no allowance for loan losses is allocated        0
   Portion for which an allowance for loan losses is allocated      263
   Portion of allowance for loan losses allocated to impaired
           loans                                                     63

NOTE 4 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at March 31.

                                                              1995        1994
                                                              ----        ----
   Outstanding commitments to make fixed rate loans          $1,292      $1,500
   Outstanding commitments to make variable rate loans        2,080       2,250
   Unused lines of credit - fixed rate                          881         884
   Unused lines of credit - variable rate                    28,027      25,318
   Standby letters of credit - fixed rate                         0           0
   Standby letters of credit - variable rate                  4,383       4,348


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 1995.

FINANCIAL CONDITION

SECURITIES
Investment balances continued to decline during the first quarter of 1995. These decreases are due to maturities in the portfolio which were not replaced in light of the Bank's current funds position. The mix of the portfolio remained relatively unchanged from December 31 and March 31, 1994.

LOANS
During the first quarter of 1995, the Company sold $1.3 million of loans classified as held for sale at December 31, 1994. Balances of portfolio loans decreased during the first three months of 1995, reflecting continued slowing of demand for residential mortgage loans following record levels achieved in 1993 and 1994. Loan volume has traditionally softened during the first quarter of the year, and the Bank experienced a similar decline in loan balances from December 31, 1993 to March 31, 1994. Management does not believe that this slowdown will be representative of loan growth for the balance of 1995.

The percentage makeup of the loan portfolio is not significantly changed from March 31, 1994. The table below shows total portfolio loans outstanding, in thousands of dollars, at March 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                        1995                     1994
                               -----------------------  -----------------------
Portfolio loans:                 Balance  % of total     Balance     % of total
                                 -------  ----------     -------     ----------
   Personal                       $49,376     23.6%       $37,121      19.2%
   Business                        54,498     26.1%        50,061      25.9%
   Tax exempt                       1,383      0.7%         1,824       0.9%
   Residential mortgage           100,695     48.2%        98,196      50.8%
   Construction                     3,009      1.4%         6,025       3.1%
                                 --------    ------      --------     ------
       Total portfolio loans     $208,961    100.0%      $193,227     100.0%

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. In addition, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis: (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below.

                                          3/31/95    3/31/94
                                          -------    -------
  Nonaccrual loans                          $93        $173
  Loans past due 90 days or more            386         111
  Troubled debt restructurings                0          33
                                          -----       -----
      Total nonperforming loans            $479        $317
  Percent of total loans                  0.23%       0.16%

DEPOSITS
Interest bearing deposit balances increased during the first quarter of 1995, continuing a trend begun during the third quarter of 1994. This growth occurred principally in certificates of deposit of $100,000 or more, reflecting typical seasonal growth in public funds deposits. Other interest bearing deposits remained flat during the quarter, reversing deposit declines experienced in 1994.

Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company experienced growth during the quarter in personal noninterest bearing deposits as a result of a new product introduced during the fourth quarter of 1994.

Management anticipates that deposit growth during 1995 will be steady, with growth anticipated from new markets, as well as from consumer re-entry into the certificate of deposit market following sharp increases in rates experienced in 1994.

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan balances declined during the quarter, and coupled with deposit growth, resulted in improved liquidity during the quarter. Short term borrowed funds were eliminated, and by the end of the first quarter, the Bank was selling excess funds in the federal funds market. This liquidity was also enhanced by runoff in the investment portfolio due to maturities and principal repayments on asset backed investments. Finally, sale of $1.3 million of loans held for sale at December 31, 1994 contributed to the Company's liquidity.

Temporary deposit growth from public funds has artificially inflated the funds position of the Company, but Management does not anticipate a return in the near future to borrowing levels experienced during 1994.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides for a cumulative gap ratio between .8 and 1.1 to one at the one year time period, with total exposure of +/-15% of total assets. During the first quarter of 1995, these ratios have not changed significantly from those reported at December 31, 1994, in spite of significant shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of March 31, 1995.

                                            0-3       4-12       1-5        5-10     Over 10
                                         Months     Months     Years       Years       Years        Total
                                         ------     ------     -----       -----     -------        -----
Securities & federal funds              $13,194    $18,806   $31,841     $11,288        $706      $75,835
Loans                                    55,398     51,070    58,712      24,622      19,284      209,086
                                       ------------------------------------------------------------------
Total earning assets                    $68,592    $69,876   $90,553     $35,910     $19,990     $284,921
                                       ==================================================================

Interest bearing deposits              $103,578    $50,972   $77,686     $12,636                 $244,872
Other borrowings                          3,000                3,000                                6,000
                                       ------------------------------------------------------------------
Total interest bearing liabilities     $106,578    $50,972   $80,686     $12,636          $0     $250,872
                                       ==================================================================
Net asset (liability)
  funding gap                          ($37,986)   $18,904    $9,867     $23,274     $19,990      $34,049
Cumulative net asset
  (liability) funding gap              ($37,986)  ($19,082)  ($9,215)    $14,059     $34,049

Cumulative gap ratio                       0.64       0.88      0.96        1.06        1.14 to 1
Cumulative gap, % of assets              -12.5%      -6.3%     -3.0%        4.6%       11.2%


CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1995 and 1994. Dollars are shown in thousands.

                                                      Regulatory Guidelines      United Bancorp, Inc.
                                                      ---------------------      --------------------
                                                     Adequate        Well         1995        1994
                                                     --------        ----         ----        ----
Tier 1 leverage ratio                                      4%           5%        8.2%         7.3%
Tier 1 risk adjusted capital ratio                         4%           8%       12.9%        11.9%
Total risk adjusted capital ratio                          8%          10%       14.0%        13.1%

Total shareholders' equity                                                     $26,224      $23,911
Intangible assets                                                               (1,857)      (2,075)
Unrealized (gain) loss on securities
  available for sale                                                               400          247
                                                                               --------------------
  Tier 1 capital                                                                24,767       22,083
Qualifying loan loss reserves                                                    2,152        2,150
                                                                               --------------------
  Tier 2 capital                                                               $26,919      $24,233

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income began to show improvement during the first quarter of 1995, following minimal changes since 1992. This reflects recent changes in market interest rates, as well as a decline in dependence on borrowed funds as discussed under "Liquidity," above. The spread at March 31, 1995 was 3.92%, compared to 3.81 for all of 1994. The net yield on interest earning assets improved to 4.41%, from 4.26% for 1994.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended March 31, 1995 and 1994.


                             YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                                                  DOLLARS IN THOUSANDS

                                            -----------------------------------------------------------------------------
                                                             1995                                  1994
                                            -----------------------------------------------------------------------------
                                            Average         Interest        Yield/     Average     Interest       Yield/
ASSETS                                      Balance           (b)            Rate      Balance       (b)           Rate
                                            -----------------------------------------------------------------------------
Interest earning assets (a)
Federal funds sold                              $745            $11         5.91%       $3,957         $31         3.13%
Taxable securities                            48,892            650         5.32%       58,120         689         4.74%
Tax exempt securities (b)                     25,369            566         8.92%       23,895         547         9.16%
Taxable loans                                209,215          4,501         8.61%      194,642       3,857         7.93%
Tax exempt loans (b)                           1,487             35         9.41%        1,921          42         8.75%
                                            -----------------------                   --------------------
  Total int. earning assets (b)              285,708         $5,763         8.07%      282,535      $5,166         7.31%
                                            -----------------------                   --------------------
Cash and due from banks                        7,980                                     6,693
Premises and equipment, net                    8,366                                     7,006
Intangible assets                              1,892                                     2,113
Other assets                                   2,614                                     2,867
Unrealized gain securities-AFS                (1,023)                                      204
Less allowance for loan losses                (2,146)                                   (2,107)
                                            --------                                  --------
TOTAL ASSETS                                $303,391                                  $299,311
                                            ========                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
  deposits                                   $35,913           $187         2.08%      $31,053        $166         2.14%
Savings deposits                              72,707            508         2.79%       82,876         515         2.49%
CDs $100,000 and over                         29,861            439         5.88%       22,464         298         5.31%
Other interest bearing deposits              103,916          1,360         5.23%      107,697       1,274         4.73%
                                            -----------------------                   --------------------
  Total int. bearing deposits                242,397          2,494         4.12%      244,090       2,253         3.69%
Short term borrowings                          3,607             52         5.75%          110           1         3.64%
Other borrowings                               6,000             70         4.67%        6,000          70         4.67%
                                            -----------------------                   --------------------
  Total int. bearing liabilities             252,004         $2,616         4.15%      250,200      $2,324         3.72%
Noninterest bearing deposits                  24,542         ------                     23,118      ------
Other liabilities                                369                                     2,121
Shareholders' equity                          26,476                                    23,872
                                            --------                                  --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $303,391                                  $299,311
                                            ========                                  ========
Net interest income                                          $3,147                                 $2,842
                                                             ======                                 ======
Net spread (b)                                                              3.92%                                  3.60%
                                                                           ======                                 ======
Net yield on interest earning assets (b)                                    4.41%                                  4.02%
                                                                           ======                                 ======

Ratio of interest earning assets to
  interest bearing liabilities                  1.13                                      1.13
                                            ========                                  ========


(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the three months ended March 31, on a taxable equivalent basis, in thousands of dollars.

                                    ------------------------------------------------------------------
                                       1995 Compared to 1994              1994 Compared to 1993
                                    ------------------------------------------------------------------
                                    Increase (Decrease) Due to: (a)   Increase (Decrease) Due to: (a)
                                    -------------------------------   --------------------------------
Interest earned on:                  Volume      Rate        Net        Volume      Rate          Net
                                    --------    -----      -------     --------    ------      -------
Federal funds sold                   ($36)       $16        ($20)        ($3)         $0          ($3)
Taxable securities                   (117)        78         (39)         16         (80)         (64)
Tax exempt securities                  33        (14)         19         (52)        (13)         (65)
Taxable loans                         300        344         644         203        (339)        (136)
Tax exempt loans                      (10)         3          (7)         (8)         (6)         (14)
                                    -----------------------------------------------------------------
  Total interest income              $170       $427        $597        $156       ($438)       ($282)
                                    =================================================================
Interest paid on:
NOW accounts                          $25        ($4)        $21          $7        ($80)        ($73)
Savings deposits                      (67)        60          (7)         19         (94)         (75)
CDs $100,000 and over                 106         35         141           8         (31)         (23)
Other interest bearing deposits       (46)       132          86         (62)        (93)        (155)
Short term borrowings                  50          1          51         (32)        (13)         (45)
Other borrowings                        0          0           0          70           0           70
                                    -----------------------------------------------------------------
  Total interest expense              $68       $224        $292         $10       ($311)       ($301)
                                    =================================================================
Net change in net interest
  income                             $102       $203        $305        $146       ($127)         $19
                                    =================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
All categories of noninterest income increased from the same period in 1994, with the exception of income from loan sales and servicing, and income from securities transactions.

The decline in income from sales and servicing of loans reflects the slowing of the demand for residential real estate mortgages, following the unprecedented origination volume experienced throughout the country in 1993 and 1992. Rising interest rates substantially reduced the income generated from gains on the sale of fixed rate residential real estate loans in 1994, and continuing into 1995. On the other hand, the Company continues to service a portfolio of sold loans, which provides a steady stream of income.

OTHER EXPENSES
Most categories of noninterest expense showed moderate increases over the first quarter of 1994. Increases in salaries and benefits reflect the continued growth and expansion of the Bank. Occupancy and equipment expenses have leveled out, following conversion to new data processing hardware and software late in 1993. Year to date totals for this category are virtually unchanged from the same period in 1994. Other expenses continue at levels consistent with the same period in 1994, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first three months of 1995.

NET INCOME
Year to date consolidated net income was $895,000 compared to $793,000 for the same period in 1994. Improved interest margin, combined with improved noninterest income, as well as careful control of operating expenses, have contributed to this improvement. Net income for the year is 12.9% above the same period last year. Return on consolidated average assets for the quarter was 1.20%, compared to 1.20% for 1994, and 1.07% for the first quarter period in 1994.

PROSPECTIVE ACCOUNTING CHANGES

Management does not anticipate adopting any prospective accounting changes during 1995.



                                    PART II
                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's sole subsidiary, United Bank & Trust, is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 1995.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1995.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1995.

ITEM 5 - OTHER INFORMATION

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27.  Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1995.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  United Bancorp, Inc.
  May 5, 1995



  /s/ Dale L. Chadderdon
  --------------------------------------------
  Dale L. Chadderdon
  Senior Vice President, Secretary & Treasurer

                                EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION                  PAGE NO.
- -----------                    -----------                  --------

  27                           Financial Data Schedule