Form 10-Q
period 1995-06-30
UNITED BANCORP INC /MI/
filed 1995-08-11
CIK 775345

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


                      FOR THE QUARTER ENDED JUNE 30, 1995

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

As of July 15, 1995, there were outstanding 1,488,375 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE

ITEM NO.             DESCRIPTION                                       PAGE NO.
- -------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a) Consolidated Balance Sheet                                     3
         (b) Consolidated Statement of Income                               4
         (c) Consolidated Statement of Changes in Shareholder Equity        5
         (d) Consolidated Statement of Cash Flows                           6
         (e) Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis
             Financial Condition                                            9
             Liquidity and Funds Management                                10
             Results of Operations                                         11


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 14
Item 2.  Changes in Securities                                             14
Item 3.  Defaults Upon Senior Securities                                   14
Item 4.  Submission of Matters to a Vote of Security Holders               15
Item 5.  Other Information                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                  15

Signatures                                                                 16

                                                          PART I
                                                  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------------------------------------------------------
                                                                             June 30,        December 31,       June 30,
                                                                               1995             1994              1994
In thousands of dollars                                                     (unaudited)       (audited)        (unaudited)
==========================================================================================================================
ASSETS
Cash and demand balances in other banks                                        $7,885           $7,049            $9,958
Federal funds sold                                                              5,900                0                 0
- ------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                13,785            7,049             9,958

Securities available for sale                                                  41,626           41,900            46,712
Securities held to maturity (fair value of
    $31,646, $32,911 and $35,290, respectively)                                30,570           32,896            34,656
- ------------------------------------------------------------------------------------------------------------------------
Total securities                                                               72,196           74,796            81,368

Loans held for sale                                                               413            1,301             2,960
Portfolio loans                                                               210,636          209,458           195,836
- ------------------------------------------------------------------------------------------------------------------------
Total loans                                                                   211,049          210,759           198,796
Less: allowance for loan losses                                                 2,173            2,127             2,195
- ------------------------------------------------------------------------------------------------------------------------
Net loans                                                                     208,876          208,632           196,601

Premises and equipment, net                                                     8,426            8,310             7,148
Accrued interest receivable and other assets                                    4,858            5,474             5,210
- ------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $308,141         $304,261          $300,285
========================================================================================================================

LIABILITIES
Deposits
    Noninterest bearing                                                       $27,959          $26,712           $33,202
    Interest bearing certificates of deposit of $100,000 or more               28,213           24,016            22,104
    Other interest bearing deposits                                           210,877          213,556           212,995
- ------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                267,049          264,284           268,301

Short term borrowings                                                           5,782            6,800               300
Other borrowings                                                                6,000            6,000             6,000
Accrued interest payable and other liabilities                                  2,155            2,019             1,463
- ------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             280,986          279,103           276,064

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
    1,488,375 shares issued and outstanding.                                    4,961            4,961             4,961
Capital surplus                                                                 6,260            6,260             6,260
Retained earnings                                                              16,069           14,791            13,620
Unrealized gain (loss) on securities available for sale,
    net of tax of $70, $440, and $319, respectively.                             (135)            (854)             (620)
- ------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     27,155           25,158            24,221
- ------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $308,141         $304,261          $300,285
========================================================================================================================

Book value per share of common stock                                           $18.24           $16.90            $16.27

(B) CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                  ------------------              -------------------
In thousands of dollars                                           1995         1994               1995         1994
=====================================================================================================================
INTEREST INCOME
Interest and fees on loans
    Taxable                                                      $4,663       $3,888             $9,164       $7,745
    Tax exempt                                                       20           26                 43           53
Interest on securities
    Available for sale - taxable                                    548          590              1,106        1,139
    Held to maturity - taxable                                       88          141                181          282
    Held to maturity - tax exempt                                   368          378                742          739
Interest on federal funds sold                                       39           16                 49           47
- --------------------------------------------------------------------------------------------------------------------
Total interest income                                             5,726        5,039             11,285       10,005

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more             463          316                902          614
Interest on other deposits                                        2,126        1,886              4,181        3,841
Interest on short term borrowings                                    50           60                102           60
Interest on other borrowings                                         73           70                143          140
- --------------------------------------------------------------------------------------------------------------------
Total interest expense                                            2,712        2,332              5,328        4,655
- --------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                               3,014        2,707              5,957        5,350
Provision for loan losses                                           102           65                204          166
- --------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               2,912        2,642              5,753        5,184

OTHER INCOME
Service charges on deposit accounts                                 242          191                453          368
Trust & Investment fee income                                       239          190                470          404
Gains on securities transactions                                      4          125                  4          154
Loan sales and servicing                                             80           75                176          176
Other income                                                        115           80                261          196
- --------------------------------------------------------------------------------------------------------------------
Total other income                                                  680          661              1,364        1,298

OTHER EXPENSE
Salaries and employee benefits                                    1,157        1,020              2,343        2,031
Occupancy and equipment expense                                     362          326                736          697
Federal deposit insurance premiums                                  149          151                297          303
Other expense                                                       649          531              1,281        1,149
- --------------------------------------------------------------------------------------------------------------------
Total other expense                                               2,317        2,028              4,657        4,180
- --------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                  1,275        1,275              2,460        2,302
Federal income tax                                                  325          316                616          551
- --------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $950         $959             $1,844       $1,751
====================================================================================================================

Net income per share of common stock                              $0.64        $0.64              $1.24        $1.18
Cash dividends declared per share of common stock                $0.190       $0.183             $0.380       $0.368

Return on average assets (annualized)                              1.27%        1.28%              1.22%        1.18%
Return on average equity (annualized)                             14.61%       16.03%             13.93%       14.70%

(C) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
- ------------------------------------------------------------------------------------------------------------------------------
                                                            Common         Capital        Retained
In thousands of dollars                                     Stock          Surplus        Earnings        (a)          Total
==============================================================================================================================
Balance, December 31, 1993                                  $4,961         $6,260         $12,417         $196        $23,834
Net income, 1994                                                                            3,584                       3,584
Cash dividends declared, $0.813 per share                                                  (1,210)                     (1,210)
Net change in unrealized gain (loss)
    on securities available for sale                                                                    (1,050)        (1,050)
- -----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                   4,961          6,260          14,791         (854)        25,158
Net income YTD 1995                                                                         1,844                       1,844
Cash dividends declared, $0.380 per share                                                    (566)                       (566)
Net change in unrealized gain (loss)
    on securities available for sale                                                                       719            719
- -----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                      $4,961         $6,260         $16,069        ($135)       $27,155
=============================================================================================================================

(a) Unrealized Gain (Loss) on Securities Available for Sale

(D) YEAR TO DATE CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------------------------------
In thousands of dollars                                                              1995              1994
=============================================================================================================
Cash Flows from Operating Activities
Net Income                                                                          $1,844            $1,751
- ------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation                                                                           450               413
Accretion/amortization on securities                                                   167               264
Provision for loan losses                                                              204               166
Gain on sale of securities                                                              (4)             (154)
Loans originated for sale                                                           (6,661)          (17,432)
Proceeds from sales of loans originated for sale                                     7,549            17,766
Change in deferred loan fees                                                          (154)             (124)
Change in accrued interest receivable and other assets                                 246               127
Change in accrued interest payable and other liabilities                               240               (51)
- ------------------------------------------------------------------------------------------------------------
Total adjustments                                                                    2,037               975
- ------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                   3,881             2,726
- ------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale                            3,000             3,000
Proceeds from sales of securities available for sale                                     0             4,317
Principal payments on securities available for sale                                    887             3,976
Purchase of securities available for sale                                           (2,659)          (11,206)
Proceeds from maturities of securities held to maturity                              2,370             3,360
Proceeds from sales of securities held to maturity                                      93                 0
Purchase of securities held to maturity                                               (165)           (3,656)
Net increase in portfolio loans                                                     (1,182)           (1,741)
Premises and equipment expenditures, net                                              (566)             (532)
- ------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                   1,778            (2,482)
- ------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net increase in deposits                                                             2,765             1,155
Net change in short term borrowings                                                 (1,018)              300
Dividends paid                                                                        (670)             (645)
- ------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                   1,077               810
- ------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                              6,736             1,054

Cash and cash equivalents at beginning of year                                       7,049             8,904
- ------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $13,785            $9,958
============================================================================================================

Cash Paid During the Period for
Interest                                                                            $5,234            $4,781
Income taxes                                                                          $525              $550
============================================================================================================

(E) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities at June 30, 1995 are shown below, in thousands of dollars.

                                                     ------------------------------------------------------------
                                                                           Gross             Gross
                                                     Amortized        Unrealized        Unrealized           Fair
                                                          Cost              Gain              Loss          Value
                                                     ------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and agency securities                    $22,689               $35             ($160)       $22,564
Mortgage backed agency securities                       15,559                86              (164)        15,481
Asset backed and other securities                        3,583                 5                (7)         3,581
                                                     ------------------------------------------------------------
    Total                                              $41,831              $126             ($331)       $41,626
                                                     ============================================================

Securities Held to Maturity
Tax exempt obligations of states and
    political subdivisions                             $24,952            $1,089              ($22)       $26,019
Corporate and taxable municipal securities               5,618                11                (2)         5,627
                                                     ------------------------------------------------------------
    Total                                              $30,570            $1,100              ($24)       $31,646
                                                     ============================================================

The amortized cost and fair value of securities by contractual maturity at June 30, 1995 are shown below, in thousands of dollars.

                                                        Available for Sale                     Held to Maturity
                                                     -------------------------             ------------------------
                                                     Amortized            Fair             Amortized           Fair
                                                          Cost           Value                  Cost          Value
                                                     -------------------------             ------------------------
Due in one year or less                                $18,942         $18,836                $5,331         $5,347
Due after one year through five years                   22,889          22,790                10,393         10,764
Due after five years through ten years                                                        13,988         14,600
Due after ten years                                                                              858            935
                                                     -------------------------             ------------------------
    Total                                              $41,831         $41,626               $30,570        $31,646
                                                     =========================             ========================

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset backed securities are included in periods based on their estimated average lives. Equity securities are included with securities available for sale due in one year or less.

Sales activity of securities for the periods ending June 30, 1995 and 1994 are shown in the following table, in thousands of dollars. Proceeds for 1995 include one security from the Held to Maturity category which was sold due to credit quality problems. All sales during 1994 were of securities identified as available for sale.

                                                           1995         1994
                                                           ----         ----
    Sales proceeds                                          $93       $4,317
    Gross gains                                               4          154
    Gross losses                                              0            0

Securities carried at $16,206,000 as of June 30, 1995 were pledged to secure deposits of public funds and for other purposes as required by law. A "Blanket Collateral" agreement with the Federal Home Loan Bank was in effect to secure advances. This agreement, however, does not require the pledging of specific securities.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1995 and 1994 follows:

                                                                              1995         1994
                                                                              ----         ----
    Balance at beginning of period                                          $2,127       $2,074
    Loans charged off                                                         (180)         (61)
    Recoveries credited to allowance                                            22           16
    Provision charged to operations                                            204          166
                                                                            ------       ------
    Balance at end of period                                                $2,173       $2,195

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

Information regarding impaired loans, in thousands of dollars, is as follows for the six months ended June 30, 1995.

                                                                              1995
                                                                              ----
Average investment in impaired loans                                          $263
Interest income recognized on impaired loans including
    interest income recognized on cash basis                                     7
Interest income recognized on cash basis                                         0

Information regarding impaired loans, in thousands of dollars, at the end of June 30, 1995 follows.

                                                                              1995
                                                                              ----
Balance of impaired loans                                                     $263
    Portion for which no allowance for loan losses is allocated                  0
    Portion for which an allowance for loan losses is allocated                263

    Portion of allowance for loan losses allocated to impaired loans            62

NOTE 4 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS

The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at June 30.

                                                                            1995         1994
                                                                           ------       ------
    Outstanding commitments to make fixed rate loans                       $1,471       $1,720
    Outstanding commitments to make variable rate loans                     1,822        2,580
    Unused lines of credit - fixed rate                                     1,836        1,670
    Unused lines of credit - variable rate                                 29,188       26,879
    Standby letters of credit - fixed rate                                      0            0
    Standby letters of credit - variable rate                               4,383        4,348


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the six month period ending June 30, 1995.

FINANCIAL CONDITION

SECURITIES

Investment balances remained relatively flat during the second quarter of 1995. The mix of the portfolio remained relatively unchanged from December 31 and June 30, 1994.

LOANS

Total portfolio loans increased slightly during the second quarter, following a decrease during the first three months of 1995. This reflects continued slowing of demand for residential mortgage loans following record levels achieved in 1993 and 1994. Loan volume has traditionally softened during the first half of the year, and the Bank experienced similar balance changes from December 31, 1993 to June 30, 1994. Management does not believe that this slowdown will be representative of loan growth for the balance of 1995.

The percentage makeup of the loan portfolio is not significantly changed from December 31 or June 30, 1994, although personal loans continue to make up a larger percent of the portfolio. The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31 and June 30, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                     June 30, 1995            December 31, 1994            June 30, 1994
                                 ---------------------      ---------------------      ---------------------
Portfolio loans:                  Balance   % of total       Balance   % of total       Balance   % of total
                                 --------   ----------      --------   ----------      --------   ----------
    Personal                      $51,380        24.4%        47,102        22.5%       $40,034        20.4%
    Business                       55,843        26.5%        56,765        27.1%        50,424        25.7%
    Tax exempt                      1,014         0.5%         1,513         0.7%         1,635         0.8%
    Residential mortgage           99,530        47.3%       100,028        47.8%        97,089        49.6%
    Construction                    2,869         1.4%         4,050         1.9%         6,654         3.4%
                                 ---------------------      ---------------------      ---------------------
        Total portfolio loans    $210,636       100.0%      $209,458       100.0%      $195,836       100.0%

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

                                            6/30/95     12/31/94     6/30/94
                                            -------     --------     -------
    Nonaccrual loans                           $126         $110        $162
    Loans past due 90 days or more              236          517          71
    Troubled debt restructurings                  0            2           0
                                            --------------------------------
    Total nonperforming loans                  $362         $629        $233
    Percent of total loans                    0.17%        0.30%       0.12%

DEPOSITS

Interest bearing deposit balances decreased during the second quarter of 1995, primarily reflecting a transfer of funds to repurchase agreements offered to certain large customers as an investment alternative to deposit products. Other interest bearing deposits remained flat during the quarter, reversing deposit declines experienced in 1994.

Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company experienced growth during the first and second quarters in personal noninterest bearing deposits as a result of a new product introduced during the fourth quarter of 1994.

Management anticipates that deposit growth during 1995 will be steady, with growth anticipated from new markets, as well as from consumer re-entry into the certificate of deposit market following sharp increases in rates experienced in 1994.

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY

Loan growth improved slightly during the second quarter, following declines in the first quarter. However, deposit growth continued, resulting in improved liquidity during the quarter. Short term borrowed funds were eliminated by the end of the first quarter, and during the second quarter, the Bank was regularly selling excess funds in the federal funds market. This liquidity was also enhanced by runoff in the investment portfolio due to maturities and principal repayments on asset backed investments. Finally, sale during the first quarter of $1.3 million of loans held for sale at December 31, 1994 contributed to the Company's liquidity.

Management anticipates that deposit growth will outpace loan growth in the near future, and therefore does not anticipate a return in the near future to borrowing levels experienced during 1994.

FUNDS MANAGEMENT

The Funds Management Policy of the Bank provides for a cumulative gap ratio between .8 and 1.1 to one at the one year time period, with total exposure of plus or minus 15% of total assets. During the second quarter of 1995, the gap ratio has increased to .93 from .88 at March 31, 1995 and .87 at December 31, 1994, while the asset ratio has increased from (6.3%) to (3.3%) for the same time periods.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of June 30, 1995.

                                       0-3 Mo.   4-12 Mo.   1-5 Yrs   5-10 Yrs  Over 10 Yrs          Total
                                       -------   --------   -------   --------  -----------          -----
Securities & federal funds             $15,858    $21,238   $30,785     $9,689         $526        $78,096
Loans                                   41,762     66,468    61,525     23,491       17,803        211,049
                                      --------------------------------------------------------------------
Total earning assets                   $57,620    $87,706   $92,310    $33,180      $18,329       $289,145
                                      ====================================================================

Interest bearing deposits and
    repurchase agreements              $92,960    $59,502   $79,876    $12,534                    $244,872
Other borrowings                                    3,000     3,000                                  6,000
                                      --------------------------------------------------------------------
Total interest bearing liabilities     $92,960    $62,502   $82,876    $12,534           $0       $250,872
                                      ====================================================================
Net asset (liability)
    funding gap                       ($35,340)   $25,204    $9,434    $20,646      $18,329        $38,273
Cumulative net asset
    (liability) funding gap           ($35,340)  ($10,136)    ($702)   $19,944      $38,273

Cumulative gap ratio                      0.62       0.93      1.00       1.08         1.15 to 1
Cumulative gap, % of assets             -11.5%      -3.3%     -0.2%       6.5%        12.4%

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1995 and 1994 and December 31, 1994. Dollars are shown in thousands.

                                                         Regulatory Guidelines         United Bancorp, Inc.
                                                         ---------------------     -----------------------------
                                                         Adequate         Well     6/30/95   12/31/94    6/30/94
                                                         --------         ----     -------   --------    -------
Tier 1 leverage ratio                                       4%             5%         8.3%       7.9%       7.6%
Tier 1 risk adjusted capital ratio                          4%             8%        13.1%      12.5%      12.3%
Total risk adjusted capital ratio                           8%            10%        14.2%      13.6%      13.5%

Total shareholders' equity                                                         $27,155    $25,158    $24,221
Intangible assets                                                                   (1,798)    (1,915)    (2,014)
Unrealized (gain) loss on securities available for sale                                135        854        620
                                                                                   -----------------------------
    Tier 1 capital                                                                  25,492     24,097     22,827
Qualifying loan loss reserves                                                        2,173      2,127      2,195
                                                                                   -----------------------------
    Tier 2 capital                                                                 $27,665    $26,224    $25,022

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income began to show improvement during the first two quarters of 1995, following minimal changes since 1992. This reflects recent changes in market interest rates, as well as a decline in dependence on borrowed funds as discussed under "Liquidity," above. The spread at June 30, 1995 was 3.95%, compared to 3.81% for all of 1994. The net yield on interest earning assets improved to 4.46%, from 4.26% for 1994.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended June 30, 1995 and 1994.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                              DOLLARS IN THOUSANDS

                                           ---------------------------------------------------------------------------
                                                         1995                                      1994
                                           ---------------------------------------------------------------------------
                                           Average     Interest       Yield/         Average     Interest       Yield/
                                           Balance       (b)           Rate          Balance       (b)           Rate
                                           ---------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                           $1,676        $49        5.85%            $2,856        $47        3.29%
Taxable securities                           47,889      1,287        5.37%            59,098      1,421        4.81%
Tax exempt securities (b)                    25,182      1,124        8.93%            24,716      1,120        9.06%
Taxable loans                               209,142      9,164        8.76%           194,854      7,745        7.95%
Tax exempt loans (b)                          1,389         65        9.38%             1,832         80        8.73%
                                           -------------------                       -------------------
    Total int. earning assets (b)           285,278    $11,689        8.20%           283,356    $10,413        7.35%
                                           -------------------                       -------------------
Cash and due from banks                       7,735                                     6,769
Premises and equipment, net                   8,420                                     7,050
Intangible assets                             1,862                                     2,025
Other assets                                  3,227                                     2,916
Unrealized gain securities-AFS                 (745)                                     (234)
Less allowance for loan losses               (2,152)                                   (2,142)
                                           --------                                  --------
TOTAL ASSETS                               $303,625                                  $299,740
                                           ========                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
    deposits                                $36,054       $378        2.10%           $31,366       $331        2.11%
Savings deposits                             70,849        994        2.81%            80,607      1,000        2.48%
CDs $100,000 and over                        30,039        902        6.01%            23,002        614        5.34%
Other interest bearing deposits             104,416      2,809        5.38%           106,229      2,510        4.73%
                                           -------------------                       -------------------
    Total int. bearing deposits             241,358      5,083        4.21%           241,204      4,455        3.69%
Short term borrowings                         3,409        102        5.98%             2,833         60        4.24%
Other borrowings                              6,000        143        4.77%             6,000        140        4.67%
                                           -------------------                       -------------------
    Total int. bearing liabilities          250,767     $5,328        4.25%           250,037     $4,655        3.72%
                                                       -------                                   -------
Noninterest bearing deposits                 24,665                                    23,861
Other liabilities                             1,499                                     1,825
Shareholders' equity                         26,694                                    24,017
                                           --------                                  --------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $303,625                                  $299,740
                                           ========                                  ========
Net interest income                                     $6,361                                    $5,758
                                                       =======                                   =======
Net spread (b)                                                        3.95%                                     3.63%
                                                                      =====                                     =====

Net yield on interest earning assets (b)                              4.46%                                     4.06%
                                                                      =====                                     =====

Ratio of interest earning assets to
    interest bearing liabilities               1.14                                      1.13
                                           ========                                  ========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                    -----------------------------------------------------------------------
                                        1995 Compared to 1994                    1994 Compared to 1993
                                    -----------------------------------------------------------------------
                                    Increase (Decrease) Due To: (a)         Increase (Decrease) Due To: (a)
                                    -------------------------------         -------------------------------
                                    Volume       Rate          Net          Volume         Rate        Net
                                    ------       ----          ---          ------         ----        ---
Interest earned on:
Federal funds sold                   ($25)        $27           $2              $9           $3        $12
Taxable securities                   (289)        155         (134)             26         (141)      (115)
Tax exempt securities                  21         (17)           4             (43)         (37)       (80)
Taxable loans                         592         827        1,419             292         (618)      (326)
Tax exempt loans                      (21)          6          (15)            (14)         (12)       (26)
                                    ----------------------------------------------------------------------
    Total interest income            $278        $998       $1,276            $270        ($805)     ($535)
                                    ======================================================================

Interest paid on:
NOW accounts                          $49         ($2)         $47             ($4)        ($73)      ($77)
Savings deposits                     (129)        123           (6)             24         (146)      (122)
CDs $100,000 and over                 205          83          288              49          (57)        (8)
Other interest bearing deposits       (43)        342          299            (166)        (181)      (347)
Short term borrowings                  14          28           42             (15)         (12)       (27)
Other borrowings                        0           3            3             135            0        135
                                    ----------------------------------------------------------------------
    Total interest expense            $96        $577         $673             $23        ($469)     ($446)
                                    ======================================================================
Net change in net interest
    income                           $182        $421         $603            $247        ($336)      ($89)
                                    ======================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME

Total noninterest income increased 3.0% for the second quarter and 5.1% year to date from the same periods in 1994. All categories are up with the exception of income from securities transactions.

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

OTHER EXPENSES

Most categories of noninterest expense showed moderate increases over the second quarter of 1994. Increases in salaries and benefits reflect the continued growth and expansion of the Bank. Occupancy and equipment expenses have leveled out, following conversion to new data processing hardware and software late in 1993. Year to date totals for this category are virtually unchanged from the same period in 1994. Other expenses continue at levels consistent with the same period in 1994, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX

There is no significant change in the income tax position of the Company during the first six months of 1995.

NET INCOME

Year to date consolidated net income was $1,844,000 compared to $1,751,000 for the same period in 1994. Improved interest margin, combined with improved noninterest income and careful control of operating expenses, have contributed to this improvement. Compared to the same periods last year, net income for the quarter is down 0.9%, while year to date net income is up 5.3%. Return on consolidated average assets for the quarter was 1.27%, compared to 1.20% for 1994, and 1.28% for the second quarter period in 1994.

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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 1995.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 1995.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 18, 1995. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,488,375 voting shares outstanding on April 18,1995.

The following directors were re-elected to a three year term:

                                      For         Against         Abstain
                                      ---         -------         -------
    Patrick D. Farver              1,106,587        1,317               0
    James C. Lawson                1,107,274          630               0
    Donald J. Martin               1,107,874           30               0
    David E. Maxwell               1,106,749        1,155               0
    James K. Whitehouse            1,107,904            0               0

The following new director was elected to a one year term:

                                      For         Against         Abstain
                                      ---         -------         -------
    Jeffrey T. Robideau            1,107,693          211               0

Crowe Chizek & Company of Grand Rapids, Michigan were ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 1995. The vote was as follows:

                                      For         Against         Abstain
                                      ---         -------         -------
    Ratification of auditors       1,107,887            0              17


ITEM 5 - OTHER INFORMATION

    None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    United Bancorp, Inc.
    August 8, 1995



    /S/ Dale L. Chadderdon
    --------------------------------------------
    Dale L. Chadderdon
    Senior Vice President, Secretary & Treasurer

                                EXHIBIT INDEX


Exhibit No.                  Description                    Page No.
- -----------                  -----------                    --------

Exhibit 27                   Financial Data Schedule