Form 10-Q
period 1995-09-30
UNITED BANCORP INC /MI/
filed 1995-11-13
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           _________________________


                                   FORM 10-Q

                 [x] Quarterly Report Pursuant to Section 13
                     of the Securities Exchange Act of 1934

                           _________________________


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

           Yes   [x]                                     No   [ ]


As of October 15, 1995, there were outstanding 1,488,375 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                          DESCRIPTION                         PAGE NO.
------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a) Consolidated Balance Sheet                                   3
         (b) Consolidated Statement of Income                             4
         (c) Consolidated Statement of Changes in Shareholder Equity      5
         (d) Consolidated Statement of Cash Flows                         6
         (e) Notes to Financial Statements                                7

Item 2.  Management's Discussion and Analysis
             Financial Condition                                          9
             Liquidity and Funds Management                              11
             Results of Operations                                       12


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               15
Item 2.  Changes in Securities                                           15
Item 3.  Defaults Upon Senior Securities                                 15
Item 4.  Submission of Matters to a Vote of Security Holders             15
Item 5.  Other Information                                               16
Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                               16

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------------------
                                                                       SEPTEMBER 30    DECEMBER 31,  SEPTEMBER 30
                                                                            1995           1994         1994
IN THOUSANDS OF DOLLARS                                                 (UNAUDITED)     (AUDITED)    (UNAUDITED)
========================================================================================================================
ASSETS
Cash and demand balances in other banks                                    $7,602         $7,049        $8,599
Federal funds sold                                                          1,100              0             0
------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                             8,702          7,049         8,599

Securities available for sale                                              53,460         41,900        46,003
Securities held to maturity (fair value of
  $29,687, $32,911 and $32,807, respectively)                              28,527         32,896        32,292
------------------------------------------------------------------------------------------------------------------------
Total securities                                                           81,987         74,796        78,295

Loans held for sale                                                             0          1,301           259
Portfolio loans                                                           215,171        209,458       202,462
------------------------------------------------------------------------------------------------------------------------
Total loans                                                               215,171        210,759       202,721
Less: allowance for loan losses                                             2,246          2,127         2,234
------------------------------------------------------------------------------------------------------------------------
Net loans                                                                 212,925        208,632       200,487

Premises and equipment, net                                                 8,353          8,310         7,771
Accrued interest receivable and other assets                                5,279          5,474         5,459
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $317,246       $304,261      $300,611
========================================================================================================================

LIABILITIES
Deposits
  Noninterest bearing                                                     $26,529        $26,712       $25,541
  Interest bearing certificates of deposit of $100,000 or more             27,491         24,016        27,303
  Other interest bearing deposits                                         221,071        213,556       211,117
------------------------------------------------------------------------------------------------------------------------
Total deposits                                                            275,091        264,284       263,961

Short term borrowings                                                       5,787          6,800         4,200
Other borrowings                                                            6,000          6,000         6,000
Accrued interest payable and other liabilities                              2,440          2,019         1,521
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         289,318        279,103       275,682

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,488,375 shares issued and outstanding.                                  4,961          4,961         4,961
Capital surplus                                                             6,260          6,260         6,260
Retained earnings                                                          16,786         14,791        14,308
Unrealized gain (loss) on securities available for sale,
  net of tax of $41, $440, and $309, respectively.                            (79)          (854)         (600)
------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 27,928         25,158        24,929
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $317,246       $304,261      $300,611
========================================================================================================================
BOOK VALUE PER SHARE OF COMMON STOCK                                       $18.76         $16.90        $16.75

(b) CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                -------------                -------------
IN THOUSANDS OF DOLLARS                                       1995          1994           1995          1994
===================================================================================================================
INTEREST INCOME
Interest and fees on loans
  Taxable                                                    $4,843        $4,118        $14,007       $11,864
  Tax exempt                                                     17            25             60            78
Interest on securities
  Available for sale - taxable                                  592           605          1,699         1,743
  Held to maturity - taxable                                     61           115            242           397
  Held to maturity - tax exempt                                 367           372          1,108         1,111
Interest on federal funds sold                                   66             2            115            49
-------------------------------------------------------------------------------------------------------------------
Total interest income                                         5,946         5,237         17,231        15,242

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more         443           341          1,345           955
Interest on other deposits                                    2,201         1,852          6,382         5,693
Interest on short term borrowings                                91            62            193           122
Interest on other borrowings                                     83            71            226           211
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                        2,818         2,326          8,146         6,981
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           3,128         2,911          9,085         8,261
Provision for loan losses                                       102            83            306           249
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           3,026         2,828          8,779         8,012

OTHER INCOME
Service charges on deposit accounts                             255           221            708           589
Trust & Investment fee income                                   218           210            688           614
Gains on securities transactions                                  0             1              4           155
Loan sales and servicing                                         85            60            261           236
Other income                                                     70            73            331           269
-------------------------------------------------------------------------------------------------------------------
Total other income                                              628           565          1,992         1,863

OTHER EXPENSE
Salaries and employee benefits                                1,294         1,066          3,637         3,097
Occupancy and equipment expense                                 397           330          1,132         1,027
Federal deposit insurance premiums                               (9)          151            289           454
Other expense                                                   588           550          1,869         1,699
-------------------------------------------------------------------------------------------------------------------
Total other expense                                           2,270         2,097          6,927         6,277
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                              1,384         1,296          3,844         3,598
Federal income tax                                              369           332            985           883
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $1,015          $964         $2,859        $2,715
===================================================================================================================

Net income per share of common stock                          $0.68         $0.65          $1.92         $1.82
Cash dividends declared per share of common stock            $0.200        $0.185         $0.580        $0.553

Return on average assets (annualized)                         1.32%         1.27%          1.25%         1.21%
Return on average equity (annualized)                        15.64%        15.95%         14.33%        14.95%

(c) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
                                              COMMON        CAPITAL       RETAINED
IN THOUSANDS OF DOLLARS                       STOCK         SURPLUS       EARNINGS         (a)          TOTAL
===================================================================================================================
Balance, December 31, 1993                    $4,961         $6,260       $12,417           $196       $23,834
Net income, 1994                                                            3,584                        3,584
Cash dividends declared, $0.813 per share                                  (1,210)                      (1,210)
Net change in unrealized gain (loss)
  on securities available for sale                                                        (1,050)       (1,050)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                     4,961          6,260        14,791           (854)       25,158
Net income YTD 1995                                                         2,859                        2,859
Cash dividends declared, $0.580 per share                                    (864)                        (864)
Net change in unrealized gain (loss)
  on securities available for sale                                                           775           775
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                   $4,961         $6,260       $16,786           ($79)      $27,928
===================================================================================================================

(a) Unrealized Gain (Loss) on Securities Available for Sale

(d) YEAR TO DATE CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------
IN THOUSANDS OF DOLLARS                                                                     1995          1994
===================================================================================================================
Cash Flows from Operating Activities
Net Income                                                                                $2,859        $2,715
-------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
-------------------------------------------------------------------------
Depreciation                                                                                 674           635
Accretion/amortization on securities                                                         268           369
Provision for loan losses                                                                    306           249
Gain on sale of securities                                                                    (4)         (155)
Loans originated for sale                                                                (16,058)      (19,560)
Proceeds from sales of loans originated for sale                                          17,359        22,595
Change in deferred loan fees                                                                (229)         (217)
Change in accrued interest receivable and other assets                                      (205)         (123)
Change in accrued interest payable and other liabilities                                     510            (4)
-------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                          2,621         3,789
-------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                         5,480         6,504
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
------------------------------------
Proceeds from maturities of securities available for sale                                  3,546         3,000
Proceeds from sales of securities available for sale                                          93         4,317
Principal payments on securities available for sale                                        1,982         4,644
Purchase of securities available for sale                                                (16,136)      (11,206)
Proceeds from maturities of securities held to maturity                                    4,400         5,691
Proceeds from sales of securities held to maturity                                             0             0
Purchase of securities held to maturity                                                     (165)       (3,656)
Net increase in portfolio loans                                                           (5,671)       (8,318)
Premises and equipment expenditures, net                                                    (717)       (1,376)
-------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                       (12,668)       (6,904)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
------------------------------------
Net change in deposits                                                                    10,807        (3,185)
Net change in short term borrowings                                                       (1,013)        4,200
Dividends paid                                                                              (953)         (920)
-------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                         8,841            95
-------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                    1,653          (305)

Cash and cash equivalents at beginning of year                                             7,049         8,904
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $8,702        $8,599
===================================================================================================================

Cash Paid During the Period for
-------------------------------
Interest                                                                                  $8,146        $7,113
Income taxes                                                                                $875          $825
===================================================================================================================

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - SECURITIES
The amortized cost and fair value of securities at September 30, 1995 are shown below, in thousands of dollars.

                                                          ----------------------------------------------------
                                                                            GROSS          GROSS
                                                          AMORTIZED    UNREALIZED     UNREALIZED          FAIR
                                                               COST          GAIN           LOSS         VALUE
                                                          ----------------------------------------------------
SECURITIES AVAILABLE FOR SALE
-----------------------------
U.S. Treasury and agency securities                         $22,138           $26          ($104)      $22,060
Mortgage backed agency securities                            28,014           149           (191)       27,972
Asset backed and other securities                             3,429             2             (3)        3,428
                                                          ----------------------------------------------------
  Total                                                     $53,581          $177          ($298)      $53,460
                                                          ====================================================

SECURITIES HELD TO MATURITY
---------------------------
Tax exempt obligations of states and
  political subdivisions                                    $24,912        $1,183           ($29)      $26,066
Corporate and taxable municipal securities                    3,615             6              0         3,621
                                                          ----------------------------------------------------
  Total                                                     $28,527        $1,189           ($29)      $29,687
                                                          ====================================================

The amortized cost and fair value of securities by contractual maturity at September 30, 1995 are shown below, in thousands of dollars.

                                                              Available for Sale          Held to Maturity
                                                          -------------------------  -------------------------
                                                          Amortized          Fair      Amortized          Fair
                                                               Cost         Value           Cost         Value
                                                          -------------------------  -------------------------
Due in one year or less                                     $22,511       $22,408         $3,535        $3,548
Due after one year through five years                        31,070        31,052         10,253        10,643
Due after five years through ten years                                                    13,886        14,562
Due after ten years                                                                          853           934
                                                          ----------------------------------------------------
  Total                                                     $53,581       $53,460        $28,527       $29,687
                                                          ====================================================

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset backed securities are included in periods based on their estimated average lives. Equity securities are included with securities available for sale due in one year or less.

Sales activity of securities for the periods ending September 30, 1995 and 1994 are shown in the following table, in thousands of dollars. All sales were identified as available for sale.

                                                         1995          1994
                                                         ----          ----
  Sales proceeds                                          $93         $4,317
  Gross gains                                               4            155
  Gross losses                                              0              0

Securities carried at $16,154,000 as of September 30, 1995 were pledged to secure deposits of public funds and for other purposes as required by law. A "Blanket Collateral" agreement with the Federal Home Loan Bank was in effect to secure advances. This agreement, however, does not require the pledging of specific securities.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1995 and 1994 follows:

                                                          1995           1994
                                                          ----           ----
  Balance at beginning of period                         $2,127         $2,074
  Loans charged off                                        (229)          (125)
  Recoveries credited to allowance                           42             36
  Provision charged to operations                           306            249
                                                         ------         ------
  Balance at end of period                               $2,246         $2,234

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

Information regarding impaired loans, in thousands of dollars, is as follows for the nine months ended September 30, 1995.

                                                                        1995
                                                                        ----
Average investment in impaired loans                                    $248
Interest income recognized on impaired loans                              14
  Portion for which interest income recognized on cash basis               3

Balance of impaired loans                                               $204
  Portion for which no allowance for loan losses is allocated              0
  Portion for which an allowance for loan losses is allocated            204

  Portion of allowance for loan losses allocated to impaired loans        61

NOTE 4 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at September 30.

                                                            1995            1994
                                                            -----          ------
  Outstanding commitments to make fixed rate loans          $1,606         $1,200
  Outstanding commitments to make variable rate loans        1,838          1,800
  Unused lines of credit - fixed rate                        1,948          2,090
  Unused lines of credit - variable rate                    28,978         22,289
  Standby letters of credit - fixed rate                         0              0
  Standby letters of credit - variable rate                  4,273          4,358





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the nine month period ending September 30, 1995.

FINANCIAL CONDITION

SECURITIES
Investment balances increased during the third quarter of 1995, as a result of deposit growth which outpaced loan demand. During the quarter, the Company increased its balances in money market deposit accounts, and invested the proceeds in variable rate mortgage backed government agency investments. This had the effect of moving the mix of the portfolio toward more U.S. Government agency issues, and changed the balance of the portfolio between available for sale and held to maturity. At June 30, 1995, 57.8% of the portfolio was Available for Sale investments, while this number increased to 65.3% at September 30, 1995.

LOANS
Total portfolio loans increased during the third quarter, following flat balances during the first two quarters of 1995. The growth has originated primarily in personal loans, and is relatively consistent across the personal loan portfolios. However, Management believes that business lending will follow with increases, and loan growth should continue its steady improvement.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal loans, with slight declines in business, tax exempt and residential mortgage loans. The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31 and September 30, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                  SEPTEMBER 30, 1995            DECEMBER 31, 1994           SEPTEMBER 30, 1994
                              --------------------------   -------------------------    -------------------------
PORTFOLIO LOANS:              BALANCE         % OF TOTAL   BALANCE         % OF TOTAL   BALANCE       % OF TOTAL
  Personal                     $55,008          25.6%        47,102          22.5%       $42,974          21.2%
  Business                      54,471          25.3%        56,765          27.1%        52,551          26.0%
  Tax exempt                     1,189           0.6%         1,513           0.7%         1,604           0.8%
  Residential mortgage          99,329          46.2%       100,028          47.8%        98,298          48.6%
  Construction                   5,174           2.4%         4,050           1.9%         7,035           3.5%
                              --------------------------   -------------------------    -------------------------
  Total portfolio loans       $215,171         100.0%      $209,458         100.0%      $202,462         100.0%

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

                                          9/30/95      12/31/94        9/30/94
                                          -------      --------        -------
  Nonaccrual loans                           $42          $110           $161
  Loans past due 90 days or more             230           517            238
  Troubled debt restructurings                 0             2              0
                                          -------      --------        -------
  Total nonperforming loans                 $272          $629           $399
  Percent of total loans                   0.13%         0.30%          0.20%

DEPOSITS
Interest bearing deposit balances increased during the third quarter of 1995, primarily as a result of efforts to increase large balances in money market deposit accounts. Other interest bearing deposits also experienced growth during the quarter.

Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company continued to experienced growth during the third quarter in personal noninterest bearing deposits as a result of a new product introduced during the fourth quarter of 1994.

Management anticipates that deposit growth during the balance of 1995 will continue to be steady, with growth anticipated from new markets, as well as from consumer re-entry into the certificate of deposit market following sharp increases in rates experienced in 1994. In addition, due to the recent decrease in FDIC insurance premiums, it is likely that balances currently carried in repurchase agreements will return to the CD portfolio as the rate advantage of the repurchase agreements diminishes.

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan growth improved slightly during the quarter, following minimal growth in the first two quarters. However, deposit growth continued, resulting in improved liquidity. This liquidity was also enhanced by runoff in the investment portfolio due to maturities and principal repayments on asset backed investments. While investment purchases and improved loan growth somewhat reduced the amount of funds sold in the daily federal funds market, liquidity remained strong during the quarter.

Management anticipates that deposit growth will continue to match or exceed loan growth in the near future, and therefore does not anticipate a return in the near future to the net borrowing position experienced during 1994.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides for a cumulative gap ratio between .8 and 1.1 to one at the one year time period, with total exposure of +/-15% of total assets. The interest sensitivity position of the Bank has remained relatively unchanged during the third quarter, with cumulative gap ratios at the one year time frame of just under 1 to 1.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of September 30, 1995.

                                         0-3 MO.      4-12 MO.        1-5 YRS      5-10 YRS     OVER 10 YRS       TOTAL
                                         -------      --------        -------      --------     -----------       -----
Securities & federal fund                $25,893       $20,251        $24,944       $11,298           $701       $83,087
Loans                                     48,105        62,074         67,173        21,650         16,168       215,170
                                      -----------------------------------------------------------------------------------
Total earning assets                     $73,998       $82,325        $92,117       $32,948        $16,869      $298,257
                                      ===================================================================================
Interest bearing deposits and
  repurchase agreements                 $115,787       $44,383        $81,230       $12,949                     $254,349
Other borrowings                                         3,000          3,000                                      6,000
                                      -----------------------------------------------------------------------------------
Total interest bearing liabilities      $115,787       $47,383        $84,230       $12,949             $0      $260,349
                                      ===================================================================================
Net asset (liability)
  funding gap                           ($41,789)      $34,942         $7,887       $19,999        $16,869       $37,908
Cumulative net asset
  (liability) funding gap               ($41,789)      ($6,847)        $1,040       $21,039        $37,908

Cumulative gap ratio                        0.64          0.96           1.00          1.08           1.15 to 1
Cumulative gap, % of assets                -13.2%         -2.2%           0.3%          6.6%          11.9%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1995 and 1994 and December 31, 1994. Dollars are shown in thousands.

                                                REGULATORY GUIDELINES              UNITED BANCORP, INC.
                                                ---------------------              --------------------
                                                ADEQUATE         WELL      9/30/95       12/31/94       9/30/94
                                                --------         ----      -------       --------       -------
Tier 1 leverage ratio                              4%             5%          8.3%           7.9%          7.9%
Tier 1 risk adjusted capital ratio                 4%             8%         13.1%          12.5%         12.5%
Total risk adjusted capital ratio                  8%            10%         14.3%          13.6%         13.6%

Total shareholders' equity                                                $27,928        $25,158       $24,929
Intangible assets                                                          (1,741)        (1,915)       (1,976)
Unrealized (gain) loss on securities available for sale                        79            854           600
                                                                        -----------------------------------------
  Tier 1 capital                                                           26,266         24,097        23,553
Qualifying loan loss reserves                                               2,246          2,127         2,234
                                                                        -----------------------------------------
  Tier 2 capital                                                          $28,512        $26,224       $25,787

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income continued to show improvement during the first three quarters of 1995, following minimal changes since 1992. This reflects continued changes in market interest rates, as well as a decline in dependence on borrowed funds as discussed under "Liquidity," above. The spread at September 30, 1995 was 3.97%, compared to 3.95% at June 30, 1995 and 3.81% for all of 1994. The net yield on interest earning assets improved to 4.50%, from 4.19% for 1994.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended September 30, 1995 and 1994.

        YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                             DOLLARS IN THOUSANDS

                                    -------------------------------------      ------------------------------------
                                                    1995                                        1994
                                    -------------------------------------      ------------------------------------
                                    AVERAGE       INTEREST        YIELD/       AVERAGE        INTEREST       YIELD/
                                    BALANCE         (B)            RATE        BALANCE          (B)           RATE
                                    -------------------------------------      ------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                   $2,460          $115          6.23%        $1,965            $49         3.32%
Taxable securities                   47,968         1,941          5.40%        57,503          2,140         4.96%
Tax exempt securities (b)            25,102         1,679          8.92%        24,875          1,683         9.02%
Taxable loans                       210,071        14,007          8.89%       196,030         11,864         8.07%
Tax exempt loans (b)                  1,305            91          9.29%         1,764            118         8.93%
                                   -----------------------                   ------------------------
  Total int. earning assets (b)     286,906       $17,833          8.29%       282,137        $15,855         7.49%
                                   -----------------------                    ------------------------
Cash and due from banks               7,740                                      6,755
Premises and equipment, net           8,391                                      7,170
Intangible assets                     1,833                                      2,014
Other assets                          3,104                                      3,179
Unrealized gain securities-AFS         (559)                                         0
Less allowance for loan losses       (2,169)                                    (2,163)
                                   ---------                                  ---------
TOTAL ASSETS                       $305,246                                   $299,092
                                   =========                                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
  deposits                          $35,986          $566          2.10%       $32,130           $507         2.10%
Savings deposits                     70,783         1,498          2.82%        79,139          1,487         2.51%
CDs $100,000 and over                29,424         1,345          6.09%        23,700            955         5.37%
Other interest bearing deposits     104,974         4,318          5.48%       104,454          3,699         4.72%
                                   -----------------------                    ------------------------
  Total int. bearing deposits       241,167         7,727          4.27%       239,423          6,648         3.70%
Short term borrowings                 4,221           193          6.10%         3,686            122         4.41%
Other borrowings                      6,000           226          5.02%         6,000            211         4.69%
                                   -----------------------                    ------------------------
  Total int. bearing liabilities    251,388        $8,146          4.32%       249,109         $6,981         3.74%
                                                 ---------                                   ---------
Noninterest bearing deposits         25,171                                     24,276
Other liabilities                     2,019                                      1,514
Shareholders' equity                 26,668                                     24,193
                                   ---------                                  ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $305,246                                   $299,092
                                   =========                                  =========
Net interest income                                $9,687                                      $8,874
                                                 ==========                                  =========
Net spread (b)                                                     3.97%                                      3.76%
                                                                ==========                                  =========

Net yield on interest earning assets (b)                           4.50%                                      4.19%
                                                                ==========                                  =========

Ratio of interest earning assets to
  interest bearing liabilities         1.14                                       1.13
                                   =========                                  =========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, on a taxable equivalent basis, in thousands of dollars.

                               --------------------------------------   ---------------------------------------
                                       1995 Compared to 1994                      1994 Compared to 1993
                               --------------------------------------   ---------------------------------------
                                  Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                  -------------------------------           -------------------------------
                                  Volume        Rate           Net          Volume         Rate          Net
                                  ------        ----           ---          ------         ----          ---
Interest earned on:
Federal funds sold                 $15           $66            $66            $6            $49           $49
Taxable securities                (375)         (199)          (199)          (35)         2,140         2,140
Tax exempt securities               15            (5)            (5)          (24)         1,683         1,683
Taxable loans                      885         2,143          2,143           372         11,864        11,864
Tax exempt loans                   (32)          (27)           (27)          (16)           118           118
                               --------------------------------------------------------------------------------
  Total interest income           $508        $1,978         $1,978          $303        $15,854       $15,854
                               ================================================================================
Interest paid on:
NOW accounts                       $61           $59            $59            $5           $507          $507
Savings deposits                  (166)           11             11             2          1,487         1,487
CDs $100,000 and over              251           390            390           113            955           955
Other interest bearing deposits     19           619            619          (277)         3,699         3,699
Short term borrowings               20            71             71           (25)           122           122
Other borrowings                     0            15             15           140            211           211
                               --------------------------------------------------------------------------------
  Total interest expense          $185        $1,165         $1,165          ($42)        $6,981        $6,981
                               ================================================================================
Net change in net interest
  income                          $323          $813           $813          $345         $8,873        $8,873
                               ================================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Noninterest income continues to improve, although at a slower rate than in previous periods. Year to date figures are up 6.9% over 1994, although third quarter income was down slightly. Declines occurred principally in Trust & Investment income and other income, but no changes were significant.

Income from sales and servicing of loans stabilized following declines in prior quarters. The Company continues to service a portfolio of sold loans, which provides a steady stream of income.

OTHER EXPENSES
Most categories of noninterest expense showed moderate increases over the second quarter of 1995 and the third quarter of 1994. Increases in salaries and benefits reflect the continued growth and expansion of the Bank. Occupancy and equipment expenses reflect recent physical expansion, but continue at manageable levels. The decrease in FDIC insurance premiums retroactively to June 1 caused adjustments in expenses during the third quarter, and will result in significantly less expense in this area in future periods. Other expenses continue at levels consistent with the same period in 1994, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first nine months of 1995.

NET INCOME
Year to date consolidated net income was $2,859,000 compared to $2,715,000 for the same period in 1994. Improved interest margin, combined with improved noninterest income and careful control of operating expenses, have contributed to this improvement. Compared to the same periods last year, net income for the quarter is up 5.02%, while year to date net income is up 3.5% Return on consolidated average assets for the quarter was 1.32%, compared to 1.21% for 1994, and 1.27% for the third quarter period in 1994.

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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 1995.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 1995.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

ITEM 5 - OTHER INFORMATION

  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

   27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1995.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  United Bancorp, Inc.
  November 8, 1995



  /S/ Dale L. Chadderdon
  --------------------------------------------
  Dale L. Chadderdon
  Senior Vice President, Secretary & Treasurer

                                EXHIBIT INDEX


                                                                                      SEQUENTIALLY
EXHIBIT                                                                                  NUMBERED
NUMBER                                    DESCRIPTION                                     PAGE
-------                                   -----------                                  ------------
27       --      Financial Data Schedule