Form 10-K405
period 1995-12-31
UNITED BANCORP INC /MI/
filed 1996-03-25
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           /x/ Annual Report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           Yes  /x/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       /x/

As of March 8, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,916,000 (common stock, no par value.) As of March 8, 1996, there were outstanding 1,489,840 shares of the registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996 are incorporated by reference into Part III.

                            CROSS REFERENCE TABLE

                                                                                   PAGE NUMBERS
                                                                            --------------------------
                                                                              Proxy               Form
ITEM NO.        DESCRIPTION                                                 Statement             10-K
------------------------------------------------------------------------------------------------------
                                                    PART I
 1.Business                                                                                          3
    I.  Selected Statistical information                                                             6
         -Distribution of Assets, Liabilities and Equity                                          6,18
         -Interest Rates and Interest Differential                                                6,20

   II.  Securities Portfolio                                                                   6,12,30

   III. Loan Portfolio                                                                               7
         -Types of Loans                                                                             7
         -Maturities and Sensitivities of Loans to Changes in Interest                               7
         -Risk Elements                                                                        7,26,31
         -Other Interest Bearing Assets                                                              8

   IV.  Summary of Loan Loss Experience                                                              8
         -Changes in Allowance for Loan Losses                                                       8
         -Allocation of Allowance for Loan Losses                                                    9

    V.  Deposits                                                                              10,18,20

   VI.  Return on Equity and Assets                                                                 10
   VII. Short-term Borrowings                                                                    10,32
2. Properties                                                                                       10
3. Legal Proceedings                                                                                10
4. Submission of Matters to a Vote of Security Holders                                              11

                                                    PART II
5. Market for Registrant's Common Equity and Related Stockholder Matters                            11
6. Selected Financial Data                                                                          11
7. Management's Discussion and Analysis of Financial Condition                                      12
     and Results of Operations
8. Financial Statement and Supplementary Data                                                       23
9. Changes in and disagreements with Accountants on Accounting and                                  39
     Financial Disclosure

                                                    PART III
10.Directors and Executive Officers of the Registrant                              9                39
11.Executive Compensation                                                         12                39
12.Security Ownership of Certain Beneficial Owners and Management                 15                39
13.Certain Relationships and related Transactions                                 11             34,39

                                                    PART IV
14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 39

   Signatures                                                                                       41

                                     PART I

ITEM 1 - BUSINESS
United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust (the "Bank").

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act, with the Bank as its only wholly-owned subsidiary. The Bank was acquired by the Company effective January 1, 1986. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

The Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

The Bank's Trust & Investment Group offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The Department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities.

In 1995, the Bank renewed its efforts to offer nontraditional financial services to its market. Through an agreement with Security First Corporation, the Bank began offering the sale of mutual funds and annuities through representatives located in the Bank's offices.

Late in 1995, the Bank formed an insurance agency. No activity was conducted by the Agency during 1995, but this subsidiary provides an additional vehicle to provide additional financial services to clients and nonclients in the future.

Banking services are delivered through a system of thirteen banking offices plus nine automated teller machines, all in Lenawee County, Michigan. The business base of the County is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

Supervision and Regulation
As a bank holding company within the meaning of the Bank Holding Company Act, the Company is required by said Act to file annual reports of its operations and such additional information as the Board of Governors may require and is subject, along with its subsidiaries, to examination by the Board of Governors. The Federal Reserve is the primary regulator of the Company.

The Bank Holding Company Act requires every bank holding company to obtain prior approval of the Board of Governors before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank holding company or bank. The Board of Governors may not approve the acquisition by the Company of voting shares or substantially all the assets of any bank located in any state other than Michigan unless the laws of such other state specifically authorize such an acquisition. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Board of Governors to be so closely related to banking or the management or control of banks as to be a proper incident thereto.

Under current regulations of the Board of Governors, a holding company and its nonbank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, data processing and services transmission, discount securities brokerage, mortgage banking and brokerage, sale and leaseback and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.

In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

Michigan's banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend.

United Bank & Trust is a Michigan banking corporation, and as such is subject to the regulation of, and supervision and regular examination by, the Michigan Financial Institutions Bureau ("FIB") and also the Federal Deposit Insurance Corporation ("FDIC"). The FIB is the primary regulator of the Bank. Deposit accounts of the Bank are insured by the FDIC. Requirements and restrictions under the laws of the United States and the State of Michigan include the requirement that banks maintain reserves against deposits, restrictions on the nature and amount of loans which may be made by a bank and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits and restrictions relating to investments and other activities of a bank.

The Federal Reserve Board has established guidelines for risk-based capital by bank holding companies. These guidelines establish a risk adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Tier I capital consists of shareholders' equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves.

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's regulatory capital and capital ratios at December 31, 1995 and 1994, as well as the regulatory requirements for adequately capitalized and well capitalized institutions established by the FDIC. Figures shown are in thousands of dollars, where appropriate.

                                                      Regulatory Guidelines                        United Bancorp, Inc.
                                                      ---------------------                        --------------------
                                                      Adequate         Well                        1995           1994
                                                      --------         ----                        ----           ----
   Tier 1 leverage ratio                                 4%             5%                         8.42%          7.95%
   Tier I risk adjusted capital ratio                    4%             8%                        13.34%         12.46%
   Total risk adjusted capital ratio                     8%            10%                        14.42%         13.56%

   Total shareholders' equity                                                                    $28,853        $25,158
   Intangible assets                                                                              (1,683)        (1,915)
   Unrealized (gain) loss on securities available
     for sale                                                                                       (105)           854
                                                                                                 -------        -------
        Tier 1 capital                                                                            27,065         24,097
   Qualifying loan loss reserves                                                                   2,197          2,127
                                                                                                 -------        -------
        Tier 2 capital                                                                           $29,262        $26,224

The above ratios, in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions.

During 1993, the Company adopted three accounting standards issued by the Financial Accounting Standards Board ("FASB"). In 1994 the Company modified and expanded certain disclosures to comply with Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. For 1995 the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In 1995 the Company also adopted AICPA Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties." The adoption of these pronouncements is discussed in Note 1 of Item 8 on Pages 26 - 29 and is incorporated herein by reference.

Competition
The banking business in the Bank's service area is highly competitive. In Lenawee County, the Bank competes with seven other banks, one savings & loan association, two credit unions, and various finance companies and loan production offices. Three of the banks and the savings & loan association are subsidiaries of large multi-state, multi-bank holding companies. The Bank expanded its penetration in various areas in the County through two acquisitions in 1992 and one acquisition in 1994. These acquisitions opened up markets in the County that were not previously served directly by the Company. During 1994, the Bank completed a significant addition to its existing Adrian office to house additional offices of the Bank's Trust & Investment Group, and completed construction of a 3,500 square foot office near the Adrian Mall, in the City of Adrian. In addition construction of an office in the Village of Blissfield was completed in May of 1995.

The Bank continued to make inroads into Lenawee County markets through its offices. The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Bank's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the Bank continues to expand its loan portfolio. Coupled with the fact that the Company offers the only locally-based trust department in the County, this local focus has provided a significant competitive advantage.

Employees
On December 31, 1995, the Bank employed 134 full-time and 36 part-time employees. This compares to 129 full time and 28 part time employees as of December 31, 1994. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

I  SELECTED STATISTICAL INFORMATION

(A) Distribution of Assets, Liabilities and Shareholders' Equity;
(B) Interest Rates and Interest Differential:

The information called for by this item is presented in Item 7 on pages 18 - 20 and is incorporated herein by reference.

II SECURITIES PORTFOLIO

The following table reflects the amortized costs and yields of the Company's securities portfolio for 1995. The average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate. In thousands of dollars where applicable:

                  Amortized Costs and Yields of Investments

                                                              0 - 1          1 - 5         5 - 10        Over 10
Available For Sale                                             Year          Years         Years          Years          Total
------------------                                           -------        -------       -------        -------        -------
U.S. Treasury and Government Agencies (1)                    $13,104        $28,838                                      $41,942
   Weighted average yield                                       4.60%          6.58%                                        5.96%
Other Securities (2)                                           1,354          1,965                                        3,319
   Weighted average yield                                       8.00%          6.50%                                        7.11%
                                                             -------        -------       -------        -------         -------
   Total Securities                                          $14,458        $30,803                                      $45,261
        Weighted average yield                                  4.92%          6.57%                                        6.05%

Held to Maturity
----------------
Tax Exempt Securities of States and Political Subdivisions      $855        $11,012       $14,800         $2,216         $28,883
   Weighted average yield                                       7.77%          8.40%         8.38%          8.12%           8.35%
Other Securities (2)                                           1,312            300                                        1,612
   Weighted average yield                                       6.58%          6.78%                                        6.62%
                                                             -------        -------       -------        -------         -------
   Total Securities                                          $ 2,167        $11,312       $14,800         $2,216         $30,495
        Weighted average yield                                  7.05%          8.36%         8.38%          8.12%           8.26%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

The Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included in Item 7 on Page 12 and in Note 4 on Page 30 of Item 8 and is incorporated herein by reference.

III LOAN PORTFOLIO
(A) TYPES OF LOANS

The table below shows loans outstanding (net of unearned interest) at December
31. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                    1995           1994           1993           1992           1991
                                                   -------       --------       --------       --------       --------
Personal                                          $ 57,418       $ 47,102       $ 36,105       $ 31,746       $ 26,083
Business                                            56,946         56,765         47,969         49,066         42,650
Tax exempt                                           1,224          1,513          1,975          2,296          2,336
Residential mortgage (1)                            97,000        101,329        105,223         95,854         66,754
Construction loans                                   5,239          4,050          6,037          3,964          2,263
Bankers' acceptances                                                                                             2,490
                                                  --------       --------       --------       --------       --------
   Total loans (1)                                $217,827       $210,759       $197,309       $182,926       $142,576
                                                  ========       ========       ========       ========       ========

(1) includes loans held for sale

(B) MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1995, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                                   0 - 1          1 - 5         After 5
                                                                   Year           Years          Years          Total
                                                                  -------        -------        -------        -------
   Business - fixed rate                                          $ 6,660        $13,928        $11,322        $31,910
   Business - variable rate                                        10,088         10,292          4,656         25,036
   Tax exempt - fixed rate                                            400            411            114            925
   Tax exempt - variable rate                                         299                                          299
   Construction loans -fixed rate                                   4,557            321            182          5,060
   Construction loans -variable rate                                  179                                          179
                                                                  -------        -------        -------        -------
        Total fixed rate                                           11,617         14,660         11,618         37,895
        Total variable rate                                        10,566         10,292          4,656         25,514
                                                                  -------        -------        -------        -------
              Grand total                                         $22,183        $24,952        $16,274        $63,409
                                                                  =======        =======        =======        =======


(C) RISK ELEMENTS
    Non-Accrual, Past Due and Restructured Loans

The aggregate amount of non-performing loans is presented in the table below. Nonperforming loans comprise (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above), and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). All numbers other than the percent of total loans are stated in thousands of dollars.

Nonperforming Loans:                                  1995           1994           1993           1992           1991
--------------------                                  ----           ----           ----           ----           ----
Nonaccrual loans                                      $ 41           $110           $172           $416         $  699
Loans past due 90 days or more                         163            517             21            122            429
Troubled debt restructurings                                            2             34             36            103
                                                     -----          -----          -----          -----         ------
   Total nonperforming loans                          $204           $629           $227           $574         $1,231
                                                     =====          =====          =====          =====         ======
Percent of total loans                               0.09%          0.30%          0.12%          0.31%          0.86%

For purposes of the above summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes 90 days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient.

The following shows the effect on interest revenue of nonperforming loans for the year ended December 31, 1995, in thousands of dollars:

                                                                                                   1995
                                                                                                   ----
   Gross amount of interest that would have been recorded at original rate                           $6
   Interest that was included in revenue
                                                                                                   ----
   Net impact on interest revenue                                                                    $6
                                                                                                   ====


Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided in Note 1 on Page 26, Note 5 on Page 31 and Note 6 on Page 31 of Item 8 and is incorporated herein by reference.

At December 31, 1995, the Bank had no loans other than those disclosed above which cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III.C.1.

(D) OTHER INTEREST BEARING ASSETS

As of December 31, 1995, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV  SUMMARY OF LOAN LOSS EXPERIENCE
(A) CHANGES IN ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses was 1.01% of total loans at December 31, 1995 and 1994. The table below summarizes changes in the allowance for loan losses for the years 1991 through 1995, stated in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                     1995           1994           1993           1992           1991
                                                    ------         ------         ------         ------         ------
Balance at beginning of period                      $2,127         $2,074         $1,871         $1,516         $1,277
                                                    ------         ------         ------         ------         ------
Charge-offs:
   Business loans                                        6             19             45            290             34
   Residential mortgages                                                2             12             14             40
   Personal loans                                      355            222            143            143            146
                                                    ------         ------         ------         ------         ------
    Total charge-offs                                  361            243            200            447            220
                                                    ------         ------         ------         ------         ------

Recoveries:
   Business loans                                        4             12             26             41             25
   Residential mortgages                                                                                            24
   Personal loans                                       66             35             42             41             34
                                                    ------         ------         ------         ------         ------
    Total recoveries                                    70             47             68             82             83
                                                    ------         ------         ------         ------         ------
Net charge-offs                                        291            196            132            365            137
                                                    ------         ------         ------         ------         ------
Allowance for loans acquired                                                                        300
Additions charged to operations                        361            249            335            420            376
                                                    ------         ------         ------         ------         ------
Balance at end of period                            $2,197         $2,127         $2,074         $1,871         $1,516
                                                    ======         ======         ======         ======         ======
Ratio of net charge-offs to average loans            0.14%          0.10%          0.07%          0.21%          0.10%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The higher-than-historical loan losses experienced in 1992 were caused primarily by one business customer. Management increased the provision charged to earnings to $361,000 in 1995, compared to $249,000 in 1994 and $335,000 in 1993. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of .13% of the portfolio.

(B) ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, and the percent of loans in each category to total loans, as of December 31.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                    1995                           1994                        1993
                            ---------------------          ---------------------       --------------------
                            Amount        Percent          Amount        Percent       Amount        Percent
                            ---------------------          ---------------------       --------------------
Business                    $1,056           26.1%         $  455           26.9%      $  642           24.3%
Tax exempt                                    0.6%                           0.7%                        1.0%
Residential mortgage            34           44.5%             57           48.1%          71           53.3%
Personal                       230           26.4%            169           22.3%         110           18.3%
Construction                                  2.4%                           1.9%                        3.1%
Unallocated                    877                          1,446                       1,251
                            ------          -----          ------          -----       ------          -----
Total                       $2,197          100.0%         $2,127          100.0%      $2,074          100.0%
                            ======          =====          ======          =====       ======          =====


                                    1992                           1991
                            ---------------------          ---------------------
                            Amount        Percent          Amount        Percent
                            ---------------------          ---------------------
Business                    $  568           26.8%         $  685           29.9%
Tax exempt                                    1.3%                           1.6%
Residential mortgages           77           52.4%             46           46.8%
Personal                       122           17.4%             96           18.3%
Construction                                  2.2%                           1.6%
Bankers acceptances                                                          1.7%
Unallocated                  1,104                            689
                            ------          -----          ------          -----
Total                       $1,871          100.0%         $1,516          100.0%
                            ======          =====          ======          =====

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V  DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon is included in Item 8, Pages 18 and 20 of this report, and is incorporated herein by reference. Maturities of negotiated rate time deposits of $100,000 or more outstanding at December 31, 1995 are summarized below, in thousands of dollars:

                                              MATURITY DISTRIBUTION                              1995
                                              ---------------------                              ----
   Three months or less                                                                         $11,909
   Over three months through six months                                                           6,293
   Over six months through twelve months                                                          4,749
   Over twelve months                                                                            11,488
                                                                                                -------
   Total                                                                                        $34,439
                                                                                                =======


VI RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in the table below. Book value per share is based on outstanding shares at December 31, of 1,489,840 in 1995 and 1,488,375 in 1994 and 1993. Dividends per share is based on average shares outstanding of 1,488,379 in 1995 and 1,488,375 in 1994 and 1993.

                                                                    1995               1994              1993
                                                                   ------             ------            ------
   Return on average assets                                         1.30%              1.20%             1.30%
   Return on average shareholders' equity                           14.9%              14.6%             17.3%
   Dividend payout ratio                                            33.2%              33.7%             29.2%
   Average equity to average total assets                            8.8%               8.2%              7.5%
   Book value per share                                            $19.37             $16.90            $16.01
   Cash dividends per share                                        $0.900             $0.813            $0.750

VII SHORT-TERM BORROWINGS

The information called for by this item is contained in Note 8, Page 32 of Item 8 and is incorporated herein by reference.

ITEM 2 -PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. The Bank owns and occupies the entire two-story brick building, which was built in 1980. The Bank operates three other offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one each in the villages of Britton and Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. The Bank owns all of the buildings and leases the land for one office in the city of Adrian. All branches offer drive-up facilities.

ITEM 3 -LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Bank is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of either the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 1995 and 1994 as reported by First of Michigan Corporation. These prices do not reflect private trades not involving First of Michigan Corporation. The common stock of the Company is traded over the counter. The Company had 830 shareholders as of December 31, 1995. The prices and dividends per share have been adjusted to reflect the 1994 stock split.

                                                 1995                                                        1994
                              -----------------------------------------                   -----------------------------------------
                                     Market price               Cash                             Market price               Cash
                              ------------------------        dividends                   ------------------------        dividends
   Quarter                        High           Low          declared                        High           Low          declared
-----------------------------------------------------------------------                   -----------------------------------------
         1st                     $27.00         $26.00          $0.190                       $21.00         $20.00         $0.183
         2nd                      27.25          26.50           0.190                        21.75          20.75          0.185
         3rd                      27.50          26.00           0.200                        26.00          24.00          0.185
         4th                      28.00          27.00           0.320                        26.00          24.00          0.260

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).

FINANCIAL CONDITION                                     1995           1994           1993           1992           1991
-------------------                                     ----           ----           ----           ----           ----
ASSETS
Cash and demand balances in other banks              $ 10,017       $  7,049       $  6,304       $  7,515       $  3,850
Federal funds sold                                      8,700                         2,600          6,800
Securities available for sale                          45,420         41,900         46,882          5,000
Securities held to maturity                            30,495         32,896         35,624         77,439         57,520
Net loans                                             215,630        208,632        195,236        181,054        141,060
Other assets                                           13,174         13,784         12,367         11,081          6,959
                                                     --------       --------       --------       --------       --------
   TOTAL ASSETS                                      $323,436       $304,261       $299,013       $288,889       $209,389
                                                     ========       ========       ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                         $ 29,565       $ 26,712       $ 25,145       $ 21,866       $ 13,131
Interest bearing certificates of deposit
   of $100,000 or more                                 34,439         24,016         21,005         20,764         16,301
Other interest bearing deposits                       221,168        213,556        220,997        220,279        149,526
                                                     --------       --------       --------       --------       --------
   Total deposits                                     285,172        264,284        267,147        262,909        178,958
Short term borrowings                                     578          6,800                         3,000          9,800
Other borrowings                                        6,000          6,000          6,000
Other liabilities                                       2,833          2,019          2,032          2,046          1,997
                                                     --------       --------       --------       --------       --------
   Total Liabilities                                  294,583        279,103        275,179        267,955        190,755
Shareholders' Equity                                   28,853         25,158         23,834         20,934         18,634
                                                     --------       --------       --------       --------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $323,436       $304,261       $299,013       $288,889       $209,389
                                                     ========       ========       ========       ========       ========


RESULTS OF OPERATIONS
---------------------
Interest income                                       $23,492        $20,667        $20,908        $20,982        $18,373
Interest expense                                       11,084          9,419          9,910         11,172         10,461
                                                      -------        -------        -------        -------        -------
   Net Interest Income                                 12,408         11,248         10,998          9,810          7,913
Provision for loan losses                                 361            249            335            420            376
Noninterest income                                      2,707          2,262          2,594          2,053          1,433
Noninterest expense                                     9,297          8,506          8,158          7,093          5,602
                                                      -------        -------        -------        -------        -------
   Income before Federal income tax                     5,457          4,755          5,099          4,350          3,368
Federal income tax                                      1,422          1,171          1,279          1,081            781
                                                      -------        -------        -------        -------        -------
NET INCOME                                            $ 4,035        $ 3,584        $ 3,820        $ 3,269        $ 2,587
                                                      =======        =======        =======        =======        =======
Per share earnings (1)                                $  2.71        $  2.41        $  2.57        $  2.20        $  1.74

(1) Per share data is based on average shares outstanding and has been adjusted to reflect a 3 for 1 stock split in 1994 and stock dividends paid in 1993 and 1991.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust.

                              FINANCIAL CONDITION

SECURITIES
The securities portfolio of the Bank increased slightly during 1995, following declines in 1994. This increase reflects deposit growth which outpaced loan growth during the year.

Change in Categories of Securities Portfolio,
   in thousands of dollars                                                        1995                          1994
---------------------------------------------                                   --------                      --------
   U.S. Treasury and agency securities                                          $(10,009)                      $(7,079)
   Mortgage backed agency securities                                              13,308                         1,922
   Tax exempt obligations of states and political subdivisions                     3,216                         1,871
   Corporate, taxable municipal and asset backed securities                       (5,396)                       (4,425)
                                                                                --------                       -------
   Total securities                                                              $ 1,119                       $(7,711)
                                                                                ========                       =======


In 1995, the Bank actively pursued high-balance money market deposit accounts from existing clients, and invested the funds in variable rate mortgage backed agency securities. Holdings in U.S. Treasury and agency securities declined during the year as a result of maturities in the portfolio. These investments were generally replaced with U.S. Government agency mortgage backed securities, which offered higher yields than U.S. Treasury bonds. In general, maturities of corporate asset backed and debt securities were not replaced during the year.

Holdings in tax exempt obligations of states and political subdivisions increased during the year, as in prior years. The Company's current and projected tax position continues to make carrying these securities valuable to the Bank. In addition, the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its political subdivisions.

Percentage Makeup of Securities Portfolio at December 31                           1995                          1994
--------------------------------------------------------                           -----                         -----
   U.S. Treasury and agency securities                                              19.9%                         33.6%
   Mortgage backed agency securities                                                35.5%                         18.3%
   Tax exempt obligations of states and political subdivisions                      38.1%                         34.3%
   Corporate, taxable municipal and asset backed securities                          6.5%                         13.8%
                                                                                   -----                         -----
   Total securities                                                                100.0%                        100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Bank's portfolio contains no "high risk" mortgage securities or structured notes.

The Company experienced a significant shift in its unrealized gains and losses on securities available for sale during 1995 and 1994. At December 31, 1993, the gain was $196,000, net of tax. During 1994, market rates increased, resulting in declines in the market value of investments. At December 31, 1994, the unrealized net loss on securities available for sale was $854,000, net of tax. Following declines in rates during 1995, market values increased, and at December 31, 1995, the position had shifted to an unrealized net gain of $105,000.

These unrealized gains and losses are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities classified as either held to maturity or available for sale.

LOANS
Total loans increased 3.4% in 1995, compared to 6.8% growth in 1994. Growth in the consumer loan area during 1995 continued to reflect significant growth in the Bank's home equity, credit card and consumer installment loan portfolios. Demand for business loans was flat during the year, following significant growth in 1994. The continued decline in tax exempt loans reflects normal amortization as well as a decline in demand for this type of financing.

Percentage Change in Categories of Loan Portfolio                                  1995                          1994
-------------------------------------------------                                  -----                         -----
   Personal                                                                         21.9%                         30.5%
   Business                                                                          0.3%                         18.3%
   Tax exempt                                                                      -19.1%                         23.4%
   Residential mortgage                                                             -3.4%                         -3.6%
   Construction                                                                     29.4%                        -32.9%
   Total loans                                                                       3.4%                          6.8%

The Bank continues to be the single largest provider of residential mortgage loans in Lenawee County. As a full service lender, the Bank offers a variety of home mortgage loan products in its market. During 1995, the preference of consumers was primarily for fixed rate residential real estate loans, rather than for variable rate loans. This resulted in a decline in the residential real estate portfolio, since the Bank generally retains ownership of adjustable rate and short term fixed rate loans, and originates and sells long term single family residential fixed rate mortgage loans in the secondary market. While the Bank anticipates that it will continue to sell loans in the secondary market, the actual amounts originated for sale will depend on several factors, including local economic conditions and demand in the real estate market.

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. At December 31, 1995, the Bank had approximately $202,000 of loans past due 90 days or more or not accruing interest. This amount represents .07% of all loans outstanding, and is an unusually low percentage for the industry. This number is down from $517,000 at the end of 1994, when the increase from 1993 was due primarily to the delinquency of one large commercial customer, for which no loss was experienced.

Percentage Makeup of Loan Portfolio as of December 31                              1995                          1994
-----------------------------------------------------                              -----                         -----
   Personal - direct                                                                15.3%                         13.4%
   Personal - indirect                                                              11.1%                          8.9%
   Business                                                                         26.1%                         26.9%
   Tax exempt                                                                        0.6%                          0.7%
   Residential mortgage                                                             44.5%                         48.1%
   Construction                                                                      2.4%                          1.9%
                                                                                   -----                         -----
   Total loans                                                                     100.0%                        100.0%

The largest single category of loans is also generally the category with the least risk. Loans to finance residential mortgages are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio in equal proportions.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, in addition to the precautions taken with credit quality in the other portfolios, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio. Business loans contain no significant concentrations other than geographic concentrations within Lenawee County.

Personal loan balances were $57.4 million at December 31, 1995. Of those loans, approximately 73% are direct and indirect installment loans. Home equity loans comprise another 20% of personal loans, and the balance consists of credit card loans and unsecured revolving line of credit loans, including overdraft protection. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing.

During the past two years, the Bank has increased its involvement in indirect personal lending. This indirect lending is performed within the Bank's market area, and underwriting standards are strict. All loans are obtained through established dealers who are well-known to the Company. Indirect lending is traditionally somewhat riskier than direct lending, but the Company maintains a high level of asset quality on indirect loans as well as direct loans by actively monitoring delinquencies, nonperforming assets and potential problem loans.

Further information concerning credit quality is contained in Note 6 of the Notes to Consolidated Financial Statements.

DEPOSITS AND REPURCHASE AGREEMENTS
Deposits increased during 1995, following modest declines in 1994. The greatest percentage increases in deposits during 1995 were seen in demand deposits, money market deposit accounts, certificates of deposit over one year and interest bearing certificates greater than $100,000. The majority of the Bank's deposits are derived from core customer sources, relating to long term relationships with local personal, business and public customers.

A number of factors contributed to deposit growth in 1995. Personal demand deposit accounts increased due to the introduction of the very successful Freedom Checking product during 1995. This product features no monthly statement charges or minimum balances, with unlimited check writing. In addition, successful penetrations into the Adrian and Blissfield markets contributed to deposit growth. Increases in long term CDs more than offset declines in short term CDs, as clients continued their shifts to longer maturities during 1995.

Percentage Change in Deposits by Category                                           1995                          1994
-----------------------------------------                                           -----                         -----
   Noninterest bearing                                                              10.6%                          6.4%
   Interest bearing certificates of $100,000 or more                                43.4%                         14.3%
   Other interest bearing                                                            3.4%                         -3.4%
   Total deposits                                                                    7.9%                         -1.1%

Late in 1994, the Bank began offering a repurchase agreement product to non-retail customers, and balances in this product were $5.2 million at December 31, 1994. Management considered this product to be a logical replacement for uninsured deposits for municipalities and large corporate customers. However, following the decrease in FDIC insurance rates in 1995, rates on repurchase agreements became less attractive to clients, and most of these balances returned to certificates of deposit over $100,000. This is responsible for a large portion of the increases in that category of deposits. Other interest bearing deposits remained virtually unchanged as a percent of total deposits.

Percentage Breakdown of Deposit Portfolio as of December 31                         1995                          1994
-----------------------------------------------------------                        -----                         -----
   Noninterest bearing deposits                                                     10.4%                         10.1%
   Interest bearing certificates of $100,000 or more                                12.1%                          9.1%
   Other interest bearing deposits                                                  77.5%                         80.8%
                                                                                   -----                         -----
   Total deposits                                                                  100.0%                        100.0%


In financial institutions, the presence of interest bearing certificates greater than $100,000 often indicates a reliance upon purchased funds. However, in the Bank's deposit portfolio, these balances represent core deposits of local clients. The Bank does not support its growth through purchased or brokered deposits.

The Bank's deposit rates are consistently competitive with other banks in its market, and in general, the Lenawee County market has traditionally paid higher interest rates on deposits than the nearby Detroit and Toledo metropolitan market areas.

CASH EQUIVALENTS AND BORROWED FUNDS
The Bank found it advantageous to borrow periodically through the federal funds market during 1994. However, early in 1995, the Bank shifted from being a user to a provider of funds in the federal funds market. This strategic move was in response to a flattening of the yield curve, which made short term rates relatively more attractive. Further information concerning this change is discussed in the "Liquidity and Funds Management" section below.

In addition to the federal funds market, the Bank continued to use advances from the Federal Home Loan Bank, renewing $3 million of advances which matured during 1995. Additional information concerning borrowings is detailed in Notes 8 and 9 of the Notes to Consolidated Financial Statements and in the "Liquidity and Funds Management" section following.

                         LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
While 1994 presented challenges to provide funding for continued strong loan demand, expansion in the Adrian market and entry into the Blissfield market contributed additional sources of deposits in 1995.

During 1995, the interest rate yield curve shifted dramatically, providing proportionally better returns for federal funds balances than for other types of investments. In order to take advantage of this unusual rate scenario, the reinvestment of some investment maturities was delayed in order to enhance investment income. This provided additional liquidity during the year.

The Bank monitors its liquidity position regularly, and is in compliance with regulatory guidelines for liquidity. The Company has a number of liquidity sources other than deposits, including federal funds and other lines of credit with correspondent banks, securities available for sale, and a line of credit with the Federal Home Loan Bank of Indianapolis. Information concerning available lines is contained in Note 8 of the Notes to Consolidated Financial Statements.

FUNDS MANAGEMENT
Bank policies place strong emphasis on stabilizing net interest margin, with the goal of providing a sustained level of satisfactory earnings. The Funds Management, Investment and Loan policies provide direction for the flow of funds necessary to supply the needs of depositors and borrowers. Management of interest sensitive assets and liabilities is also necessary to reduce interest rate risk during times of fluctuating interest rates.

The Funds Management Committee of the Bank is also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committee is made up of senior members of management, and continually monitors the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

The Bank relies on traditional methods to balance the interest sensitivity of its asset and liability portfolios. Interest rate futures, caps, swaps and similar instruments are avoided, in preference for more familiar, traditional funds management techniques.

The Funds Management policy of the Bank provides for a level of interest sensitivity which, Management believes, allows the Bank to take advantage of opportunities within the market relating to liquidity and interest rate risk, allowing flexibility without subjecting the Bank to undue exposure to risk. In addition, other measures are used to evaluate and project the anticipated results of Management's decisions.

The Bank continued to maintain its interest sensitivity position near to a neutral position. As a result, continued emphasis on variable rate assets was combined with attempts to acquire short term fixed rate deposits.

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 1995. Assets and liabilities are shown in the table according to their anticipated repricing dates. Loans and investments are categorized using their scheduled payment dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities.

                          INTEREST SENSITIVITY SUMMARY

                                                  0-3           4-12            1-5            5-10         Over 10
In thousands of dollars                         Months         Months          Years          Years          Years          Total
                                               --------       --------       --------       -------         -------      ---------
Securities and fed funds sold                   $30,626        $14,644        $26,224        $11,386         $1,735       $ 84,615
Loans                                            55,744         53,338         71,918         21,527         15,300        217,827
                                               --------       --------       --------       --------        -------      ---------
   Total earning assets                         $86,370        $67,982        $98,142        $32,913        $17,035       $302,442
                                               ========       ========       ========       ========        =======       ========

Interest bearing deposits                      $156,810        $45,667        $53,051        $    79                      $255,607
Repurchase agreements                               578                                                                        578
Other borrowings                                                 3,000          3,000                                        6,000
                                               --------       --------       --------       --------        -------      ---------
   Total interest bearing liabilities          $157,388        $48,667        $56,051        $    79                      $262,185
                                               ========       ========       ========       ========        =======      =========

Net asset (liability) funding gap              ($71,018)       $19,315        $42,091        $32,834        $17,035       $ 40,257
Cumulative net asset (liability) funding gap   ($71,018)      ($51,703)       ($9,612)       $23,222        $40,257
Cumulative gap ratio                               0.55           0.75           0.96           0.88           1.15 to 1
Cumulative gap as a percent of total assets      -22.0%         -16.0%          -3.0%           7.2%          12.4%

CAPITAL RESOURCES
It is the policy of the Company to pay 30% to 35% of net earnings as cash dividends to shareholders. These dividends have resulted in a dividend yield of approximately 3.3% and 3.5% in 1995 and 1994, respectively, with the decline due entirely to an increase in the market value of the stock. A three-for-one stock split was paid in 1994, and a 5% stock dividends was paid to shareholders in 1993. The stock of the Company is traded locally over the counter, and demand consistently exceeds supply. Additional information concerning capital ratios and shareholder return is included in "Financial Highlights."

The capital ratios of the Bank and the Company continued to increase through the retention of earnings during 1995. Capital ratios continued to exceed the levels required by its regulators.

The Company maintains a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include maintaining capital growth in relation to asset growth, and the retention of earnings to fund growth while providing a return to shareholders.

                             RESULTS OF OPERATIONS

Consolidated net income for 1995 was $4,035,000, compared to $3,584,000 for 1994 and $3,820,000 for 1993. This resulted in a return on consolidated average assets for 1995 of 1.30%, compared to 1.20% for 1994 and 1.30% for 1993. Return on average shareholders' equity increased to 14.9%, up from 14.7% in 1994 and down from 17.3% in 1993. In addition, earnings per share for 1995 were $2.71, compared to $2.41 and $2.57 for 1994 and 1993, respectively. All per share figures have been restated to reflect the stock split in 1994 and the stock dividend distributed in 1993.

NET INTEREST INCOME
United Bancorp, Inc. derives its income primarily from net interest income, which is an important indicator of the Company's profitability. In general, the Bank has a lower net interest margin than its peers, due principally to its deposit mix. Interest income yields of the Bank are generally in line with peers, but relatively low levels of noninterest bearing deposits and a high amount of certificates of deposit contribute to a relatively high cost of funds.

Management's attempts to influence the deposit mix proved marginally successful during 1994, as the percent of noninterest bearing deposits to total deposits increased slightly. This trend continued in 1995, due in part to the introduction of the Freedom Checking product, as discussed under "Deposits," above. Improvements in margin also resulted in part from continued attempts during 1995 to influence deposit mix through pricing and target marketing. The Yield Analysis table provides insight into the various components of net interest income, as well as the results of recent initiatives which have helped to improve the margin.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                              DOLLARS IN THOUSANDS

                                      -------------------------------------             -------------------------------------
                                                     1995                                              1994
                                      -------------------------------------             -------------------------------------
                                      Average       Interest        Yield/              Average       Interest        Yield/
ASSETS                                Balance          (b)           Rate               Balance          (b)           Rate
                                      -------------------------------------             -------------------------------------
Interest earning assets (a)
Federal funds sold                   $  3,644        $   215           5.91%           $  1,602        $    56           3.51%
Taxable securities                     49,230          2,703           5.49%             56,398          2,803           4.97%
Tax exempt securities (b)              25,408          2,258           8.89%             24,977          2,249           9.00%
Taxable loans                         211,342         19,006           8.99%            198,287         16,221           8.18%
Tax exempt loans (b)                    1,282            118           9.18%              1,712            155           9.08%
                                     --------       --------                           --------       --------
   Tot int earning assets (b)         290,906         24,300           8.35%            282,976         21,484           7.59%
Cash and due from banks                 7,759                                             6,911
Premises and equipment, net             8,420                                             7,420
Intangible assets                       1,804                                             1,999
Other assets                            3,003                                             3,222
Unrealized loss on securities afs        (421)                                             (653)
Allowance for loan losses              (2,181)                                           (2,178)
                                     --------                                          --------
TOTAL ASSETS                         $309,290                                          $299,697
                                     ========                                          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand deposits     $ 36,347            763           2.10%            $32,764            681           2.08%
Savings deposits                       73,092          2,124           2.91%             78,659          2,011           2.56%
CDs $100,000 and over                  29,942          1,829           6.11%             24,279          1,310           5.40%
Other interest bearing deposits       105,001          5,824           5.55%            103,245          4,941           4.79%
                                     --------       --------                           --------       --------
   Total int bearing deposits         244,382         10,540           4.31%            238,947          8,944           3.74%
Short term borrowings                   3,854            236           6.12%              4,079            193           4.73%
Long term borrowings                    6,000            308           5.14%              6,000            282           4.70%
                                     --------       --------                           --------       --------
   Total int bearing liabilities      254,236         11,084           4.36%            249,026          9,419           3.78%
                                                    --------           ----                           --------           ----
Noninterest bearing deposits           25,821                                            24,439
Other liabilities                       2,136                                             1,727
Shareholders' equity                   27,097                                            24,505
                                     --------                                          --------
TOTAL LIABILITIES & EQUITY           $309,290                                          $299,697
                                     ========                                          ========
Net interest income                                  $13,216                                           $12,065
                                                    ========                                          ========
Net spread (b)                                                         3.99%                                             3.81%
                                                                       ====                                              ====
Net yield on interest earning
  assets (b)                                                           4.54%                                             4.26%
Ratio of interest earning assets to
   interest bearing liabilities          1.14                                              1.14
                                         ====                                              ====

                                                                   --------------------------------------
                                                                                   1993
                                                                   --------------------------------------
                                                                    Average       Interest        Yield/
ASSETS                                                              Balance          (b)           Rate
                                                                   --------------------------------------
Interest earning assets (a)
Federal funds sold                                                 $  2,814        $    84           2.99%
Taxable securities                                                   58,151          2,938           5.05%
Tax exempt securities (b)                                            24,846          2,321           9.34%
Taxable loans                                                       191,186         16,230           8.49%
Tax exempt loans (b)                                                  1,988            189           9.51%
                                                                   --------        -------
   Total interest earning assets (b)                                278,985         21,762           7.80%
Cash and due from banks                                               6,483
Premises and equipment, net                                           6,096
Intangible assets                                                     2,038
Other assets                                                          3,184
Unrealized loss on securities
   available for sale
Allowance for loan losses                                            (1,986)
                                                                   --------
TOTAL ASSETS                                                       $294,800
                                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand deposits                                    $32,400            797           2.46%
Savings deposits                                                     79,929          2,190           2.74%
CDs $100,000 and over                                                21,327          1,199           5.62%
Other interest bearing deposits                                     110,477          5,471           4.95%
                                                                   --------        -------
   Total interest bearing deposits                                  244,133          9,657           3.96%
Short term borrowings                                                 1,577             72           4.57%
Long term borrowings                                                  3,760            181           4.81%
                                                                   --------        -------
   Total interest bearing liabilities                               249,470          9,909           3.97%
                                                                                   -------         ------
Noninterest bearing deposits                                         21,176
Other liabilities                                                     2,059
Shareholders' equity                                                 22,095
                                                                   --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                            $294,800
                                                                   ========
Net interest income                                                                $11,852
                                                                                   =======
Net spread (b)                                                                                       3.83%
                                                                                                   ======
Net yield on interest earning assets (b)                                                             4.25%

Ratio of interest earning assets to
   interest bearing liabilities                                        1.12
                                                                   ========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

While the spread improved from 3.81% in 1994 to 3.99% in 1995, the improvement in margin from 4.26% in 1994 to 4.54% in 1995 is perhaps more significant. However, the ratio of interest earning assets to interest bearing liabilities remained unchanged, at 1.14 for 1995 and 1994.

Total dollars of net interest income increased significantly during 1995, as a result of both volume and rate increases. As noted above under "Securities," the move from U.S. Treasury securities to federal funds sold provided improvements in interest income. Continued growth in personal loans also contributed to the improvement in margin, as pricing on these products is generally higher than on other categories of loans.

The following table sets forth the effects of volume and rate changes on net interest income on a taxable equivalent basis. All figures are stated in thousands of dollars.

                                     ------------------------------------           ------------------------------------
                                            1995 compared to 1994                          1994 compared to 1993
                                     ------------------------------------           ------------------------------------
Increase (decrease) due to: (a)      Volume           Rate            Net           Volume           Rate            Net
                                     ------------------------------------           ------------------------------------
Interest earned on:
Federal funds sold                   $  104         $   55         $  159            $ (41)         $  13          $ (28)
Taxable securities                     (377)           277           (100)             (88)           (47)          (135)
Tax exempt securities (b)                39            (29)            10               12            (85)           (73)
Taxable loans                         1,110          1,675          2,785              592           (601)            (9)
Tax exempt loans (b)                    (39)             1            (38)             (25)            (9)           (34)
                                     ------         ------         ------            -----          -----          -----
   Total interest income             $  837         $1,979         $2,816            $ 450          $(729)         $(279)
                                     ------         ------         ------            -----          -----          -----
Interest expense on:
Interest bearing demand deposits     $   75         $    8         $   83            $   9          $(125)         $(116)
Savings deposits                       (149)           261            112              (34)          (145)          (179)
CDs $100,000 and over                   331            188            519              161            (50)           111
Other interest bearing deposits          85            798            883             (350)          (180)          (530)
Short term borrowings                   (11)            54             43              118              3            121
Long term borrowings                                    27             27              105             (4)           101
                                     ------         ------         ------            -----          -----          -----
   Total interest expense            $  331         $1,336         $1,667            $   9          $(501)         $(492)
                                     ------         ------         ------            -----          -----          -----
Net change in net interest income    $  506         $  643         $1,149            $ 441          $(228)         $ 213
                                     ======         ======         ======            =====          =====          =====


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The above tables further demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the last two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans, and changes are treated as volume variances.

PROVISION FOR LOAN LOSSES
The purpose of the provision for loan losses is to maintain an adequate allowance to absorb potential loan losses. Management strives to maintain the allowance for loan losses at an appropriate level based upon their analysis of the loan portfolio, in order to provide for possible future losses and anticipated growth.

The Bank has consistently low levels of nonperforming loans, and loan loss history has been excellent compared to peers. The use of an independent loan review function for business loans, and careful monitoring of loans by management allows the Bank to maintain its high level of quality in the loan portfolio. All of these factors combine with the high level of residential real estate loans to support an allowance as a percent of total loans at a level which is somewhat below average for a commercial bank.

The amount of the 1995 provision for loan losses was $361,000, compared to $249,000 in 1994 and $335,000 in 1993. Actual charge offs were $361,000 in
1995, compared to $243,000 in 1994 and $201,000 during 1993, while recoveries for the same periods were $70,000, $48,000 and $68,000, respectively. The allowance for loan losses at year end 1995 reached $2,197,000, representing 1.01% of total loans. The adoption by the Company of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" effective

January 1, 1995 was immaterial to the Company's consolidated financial statements.

NONINTEREST INCOME
Total noninterest income increased 29.8% during 1995, following a decrease of 13.2% from 1993 to 1994. A number of items contributed to these changes.

Growth in deposits, primarily in the banking offices opened in 1994 and 1995, contributed to a 23.0% increase in deposit service charges from 1994 to 1995. This followed modest declines from 1993 to 1994.

Also contributing to the overall profitability of the Company is the Trust & Investment Group of the Bank, as gross income generated from trust fees continued to rise. Trust & Investment fees provided 32.8% of the Company's noninterest income in 1995, compared to 34.7% in 1994 and 30.1% in 1993. Total Trust & Investment Group fee income increased 9.6% in 1995 over 1994. Future increases in Trust fee income are dependent on the growth of the Department and the market value of assets managed, but are expected to continue to increase in future periods. The Department will celebrate its 20th year of operation in 1996.

One area of income that showed some improvement in 1995 following significant decline for 1994 was income from the sales and servicing of loans. Gains on the sale of loans, combined with net provision for losses on loans held for sale was $237,000 in 1995. This compares to $65,000 for 1994 and $509,000 for 1993, and reflects a rebound from the slowing of the demand for residential real estate mortgages during 1994, as a decrease in long term rates in 1995 resulted in some increase in volume from 1994 levels. The unprecedented origination volume experienced throughout the country in 1993 and 1992 was a result of interest rates which were significantly lower than the rates on virtually all mortgages that were in place at that time. Almost all mortgage borrowers were able to benefit during that period by refinancing their existing mortgage loans. Management believes that the origination levels experienced in 1993 and 1992 are not likely to be repeated even as rates fall.

The Bank continues to build a significant portfolio of sold loans which it continues to service, and this servicing provides ongoing income for the life of the loans. The Bank generally markets its production of fixed rate long term mortgages in the secondary market, and retains adjustable rate mortgages for its portfolio. As loan rates declined during 1995, client preference shifted toward fixed rate loans, resulting in a greater proportion of those loans originated by the Bank being sold in the secondary market. The Bank currently services nearly $72 million of sold loans, compared to $53 million at the end of 1994. These loans will continue to generate fee income in future periods.

The other area providing significant increases from 1994 is income from the sale of nondeposit investment products. Enhancements to the Bank's program in late 1994 have provided substantial increases in sales, resulting in increased fee income. Total income provided from the sale of annuities and mutual funds these products in 1995 was $272,000, up 700% from 1994.

In 1995, the Michigan Banking Code was modified to permit state banks to sell insurance products of all kinds. United Bank & Trust subsequently formed an insurance agency, although the agency has not yet commenced operations and no income was generated during the year.

Management anticipates that noninterest income will continue to be emphasized in the future as a significant source of income to help augment net interest income in light of continued increased competition in the financial services markets.

NONINTEREST EXPENSE
Personnel expense continues to be the largest single area of expense. Expansion and growth requires adequate staffing, and personnel expense increased 18.7% over 1994. Total full-time equivalent staffing was 156.5 at December 31, 1995, compared to 144.5 in 1994. This expansion also contributed to increases in occupancy and equipment expenses, which increased 17.1% during 1995, compared to an increase of 5.8% in 1994 and 42.0% in 1993.

Other noninterest expenses increased moderately due to the continued expansion of the Company. Several areas reflecting increases relate primarily to this expansion, and include costs of marketing, business development and staff education, as well as expenses relating to the operation of thirteen banking offices in 1995, compared to eleven for most of 1994 and 1993.

A reduction of FDIC insurance premium rates resulted in a decrease of approximately $284,000 in the Company's FDIC insurance cost from 1994. Effective May 1, 1995, the FDIC reduced the Company's premium rate from 23 basis points per $100 of deposits to 4 basis points. This change was a result of the Bank Insurance Fund ("BIF"), which insures 95% of the Company's deposit accounts, reaching its statutorially required level in the spring of 1995.

This rate has further been reduced to zero for the first six months of 1996. However, because the Savings Association Insurance Fund ("SAIF") is not projected to reach its fully funded level for several more years, SAIF insured institutions will not benefit from these premium reductions. There has been active discussion in the United States Congress that a significant premium disparity between BIF and SAIF insured institutions might be inappropriate or undesirable. One option being actively considered is a one-time special assessment on SAIF insured deposits. Such special assessment or other charges, if implemented, may reduce the level of premium reduction currently announced. The Company has a small amount of SAIF insured deposits arising from the acquisition of branches from a thrift institution, and the net income affect of the one time charge currently proposed would be less than $55,000.

FEDERAL INCOME TAX
The Company's effective tax rate remained substantially unchanged from prior years.

Effective Tax Rates                                                               1995           1994           1993
-------------------                                                              -------        -------        -------
   Income before tax ($000)                                                       $5,457         $4,755         $5,099
   Federal income tax accrual ($000)                                               1,422          1,111          1,279
   Effective federal tax rate                                                      26.1%          24.6%          25.1%

Tax exempt income continues to be a significant factor in the tax calculation for the Company, due to the relatively large portion of the investment portfolio carried in tax exempt municipal securities. The Bank intends to continue to invest in these securities as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

PROSPECTIVE ACCOUNTING AND REGULATORY CHANGES
Information concerning the adoption of prospective accounting changes is reviewed in Note 1 of the Notes to Consolidated Financial Statements. Management is not aware of any other trends, events or uncertainties that are likely to have a material effect on the Company's liquidity, capital resources, or operations. In addition, Management is not aware of any current recommendations by regulatory authorities, other than those previously discussed, which would have such an effect.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
United Bancorp, Inc. and Subsidiary

                                                                                                          December 31,
In thousands of dollars                                                                Notes          1995           1994
-----------------------                                                                -----          ----           ----
ASSETS
Cash and demand balances in other banks                                                  3          $ 10,017       $  7,049
Federal funds sold                                                                                     8,700
                                                                                                    --------       --------
Total cash and cash equivalents                                                                       18,717          7,049

Securities available for sale                                                            4            45,420         41,900
Securities held to maturity (fair value of $31,833 in 1995 and $32,911 in 1994)          4            30,495         32,896
                                                                                                    --------       --------
Total securities                                                                                      75,915         74,796

Loans held for sale                                                                                      261          1,301
Portfolio loans                                                                                      217,566        209,458
                                                                                                    --------       --------
Total loans                                                                            5,12          217,827        210,759
Less allowance for loan losses                                                           6             2,197          2,127
                                                                                                    --------       --------
Net loans                                                                                            215,630        208,632

Premises and equipment, net                                                              7             8,404          8,310
Accrued interest receivable and other assets                                                           4,770          5,474
                                                                                                    --------       --------
TOTAL ASSETS                                                                                        $323,436       $304,261
                                                                                                    ========       ========

LIABILITIES
Deposits
   Noninterest bearing deposits                                                                     $ 29,565       $ 26,712
   Interest bearing certificates of deposit of $100,000 or more                                       34,439         24,016
   Other interest bearing deposits                                                                   221,168        213,556
                                                                                                    --------       --------
Total deposits                                                                                       285,172        264,284

Short term borrowings                                                                    8               578          6,800
Other borrowings                                                                         9             6,000          6,000
Accrued interest payable and other liabilities                                                         2,833          2,019
                                                                                                    --------       --------
TOTAL LIABILITIES                                                                                    294,583        279,103
                                                                                                    --------       --------

Commitments and contingent liabilities                                                4,7,10

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized,
   1,489,840 and 1,488,375 shares issued and outstanding, respectively                                11,262         11,221
Retained earnings                                                                                     17,486         14,791
Unrealized gain (loss) on securities available for sale,
   net of tax of ($54) and $440, respectively                                                            105           (854)
                                                                                                    --------       --------
TOTAL SHAREHOLDERS' EQUITY                                                                            28,853         25,158
                                                                                                    --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $323,436       $304,261
                                                                                                    ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
United Bancorp, Inc. and Subsidiary

                                                                                For the years ended December 31,
In thousands of dollars, except per share data                 Notes          1995           1994           1993
----------------------------------------------                 -----          ----           ----           ----
INTEREST INCOME
Interest and fees on loans
   Taxable                                                                   $19,006        $16,221        $16,229
   Tax exempt                                                                     78            103            125
Interest on securities
   Available for sale - taxable                                                2,310          2,304
   Held to maturity - taxable                                                    393            499          2,938
   Held to maturity - tax exempt                                               1,490          1,484          1,532
Interest on federal funds sold                                                   215             56             84
                                                                             -------        -------        -------
Total interest income                                                         23,492         20,667         20,908
                                                                             -------        -------        -------

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                        1,829          1,310          1,199
Interest on other deposits                                                     8,711          7,634          8,458
Interest on short term borrowings                                                236            193             72
Interest on other borrowings                                                     308            282            181
                                                                             -------        -------        -------
Total interest expense                                                        11,084          9,419          9,910
                                                                             -------        -------        -------
NET INTEREST INCOME                                                           12,408         11,248         10,998
Provision for loan losses                                        6               361            249            335
                                                                             -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           12,047         10,999         10,663
                                                                             -------        -------        -------

NONINTEREST INCOME
Service charges on deposit accounts                                              978            795            798
Trust & Investment fee income                                                    903            824            796
Gains on securities transactions                                                   4            108            121
Loan sales and servicing                                                         389            184            550
Income from sale of nondeposit investment products                               272             34             49
Other income                                                                     432            349            328
                                                                             -------        -------        -------
Total noninterest income                                                       2,978          2,294          2,642
                                                                             -------        -------        -------

NONINTEREST EXPENSE
Salaries and employee benefits                                  14             4,927          4,185          3,776
Occupancy and equipment expense, net                                           1,715          1,464          1,384
Federal deposit insurance premiums                                               321            605            590
Other expense                                                                  2,605          2,284          2,456
                                                                             -------        -------        -------
Total noninterest expense                                                      9,568          8,538          8,206
                                                                             -------        -------        -------
INCOME BEFORE FEDERAL INCOME TAX                                               5,457          4,755          5,099
Federal income tax                                              11             1,422          1,171          1,279
                                                                             -------        -------        -------
NET INCOME                                                                   $ 4,035        $ 3,584        $ 3,820
                                                                             =======        =======        =======
Earnings per share                                               1             $2.71          $2.41          $2.57
                                                                             =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
United Bancorp, Inc. and Subsidiary

                                                                                         For the years ended December 31,
In thousands of dollars                                                                 1995           1994           1993
-----------------------                                                               -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                            $ 4,035         $3,584         $3,820

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM OPERATING ACTIVITIES
Depreciation                                                                              895            849            716
Accretion/amortization on securities                                                      364            467            700
Intangibles amortization                                                                  232            243            216
Provision for loan losses                                                                 361            249            335
Provision for losses on loans held for sale                                              (118)           118
Gain on sale of loans                                                                    (119)          (183)          (509)
Gain on sale of securities                                                                 (4)          (108)          (121)
Loans originated for sale                                                             (25,035)       (21,540)       (24,886)
Proceeds from sales of loans originated for sale                                       26,312         23,599         22,759
Change in accrued interest receivable and other assets                                     32            (73)          (229)
Change in accrued interest payable and other liabilities                                  671            206            (63)
                                                                                      -------        -------        -------
Total adjustments                                                                       3,591          3,827         (1,082)
                                                                                      -------        -------        -------
Net cash from operating activities                                                      7,626          7,411          2,738
                                                                                      -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                             (19,132)       (14,171)
Proceeds from sale of securities available for sale                                                    7,272          9,180
Proceeds from maturities of securities available for sale                              13,546          6,000
Principal payments on securities available for sale                                     3,216          5,255         10,744
Purchase of securities held to maturity                                                (4,529)        (4,536)
Proceeds from sale of securities held to maturity                                          93
Proceeds from maturities of securities held to maturity                                 6,780          5,942
Purchase of securities                                                                                              (39,616)
Proceeds from maturities of securities                                                                               19,342
Proceeds from portfolio loan sales                                                                     2,278          4,418
Net increase in portfolio loans                                                        (8,399)       (17,918)       (16,298)
Premises and equipment expenditures                                                      (990)        (2,129)        (2,065)
                                                                                      -------        -------        -------
Net cash from investing activities                                                     (9,415)       (12,007)       (14,295)
                                                                                      -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in noninterest bearing demand, savings and NOW deposits                      7,975         (1,150)        10,053
Net change in time deposits                                                            12,913         (1,713)        (5,816)
Net change in short term borrowings                                                    (6,222)         6,800         (3,000)
Principal payments on other borrowings                                                 (3,000)
Proceeds from advances in other borrowings                                              3,000                         6,000
Proceeds from the issuance of common stock                                                 41
Dividends paid                                                                         (1,250)        (1,196)        (1,091)
                                                                                      -------        -------        -------
Net cash from financing activities                                                     13,457          2,741          6,146
                                                                                      -------        -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                11,668         (1,855)        (5,411)
Cash and cash equivalents at beginning of year                                          7,049          8,904         14,315
                                                                                      -------        -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $18,717         $7,049         $8,904
                                                                                      =======        =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Year for
Interest                                                                              $10,972         $9,460        $10,209
Income tax                                                                             $1,275         $1,075         $1,267


Noncash Investing Activities
Upon the adoption of SFAS No. 115 at December 31, 1993, the Company transferred $46,882,000 of securities at fair value to securities available for sale.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
United Bancorp, Inc. and Subsidiary

                                                                                                      Unrealized Gain
                                                                                                         (Loss) on
                                                                            Common        Retained    Securities Avail-
In thousands of dollars, except per share data                               Stock        Earnings     able for Sale      Total
----------------------------------------------                              -------       --------     --------------    --------
BALANCE, JANUARY 1, 1993                                                    $ 9,945        $10,989                       $20,934
Net income, 1993                                                                             3,820                         3,820
Cash dividends declared, $0.750 per share                                                   (1,116)                       (1,116)
Five percent stock dividend                                                   1,276         (1,276)
Net unrealized gain on securities available for sale                                                       $  196            196
                                                                            -------        -------         ------        -------
BALANCE, DECEMBER 31, 1993                                                   11,221         12,417            196         23,834
Net income, 1994                                                                             3,584                         3,584
Cash dividends declared, $0.813 per share                                                   (1,210)                       (1,210)
Net change in unrealized gain (loss) on securities available for sale                                      (1,050)        (1,050)
                                                                            -------        -------         ------        -------
BALANCE, DECEMBER 31, 1994                                                   11,221         14,791           (854)        25,158
Net income, 1995                                                                             4,035                         4,035
Cash dividends declared, $0.900 per share                                                   (1,340)                       (1,340)
Common stock issued, 1,465 shares                                                41                                           41
Net change in unrealized gain (loss) on securities available for sale                                         959            959
                                                                            -------        -------         ------        -------
BALANCE, DECEMBER 31, 1995                                                  $11,262        $17,486         $  105        $28,853
                                                                            =======        =======         ======        =======

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Bancorp, Inc. and Subsidiary

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The consolidated financial statements include the accounts of United Bancorp, Inc. ("Company") and its wholly owned subsidiary, United Bank & Trust ("Bank"), after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking and trust and investment services, with operations conducted through its main office and twelve offices located in Lenawee County in southeastern Michigan. This County is the source of substantially all of the Company's deposit, loan and trust activities. The majority of the Company's income is derived from commercial and retail lending activities and investments. Primarily all installment and residential loans are secured by real and personal property, while approximately 97% of commercial loans are secured by business and personal assets.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as affecting the disclosures provided. Actual results could differ from those estimates.

Estimates incorporated into the Company's consolidated financial statements which are more susceptible to change in the near term include the allowance for loan losses and fair values of certain financial securities.

SECURITIES
Securities available for sale consist of bonds and notes not classified as held to maturity. Such securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs, or other factors. At December 31, 1993, the Company adopted Statement of Financial Accounting

Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). As required by SFAS No. 115, securities classified as available for sale are reported at their fair value and the related unrealized holding gain or loss is reported, net of related income tax effect, as a separate component of shareholders' equity until realized. Realized gains or losses are based upon the amortized cost of the specific securities sold.

Bonds and notes for which Management has the positive intent and the Bank has the ability to hold to maturity are reported at amortized cost. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

LOANS HELD FOR SALE
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Loan servicing fees are recognized when received and the related costs are recognized when incurred. The Bank sells mortgage loans into the secondary market at market prices which include consideration for normal servicing fees.

LOANS
Loans receivable that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs.

Interest on loans is credited to operations based on the principal amount outstanding. Management reviews loans delinquent 90 days or more to determine if the interest accrual should be discontinued. Loan fees, net of direct loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment. Fees on loans sold are recognized at the time of the sale.

The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as increases or decreases in bad debt expense.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income and reduced by net charge-offs.

In May of 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and later amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Company adopted SFAS No. 114 and 118 at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or, as a practical expedient, to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. There was no increase in the allowance for loan losses due to the adoption of SFAS No. 114 at January 1, 1995.

Smaller-balance homogeneous loans are residential first mortgage loans secured by one-to-four family residences, residential construction loans, and automobile, home equity and second mortgage loans, and are collectively evaluated for impairment. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of 30 days or more. Commercial loans are rated "Class 1", "Class 2" and "All Other". Class 2 are special mention loans and Class 1 are deemed substandard. Loans in these categories are individually evaluated for impairment. All other loans are considered to be satisfactory. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due. SFAS Nos. 114 and 118 disclosures for impaired loans are not expected to be materially different from nonaccrual and renegotiated loans disclosures or non-performing and past-due asset disclosures.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation. The provisions for depreciation are computed principally by the straight line method, based on useful lives of 10 to 40 years for premises and 5 to 8 years for equipment.

OTHER REAL ESTATE OWNED
Other real estate, which is included with other assets, consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by Management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowances are included in loss on foreclosed real estate. The historical average holding period for such properties is less than 18 months.

INTANGIBLE ASSETS AND GOODWILL
The value of core deposits acquired in bank and branch acquisitions are amortized on an accelerated method over their expected lives. The excess of purchase price over the fair value of assets and liabilities acquired (goodwill) is amortized on a straight-line basis over 15 years.

INCOME TAX
Beginning January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of net tax assets. The cumulative effect of adopting SFAS No. 109, and the effect on 1993 net income, was immaterial.

EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 27, 1994 the Company's stock was split on a 3 for 1 basis. Earnings per share, dividends per share and weighted average shares have been restated to reflect the 1994 stock split. The weighted average number of shares outstanding was 1,488,379 for 1995 and 1,488,375 for 1994 and 1993.

STATEMENT OF CASH FLOWS
For purposes of this statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold. Federal funds are generally sold for one day periods. The Company reports net cash flows for customer loan and deposit transactions, deposits made with other financial institutions, and short term borrowings.

ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes criteria for evaluating recoverability. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, with certain exceptions. The Statement is effective for fiscal years beginning after December 15, 1995. Management does not expect the Statement to have a material impact on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance.

The Company currently retains servicing on almost all loans originated and sold into the secondary market. Accordingly, the Statement will apply to most loan sales. The impact on the Company's results of operations and financial position will depend upon the volume of loans sold with servicing retained, the cost of loans originated, the relative fair values of loans and servicing rights at the point of sale, among other factors. In general, this Statement will increase the amount of income recognized when loans are sold and will reduce the amount of income recognized during the servicing period. The Statement is effective for the Company in 1996. Retroactive application for servicing rights created prior to adoption of the statement is prohibited. Based on its current volume of loan originations and sales, the Company anticipates that the adoption of SFAS No. 122 would have a positive effect on income of approximately $120,000 net of tax, for 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 has been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. The Company currently has no stock based compensation plans which would fall under the standards established by the Statement and currently has not taken any action to implement such a plan. Accordingly, the Statement will have no impact on the financial condition or results of operations of the Company.

RECLASSIFICATIONS
Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.


NOTE 2 - ACQUISITIONS
On September 23, 1994, the Bank acquired one office and related deposits from Comerica Bank. Approximately $1.5 million of deposits were assumed. The transaction was accounted for using the purchase method of accounting.


NOTE 3 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS
The Bank is required to maintain average reserve balances in the form of cash or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of customer deposits in the Bank. The amounts of reserve balances required at December 31, 1995 and 1994 were approximately $2,424,000 and $1,869,000, respectively.

NOTE 4 - SECURITIES
The amortized cost and fair value of securities, in thousands of dollars, as of December 31, 1995, 1994 and 1993 are as follows:

                                                                      Amortized     Unrealized     Unrealized        Fair
SECURITIES AVAILABLE FOR SALE                                           Cost           Gains         Losses          Value
-----------------------------                                         ---------     ----------     ----------       -------
1995
U.S. Treasury and agency securities                                    $15,088         $   33        $   (34)       $15,087
Mortgage backed agency securities                                       26,854            260           (109)        27,005
Asset backed and other securities                                        3,319              9                         3,328
                                                                       -------         ------        -------        -------
Total                                                                  $45,261         $  302        $  (143)       $45,420
                                                                       =======         ======        =======        =======

1994
U.S. Treasury and agency securities                                    $25,796         $    1        $  (701)       $25,096
Mortgage backed agency securities                                       14,229              8           (540)        13,697
Asset backed and other securities                                        3,168                           (61)         3,107
                                                                       -------         ------        -------        -------
Total                                                                  $43,193             $9        $(1,302)       $41,900
                                                                       =======         ======        =======        =======

1993
U.S. Treasury and agency securities                                    $31,979         $  200        $    (4)       $32,175
Mortgage backed agency securities                                       11,795             77            (97)        11,775
Asset backed and other securities                                        2,810            122                         2,932
                                                                       -------         ------        -------        -------
Total                                                                  $46,584         $  399        $  (101)       $46,882
                                                                       =======         ======        =======        =======

SECURITIES HELD TO MATURITY
---------------------------
1995
Tax exempt obligations of states and political subdivisions            $28,883         $1,329        $    (7)       $30,205
Corporate and taxable municipal securities                               1,612             16                         1,628
                                                                       -------         ------        -------        -------
Total                                                                  $30,495         $1,345        $    (7)       $31,833
                                                                       =======         ======        =======        =======

1994
Tax exempt obligations of states and political subdivisions            $25,667         $  413        $  (288)       $25,792
Corporate and taxable municipal securities                               7,229              2           (112)         7,119
                                                                       -------         ------        -------        -------
Total                                                                  $32,896         $  415        $  (400)       $32,911
                                                                       =======         ======        =======        =======

1993
Tax exempt obligations of states and political subdivisions            $23,796         $1,831        $    (1)       $25,626
Corporate and taxable municipal securities                              11,829            121                        11,950
                                                                       -------         ------        -------        -------
Total                                                                  $35,625         $1,952        $    (1)       $37,576
                                                                       =======         ======        =======        =======

State and municipal and other corporate securities represent securities which are actively traded in a liquid market, and fair values are determined from these markets. The Bank occasionally purchases local, nonrated municipal securities in small dollar amounts. The amount of these local municipal securities held is not significant. All other securities are rated investment grade by a national rating service.

Sales activities for securities for the years indicated are shown in the following table. All sales during 1994 and 1993 were of securities identified as available for sale. Proceeds for 1995 relate to the sale of one security from the held to maturity category, which was sold due to a significant deterioration in the credit quality of the issuing municipality, resulting from losses on certain derivatives.

Year ended December 31 (In thousands of dollars)                           1995           1994           1993
------------------------------------------------                          ------         ------         ------
Sales proceeds                                                               $93         $7,272         $9,180
Gross gains                                                                    4            156            123
Gross losses                                                                                 48              2

The amortized cost and fair value of securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset backed securities are included in periods based on their estimated average lives.

                                                                    Available for Sale             Held to Maturity
                                                                   ----------------------        ----------------------
                                                                   Amortized        Fair         Amortized        Fair
December 31, 1995 (In thousands of dollars)                         Cost           Value          Cost           Value
-------------------------------------------                        ----------------------        ----------------------
Due in one year or less                                            $13,104        $13,074         $2,167         $2,179
Due after one year through five years                               30,803         30,992         11,312         11,758
Due after five years through ten years                                                            14,800         15,568
Due after ten years                                                                                2,216          2,328
Equity securities                                                    1,354          1,354
                                                                   -------        -------        -------        -------
Total securities                                                   $45,261        $45,420        $30,495        $31,833
                                                                   =======        =======        =======        =======


Securities carried at $12,104,000 as of December 31, 1995 were pledged to secure deposits of public funds, repurchase agreements, and for other purposes as required by law. In 1994, the Bank entered into an agreement with the Department of Labor to pledge $632,000 of securities as a contingency to cover any potential liability for the purchase of Presidential Life annuities when the Bank terminated its defined benefit pension plan in 1989. The potential future liability of the Bank depends on the ongoing financial viability of Presidential Life, but will continue to decrease as annuities pay down.


NOTE 5 - LOANS
The table below shows total loans outstanding, including loans held for sale, at December 31. All loans are domestic and contain no concentrations by industry or customer.

Total loans outstanding (In thousands of dollars)                               1995                          1994
-------------------------------------------------                             --------                      --------
Personal                                                                      $ 57,418                      $ 47,102
Business                                                                        56,946                        56,765
Tax exempt                                                                       1,224                         1,513
Residential mortgage                                                            96,739                       100,028
Residential mortgages held for sale                                                261                         1,301
Construction                                                                     5,239                         4,050
                                                                              --------                      --------
Total loans                                                                   $217,827                      $210,759
                                                                              ========                      ========

Mortgage loans originated for sale in the secondary market are generally sold with servicing rights retained. Mortgage loans serviced for others were $71,633,000 and $53,005,000 at December 31, 1995 and 1994, respectively. Future potential recourse obligations at December 31, 1995 consisted of 2 loans for a total of $84,000.


NOTE 6 - ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars                            1995                          1994                          1993
------------------------                          ------                        ------                        ------
Balance, January 1                                $2,127                        $2,074                        $1,871
Loans charged off                                   (361)                         (243)                         (200)
Recoveries credited to allowance                      70                            47                            68
Provision charged to operations                      361                           249                           335
                                                  ------                        ------                        ------
Balance, December 31                              $2,197                        $2,127                        $2,074
                                                  ======                        ======                        ======

Information regarding impaired loans for the year ended December 31 follows:

In thousands of dollars                                                                            1995
-----------------------                                                                            ----
Average investment in impaired loans                                                               $581
Interest income recognized on impaired loans                                                         54
   Interest income recognized on a cash basis                                                         0

Balance of impaired loans at December 31                                                           $552
   Portion for which no allowance for loan losses is allocated                                      391
   Portion for which an allowance for loan losses is allocated                                      161

   Portion of allowance for loan losses allocated to impaired loans                                  62



NOTE 7 - PREMISES AND EQUIPMENT
Premises and equipment consisted of the following:

December 31 (In thousands of dollars)                                1995                          1994
-------------------------------------                              -------                       -------
Land                                                               $ 1,077                       $   889
Buildings and improvements                                           6,874                         6,455
Furniture and equipment                                              4,096                         3,930
Computer software                                                      705                           652
Construction in progress                                                16                            12
                                                                   -------                       -------
Total cost                                                          12,768                        11,938
Less accumulated depreciation                                       (4,364)                       (3,628)
                                                                   -------                       -------
Premises and equipment, net                                        $ 8,404                       $ 8,310
                                                                   =======                       =======

At December 31, 1995 future minimum lease payments under noncancelable leases are $36,000 in 1996, 1997 and 1998, $37,000 in 1999, $42,000 in 2000 and
$434,000 thereafter.


NOTE 8 - SHORT TERM BORROWINGS
The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of short term liquidity. These facilities consist of borrowing authority totaling $13.2 million from two major correspondent banks to purchase federal funds on a daily basis. There was no outstanding balance at December 31, 1995 and $1.6 million at December 31, 1994. In addition, at December 31, 1995 and 1994 the Company had an unused line of credit from the Federal Home Loan Bank of Indianapolis ("FHLB") of $9.0 million.

The Bank also enters into sales of securities under agreements to repurchase (repurchase agreements). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury and agency securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large customers as an investment alternative to deposit products.

Information concerning securities sold under agreements to repurchase is summarized as follows:

In thousands of dollars                                                     1995                                 1994
------------------------                                            --------------------               ----------------------
                                                                    Amount          Rate                Amount           Rate
                                                                    --------------------               ----------------------
Balance at December 31                                             $  578           5.54%               $5,200           5.70%
Average balance during the year                                     3,150           6.19%                  672           5.05%
Maximum month end balance during the year                           5,793                                5,200

U.S. Treasury and agency securities underlying
   the agreements at year end
   Carrying value                                                  $2,001                               $6,167
   Fair value                                                       1,998                                5,937

NOTE 9 - OTHER BORROWINGS
The Bank carries fixed rate, noncallable advances from the FHLB totaling $6.0 million; $3.0 million at 4.80% due in 1996 and $3.0 million at 5.99% due in 1998. These advances are collateralized by loans under a blanket security agreement. The 5% commitment fee paid with these advances is being amortized using the interest method over the lives of the advances. Interest payments are made monthly with principal due at maturity.


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONTINGENCIES The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans and investments recorded in the consolidated financial statements. The Bank's commitments to extend credit are agreements at predetermined terms, as long as the customer continues to meet specified criteria, with fixed expiration dates or termination clauses.

The following table shows the commitments to make loans and the unused lines of credit available to Bank customers at December 31:

In thousands of dollars                                       1995                                         1994
-----------------------                              -----------------------                      -----------------------
                                                     Variable         Fixed                       Variable         Fixed
                                                       Rate           Rate                          Rate           Rate
                                                     -----------------------                      -----------------------
Commitments to make loans                              $1,834         $1,190                        $3,630           $388
Unused lines of credit                                 33,772          2,713                        26,658          1,087
Standby letters of credit                               4,222                                        4,383

Commitments to make loans generally expire within thirty to ninety days while unused lines of credit expire at the maturity date of the individual loans. At December 31, 1995, the rates for amounts in the fixed rate category ranged from 7.3% to 10.0%.

Noninterest bearing and interest bearing deposits and federal funds sold at two regional money center banks totaled $15.0 million and $3.8 million at December 31, 1995 and 1994, respectively.

The Company and its subsidiary are subject to certain claims and legal actions arising in the ordinary course of business. In the opinion of Management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.


NOTE 11 - INCOME TAX
Income tax expense consists of the following for the years ended December 31:

In thousands of dollars                          1995                          1994                          1993
-----------------------                         ------                        ------                        ------
Current                                         $1,311                        $1,038                        $1,202
Deferred                                           111                           133                            77
                                                ------                        ------                        ------
Total income tax expense                        $1,422                        $1,171                        $1,279
                                                ======                        ======                        ======

The components of deferred tax assets and liabilities are as follows:

December 31 (In thousands of dollars)                                          1995                          1994
-------------------------------------                                         ------                        ------
Deferred tax assets:
Allowance for loan losses                                                     $  473                        $  449
Net operating loss carryforward from acquisitions                                                               52
Alternative minimum tax credit carryforward from acquisitions                                                   68
Loan fees                                                                         91                           126
Unrealized depreciation on securities available for sale                                                       440
Other                                                                            126                           100
                                                                              ------                        ------
Total deferred tax assets                                                     $  690                        $1,235

Deferred tax liabilities:
Property and equipment                                                       ($  497)                      ($  453)
Core deposit intangible                                                         (132)                         (164)
Unrealized appreciation on securities available for sale                         (54)
Other                                                                           (179)                         (185)
                                                                              ------                        ------
Total deferred tax liabilities                                                  (862)                         (802)
                                                                              ------                        ------
Net deferred tax (liability) asset                                           ($  172)                       $  433
                                                                              ======                        ======

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance was necessary at December 31, 1995 and 1994.

A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                1995                          1994                          1993
-----------------------                               ------                        ------                        ------
Income taxes at statutory rate of 34%                 $1,856                        $1,617                        $1,733
Effect of non-taxable income                            (464)                         (479)                         (483)
Other                                                     30                            33                            29
                                                      ------                        ------                        ------
Total federal income tax                              $1,422                        $1,171                        $1,279
                                                      ======                        ======                        ======


NOTE 12 - RELATED PARTY TRANSACTIONS
Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners, are loan customers of the Bank. Such loans did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 1994 was $2,822,000. During 1995, new loans to such related parties amounted to $1,123,000 and repayments amounted to $1,199,000, resulting in a balance at December 31, 1995 of $2,746,000.


NOTE 13 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES
Banking laws and regulations restrict the amount the Bank can transfer to the Company in the form of cash dividends and loans. At December 31, 1995, $16.6 million of retained earnings of the Bank was available for distribution to the Company as dividends without prior regulatory approval. It is not the intent of Management to pay dividends in amounts which would reduce the capital of the Bank to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.


NOTE 14 - EMPLOYEE BENEFIT PLANS
Employee Savings Plan
The Bank maintains a 401(k) employee savings plan which is available to substantially all employees. Individual employees may make contributions to the plan up to 15% of their compensation. The Bank offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Bank earnings. The Bank's contributions for 1995, 1994 and 1993 were $313,000, $246,000 and $242,000, respectively.

For 1995, the Company offered employees the option of purchasing Corporation stock with the match portion of their 401(k) contribution. On that basis, on December 31, 1995, 1,465 shares of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their 1995 match.

INCENTIVE COMPENSATION PLAN
Bonuses for officers and supervisory personnel are administered under an Incentive Compensation Plan which requires a minimum return on assets before any performance incentive award can be made. Bonuses for the six executive officers consist of both cash and deferred cash payments, while payments for other participants are not deferred. Incentive compensation expense is included in salaries and employee benefits.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") as of January 1, 1993. This Statement requires the costs of retiree health care and life insurance benefits to be accrued over employee service periods. Retiree life and health insurance coverage provided by the Company was previously charged to expense as premiums were paid. The accumulated postretirement benefit obligation ("APBO") for both medical and death benefits was approximately $520,000 as of January 1, 1993 and $627,000 at December 31, 1995. As permitted under SFAS No. 106, the Company has elected to amortize the APBO at January 1, 1993 as an operating expense over 20 years. Postretirement benefit expense for 1995, 1994 and 1993 was approximately $77,000 in each year.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

In thousands of dollars                              December 31, 1995                            December 31, 1994
-----------------------                           ------------------------                     ------------------------
                                                  Carrying       Estimated                     Carrying       Estimated
                                                    Value       Fair Value                       Value       Fair Value
                                                  ------------------------                     ------------------------
Financial Assets
   Cash and cash equivalents                      $ 18,717       $ 18,717                      $  7,049       $  7,049
   Securities                                       75,915         77,253                        74,796         74,811
   Net loans                                       215,630        216,472                       208,632        203,647
   Accrued interest receivable                       2,214          2,214                         2,087          2,087

Financial Liabilities
   Deposit liabilities                            $285,172       $286,041                      $264,284       $263,743
   Short term borrowings                               578            578                         6,800          6,800
   Other borrowings                                  6,000          6,026                         6,000          5,825
   Accrued interest payable                          1,102          1,102                           989            989

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimated fair value:

   Cash and cash equivalents, accrued interest receivable and accrued interest payable - Due to the short periods to maturity, the carrying amounts are reasonable estimates of the fair values of these instruments at the respective balance sheet dates.

   Securities - Fair values for securities are based on quoted market prices, and are disclosed in detail in Note 4.

   Net loans - The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax exempt loans which are prime related and for which rates adjust immediately or quarterly. The fair value for residential mortgage loans which are held for sale on the secondary market is the price offered by the secondary market purchaser. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities.

   Deposit liabilities - With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities.

   Short term borrowings - Carrying value is a reasonable approximation of fair value.

   Other borrowings - The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

   Off-balance-sheet financial instruments - The Bank's commitments to extend credit, standby letters of credit, and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.


NOTE 16 - PARENT COMPANY ONLY FINANCIAL INFORMATION
The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEET                                                              December 31,
In thousands of dollars                                                    1995                          1994
-----------------------                                                   ------                        ------
ASSETS
Cash                                                                     $    53                       $    65
Building and premises                                                                                      113
Investment in subsidiary                                                  28,767                        25,136
Other assets                                                                 500                           253
                                                                         -------                       -------
TOTAL ASSETS                                                             $29,320                       $25,567
                                                                         =======                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                 $467                          $409
Shareholders' equity                                                      28,853                        25,158
                                                                         -------                       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $29,320                       $25,567
                                                                         =======                       =======

CONDENSED STATEMENT OF INCOME                                              For the years ended December 31,
In thousands of dollars                                             1995                   1994                  1993
-----------------------                                            ------                 ------                ------
INCOME
Dividends from subsidiary                                          $1,380                $  973                $  720
Other income                                                            3                   116                   108
                                                                   ------                ------                ------
TOTAL INCOME                                                        1,383                 1,089                   828

EXPENSE
Interest expense                                                                                                   72
Other expenses                                                         31                    42                    46
                                                                   ------                ------                ------
TOTAL EXPENSES                                                         31                    42                   118
                                                                   ------                ------                ------
Income before undistributed equity and income taxes                 1,352                 1,047                   710
Income tax (benefit)                                                  (10)                   25                    (4)
                                                                   ------                ------                ------
Net income before undistributed equity                              1,362                 1,022                   714
Equity in undistributed net income of subsidiary                    2,673                 2,562                 3,106
                                                                   ------                ------                ------
NET INCOME                                                         $4,035                $3,584                $3,820
                                                                   ======                ======                ======

CONDENSED STATEMENT OF CASH FLOWS                                           For the years ended December 31,
In thousands of dollars                                             1995                  1994                  1993
-----------------------                                            ------                ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                         $4,035                $3,584                $3,820
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
Undistributed income of subsidiary                                 (2,673)               (2,562)               (3,106)
Gain from sale of investment                                                               (119)
Change in other assets                                               (247)                  183                  (138)
Change in other liabilities                                           (31)                  (26)                   67
                                                                   ------                ------                ------
Total adjustments                                                  (2,951)               (2,524)               (3,177)
                                                                   ------                ------                ------
Net Cash from Operating Activities                                  1,084                 1,060                   643
                                                                   ------                ------                ------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investment securities                                                               171
Repurchase agreement transaction                                                                                3,500
                                                                   ------                ------                ------
Net Cash from Investing Activities                                                          171                 3,500
                                                                   ------                ------                ------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings                                                                             (3,000)
Premises and equipment activities                                     113                                        (113)
Issuance of 1,465 shares of common stock                               41
Dividends paid                                                     (1,250)               (1,196)               (1,079)
                                                                   ------                ------                ------
Net Cash from Financing Activities                                 (1,096)               (1,196)               (4,192)
                                                                   ------                ------                ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (12)                   35                   (49)

Cash and Cash Equivalents at Beginning of Year                         65                    30                    79
                                                                   ------                ------                ------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   53                $   65                $   30
                                                                   ======                ======                ======

REPORT OF INDEPENDENT AUDITORS
United Bancorp, Inc. and Subsidiary


Shareholders and Board of Directors
United Bancorp, Inc.
Tecumseh, Michigan


We have audited the accompanying consolidated balance sheet of United Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 14 to the Consolidated Financial Statements, the Company changed its method of accounting for loan impairment in 1995 and its methods of accounting for securities, income taxes and postretirement benefits other than pensions in 1993.




                                        /S/ Crowe Chizek and Company LLP
                                        -----------------------------------
                                        Crowe, Chizek and Company LLP
Grand Rapids, Michigan
January 19, 1996

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                    PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, and is incorporated herein by reference, as follows:

                                                             Pages in
                                                         Proxy Statement
                                                         ----------------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                                       9-12

ITEM 11 - EXECUTIVE COMPENSATION                              12-14

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                               15-17

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information appearing in Note 12 on Page 34 of Item 8 and on Page 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1996, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)The following documents are filed as a part of this report:

    1.  Financial Statements                                           Page
                                                                       ----
        Consolidated Balance Sheet - December 31, 1995 and 1994         23

        Consolidated Statement of Income -
        Years Ended December 31, 1995, 1994 and 1993                    24

        Consolidated Statement of Cash Flows -
        Years Ended December 31, 1995, 1994 and 1993                    25

        Consolidated Statement of Changes in Shareholders' Equity -
        Years Ended December 31, 1995, 1994 and 1993                    26

        Notes To Consolidated Financial Statements                    26-37

        Report of Crowe, Chizek and Company LLP, Certified Public
        Accountants, Dated January 19, 1996                             38



        2.  Not applicable.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1995.

(c)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):


   Exhibit #
   ---------
      3(a) Amended and restated Articles of Incorporation of United Bancorp, Inc.
           (incorporated by reference to Registration on Form 10, file #0-16640, which became effective March 31, 1988).

      3(b) Amended and restated Bylaws of United Bancorp, Inc. (incorporated by reference to Registration on Form 10, file #0-16640, which became effective March 31, 1988).

      4(a) Amended and restated Articles of Incorporation of United Bancorp, Inc.
           (see Exhibit 3(a) hereto).

      4(b) Amended and restated Bylaws of United Bancorp, Inc. (see Exhibit 3(b) hereto).

       10  Incentive Compensation Plan of the Bank, effective January 1, 1987
           (incorporated by reference to Registration on Form 10, file #0-16640, which became effective March 31, 1988).

       11 The information required by this section is incorporated by reference in Note 1 on Page 28 of Item 8 in this report.

       21  Listing of Subsidiaries, filed herewith



(d) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        United Bancorp, Inc.


   /S/ David S. Hickman                              March 13, 1996
   ----------------------------------                --------------
   David S. Hickman, President and                        Date
   Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 1996.


S/ John J. Wanke                            /S/ Dale L. Chadderdon
----------------------------------          ----------------------------------
John J. Wanke                               Dale L. Chadderdon,Senior Vice
Executive Vice President, Director          President, Secretary and Treasurer

/S/ David N. Berlin                         /S/ L. Donald Bush
----------------------------------          ----------------------------------
David N. Berlin, Director                   L. Donald Bush, Director

/S/ Linda J. Herrick                        /S/ Patrick D. Farver
----------------------------------          ----------------------------------
Linda J. Herrick, Director                  Patrick D. Farver, Director

/S/ James C. Lawson                         /S/ Charles E. Gross
----------------------------------          ----------------------------------
James C, Lawson, Director                   Charles E. Gross, Director

/S/ David E. Maxwell                        /S/ Ann Hinsdale Knisel
----------------------------------          ----------------------------------
David E. Maxwell, Director                  Ann Hinsdale Knisel, Director

/S/ Richard Whelan                          /S/ Donald J. Martin
----------------------------------          ----------------------------------
Richard Whelan, Director                    Donald J. Martin, Director

                                EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                     PAGE NO.
-----------                     -----------                     --------

EX-21                   Subsidiaries

EX-27                   Financial Data Schedule