Form 10-Q
period 1996-03-31
UNITED BANCORP INC /MI/
filed 1996-05-14
CIK 775345

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


                      FOR THE QUARTER ENDED MARCH 31, 1996

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


As of April 15, 1996, there were outstanding 1,489,840 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                         DESCRIPTION                          PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)
           (a) Consolidated Balance Sheet                                  3
           (b) Consolidated Statement of Income                            4
           (c) Consolidated Statement of Changes in Shareholder Equity     5
           (d) Consolidated Statement of Cash Flows                        6
           (e) Notes to Financial Statements                               7

Item 2.  Management's Discussion and Analysis
               Financial Condition                                        10
               Liquidity and Funds Management                             12
               Results of Operations                                      13


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                16
Item 2.  Changes in Securities                                            16
Item 3.  Defaults Upon Senior Securities                                  16
Item 4.  Submission of Matters to a Vote of Security Holders              16
Item 5.  Other Information                                                17
Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                         March 31,         December 31,         March 31,
In thousands of dollars, except per share data                             1996               1995                1995
                                                                         --------           ---------          --------
ASSETS
Cash and demand balances in other banks                                  $  9,154            $ 10,017          $  8,092
Federal funds sold                                                          1,800               8,700             4,300
                                                                         --------            --------          --------
Total cash and cash equivalents                                            10,954              18,717            12,392

Securities available for sale                                              48,178              45,420            40,001
Securities held to maturity (fair value of
   $32,792, $31,833 and $32,208, respectively)                             31,749              30,495            31,534
                                                                         --------            --------          --------
Total securities                                                           79,927              75,915            71,535

Loans held for sale                                                           498                 261               125
Portfolio loans                                                           220,100             217,566           208,961
                                                                         --------            --------          --------
Total loans                                                               220,598             217,827           209,086
Less: allowance for loan losses                                             2,250               2,197             2,152
                                                                         --------            --------          --------
Net loans                                                                 218,348             215,630           206,934

Premises and equipment, net                                                 8,562               8,404             8,299
Accrued interest receivable and other assets                                5,010               4,770             5,347
                                                                         --------            --------          --------
TOTAL ASSETS                                                             $322,801            $323,436          $304,507
                                                                         ========            ========          ========

LIABILITIES
Deposits
   Noninterest bearing                                                   $ 25,307            $ 29,565          $ 25,444
   Interest bearing certificates of deposit of $100,000 or more            38,338              34,439            31,328
   Other interest bearing deposits                                        220,279             221,168           213,544
                                                                         --------            --------          --------
Total deposits                                                            283,924             285,172           270,316

Short term borrowings                                                         586                 578                 0
Other borrowings                                                            6,000               6,000             6,000
Accrued interest payable and other liabilities                              2,761               2,833             1,967
                                                                         --------            --------          --------
TOTAL LIABILITIES                                                         293,271             294,583           278,283

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
   1,489,840, 1,489,840 and 1,488,375 shares issued and
   outstanding, respectively                                               11,262              11,262            11,221
Stock dividend payable, 74,492 shares at $29 market value                   2,160
Retained earnings                                                          16,113              17,486            15,403
Unrealized gain (loss) on securities available for sale,
   net of tax of $2, $(54), and $206, respectively                             (5)                105              (400)
                                                                         --------            --------          --------
TOTAL SHAREHOLDERS' EQUITY                                                 29,530              28,853            26,224
                                                                         --------            --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $322,801            $323,436          $304,507
                                                                         ========            ========          ========
Book value per share of common stock                                     $  19.82            $  19.37          $  17.62

(b) CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                    ---------
In thousands of dollars, except per share data                             1996                     1995
                                                                          ------                   ------
INTEREST INCOME
Interest and fees on loans
   Taxable                                                                $4,911                   $4,501
   Tax exempt                                                                 17                       23
Interest on securities
   Taxable                                                                   698                      650
   Tax exempt                                                                417                      373
Interest on federal funds sold                                                55                       11
                                                                          ------                   ------
Total interest income                                                      6,098                    5,558

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                      525                      439
Interest on other deposits                                                 2,210                    2,055
Interest on short term borrowings                                             13                       52
Interest on other borrowings                                                  82                       69
                                                                          ------                   ------
Total interest expense                                                     2,830                    2,615
                                                                          ------                   ------
NET INTEREST INCOME                                                        3,268                    2,943
Provision for loan losses                                                    126                      102
                                                                          ------                   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        3,142                    2,841

NONINTEREST INCOME
Service charges on deposit accounts                                          268                      211
Trust & Investment fee income                                                249                      231
Gains on securities transactions                                               0                        0
Loan sales and servicing                                                     181                       96
Income from sale of nondeposit investment products                            72                       53
Other income                                                                 112                      146
                                                                          ------                   ------
Total noninterest income                                                     882                      737

NONINTEREST EXPENSE
Salaries and employee benefits                                             1,345                    1,186
Occupancy and equipment expense                                              478                      426
Federal deposit insurance premiums                                             7                      149
Other expense                                                                687                      631
                                                                          ------                   ------
Total noninterest expense                                                  2,517                    2,392
                                                                          ------                   ------
INCOME BEFORE FEDERAL INCOME TAX                                           1,507                    1,186
Federal income tax                                                           392                      291
                                                                          ------                   ------
NET INCOME                                                                $1,115                   $  895
                                                                          ======                   ======

Net income per share of common stock                                      $ 0.75                   $ 0.60
Cash dividends declared per share of common stock                         $ 0.22                   $ 0.19

Return on average assets (annualized)                                       1.40%                    1.20%
Return on average equity (annualized)                                      15.46%                   13.70%

(c) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                         Common            Stock           Retained
In thousands of dollars                                   Stock          Dividend          Earnings            (a)         Total
                                                         -------         --------          --------          ------       -------
Balance, December 31, 1994                               $11,221               $0           $14,791          ($854)       $25,158
Net income, 1995                                                                              4,035                         4,035
Cash dividends declared, $0.90 per share                                                     (1,340)                       (1,340)
Common stock issued, 1,465 shares                             41                                                               41
Net change in unrealized gain (loss)
   on securities available for sale                                                                            959            959
                                                         -------           ------           -------           ----        -------
Balance, December 31, 1995                                11,262                0            17,486            105         28,853
Net income YTD 1996                                                                           1,115                         1,115
Cash dividends declared, $0.22 per share                                                       (328)                         (328)
Stock dividend declared, 74,492 shares                                      2,160            (2,160)                            0
Net change in unrealized gain (loss)
   on securities available for sale                                                                           (110)          (110)
                                                         -------           ------           -------           ----        -------
Balance, March 31, 1996                                  $11,262           $2,160           $16,113            ($5)       $29,530
                                                         =======           ======           =======           ====        =======

(a) Unrealized Gain (Loss) on Securities Available for Sale

(d) YEAR TO DATE CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                                                    1996                     1995
                                                                                        -------                  -------
Cash Flows from Operating Activities
Net Income                                                                              $ 1,115                  $   895
                                                                                        -------                  -------
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation                                                                                243                      225
Accretion/amortization on securities                                                         97                       89
Provision for loan losses                                                                   126                      102
Loans originated for sale                                                                (8,786)                  (1,984)
Proceeds from sales of loans originated for sale                                          8,549                    3,160
Change in accrued interest receivable and other assets                                     (240)                    (108)
Change in accrued interest payable and other liabilities                                    133                       53
                                                                                        -------                  -------
Total adjustments                                                                           122                    1,537
                                                                                        -------                  -------
Net cash from operating activities                                                        1,237                    2,432
                                                                                        -------                  -------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale                                 6,000                    2,000
Principal payments on securities available for sale                                       1,226                      515
Purchase of securities available for sale                                               (10,225)                       0
Proceeds from maturities of securities held to maturity                                     510                    1,345
Purchase of securities held to maturity                                                  (1,786)                       0
Net change in portfolio loans                                                            (2,607)                     420
Premises and equipment expenditures, net                                                   (401)                    (214)
                                                                                        -------                  -------
Net cash from investing activities                                                       (7,283)                   4,066
                                                                                        -------                  -------

Cash Flows from Financing Activities
Net change in noninterest bearing demand, savings and NOW deposits                       (5,963)                  (4,970)
Net change in time deposits                                                               4,715                   11,002
Net change in short term borrowings                                                           8                   (6,800)
Dividends paid                                                                             (477)                    (387)
                                                                                        -------                  -------
Net cash from financing activities                                                       (1,717)                  (1,155)
                                                                                        -------                  -------
Net change in cash and cash equivalents                                                  (7,763)                   5,343

Cash and cash equivalents at beginning of year                                           18,717                    7,049
                                                                                        -------                  -------
Cash and cash equivalents at end of period                                              $10,954                  $12,392
                                                                                        =======                  =======


Cash Paid During the Period for
Interest                                                                                $ 2,822                  $ 2,591
Income taxes                                                                            $    39                  $   100
                                                                                        =======                  =======

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - SECURITIES
The amortized cost and fair value of securities at March 31, 1996 are shown below, in thousands of dollars.

                                                                             Gross                Gross
                                                   Amortized            Unrealized           Unrealized                 Fair
                                                        Cost                  Gain                 Loss                Value
                                                   --------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and agency securities                  $14,066               $    24                $ (40)              $14,050
Mortgage backed agency securities                     31,060                   212                 (205)               31,067
Asset backed and other securities                      3,059                     3                   (1)                3,061
                                                     -------               -------                -----               -------
   Total                                             $48,185               $   239                $(246)              $48,178
                                                     =======               =======                =====               =======

Securities Held to Maturity
Tax exempt obligations of states and
   political subdivisions                            $30,140               $ 1,090                $ (56)              $31,174
Corporate and taxable municipal securities             1,609                     9                    0                 1,618
                                                     -------               -------                -----               -------
   Total                                             $31,749               $ 1,099                $ (56)              $32,792
                                                     =======               =======                =====               =======

The amortized cost and fair value of securities by contractual maturity at March 31, 1996 are low, in thousands of dollars.

                                                         Available for Sale                         Held to Maturity
                                                   ----------------------------             --------------------------------
                                                    Amortized              Fair             Amortized                   Fair
                                                      Cost                Value               Cost                     Value
                                                   ----------------------------             --------------------------------

Due in one year or less                            $ 8,054              $ 8,040             $ 2,020                  $ 2,028
Due after one year through five years               40,131               40,138              12,802                   13,185
Due after five years through ten years                                                       14,458                   15,041
Due after ten years                                                                           2,469                    2,538
                                                   -------              -------             -------                  -------
Total                                              $48,185              $48,178             $31,749                  $32,792
                                                   =======              =======             =======                  =======

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset backed securities are included in periods based on their estimated average lives. Equity securities are included with securities available for sale due in one year or less.

There were no sales of securities during the period ending March 31, 1996 and 1995.

Securities carried at $10,783,000 as of March 31, 1996 were pledged to secure deposits of public funds and for other purposes as required by law. A "Blanket Collateral" agreement with the Federal Home Loan Bank was in effect to secure advances. This agreement, however, does not require the pledging of specific securities.

NOTE 3 - LOANS HELD FOR SALE
The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") at January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights are recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income.

The Company currently retains servicing on almost all loans originated and sold into the secondary market. Accordingly, the Statement applies to most loan sales. In general, this Statement increases the amount of income recognized when loans are sold and reduces the amount of income recognized during the servicing period.

The carrying value of the mortgage servicing is periodically evaluated for impairment. Impairment is recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio. Substantially all notes originated for sale are fixed rate loans from Lenawee county which are sold to Fannie Mae. Impairment evaluation is based on interest rates, prepayment rates, remaining term and other factors.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 1996 follows:

                                                                                             1996
                                                                                             ----
   Mortgage servicing rights at January 1                                                    $ 0
   Amount capitalized year to date                                                            61
   Amount amortized year to date                                                              (1)
                                                                                             ---
   Mortgage servicing rights at period end                                                   $60

   Valuation allowance for mortgage servicing rights at period end                           $ 0

NOTE 4 - ALLOWANCE FOR LOAN LOSSES
An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1996 and 1995 follows:

                                           1996       1995
   Balance at beginning of period        $2,197       $2,127
   Loans charged off                        (88)         (93)
   Recoveries credited to allowance          15           16
   Provision charged to operations          126          102
                                         ------       ------
   Balance at end of period              $2,250       $2,152

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

In May of 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and later amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- - Income Recognition and Disclosures." The Company adopted SFAS No. 114 and 118 at January 1, 1995. Under this standard, the carrying value of loans considered to be impaired is reduced to the present value of expected future cash flows or, as a practical expedient, to the fair value of the collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require increase, such increase is reported as bad debt expense. There was no increase in the allowance for loan losses due to the adoption of SFAS No. 114 at January 1, 1995.

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

Information regarding impaired loans, in thousands of dollars, is as follows for the three months ended March 31, 1996 and 1995:

                                                   1996     1995
                                                   ----     ----
   Average investment in impaired loans            $536     $613
   Interest income recognized on impaired loans       4       14
        Interest income recognized on cash basis      0        0

Information regarding impaired loans, in thousands of dollars, at the end of March 31, 1996 and 1995 follows:

                                                                              1996          1995
                                                                              ----          ----
Balance of impaired loans                                                     $536          $613
     Portion for which no allowance for loan losses is allocated               391           350
     Portion for which an allowance for loan losses is allocated               145           263

     Portion of allowance for loan losses allocated to impaired loans           54            63

NOTE 5 - COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS
The following table shows the commitments to make loans and the unused lines of credit, in thousands of dollars, available to Bank customers at March 31.

                                                         1996         1995
                                                       -------       -------
Outstanding commitments to make fixed rate loans       $ 3,559       $ 1,292
Outstanding commitments to make variable rate loans      1,269         2,080
Unused lines of credit - fixed rate                      2,374           881
Unused lines of credit - variable rate                  31,801        28,027
Standby letters of credit - fixed rate                       0             0
Standby letters of credit - variable rate                4,222         4,383



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 1996.

FINANCIAL CONDITION

SECURITIES
Investment balances increased during the first quarter of 1996. These increases are due in part to a move from fed funds sold at December 31, 1995, as a result of a steepening of the yield curve which made it more desirable to invest in securities. The mix of the portfolio remained relatively unchanged from December 31 and March 31, 1995.

LOANS
During the first quarter of 1996, the Company sold $8.5 million of loans originated for sale, compared to $3.2 million sold in the first quarter of 1995. Balances of portfolio loans increased during the first three months of 1996, reflecting continued activity in personal loans. On the other hand, the demand for residential mortgage loans has shifted from variable to fixed rate loans, resulting in a greater number of loans being sold on the secondary market rather than being retained in the portfolio. Loan volume has traditionally softened during the first quarter of the year, but this has not been the case during the first quarter of 1996. Management believes that loan growth should continue at a moderate pace for the balance of 1996.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal loans, with slight declines in business, tax exempt and residential mortgage loans. The table below shows total portfolio loans outstanding, in thousands of dollars, at December 31 and March 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                     March 31, 1996               December 31, 1995              March 31, 1995
                                ------------------------     ---------------------------    ------------------------
Portfolio loans:                 Balance      % of total      Balance         % of total     Balance      % of total
                                --------      ----------     --------         ----------    --------      ----------
   Personal                     $ 61,461         27.9%       $ 57,418            26.4%      $ 49,376         23.6%
   Business                       57,361         26.0%         56,946            26.1%        54,498         26.1%
   Tax exempt                      1,088          0.5%          1,224             0.6%         1,383          0.7%
   Residential mortgage           94,797         43.0%         97,000            44.5%       100,820         48.2%
   Construction                    5,891          2.7%          5,239             2.4%         3,009          1.4%
                                --------        -----        --------           -----       --------        -----
      Total loans               $220,598        100.0%       $217,827           100.0%      $209,086        100.0%

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

                                        3/31/96    12/31/95     3/31/95
                                        -------    --------     -------
   Nonaccrual loans                      $ 391      $  41        $  93
   Loans past due 90 days or more          559        163          386
   Troubled debt restructurings              0          0            0
                                         -----      -----        -----
        Total nonperforming loans        $ 950      $ 204        $ 479
   Percent of total loans                 0.43%      0.09%        0.23%

The increase noted above in delinquent loans reflect seasonal increases, as well as some deterioration due to temporary staffing problems in the loan collection area. These increases are anticipated to be temporary, and losses are not expected to increase significantly as a result of these problems.

DEPOSITS
Interest bearing deposit balances continued to increase during the first quarter of 1996. This growth occurred principally in certificates of deposit of $100,000 or more, reflecting typical seasonal growth in public funds deposits. Other interest bearing deposits remained relatively flat during the quarter.

Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company experienced growth during the quarter in personal noninterest bearing deposits as a result of the continued popularity of the Freedom Checking product introduced late in 1994.

Management anticipates that deposit growth during 1996 will be steady, with growth anticipated from new markets, as well as from consumer re-entry into the certificate of deposit market.

LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan balances increased during the quarter, and coupled with deposit declines, resulted in decreased liquidity during the quarter. Short term funds sold were reduced by these factors, as well as an increase in investments during the quarter.

Management anticipates moving in and out of the fed funds market as liquidity needs, with funds sales being the norm, and borrowings being the exception. The Company has a number of additional liquidity sources should the need arise, but Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides for a cumulative gap ratio between .8 and 1.1 to one at the one year time period, with total exposure of +/-15% of total assets. While the internal measures as dictated by policy are calculated slightly different than shown in the table below, all funds management ratios remain within policy under either measure. During the first quarter of 1996, these ratios have not changed significantly from those reported at December 31, 1995, in spite of significant shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of March 31, 1996.

                                          0-3        4-12         1-5       5-10        Over 10
                                       Months      Months       Years      Years         Years       Total
                                      --------    --------    --------     -------     --------     --------
Securities & federal funds            $ 21,801    $  9,944    $ 34,746     $13,462     $  1,774     $ 81,727
Loans                                   58,863      49,581      78,012      19,792       14,350      220,598
                                      --------    --------    --------     -------     --------     --------
Total earning assets                  $ 80,664    $ 59,525    $112,758     $33,254     $ 16,124     $302,325
                                      ========    ========    ========     =======     ========     ========

Interest bearing deposits             $153,016    $ 42,645    $ 62,883     $    73                  $258,617
Other borrowings                         3,586                   3,000                                 6,586
                                      --------    --------    --------     -------     --------     --------
Total interest bearing liabilities    $156,602    $ 42,645    $ 65,883     $    73     $      0     $265,203
                                      ========    ========    ========     =======     ========     ========
Net asset (liability)
   funding gap                        $(75,938)   $ 16,880    $ 46,875     $33,181     $ 16,124     $ 37,122
Cumulative net asset
   (liability) funding gap            $(75,938)   $(59,058)   $(12,183)    $20,998     $ 37,122

Cumulative gap ratio                      0.52        0.70        0.95        1.08     1.14 to 1
Cumulative gap, % of assets              -23.5%      -18.3%       -3.8%        6.5%        11.5%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1996 and 1995 and December 31, 1995. Dollars are shown in thousands.

                                                            Regulatory Guidelines                 United Bancorp, Inc.
                                                            ---------------------        ----------------------------------
                                                            Adequate         Well        3/31/96       12/31/95     3/31/95
                                                            --------         ----        -------       --------     -------
Tier 1 leverage ratio                                            4%           5%            8.7%          8.4%         8.2%
Tier 1 risk adjusted capital ratio                               4%           8%           13.5%         13.3%        12.9%
Total risk adjusted capital ratio                                8%          10%           14.6%         14.4%        14.0%

Total shareholders' equity                                                               $29,530       $28,853      $26,224
Intangible assets                                                                         (1,635)       (1,683)      (1,857)
Unrealized (gain) loss on securities available for sale                                        5          (105)         400
                                                                                         -------       -------      -------
   Tier 1 capital                                                                         27,900        27,065       24,767
Qualifying loan loss reserves                                                              2,250         2,197        2,152
                                                                                         -------       -------      -------
   Tier 2 capital                                                                        $30,150       $29,262      $26,919

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income continued the improvements begun in 1995. Effective asset-liability management, as well as careful control of interest costs, has contributed to this trend. The spread at March 31, 1996 was 4.09%, compared to 3.92% for all of 1995. The net yield on interest earning assets improved to 4.62%, from 4.41% for 1995.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended March 31, 1996 and 1995.

        YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                             DOLLARS IN THOUSANDS

                                                          1996                                       1995
                                        --------------------------------------      --------------------------------------
                                        Average         Interest       Yield/       Average        Interest         Yield/
                                        Balance            (b)          Rate        Balance           (b)            Rate
                                        ----------------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                      $  3,868        $     55        5.68%       $    745       $     11          5.91%
Taxable securities                        47,093             698        5.93%         48,892            650          5.32%
Tax exempt securities (b)                 29,738             604        8.13%         25,369            566          8.92%
Taxable loans                            217,761           4,911        9.02%        209,215          4,501          8.61%
Tax exempt loans (b)                       1,178              24        8.31%          1,487             35          9.41%
                                        --------        --------                    --------       --------
   Total int. earning assets (b)         299,638        $  6,293        8.40%        285,708       $  5,763          8.07%
                                        --------        --------                    --------       --------
Cash and due from banks                    8,554                                       7,980
Premises and equipment, net                8,486                                       8,366
Intangible assets                          1,663                                       1,892
Other assets                               2,526                                       2,614
Unrealized gain securities-AFS               187                                      (1,023)
Less allowance for loan losses            (2,211)                                     (2,146)
                                        --------                                    --------
TOTAL ASSETS                            $318,843                                    $303,391
                                        ========                                    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing demand
   deposits                             $ 37,753        $    170        1.80%       $ 35,913       $    187          2.08%
Savings deposits                          66,659             559        3.36%         72,707            508          2.79%
CDs $100,000 and over                     35,588             525        5.91%         29,861            439          5.88%
Other interest bearing deposits          115,510           1,480        5.13%        103,916          1,360          5.23%
                                        --------        --------                    --------       --------
   Total int. bearing deposits           255,510           2,735        4.28%        242,397          2,494          4.12%
Short term borrowings                        970              13        5.34%          3,607             52          5.75%
Other borrowings                           6,000              82        5.45%          6,000             70          4.67%
                                        --------        --------                    --------       --------
   Total int. bearing liabilities        262,480        $  2,830        4.31%        252,004       $  2,616          4.15%
                                        --------        --------                    --------       --------
Noninterest bearing deposits              24,875                                      24,542
Other liabilities                          2,557                                         369
Shareholders' equity                      28,931                                      26,476
                                        --------                                    --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $318,843                                    $303,391
                                        ========                                    ========
Net interest income (b)                                 $ 3,463                                    $  3,147
                                                        =======                                    ========
Net spread (b)                                                          4.09%                                        3.92%
                                                                        ====                                         ====
Net yield on interest earning assets (b)                                4.62%                                        4.41%
                                                                        ====                                         ====


Ratio of interest earning assets to
   interest bearing liabilities             1.14                                        1.13
                                            ====                                        ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the three months ended March 31, on a taxable equivalent basis, in thousands of dollars.

                                          1996 Compared to 1995                1995 Compared to 1994
                                     -------------------------------      -------------------------------
                                     Increase (Decrease) Due To: (a)      Increase (Decrease) Due To: (a)
                                       Volume      Rate      Net            Volume      Rate       Net
                                       ------      ----      ---            ------      ----       ---
Interest earned on:
Federal funds sold                      $ 44       $  0      $ 44             $(36)     $ 16       $(20)
Taxable securities                       (25)        73        48             (117)       78        (39)
Tax exempt securities                     92        (54)       38               33       (14)        19
Taxable loans                            188        222       410              300       344        644
Tax exempt loans                          (7)        (4)      (11)             (10)        3         (7)
                                        ----       ----      ----             ----      ----       ----
Total interest income                   $292       $237      $529             $170      $427       $597
                                        ====       ====      ====             ====      ====       ====

Interest paid on:
NOW accounts                            $  9       $(26)     $(17)            $ 25      $ (4)      $ 21
Savings deposits                         (45)        96        51              (67)       60         (7)
CDs $100,000 and over                     84          2        86              106        35        141
Other interest bearing deposits          149        (29)      120              (46)      132         86
Short term borrowings                    (36)        (3)      (39)              50         1         51
Other borrowings                           0         12        12                0         0          0
                                        ----       ----      ----             ----      ----       ----
   Total interest expense               $161       $ 52      $213             $ 68      $224       $292
                                        ====       ====      ====             ====      ====       ====
Net change in net interest
   income                               $131       $185      $316             $102      $203       $305
                                        ====       ====      ====             ====      ====       ====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

OTHER INCOME
Substantially all categories of noninterest income increased from the same period in 1995. The increase in income from sales and servicing of loans reflects the capitalization of mortgage servicing rights as discussed in Note 3, above, as well as an increase in the volume of fixed rate residential real estate loans being sold in the secondary market.

OTHER EXPENSES
Most categories of noninterest expense showed moderate increases over the first quarter of 1995, reflecting continued growth and expansion of the Bank. One notable decline is in the cost of FDIC insurance, as a result of the rate reductions enjoyed by the banking industry in mid-1995. Other expenses continue at levels consistent with the same period in 1995, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first three months of 1996.

NET INCOME
Year to date consolidated net income was $1,115,000 compared to $895,000 for the same period in 1995. Improved interest margin, combined with improved noninterest income, as well as careful control of operating expenses, have contributed to this improvement. Net income for the year is 24.6% above the same period last year. Return on consolidated average assets for the quarter was 1.40%, compared to 1.30% for 1995, and 1.20% for the first quarter period in 1995.

PROSPECTIVE ACCOUNTING CHANGES

Management does not anticipate adopting any prospective accounting changes during 1996.



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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 1996.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1996.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

ITEM 5 - OTHER INFORMATION

    None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27.  Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    United Bancorp, Inc.
    May 9, 1996



    /S/ Dale L. Chadderdon
    --------------------------------------------
    Dale L. Chadderdon
    Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION

   27                 Financial Data Schedule