Form 10-Q
period 1996-06-30
UNITED BANCORP INC /MI/
filed 1996-08-12
CIK 775345

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                       ------------------------------

                                  FORM 10-Q

           [x]    Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     or

           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                       ------------------------------

                          COMMISSION FILE #0-16640

                            UNITED BANCORP, INC.
           (Exact name of registrant as specified in its charter)


                   MICHIGAN                           38-2606280
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization           Identification No.)


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


As of July 15, 1996, there were outstanding 1,564,307 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                        DESCRIPTION                   PAGE NO.
- ----------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.Financial Statements (Condensed)
       (a) Consolidated Balance Sheets                            3
       (b) Consolidated Statements of Income                      4
       (c) Consolidated Statements of Cash Flows                  5
       (d) Notes to Financial Statements                          6

Item 2.Management's Discussion and Analysis
           Financial Condition                                    7
           Liquidity and Funds Management                         9
           Results of Operations                                 10


                         PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                         12
Item 2.Changes in Securities                                     13
Item 3.Defaults Upon Senior Securities                           13
Item 4.Submission of Matters to a Vote of Security Holders       13
Item 5.Other Information                                         14
Item 6.Exhibits and Reports on Form 8-K                          14
Signatures                                                       14
Exhibit Index                                                    15

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


(A) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------
                                                                      June 30,      December 31,      June 30,
In thousands of dollars                                                 1996           1995            1995
==============================================================================================================
ASSETS
Cash and demand balances in other banks                              $   9,232        $ 10,017       $  7,885
Federal funds sold                                                                       8,700          5,900
                                                                     ---------        --------       --------
Total cash and cash equivalents                                          9,232          18,717         13,785
                                                                     ---------        --------       --------
Securities available for sale                                           47,501          45,420         41,626
Securities held to maturity (fair value of
  $31,877, $31,833 and $31,646, respectively)                           31,213          30,495         30,570
                                                                     ---------        --------       --------
Total securities                                                        78,714          75,915         72,196

Loans held for sale                                                        272             261            413
Portfolio loans                                                        225,195         217,566        210,636
                                                                     ---------        --------       --------
Total loans                                                            225,467         217,827        211,049
Less: allowance for loan losses                                          2,244           2,197          2,173
                                                                     ---------        --------       --------
Net loans                                                              223,223         215,630        208,876

Premises and equipment, net                                              8,767           8,404          8,426
Accrued interest receivable and other assets                             4,782           4,770          4,858
                                                                     ---------        --------       --------
TOTAL ASSETS                                                          $324,718        $323,436       $308,141
                                                                     =========        ========       ========


LIABILITIES
Deposits
  Noninterest bearing                                                 $ 28,065        $ 29,565       $ 27,959
  Interest bearing certificates of deposit of $100,000 or more          36,066          34,439         28,213
  Other interest bearing deposits                                      219,161         221,168        210,877
                                                                     ---------        --------       --------
Total deposits                                                         283,292         285,172        267,049

Federal funds and other short term borrowings                            5,894             578          5,782
Other borrowings                                                         3,000           6,000          6,000
Accrued interest payable and other liabilities                           2,362           2,833          2,155
                                                                     ---------        --------       --------
TOTAL LIABILITIES                                                      294,548         294,583        280,986

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,564,307, 1,489,840 and 1,488,375 shares issued and
  outstanding, respectively                                             13,421          11,262         11,221
Retained earnings                                                       16,978          17,486         16,069
Unrealized gain (loss) on securities available for sale,
  net of tax of $118, $(54), and $70, respectively                        (229)            105           (135)
                                                                     ---------        --------       --------
TOTAL SHAREHOLDERS' EQUITY                                              30,170          28,853         27,155
                                                                     ---------        --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $324,718        $323,436       $308,141
                                                                     =========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

(B) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
- --------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                                 --------                   --------
In thousands of dollars, except per share data               1996       1995             1996      1995
==============================================================================================================
INTEREST INCOME
Interest and fees on loans
  Taxable                                                   $5,020      $4,663         $ 9,932    $ 9,164
  Tax exempt                                                    16          20              32         43
Interest on securities
  Taxable                                                      749         637           1,447      1,287
  Tax exempt                                                   416         367             832        742
Interest on federal funds sold                                  21          39              76         49
                                                            ------      ------         -------    -------
Total interest income                                        6,222       5,726          12,319     11,285

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more        532         463           1,057        902
Interest on other deposits                                   2,150       2,126           4,359      4,181
Interest on short term borrowings                               21          50              34        102
Interest on other borrowings                                    76          73             158        143
                                                            ------      ------         -------    -------
Total interest expense                                       2,779       2,712           5,608      5,328
                                                            ------      ------         -------    -------
NET INTEREST INCOME                                          3,443       3,014           6,711      5,957
Provision for loan losses                                      126         102             252        204
                                                            ------      ------         -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          3,317       2,912           6,459      5,753

NONINTEREST INCOME
Service charges on deposit accounts                            304         242             571        453
Trust & Investment fee income                                  235         239             483        470
Gains on securities transactions                                 7           4               7          4
Loan sales and servicing                                       129          80             310        176
Sales of nondeposit investment products                         64          61             137        113
Other income                                                   145         115             258        261
                                                            ------      ------         -------    -------
Total noninterest income                                       884         741           1,766      1,477

NONINTEREST EXPENSE
Salaries and employee benefits                               1,312       1,157           2,657      2,343
Occupancy and equipment expense                                477         423             956        849
Federal deposit insurance premiums                               9         149              16        297
Other expense                                                  753         649           1,439      1,281
                                                            ------      ------         -------    -------
Total noninterest expense                                    2,551       2,378           5,068      4,770
                                                            ------      ------         -------    -------
INCOME BEFORE FEDERAL INCOME TAX                             1,650       1,275           3,157      2,460
Federal income tax                                             442         325             833        616
                                                            ------      ------         -------    -------
NET INCOME                                                  $1,208      $  950         $ 2,324    $ 1,844
                                                            ======      ======         =======    =======

Net income per share of common stock                        $ 0.77      $ 0.61         $  1.49    $  1.18
Cash dividends declared per share of common stock           $0.220      $0.181         $ 0.430    $ 0.362

The accompanying notes are an integral part of these consolidated financial statements.




(C) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
- -------------------------------------------------------------------------------------------------
                                                                              Six Months Ended
                                                                                  June 30
                                                                                  -------
In thousands of dollars                                                         1996       1995
=================================================================================================
Cash Flows from Operating Activities
Net Income                                                                   $  2,324    $ 1,844
                                                                             --------    -------
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation                                                                      490        450
Accretion/amortization on securities                                              188        167
Provision for loan losses                                                         252        204
Gain on sale of securities                                                         (7)        (4)
Loans originated for sale                                                     (13,657)    (6,661)
Proceeds from sales of loans originated for sale                               13,668      7,549
Change in accrued interest receivable and other assets                            (13)       246
Change in accrued interest payable and other liabilities                         (166)       240
Total adjustments                                                                 755      2,191
                                                                             --------    -------
Net cash from operating activities                                              3,079      4,035
                                                                             --------    -------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale                      10,000      3,000
Proceeds from sales of securities                                                 732         93
Principal payments on securities available for sale                             2,939        887
Purchase of securities available for sale                                     (16,396)    (2,659)
Proceeds from maturities of securities held to maturity                         1,025      2,370
Purchase of securities held to maturity                                        (1,786)      (165)
Increase in portfolio loans                                                    (7,856)    (1,336)
Premises and equipment expenditures, net                                         (853)      (566)
                                                                             --------    -------
Net cash from investing activities                                            (12,195)     1,624
                                                                             --------    -------

Cash Flows from Financing Activities
Net change in noninterest bearing demand, savings and NOW deposits               (667)    (5,464)
Net change in time deposits                                                    (1,213)     8,229
Net change in short term borrowings                                             5,316     (1,018)
Principal payments on other borrowings                                         (3,000)    (3,000)
Proceeds from advances in other borrowings                                          0      3,000
Dividends paid                                                                   (805)      (670)
                                                                             --------    -------
Net cash from financing activities                                               (369)     1,077
                                                                             --------    -------
Net change in cash and cash equivalents                                        (9,485)     6,736

Cash and cash equivalents at beginning of year                                 18,717      7,049
                                                                             --------    -------
Cash and cash equivalents at end of period                                   $  9,232    $13,785
                                                                             ========    =======


Cash Paid During the Period for
Interest                                                                     $  5,624    $ 5,234
Income taxes                                                                 $    894    $   525
                                                                             ========    =======

The accompanying notes are an integral part of these consolidated financial statements.

(E) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - LOANS HELD FOR SALE
The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") at January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights are recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income.

The Company currently retains servicing on almost all loans originated and sold into the secondary market. Accordingly, the Statement applies to most loan sales. In general, this Statement increases the amount of income recognized when loans are sold and reduces the amount of income recognized during the servicing period.

The carrying value of the mortgage servicing is periodically evaluated for impairment. Impairment is recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio. Substantially all notes originated for sale are fixed rate loans from Lenawee county which are sold to FNMA. Impairment evaluation is based on interest rates, prepayment rates, remaining term and other factors.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 1996 follows:

                                                                     1996
                                                                     ----
  Mortgage servicing rights at January 1                             $  0
  Amount capitalized year to date                                     102
  Amount amortized year to date                                        (2)
                                                                     ----
  Mortgage servicing rights at period end                            $100

  Valuation allowance for mortgage servicing rights at period end    $  0

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 27, 1996, the Company issued a 5% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding was 1,564,294 for 1996 and 1,562,794 for 1995.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and six month periods ending June 30, 1996.

                             FINANCIAL CONDITION

SECURITIES
Investment balances declined moderately during the second quarter of 1996, although balances have increased from December 31, 1996. Continued strong loan growth combined with flat deposit growth continues to be the largest single factor limiting investment growth.

The mix of the investment portfolio remained relatively unchanged from December 31 and June 30, 1995.

LOANS
Loan balances continued to enjoy strong growth during the second quarter of 1996, following the trend of the first quarter of 1996. Both business and personal loans increased during the quarter and year to date, while residential mortgages continued to decline slightly as a result of continued sale of loans on the secondary market. Clients continue to move from variable rate to fixed rate loans, resulting in a greater number of loans being sold on the secondary market rather than being retained in the portfolio.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal loans, with slight declines in business, tax exempt and residential mortgage loans. The table below shows total loans outstanding, in thousands of dollars, at December 31 and June 30, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.


                           June 30, 1996           December 31, 1995            June 30, 1995
                        --------------------     -----------------------     ---------------------
Portfolio loans:        Balance   % of total     Balance      % of total     Balance    % of total
                        -------   ----------     -------      ----------     -------    ----------
  Personal              $ 63,001    27.9%       $ 57,418        26.4%        $51,380       24.3%
  Business                59,823    26.5%         56,946        26.1%         55,843       26.5%
  Tax exempt               1,005     0.4%          1,224         0.6%          1,014        0.5%
  Residential mortgage    93,084    41.3%         97,000        44.5%         99,943       47.4%
  Construction             8,554     3.8%          5,239         2.4%          2,869        1.4%
                        --------   -----        --------       -----        --------      -----
       Total loans      $225,467   100.0%       $217,827       100.0%       $211,049      100.0%

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. In addition, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis: (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and (3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company's classification of nonpeforming loans are generally consistent with loans identified as impaired.



                                             6/30/96    12/31/95     6/30/95
                                             -------    --------     -------
  Nonaccrual loans                           $ 472       $  41         $ 126
  Loans past due 90 days or more               134         163           236
  Troubled debt restructurings                   0           0             0
                                             -----       -----         -----
       Total nonperforming loans             $ 606       $ 204         $ 362
  Percent of total loans                      0.27%       0.09%         0.17%

The increase noted above in delinquent loans is somewhat misleading, as the numbers reflect significant decreases from the levels reached at March 31, 1996. At that time, delinquent loans were .43% of total loans, and it was noted that the increases were anticipated to be temporary, and losses were not expected to increase significantly as a result of the increase. That continues to be the prognosis, and delinquency continues to improve and is well below industry standards.

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1996 and 1995 follows:

                                                 1996            1995
                                                 ----            ----
  Balance at beginning of period                $2,197          $2,127
  Loans charged off                               (246)           (180)
  Recoveries credited to allowance                  41              22
  Provision charged to operations                  252             204
                                                ------          ------
  Balance at end of period                      $2,244          $2,173

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS
Total deposits remained relatively flat during the second quarter, and are down slightly year to date. Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company continued to experience growth during the quarter in personal noninterest bearing deposits as a result of the continued popularity of the Freedom Checking product introduced late in 1994.

Interest bearing deposit balances declined slightly during the second quarter of 1996. The temporary growth at March 31 in certificates of deposit of $100,000 or more, reflecting typical seasonal growth in public funds deposits, was reversed somewhat during the second quarter. Other interest bearing deposits remained relatively flat during the quarter, and are down slightly year to date. Management anticipates that deposit growth during 1996 will be steady, with growth anticipated from new markets, as well as from consumer re-entry into the certificate of deposit market.

                        LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan balances increased during the quarter, and coupled with deposit declines, resulted in the borrowing of funds during the quarter. Short term borrowings increased also as a result of the maturity of $3 million of advances from the Federal Home Loan Bank which were not renewed.

Management anticipates moving in and out of the fed funds market as liquidity needs require. Seasonal deposit fluctuations, with continued loan demand, will cause the borrowed funds position of the Company to vary. The Company has a number of additional liquidity sources should the need arise, but Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides tolerances for the cumulative gap ratio and total interest rate exposure. While the internal measures as dictated by policy are calculated slightly different than shown in the table below, all funds management ratios remain within policy. During the second quarter of 1996, these ratios have not changed significantly from those reported at March 31, 1996 and December 31, 1995, in spite of significant shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of June 30, 1996.

                                      0-3        4-12        1-5         5-10           Over 10
                                     Months     Months       Years       Years           Years           Total
                                     ------     ------       -----       -----          -------          -----
Securities & federal funds          $ 17,566    $ 8,780    $ 40,397     $11,322         $   649        $ 78,714
Loans                                 57,915     51,676      84,068      19,960          11,848         225,467
                                    --------    -------    --------     -------         -------        --------
Total earning assets                $ 75,481    $60,456    $124,465     $31,282         $12,497        $304,181
                                    ========    =======    ========     =======         =======        ========

Interest bearing deposits           $145,114    $47,965    $ 62,078     $    70                        $255,227
Other borrowings                       5,894                  3,000                                       8,894
                                    --------    -------    --------     -------         -------        --------
Total interest bearing liabilities  $151,008    $47,965    $ 65,078     $    70         $     0        $264,121
                                    ========    =======    ========     =======         =======        ========
Net asset (liability)
  funding gap                       ($75,527)   $12,491    $ 59,387     $31,212         $12,497        $ 40,060
Cumulative net asset
  (liability) funding gap           ($75,527)  ($63,036)    ($3,649)    $27,563         $40,060

Cumulative gap ratio                    0.50       0.68        0.99        1.10            1.15 to 1
Cumulative gap, % of assets            -23.3%     -19.4%       -1.1%        8.5%           12.3%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1996 and 1995 and December 31, 1995. Dollars are shown in thousands.

                                                         Regulatory Guidelines             United Bancorp, Inc.
                                                         ---------------------             --------------------
                                                          Adequate     Well          6/30/96      12/31/95    6/30/95
                                                          --------     ----          -------      --------    -------
Tier 1 leverage ratio                                        4%         5%               8.9%         8.4%       8.3%
Tier 1 risk adjusted capital ratio                           4%         8%              13.5%        13.3%      13.1%
Total risk adjusted capital ratio                            8%        10%              14.5%        14.4%      14.2%

Total shareholders' equity                                                           $30,170      $28,853    $27,155
Intangible assets                                                                     (1,587)      (1,683)    (1,798)
Unrealized (gain) loss on securities available for sale                                  229         (105)       135
                                                                                     -------      -------    -------
  Tier 1 capital                                                                      28,812       27,065     25,492
Qualifying loan loss reserves                                                          2,244        2,197      2,173
                                                                                     -------      -------    -------
  Tier 2 capital                                                                     $31,056      $29,262    $27,665


                            RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest income continued the improvements begun in 1995. Effective asset-liability management, as well as careful control of interest costs, has contributed to this trend. The spread at June 30, 1996 was 4.17%, compared to 4.09% at March 31, 1996 and 3.92% for all of 1995. The net yield on interest earning assets improved to 4.71%, from 4.62% at March 31 and 4.41% for 1995.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended June 30, 1996 and 1995.

        YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                             DOLLARS IN THOUSANDS

                                                    1996                           1995
                                      ---------------------------------------------------------------
                                      Average     Interest   Yield/    Average    Interest     Yield/
                                      Balance       (b)       Rate     Balance      (b)         Rate
                                      ---------------------------------------------------------------
Assets
Interest earning assets (a)
Federal funds sold                    $  2,717    $    76     5.61%   $  1,676    $    49       5.85%
Taxable securities                      48,508      1,447     5.97%     47,889      1,287       5.37%
Tax exempt securities (b)               29,771      1,207     8.11%     25,182      1,124       8.93%
Taxable loans                          219,316      9,932     9.06%    209,142      9,164       8.76%
Tax exempt loans (b)                     1,126         47     8.34%      1,389         65       9.36%
                                      -------------------             -------------------
  Total int. earning assets (b)        301,438    $12,709     8.43%    285,278    $11,689       8.19%
                                      -------------------             -------------------
Less allowance for loan losses          (2,216)                         (2,152)
Other assets                            21,619                          20,499
TOTAL ASSETS                          $320,841                        $303,625
                                      ========                        ========

                                                    1996                           1995
                                      ---------------------------------------------------------------
                                      Average     Interest   Yield/    Average    Interest     Yield/
                                      Balance       (b)       Rate     Balance      (b)         Rate
                                      ---------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities

NOW accounts                           $ 39,320    $  352     1.79%    $36,054    $  378       2.10%
Savings deposits                         75,967     1,089     2.87%     70,849       994       2.81%
CDs $100,000 and over                    36,310     1,057     5.82%     30,039       902       6.01%
Other interest bearing deposits         104,405     2,919     5.59%    104,416     2,809       5.38%
                                       --------    ------             --------    ------
  Total int. bearing deposits           256,002     5,417     4.23%    241,358     5,083       4.21%
Short term borrowings                     1,385        34     4.92%      3,409       102       5.98%
Other borrowings                          5,769       158     5.47%      6,000       143       4.77%
                                       --------    ------             --------    ------
  Total int. bearing liabilities        263,156    $5,609     4.26%    250,767    $5,328       4.25%
                                                   ------                         ------
Noninterest bearing deposits             25,609                         24,665
Other liabilities                         2,491                          1,499
Shareholders' equity                     29,585                         26,694
                                       --------                       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                 $320,841                       $303,625
                                       ========                       ========
Net interest income (b)                            $7,100                         $6,361
                                                   ======                         ======
Net spread (b)                                                4.17%                            3.95%
Net yield on interest earning                                 ====                             ====
 assets (b)                                                   4.71%                            4.46%
                                                              ====                             ====
Ratio of interest earning assets to
  interest bearing liabilities             1.15                           1.14
                                           ====                           ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                           1996 Compared to 1995            1995 Compared to 1994
                                     -------------------------------    -------------------------------
                                     Increase (Decrease) Due To: (a)    Increase (Decrease) Due To: (a)
                                     -------------------------------    -------------------------------
                                       Volume   Rate          Net        Volume       Rate       Net
                                       ------   ----          ---        ------       ----       ---
Interest earned on:
Federal funds sold                      $ 29     ($2)       $   27        ($25)       $ 27     $    2
Taxable securities                        17     143           160        (289)        155       (134)
Tax exempt securities                    192    (109)           83          21         (17)         4
Taxable loans                            455     313           768         592         827      1,419
Tax exempt loans                         (11)     (7)          (18)        (20)          5        (15)
                                        ----   -----        ------       -----        ----     ------
  Total interest income                 $682   $ 338        $1,020       $ 279        $997     $1,276
                                        ====   =====        ======       =====        ====     ======
Interest paid on:
NOW accounts                            $ 32    ($58)         ($26)      $  49         ($2)    $   47
Savings deposits                          73      22            95        (129)        123         (6)
CDs $100,000 and over                    183     (28)          155         205          83        288
Other interest bearing deposits            0     110           110         (43)        342        299
Short term borrowings                    (52)    (16)          (68)         14          28         42
Other borrowings                          (6)     21            15           0           3          3
                                        ----   -----        ------       -----        ----     ------
  Total interest expense                $230   $  51        $  281       $  96        $577     $  673
                                        ====   =====        ======       =====        ====     ======
Net change in net interest
  income                                $452   $ 287        $  739       $ 183        $420     $  603
                                        ====   =====        ======       =====        ====     ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Substantially all categories of noninterest income increased year to date and from the same period in 1995. One exception is Trust & Investment fee income, which is up from 1995, but has remained relatively flat year to date.

Income from sales and servicing of loans reflects the capitalization of mortgage servicing rights as discussed in Note 3, above, as well as an increase in the volume of fixed rate residential real estate loans being sold in the secondary market. This income slowed somewhat in the second quarter of 1996, while remaining above year to date levels achieved in 1995.

NONINTEREST EXPENSES
Most categories of noninterest expense showed moderate increases year to date and over the second quarter of 1995, reflecting continued growth and expansion of the Bank. One notable decline is in the cost of FDIC insurance, as a result of the rate reductions enjoyed by the banking industry in mid-1995. Other expenses continue at levels consistent with the same period in 1995 and the first quarter of 1996, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the current quarter or the first six months of 1996.

NET INCOME
Consolidated net income for the quarter increased over the first quarter and the same period last year. Year to date consolidated net income was $2,324,000 compared to $1,844,000 for the same period in 1995. Improved interest margin, combined with improved noninterest income, as well as careful control of operating expenses, have contributed to this improvement. Net income for the year is 26.0% above the same period last year. Return on consolidated average assets for the quarter was 1.50%, compared to 1.27% for 1995, and is 1.45% for the first six months of 1996.


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

ITEM 2 CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 1996.


ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 1996.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 16, 1996. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,489,840 voting shares outstanding on April 16,1996.

The following directors were re-elected to a three year term:

                                            For        Against   Abstain
  John H. Foss                           1,145,560        0        849
  David S. Hickman                       1,145,560        0        849
  Ann Hinsdale Knisel                    1,145,389      171        849
  Jeffrey T. Robideau                    1,145,058      502        849
  Richard S. Whelan                      1,145,560        0        849


Directors Berlin, Bush, Downing, Farver, Gross, Herrick, Lawson, Martin, Maxwell, Wanke, and Whitehouse hold terms which continue after the meeting.

Crowe, Chizek and Company LLP of Grand Rapids, Michigan were ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 1996. The vote was as follows:

                                          For         Against    Abstain
  Ratification of auditors             1,104,863       4,202     37,344


The Shareholders of the Company adopted a deferred compensation plan, designated as the Director Retainer Stock Plan (the "Director Plan"). The Director Plan is intended to provide eligible directors of the Company and/or the Bank with a means of deferring payment of retainers and certain fees payable to them for Board service while at the same time expressing their commitment to the Company by subjecting such deferred amounts to the market performance of the Company's Common Stock. The Director Plan does not increase any cash retainers or fees payable for board service, the amounts of which would continue to be as established from time to time by the appropriate board, and any retainers or fees elected to be deferred under the plan by an eligible director ultimately would be payable in shares or cash equivalent to the market value of shares, thus more closely aligning the interest of such a director with those of the Company's shareholders.

Director's Retainer Stock Plan           For           Against     Abstain
  Ratification of plan                 949,218         157,388     39,803

The Shareholders also adopted a deferred compensation plan designated as the Senior Management Bonus Deferral Stock Plan (the "Management Plan"). The Management Plan has essentially the same purposes as the Director Plan discussed above and would permit eligible employees of the Company or of the Bank or another Affiliated Entity (as defined in the Management Plan) to elect cash bonus deferrals and, after employment termination, to receive payouts in whole or in part in the form of Shares (defined as in the Director Plan) on terms substantially similar to those of the Director Plan. The Management Plan would not increase the amounts of cash bonuses potentially payable to any employee and, due to the nature of payouts under the plan, should serve to more closely align the interest of participating employees with those of the Company's shareholders.

Senior Management Bonus Deferral Stock Plan       For      Against     Abstain
  Ratification of plan                          953,315    157,737     35,357


ITEM 5 OTHER INFORMATION
  None.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

   27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  United Bancorp, Inc.
  July 19, 1996



  /S/ Dale L. Chadderdon
  -----------------------------------------------
  Dale L. Chadderdon
  Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
- --------------------------------------------------------------------------------
    27                         Financial Data Schedule