Form 10-Q
period 1996-09-30
UNITED BANCORP INC /MI/
filed 1996-11-13
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                           ---------------------------
                                   FORM 10-Q

            /x/   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

            / /   Transition Report Pursuant to Section 13 or 15(d)
                              of the Securities Exchange Act of 1934

                           ----------------------------
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
                       Yes   x                     No
                            ----                       ----

As of October 15, 1996, there were outstanding 1,564,271 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                               DESCRIPTION                                 PAGE NO.
-----------------------------------------------------------------------------------------------
                             PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements (Condensed)
         (a) Consolidated Balance Sheets                                               3
         (b) Consolidated Statements of Income                                         4
         (c) Consolidated Statements of Cash Flows                                     5
         (d) Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis
             Financial Condition                                                       7
             Liquidity and Funds Management                                            9
             Results of Operations                                                    10


                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                            12
Item 2.  Changes in Securities                                                        13
Item 3.  Defaults Upon Senior Securities                                              13
Item 4.  Submission of Matters to a Vote of Security Holders                          13
Item 5.  Other Information                                                            13
Item 6.  Exhibits and Reports on Form 8-K                                             13
Signatures                                                                            13
Exhibit Index                                                                         14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
                                                           September 30,      December 31,    September 30,
In thousands of dollars                                        1996               1995            1995
===========================================================================================================
ASSETS
Cash and demand balances in other banks                       $8,644             $10,017          $7,602
Federal funds sold                                                 0               8,700           1,100
-----------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                8,644              18,717           8,702

Securities available for sale                                 46,168              45,420          53,460
Securities held to maturity (fair value of
  $33,389, $31,833 and $29,687, respectively)                 32,522              30,495          28,527
-----------------------------------------------------------------------------------------------------------
Total securities                                              78,690              75,915          81,987

Loans held for sale                                              302                 261               0
Portfolio loans                                              234,896             217,566         215,171
-----------------------------------------------------------------------------------------------------------
Total loans                                                  235,198             217,827         215,171
Less: allowance for loan losses                                2,256               2,197           2,246
-----------------------------------------------------------------------------------------------------------
Net loans                                                    232,942             215,630         212,925

Premises and equipment, net                                    8,837               8,404           8,353
Accrued interest receivable and other assets                   5,137               4,770           5,279
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $334,250            $323,436        $317,246
===========================================================================================================


LIABILITIES
Deposits
  Noninterest bearing                                        $27,984             $29,565         $26,529
  Interest bearing certificates of deposit of $100,000
     or more                                                  38,857              34,439          27,491
  Other interest bearing deposits                            216,833             221,168         221,071
-----------------------------------------------------------------------------------------------------------
Total deposits                                               283,674             285,172         275,091

Federal funds and other short term borrowings                  3,601                 578           5,787
Other borrowings                                              13,000               6,000           6,000
Accrued interest payable and other liabilities                 2,783               2,833           2,440
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            303,058             294,583         289,318

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,564,271, 1,489,840 and 1,488,375 shares issued and
  outstanding, respectively                                   13,428              11,262          11,221
Retained earnings                                             17,803              17,486          16,786
Unrealized gain (loss) on securities available for sale,
  net of tax of $20, $(54), and $41, respectively                (39)                105             (79)
-----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                    31,192              28,853          27,928
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $334,250            $323,436        $317,246
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(b)  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                        Nine Months Ended
                                                                         September 30,                             September 30,
In thousands of dollars, except per share data                       1996                  1995                1996        1995
===================================================================================================================================
INTEREST INCOME
Interest and fees on loans
  Taxable                                                           $5,172                 $4,843             $15,104     $14,007
  Tax exempt                                                            15                     17                  47          60
Interest on securities
  Taxable                                                              749                    653               2,195       1,940
  Tax exempt                                                           427                    367               1,259       1,108
Interest on federal funds sold                                           0                     66                  77         115
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                6,363                  5,946              18,682      17,230

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                538                    443               1,595       1,345
Interest on other deposits                                           2,146                  2,201               6,506       6,382
Interest on short term borrowings                                      109                     91                 143         193
Interest on other borrowings                                           120                     83                 278         225
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               2,913                  2,818               8,522       8,145
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                  3,450                  3,128              10,160       9,085
Provision for loan losses                                              126                    102                 378         306
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,324                  3,026               9,782       8,779

NONINTEREST INCOME
Service charges on deposit accounts                                    320                    255                 891         708
Trust & Investment fee income                                          244                    218                 728         688
Gains on securities transactions                                         0                      0                   7           4
Loan sales and servicing                                               131                     85                 440         261
Sales of nondeposit investment products                                 63                     48                 200         161
Other income                                                           110                     70                 368         331
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                               868                    676               2,634       2,153

NONINTEREST EXPENSE
Salaries and employee benefits                                       1,342                  1,294               3,999       3,637
Occupancy and equipment expense                                        477                    445               1,433       1,294
Federal deposit insurance premiums                                      74                     (9)                 89         288
Other expense                                                          664                    588               2,103       1,869
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                            2,557                  2,318               7,624       7,088
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                     1,635                  1,384               4,792       3,844
Federal income tax                                                     434                    369               1,267         985
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $1,201                 $1,015              $3,525      $2,859
===================================================================================================================================

Net income per share of common stock                                 $0.77                  $0.65               $2.25       $1.83
Cash dividends declared per share of common stock                   $0.240                 $0.190              $0.670      $0.552

The accompanying notes are an integral part of these consolidated financial statements.

(c)  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                   September 30
In thousands of dollars                                                           1996         1995
=====================================================================================================
Cash Flows from Operating Activities
Net Income                                                                        $3,525      $2,859
-----------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation                                                                         741         674
Accretion/amortization on securities                                                 244         268
Provision for loan losses                                                            378         306
Gain on sale of securities                                                            (7)         (4)
Loans originated for sale                                                        (19,574)    (16,058)
Proceeds from sales of loans originated for sale                                  19,533      17,359
Change in accrued interest receivable and other assets                              (368)       (205)
Change in accrued interest payable and other liabilities                             126         510
-----------------------------------------------------------------------------------------------------
Total adjustments                                                                  1,073       2,850
-----------------------------------------------------------------------------------------------------
Net cash from operating activities                                                 4,598       5,709
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale                         14,000       3,546
Proceeds from sales of securities                                                    739          93
Principal payments on securities available for sale                                4,651       1,982
Purchase of securities available for sale                                        (20,523)    (16,136)
Proceeds from maturities of securities held to maturity                            1,495       4,400
Purchase of securities held to maturity                                           (3,586)       (165)
Increase in portfolio loans                                                      (17,649)     (5,900)
Premises and equipment expenditures, net                                          (1,174)       (717)
-----------------------------------------------------------------------------------------------------
Net cash from investing activities                                               (22,047)    (12,897)
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in noninterest bearing demand, savings and NOW deposits                (6,523)      3,577
Net change in time deposits                                                        5,025       7,230
Net change in short term borrowings                                                3,023      (1,013)
Principal payments on other borrowings                                            (8,000)     (3,000)
Proceeds from advances in other borrowings                                        15,000       3,000
Dividends paid                                                                    (1,149)       (953)
-----------------------------------------------------------------------------------------------------
Net cash from financing activities                                                 7,376       8,841
-----------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                          (10,073)      1,653

Cash and cash equivalents at beginning of year                                    18,717       7,049
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $8,644      $8,702
=====================================================================================================

Cash Paid During the Period for
Interest                                                                          $8,370      $8,146
Income taxes                                                                      $1,294        $875
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(e)  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 1996 follows:

                                                                1996
                                                                ----
  Mortgage servicing rights at January 1                          $0
  Amount capitalized year to date                                142
  Amount amortized year to date                                   (5)
                                                              ------
  Mortgage servicing rights at period end                       $137

  Valuation allowance for mortgage servicing rights at
    period end                                                    $0

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 27, 1996, the Company issued a 5% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding was 1,564,279 for 1996 and 1,562,794 for 1995.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and nine month periods ending September 30, 1996.

                              FINANCIAL CONDITION

SECURITIES
Investment balances remained flat during the third quarter of 1996, although balances have increased from December 31, 1995. Continued strong loan growth combined with flat deposit growth continues to be the largest single factor limiting investment growth.

The mix of the investment portfolio remained relatively unchanged from December 31 and September 30, 1995.

LOANS
Loan balances continued to enjoy strong growth during the third quarter of 1996, following the trend of the first two quarters of 1996. Both business and personal loans increased during the quarter and year to date, while residential mortgages continued to remained flat as a result of continued sale of loans on the secondary market. Clients continue to move from variable rate to fixed rate loans, resulting in a greater number of loans being sold on the secondary market rather than being retained in the portfolio.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal and business loans, with slight declines in tax exempt and residential mortgage loans. The table below shows total loans outstanding, in thousands of dollars, at September 30 and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                       September 30, 1996                December 31, 1995               September 30, 1995
                                     ------------------------       ---------------------------       -------------------------
Portfolio loans:                      Balance    % of total          Balance         % of total        Balance       % of total
                                      -------    ------------        --------        ----------        ----------   -----------
  Personal                              $67,422        28.7%          $57,418            26.4%            $55,008        25.6%
  Business                               62,258        26.5%           56,946            26.1%             54,471        25.3%
  Tax exempt                              1,129         0.5%            1,224             0.6%              1,189         0.6%
  Residential mortgage                   94,200        40.1%           97,000            44.5%             99,329        46.2%
  Construction                           10,189         4.3%            5,239             2.4%              5,174         2.4%
                                       ---------------------         -------------------------           ---------------------
       Total loans                     $235,198       100.0%         $217,827           100.0%           $215,171       100.0%

CREDIT QUALITY
The Company continues to maintain a high level of asset quality compared to peers, as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. In addition, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis: (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and
(3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company's classification of nonperforming loans are generally consistent with loans identified as impaired.

                                      9/30/96        12/31/95        9/30/95
                                      -------        --------        --------
  Nonaccrual loans                     $1,125             $41            $42
  Loans past due 90 days or more          410             163            230
  Troubled debt restructurings              0               0              0
                                       -----------------------        -------
       Total nonperforming loans       $1,535            $204           $272
  Percent of total loans                 0.65%           0.09%          0.13%

Nonperforming loans again increased from second quarter totals, and the greatest share of these loans consists of nonaccrual loans for two business loan clients. Minimal loss is anticipated, but the delinquency is expected to remain high until the disposition of these two credits takes place. Both dispositions will be from the sale of the assets of the companies. Overall, delinquency is well below industry standards, although is higher than traditionally experienced by the Company.

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1996 and 1995 follows:

                                                              1996                1995
                                                             ------              -------
  Balance at beginning of period                              $2,197              $2,127
  Loans charged off                                             (378)               (229)
  Recoveries credited to allowance                                59                  42
  Provision charged to operations                                378                 306
                                                             -------              ------
  Balance at end of period                                    $2,256              $2,246

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

Deposits
Total deposits remained relatively flat during the third quarter, and are down slightly year to date. Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances, but the Company continued to experience growth in noninterest bearing deposits.

Other interest bearing deposit balances declined slightly during the third quarter of 1996 but was offset by the temporary growth at September 30 in certificates of deposit of $100,000 or more, reflecting typical seasonal growth in public funds deposits. Other interest bearing deposits are down slightly year to date. Management anticipates that deposit growth during the remainder of 1996 will be steady, with anticipated growth from new markets, as well as from consumer re-entry into the certificate of deposit market.

                         LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan balances increased during the quarter, and coupled with no deposit growth, resulted in the borrowing of funds during the period. Short term borrowings decreased as a result of $10 million of new six month advances from the Federal Home Loan Bank which were received during the third quarter.

Management anticipates moving in and out of the fed funds market as liquidity needs require. Seasonal deposit fluctuations, with continued loan demand, will cause the borrowed funds position of the Company to vary. The Company has a number of additional liquidity sources should the need arise, but Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides tolerances for the cumulative gap ratio and total interest rate exposure. While the internal measures as dictated by policy are calculated slightly different than shown in the table below, all funds management ratios remain within policy. During the third quarter of 1996, these ratios have changed only modestly from those reported at June 30, 1996 and December 31, 1995, in spite of significant shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of September 30, 1996.

                                             0-3            4-12           1-5          5-10         Over 10
                                          Months          Months         Years         Years           Years           Total
                                          ------          ------         -----         -----         -------           -----
Securities & federal funds               $12,492         $11,316       $43,469       $10,820            $593         $78,690
Loans                                     65,562          47,827        90,519        18,734          12,556         235,198
                                       -------------------------------------------------------------------------------------
Total earning asset                      $78,054         $59,143      $133,988       $29,554         $13,149        $313,888
                                       =====================================================================================

Interest bearing deposits               $153,893         $47,051       $54,702           $44                        $255,690
Other borrowings                           3,602          10,000         3,000                                        16,602
                                       -------------------------------------------------------------------------------------
Total interest bearing liabilities      $157,495         $57,051       $57,702           $44              $0        $272,292
                                       =====================================================================================
Net asset (liability)
  funding gap                           ($79,441)         $2,092       $76,286       $29,510         $13,149         $41,596
Cumulative net asset
  (liability) funding gap               ($79,441)       ($77,349)      ($1,063)      $28,447         $41,596

Cumulative gap ratio                        0.50            0.64          1.00          1.10            1.15 to 1
Cumulative gap, % of assets                -23.8%          -23.1%         -0.3%          8.5%           12.4%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1996 and 1995 and December 31, 1995. Dollars are shown in thousands.

                                                  Regulatory Guidelines                United Bancorp, Inc.
                                                  ---------------------                --------------------
                                                  Adequate       Well         9/30/96          12/31/95     9/30/95
                                                  --------       ----         -------          --------     -------
Tier 1 leverage ratio                                   4%         5%           8.9%                8.4%        8.3%
Tier 1 risk adjusted capita                             4%         8%          13.4%               13.3%       13.1%
Total risk adjusted capital                             8%        10%          14.4%               14.4%       14.3%

Total shareholders' equity                                                  $31,192             $28,853     $27,928
Intangible assets                                                            (1,539)             (1,683)     (1,741)
Unrealized (gain) loss on securities available
  for sale                                                                       39                (105)         79
                                                                            -------             -------------------
  Tier 1 capital                                                             29,692              27,065      26,266
Qualifying loan loss reserves                                                 2,256               2,197       2,246
                                                                            -------             -------------------
  Tier 2 capital                                                            $31,948             $29,262     $28,512


                             Results of Operations

NET INTEREST INCOME
Net interest income continued the improvements begun in 1995. Effective asset-liability management, as well as careful control of interest costs, has contributed to this trend. The spread at September 30, 1996 was 4.16%, compared to 4.17% at June 30, 1996 and 3.92% for all of 1995. The net yield on interest earning assets remained at 4.71% for the third quarter, but improved from 4.41% for 1995.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended September 30, 1996 and 1995.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                              DOLLARS IN THOUSANDS

                                                  1996                                       1995
                                    ---------------------------------------------------------------------------------
                                    Average      Interest        Yield/         Average        Interest       Yield/
                                    Balance        (b)           Rate           Balance           (b)          Rate
                                    ---------------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                   $1,814          $77         5.63%           $2,460            $115        6.23%
Taxable securities                   48,434        2,195         6.04%           47,968           1,941        5.40%
Tax exempt securities (b)            30,160        1,826         8.07%           25,102           1,679        8.92%
Taxable loans                       222,778       15,104         9.04%          210,071          14,007        8.89%
Tax exempt loans (b)                  1,088           69         8.41%            1,305              91        9.30%
                                   ---------------------                      -------------------------
  Total int. earning assets (b)     304,274      $19,271         8.44%          286,906         $17,833        8.29%
                                   ---------------------                      -------------------------
Less allowance for loan losses       (2,227)                                     (2,169)
Other assets                         21,698                                      20,509
TOTAL ASSETS                       $323,745                                    $305,246
                                   ========                                   =========

------------------------------------------------------------------------

                                                              1996                                    1995
                                             ------------------------------------------------------------------------------------
                                             Average     Interest     Yield/         Average         Interest        Yield/
                                             Balance        (b)        Rate          Balance           (b)            Rate
                                             ------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
NOW accounts                                    $39,318       $526       1.78%        $35,986            $566            2.10%
Savings deposits                                 75,449      1,606       2.84%         70,783           1,498            2.82%
CDs $100,000 and over                            36,523      1,596       5.82%         29,424           1,345            6.09%
Other interest bearing deposits                 103,963      4,374       5.61%        104,974           4,318            5.48%
                                              --------------------                   ------------------------
  Total int. bearing deposits                   255,253      8,101       4.23%        241,167           7,727            4.27%
Short term borrowings                             3,521        143       5.42%          4,221             193            6.10%
Other borrowings                                  6,555        278       5.65%          6,000             226            5.02%
                                              --------------------                   ------------------------
  Total int. bearing liabilities                265,329     $8,522       4.28%        251,388          $8,146            4.32%
                                                        ----------                                -----------
Noninterest bearing deposits                     25,996                                25,171
Other liabilities                                 2,481                                 2,019
Shareholders' equity                             29,939                                26,668
                                              ---------                              --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $323,745                              $305,246
                                              =========                              ========
Net interest income (b)                                    $10,748                                     $9,687
                                                        ==========                                ===========
Net spread (b)                                                           4.16%                                           3.97%
                                                                     ==========                                      =========
Net yield on interest earning assets (b)                                 4.71%                                           4.50%
                                                                     ==========                                      =========
Ratio of interest earning assets to
  interest bearing liabilities                     1.15                                  1.14
                                              =========                              ========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, on a taxable equivalent basis, in thousands of dollars.

                                            1996 Compared to 1995               1995 Compared to 1994
                                       -------------------------------------------------------------------
                                       Increase (Decrease) Due To: (a)     Increase (Decrease) Due To: (a)
                                          Volume       Rate        Net     Volume       Rate        Net
                                        ---------     ------     ------    --------  --------  -----------
Interest earned on:
Federal funds sold                          ($28)      ($10)      ($38)       $15        $51        $66
Taxable securities                            19        235        254       (375)       176       (199)
Tax exempt securities                        317       (170)       147         15        (19)        (4)
Taxable loans                                858        239      1,097        886      1,256      2,142
Tax exempt loans                             (14)        (8)       (22)       (32)         5        (27)
                                       ----------------------------------------------------------------
  Total interest income                   $1,152       $286     $1,438       $509     $1,469     $1,978
                                       ================================================================

Interest paid on:
NOW accounts                                 $49       ($89)      ($40)       $61        ($2)       $59
Savings deposits                              99          9        108       (166)       177         11
CDs $100,000 and over                        313        (62)       251        251        139        390
Other interest bearing deposits              (42)        98         56         19        600        619
Short term borrowings                        (30)       (20)       (50)        20         51         71
Other borrowings                              22         30         52          0         15         15
                                       ----------------------------------------------------------------
  Total interest expense                    $411       ($34)      $377       $185       $980     $1,165
                                       ================================================================
Net change in net interest
  income                                    $741       $320     $1,061       $324       $489       $813
                                       ================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Substantially all categories of noninterest income increased for the current quarter as well as year to date from the same period in 1995. Total noninterest income remained relatively unchanged from the second quarter, but is up 28% from the third quarter 1995, and up 22% from year to date 1995.

Income from sales and servicing of loans reflects the capitalization of mortgage servicing rights as discussed in Note 3, above, as well as an increase in the volume of fixed rate residential real estate loans being sold in the secondary market. This income remained constant in the third quarter of 1996, while year to date is above levels achieved in 1995.

NONINTEREST EXPENSES
Most categories of noninterest expense showed moderate increases year to date and over the third quarter of 1995, reflecting continued growth and expansion of the Bank. One notable decline is in the cost of FDIC insurance, as a result of the rate reductions enjoyed by the banking industry in mid-1995. However, a one time assessment passed by the congress on September 30, 1996 added $66,000 to third quarter expense. Other expenses continue at levels consistent with the same period in 1995 and the first two quarters of 1996, reflecting efforts to control overhead where possible.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the current quarter or the first nine months of 1996.

NET INCOME
Consolidated net income for the quarter remained flat from the second quarter but increased from same period last year. Year to date consolidated net income was $3,525,000 compared to $2,859,000 for the same period in 1995. Improved interest margin, combined with improved noninterest income, as well as careful control of operating expenses, have contributed to this improvement. Net income for the year is 23.3% above the same period last year. Return on consolidated average assets for the quarter was 1.45%, compared to 1.32% for 1995, and is 1.45% for the first nine months of 1996.


                                    PART II
                               OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 1996.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 1996.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.


ITEM 5 - OTHER INFORMATION
  None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  United Bancorp, Inc.
  October 30, 1996


  /S/ Dale L. Chadderdon
  ----------------------------------------------
  Dale L. Chadderdon
  Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
--------------------------------------------------------------------------------
    27                     Financial Data Schedule