Form 10-K405
period 1996-12-31
UNITED BANCORP INC /MI/
filed 1997-03-24
CIK 775345

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

     /X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,984,000 (common stock, no par value.) As of March 1, 1997, there were outstanding 1,565,890 shares of the registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997 are incorporated by reference.

                            CROSS REFERENCE TABLE

ITEM NO.                            DESCRIPTION                             Page Nos.
-------------------------------------------------------------------------------------
PART I
 1. Business                                                                    3
      I.  Selected Statistical Information                                      6
     II.  Securities Portfolio                                                  6
    III. Loan Portfolio                                                         7
          -Types of Loans                                                       7
          -Maturities and Sensitivities of Loans to Changes in Interest         7
          -Risk Elements                                                        7
          -Other Interest Bearing Assets                                        8
     IV.  Summary of Loan Loss Experience                                       8
          -Changes in Allowance for Loan Losses                                 8
          -Allocation of Allowance for Loan Losses                              9
      V.  Deposits                                                              9
     VI.  Return on Equity and Assets                                           9
    VII. Short-term Borrowings                                                  9
 2. Properties                                                                 10
 3. Legal Proceedings                                                          10
 4. Submission of Matters to a Vote of Security Holders                        10

PART II
 5. Market for Registrant's Common Equity and Related Stockholder Matters      10
 6. Selected Financial Data                                                    11
 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                12
 8. Financial Statement and Supplementary Data                                 12
 9. Changes in and disagreements with Accountants on Accounting and
      Financial Disclosure                                                     12

PART III
10. Directors and Executive Officers of the Registrant                         12
11. Executive Compensation                                                     12
12. Security Ownership of Certain Beneficial Owners and Management             12
13. Certain Relationships and related Transactions                             12

PART IV
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K           13

    Signatures                                                                 15

                                    Page 2

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

Through an agreement with Security First Corporation, the Bank offers the sale of mutual funds and annuities through representatives located in the Bank's offices. Late in 1995, the Bank formed an insurance agency, and began expanding its activities in the insurance business. It is anticipated that this subsidiary will provide additional financial services to clients and nonclients in the future.

Banking services are delivered through a system of thirteen banking offices plus eleven automated teller machines, all in Lenawee County, Michigan. The business base of the County is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries. The Bank maintains correspondent bank relationships with several larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

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

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 17 on Page A-28 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed on Pages A-19 and A-20 of the Company's Proxy, and is incorporated herein by reference.

Competition
The banking business in the Bank's service area is highly competitive. In Lenawee County, the Bank competes with seven other banks, one savings & loan association, two credit unions, and various finance companies and loan production offices. Three of the banks and the savings & loan association are subsidiaries of large multi-state, multi-bank holding companies.

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Bank's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the Bank continues to expand its loan and deposit portfolios. Coupled with the fact that the Company offers the only locally- based trust department in the County, this local focus has provided a significant competitive advantage.

Employees
On December 31, 1996, the Bank employed 141 full-time and 36 part-time employees. This compares to 134 full time and 36 part time employees as of December 31, 1995. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

I   SELECTED STATISTICAL INFORMATION

 (A) Distribution of Assets, Liabilities and Shareholders' Equity;
 (B) Interest Rates and Interest Differential:

The information required by this section is contained on Pages A-3 and A-4 of the Company's Proxy Statement, and is incorporated herein by reference.

II  SECURITIES PORTFOLIO

The following table reflects the amortized costs and yields of the Company's securities portfolio for 1996. The average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.


Amortized Costs and Yields of Investments

In thousands of dollars where applicable         0 - 1       1 - 5       5 - 10        Over 10
Available For Sale                               Year        Years        Years         Years        Total
                                                 -----       -----       ------        -------       -----
U.S. Treasury and Government Agencies (1)       $1,993      $38,926      $1,021                     $41,940
    Weighted average yield                        6.52%        6.43%       7.97%                       6.48%
Other Securities (2)                             1,576        1,277                                   2,853
    Weighted average yield                        7.85%        6.63%                                   7.30%
                                              ----------------------------------------------------------------
    Total Securities                            $3,569      $40,203      $1,021             $0      $44,793
         Weighted average yield                   7.11%        6.44%       7.97%          0.00%        6.53%

Held to Maturity
Tax Exempt Securities of States and
    Political Subdivisions                      $3,396      $15,311     $11,274         $1,078      $31,059
    Weighted average yield                        7.42%        8.04%       8.29%          9.28%        8.11%
Other Securities (2)                             1,989          300                                   2,289
    Weighted average yield                        5.60%        6.78%                                   5.75%
                                              ----------------------------------------------------------------
    Total Securities                            $5,385      $15,611     $11,274         $1,078      $33,348
         Weighted average yield                   6.75%        8.02%       8.29%          9.28%        7.94%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

The Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-6 and in Note 3 on Page A-21 of the Company's Proxy Statement, and is incorporated herein by reference.

III LOAN PORTFOLIO
 (A) TYPES OF LOANS

The table below shows loans outstanding (net of unearned interest) at December
31. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                           1996        1995          1994          1993          1992
                                           ----        ----          ----          ----          ----
    Personal                              $69,477      $57,418      $47,102       $36,105       $31,746
    Business and commercial mortgages      65,823       56,946       56,765        47,969        49,066
    Tax exempt                              1,078        1,224        1,513         1,975         2,296
    Residential mortgage (1)               94,255       97,000      101,329       105,223        95,854
    Construction loans                     11,220        5,239        4,050         6,037         3,964
                                        ----------------------------------------------------------------
         Total loans (1)                 $241,853     $217,827     $210,759      $197,309      $182,926
                                        ================================================================

(1) includes loans held for sale

(B) MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1996, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                            0 - 1        1 - 5       After 5
                                            Year         Years        Years        Total
                                            ----         -----        -----        -----
    Business - fixed rate                   $8,356      $16,891       $8,453      $33,700
    Business - variable rate                10,647       13,397        8,079       32,123
    Tax exempt - fixed rate                     36          162          612          810
    Tax exempt - variable rate                 268                                    268
    Construction loans -fixed rate           7,960          906          304        9,170
    Construction loans -variable rate        2,050                                  2,050
                                           -----------------------------------------------
         Total fixed rate                   16,352       17,959        9,369       43,680
         Total variable rate                12,965       13,397        8,079       34,441
                                           -----------------------------------------------
               Grand total                 $29,317      $31,356      $17,448      $78,121
                                           ===============================================

(C) RISK ELEMENTS
     Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonperforming loans for the year ended December 31, in thousands of dollars:

                                                                                  1996
                                                                                  ----
    Gross amount of interest that would have been recorded at original rate         $8
    Interest that was included in revenue                                            0
                                                                             ---------
    Net impact on interest revenue                                                  $8
                                                                             =========

Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Page A-7, in Note 1 on Page A-18, Note 4 on Page A-22 and Note 5 on Page A-22 of the Company's Proxy Statement, and is incorporated herein by reference.

At December 31, 1996, the Bank had no loans other than those disclosed above which cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III.C.1.

(D)  OTHER INTEREST BEARING ASSETS

As of December 31, 1996, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV  SUMMARY OF LOAN LOSS EXPERIENCE
 (A) CHANGES IN ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses was 0.96% of total loans at December 31, 1996 and 1.01% at December 31, 1995. The table below summarizes changes in the allowance for loan losses for the years 1992 through 1996, stated in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                              1996       1995       1994       1993         1992
                                              ----       ----       ----       ----         ----
Balance at beginning of period               $2,197     $2,127     $2,074      $1,871      $1,516
                                             ----------------------------------------------------
Charge-offs:
    Business loans                               25          6         19          45         290
    Residential mortgages                         0          0          2          12          14
    Personal loans                              547        355        222         143         143
                                            ------------------------------------------------------
     Total charge-offs                          572        361        243         200         447
                                            ------------------------------------------------------
Recoveries:
    Business loans                                5          4         12          26          41
    Residential mortgages                         9          0          0           0           0
    Personal loans                               53         66         35          42          41
                                            ------------------------------------------------------
     Total recoveries                            67         70         47          68          82
                                            ------------------------------------------------------
Net charge-offs                                 505        291        196         132         365
                                            ------------------------------------------------------
Allowance for loans acquired                                                                  300
Additions charged to operations                 628        361        249         335         420
                                            ------------------------------------------------------
Balance at end of period                     $2,320     $2,197     $2,127      $2,074      $1,871
                                            ======================================================
Ratio of net charge-offs to average loans     0.22%      0.14%      0.10%       0.07%       0.21%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. Management increased the provision charged to earnings to $628,000 in 1996, compared to $361,000 in 1995 and $249,000 in 1994. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.13% of the portfolio.

(B) ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, and the percent of loans in each category to total loans, as of December 31.

                                                   Allocation of Allowance for Loan Losses

                                        1996                      1995                      1994
                                ---------------------      -------------------       -----------------
                                Amount        Percent      Amount      Percent       Amount    Percent
                                ---------------------      -------------------       -----------------
Business                        $1,012         27.2%       $1,056        26.1%         $455      26.9%
Tax exempt                           0          0.4%            0         0.6%            0       0.7%
Residential mortgage                27         39.0%           34        44.5%           57      48.1%
Personal                           362         28.7%          230        26.4%          169      22.3%
Construction                         0          4.6%            0         2.4%            0       1.9%
Unallocated                        919                        877                     1,446
                                ------                     ------                    ------
Total                           $2,320        100.0%       $2,197       100.0%       $2,127     100.0%
                                ===================        ==================        ================
                                        1993                      1992
                                ---------------------      -------------------
                                Amount       Percent       Amount      Percent
                                ---------------------      -------------------
Business                          $642         24.3%         $568        26.8%
Tax exempt                                      1.0%                      1.3%
Residential mortgage                71         53.3%           77        52.4%
Personal                           110         18.3%          122        17.4%
Construction                                    3.1%                      2.2%
Unallocated                      1,251                      1,104
                                ------                     ------
Total                           $2,074        100.0%       $1,871       100.0%
                                ===================        ==================

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V   DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-3 and in Note 8 on Page A-23 of the Company's Proxy Statement, and is incorporated herein by reference.

VI  RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 of the Company's Proxy Statement, and is incorporated herein by reference.

VII SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-24 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 2 - PROPERTIES

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

ITEM 3 - LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 1996 and 1995 as reported by First of Michigan Corporation. These prices do not reflect private trades not involving
First of Michigan Corporation. The common stock of the Company is traded over the counter. The Company had 886 shareholders as of December 31, 1996. The prices and dividends per share have been adjusted to reflect the 1996 stock dividend.

                                1996                                  1995
                     ------------------------------       -----------------------------
                       Market price         Cash            Market price         Cash
                     -----------------    dividends       ----------------    dividends
    Quarter           High      Low       declared         High      Low       declared
    -------          ------------------------------       -----------------------------
     1st             $27.85    $26.67      $0.210         $25.71    $24.76      $0.181
     2nd              32.00     27.85       0.220          25.95     25.24       0.181
     3rd              32.00     31.25       0.240          26.19     24.76       0.190
     4th              33.00     32.00       0.390          26.67     25.71       0.305

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).


FINANCIAL CONDITION                                   1996       1995       1994        1993        1992
                                                      ----       ----       ----        ----        ----
ASSETS
Cash and demand balances in other banks             $10,252    $10,017     $7,049      $6,304      $7,515
Federal funds sold                                   11,400      8,700          0       2,600       6,800
Securities available for sale                        44,990     45,420     41,900      46,882       5,000
Securities held to maturity                          33,348     30,495     32,896      35,624      77,439
Net loans                                           239,533    215,630    208,632     195,236     181,054
Other assets                                         13,847     13,174     13,784      12,367      11,081
                                                  --------------------------------------------------------
    TOTAL ASSETS                                   $353,370   $323,436   $304,261    $299,013    $288,889
                                                  ========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                        $30,335    $29,565    $26,712     $25,145     $21,866
Interest bearing certificates of deposit
    of $100,000 or more                              42,060     34,439     24,016      21,005      20,764
Other interest bearing deposits                     225,308    221,168    213,556     220,997     220,279
                                                  --------------------------------------------------------
    Total deposits                                  297,703    285,172    264,284     267,147     262,909
Short term borrowings                                   609        578      6,800           0       3,000
Other borrowings                                     20,000      6,000      6,000       6,000           0
Other liabilities                                     3,010      2,833      2,019       2,032       2,046
                                                  --------------------------------------------------------
    Total Liabilities                               321,322    294,583    279,103     275,179     267,955
Shareholders' Equity                                 32,048     28,853     25,158      23,834      20,934
                                                  --------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $353,370   $323,436   $304,261    $299,013    $288,889
                                                  ========================================================

RESULTS OF OPERATIONS
Interest income                                     $25,351    $23,492    $20,667     $20,908     $20,982
Interest expense                                     11,614     11,084      9,419       9,910      11,172
                                                  --------------------------------------------------------
    Net Interest Income                              13,737     12,408     11,248      10,998       9,810
Provision for loan losses                               628        361        249         335         420
Noninterest income                                    3,662      2,707      2,262       2,594       2,053
Noninterest expense                                  10,307      9,297      8,506       8,158       7,093
                                                  --------------------------------------------------------
    Income before Federal income tax                  6,464      5,457      4,755       5,099       4,350
Federal income tax                                    1,713      1,422      1,171       1,279       1,081
                                                  --------------------------------------------------------
NET INCOME                                           $4,751     $4,035     $3,584      $3,820      $3,269
                                                  ========================================================
Per share earnings (1)                                $3.04      $2.58      $2.29       $2.44       $2.09


(1) Per share data is based on average shares outstanding and has been adjusted to reflect a 3 for 1 stock split in 1994 and stock dividends paid in 1996 and 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this section is contained on pages A-2 through A-11 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained on pages A-14 through A-29 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                   PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, and is incorporated herein by reference, as follows:

                                                               Pages in
                                                            Proxy Statement
                                                            ---------------
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                                           3-5

ITEM 11 - EXECUTIVE COMPENSATION                                   6-8

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    8-12

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing on page 5 and in Note 13 on Page A-25 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 1997, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) The following documents are filed as a part of this report:
      1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:

                                                                     Pages in
                                                                 Proxy Statement
                                                                 ---------------
         Consolidated Balance Sheets - December 31, 1996 and 1995      A-14

         Consolidated Statements of Income -
         Years Ended December 31, 1996, 1995 and 1994                  A-15

         Consolidated Statements of Cash Flows -
         Years Ended December 31, 1996, 1995 and 1994                  A-16

         Consolidated Statements of Changes in Shareholders' Equity -
         Years Ended December 31, 1996, 1995 and 1994                  A-17

         Notes To Consolidated Financial Statements                    A-18

         Report of Crowe, Chizek and Company LLP, Certified Public
         Accountants, Dated January 17, 1997                           A-13

      2. Not applicable.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1996.

(c) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    Exhibit #
    ---------
      3(a) Restated Articles of Incorporation of United Bancorp, Inc., filed as Exhibit (4)(a) to registrant's registration statement on Form S-8 (File Number 333-03305) dated May 8, 1996, and incorporated herein by reference.

      3(b) Bylaws of United Bancorp, Inc., filed as Exhibit (4)(b) to registrant's registration statement on Form S-8 (File Number 333-03305) dated May 8, 1996, and incorporated herein by reference.

      4(a) Restated Articles of Incorporation of United Bancorp, Inc., filed as Exhibit (4)(a) to registrant's registration statement on Form S-8 (File Number 333-03305) dated May 8, 1996, and incorporated herein by reference.

      4(b) Bylaws of United Bancorp, Inc., filed as Exhibit (4)(b) to registrant's registration statement on Form S-8 (File Number 333-03305) dated May 8, 1996, and incorporated herein by reference.

      4(c) United Bancorp, Inc. Director Retainer Stock Plan, filed as
           Appendix A to registrant's proxy statement dated March 25, 1996 (file number 0-16640) and incorporated herein by reference.

      4(d) United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan, filed as Appendix B to registrant's proxy statement dated March 25, 1996 (file number 0-16640) and incorporated herein by reference.

      11 The information required by this section is incorporated by reference in Note 1 on Page A-22 of the Company's Proxy Statement.

      13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

      21   Listing of Subsidiaries, filed herewith.

      27   Financial Data Schedule, filed herewith.

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

         United Bancorp, Inc.


    /S/ David S. Hickman                                    March 12, 1997
    ---------------------------------                       --------------
    David S. Hickman, President and                              Date
    Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 12, 1997.


    /S/ John J. Wanke                      /S/ Dale L. Chadderdon
    -----------------------------------    ----------------------------------
    John J. Wanke                          Dale L. Chadderdon, Senior Vice
    Executive Vice President, Director     President, Secretary and Treasurer

    /S/ David N. Berlin                    /S/ Ann Hinsdale Knisel
    -----------------------------------    ----------------------------------
    David N. Berlin, Director              Ann Hinsdale Knisel, Director

    /S/ L. Donald Bush                     /S/ James C. Lawson
    -----------------------------------    ----------------------------------
    L. Donald Bush, Director               James C. Lawson, Director

    /S/ Merlyn H. Downing                  /S/ Donald J. Martin
    -----------------------------------    ----------------------------------
    Merlyn H. Downing. Director            Donald J. Martin, Director

    /S/ Patrick D. Farver                  /S/ David E. Maxwell
    -----------------------------------    ----------------------------------
    Patrick D. Farver. Director            David E. Maxwell, Director

    /S/ John H. Foss                       /S/ Jeffrey T. Robideau
    -----------------------------------    ----------------------------------
    John H. Foss, Director                 Jeffrey T. Robideau, Director

    /S/ Charles E. Gross                   /S/ Richard Whelan
    -----------------------------------    ----------------------------------
    Charles E. Gross, Director             Richard Whelan, Director

    /S/ Linda J. Herrick                   /S/ James K. Whitehouse
    -----------------------------------    ----------------------------------
    Linda J. Herrick, Director             James K. Whitehouse, Director