Form 10-Q
period 1997-03-31
UNITED BANCORP INC /MI/
filed 1997-05-14
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


As of April 15, 1997, there were outstanding 1,565,890 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                            DESCRIPTION                       PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Condensed)
         (a) Consolidated Balance Sheets                                 3
         (b) Consolidated Statements of Income                           4
         (c) Consolidated Statements of Cash Flows                       5
         (d) Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis
             Financial Condition                                         7
             Liquidity and Funds Management                              9
             Results of Operations                                      10


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              12
Item 2.  Changes in Securities                                          12
Item 3.  Defaults Upon Senior Securities                                13
Item 4.  Submission of Matters to a Vote of Security Holders            13
Item 5.  Other Information                                              13
Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              13
Exhibit Index                                                           14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        March 31,          December 31,       March 31,
In thousands of dollars                                                   1997                1996              1996
===================================================================================================================================
ASSETS
Cash and demand balances in other banks                                $ 11,479            $  10,252          $   9,154
Federal funds sold                                                        5,500               11,400              1,800
-----------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                          16,979               21,652             10,954

Securities available for sale                                            50,778               44,990             48,178
Securities held to maturity (fair value of
  $32,424, $34,391 and $32,792 respectively)                             31,808               33,348             31,749
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                                                         82,586               78,338             79,927

Loans held for sale                                                         608                  799                498
Portfolio loans                                                         240,147              241,054            220,100
-----------------------------------------------------------------------------------------------------------------------------------
Total loans                                                             240,755              241,853            220,598
Less: allowance for loan losses                                           2,330                2,320              2,250
-----------------------------------------------------------------------------------------------------------------------------------
Net loans                                                               238,425              239,533            218,348

Premises and equipment, net                                               8,562                8,775              8,562
Accrued interest receivable and other assets                              5,403                5,072              5,010
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 351,955            $ 353,370          $ 322,801
===================================================================================================================================


LIABILITIES
Deposits
  Noninterest bearing                                                 $  27,274            $  30,335          $  25,307
  Interest bearing certificats of deposit of $100,000 or more            42,013               42,060             38,338
  Other interest bearing deposits                                       236,631              225,308            220,279
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                          305,918              297,703            283,924

Federal funds and other short term borrowings                               615                  609                586
Other borrowings                                                         10,000               20,000              6,000
Accrued interest payable and other liabilities                            2,957                3,010              2,761
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       319,490              321,322            293,271

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,565,890, 1,565,890 and 1,489,840 shares issued and
  outstanding, respectively                                              13,516               13,500             11,262
Stock dividend payable, 78,294 shares at $35 market value
  and 74,492 shares at $29 market value                                   2,740                                   2,160
Retained earnings                                                        16,332               18,419             16,113
Unrealized gain (loss) on securities available for sale,
  net of tax of $63, $(67), and $2, respectively                           (123)                 129                 (5)
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                               32,465               32,048             29,530
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 351,955            $ 353,370           $322,801
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
In thousands of dollars, except per share data                                                            1997         1996
===================================================================================================================================
INTEREST INCOME
Interest and fees on loans
    Taxable                                                                                              $  5,301     $  4,911
    Tax exempt                                                                                                 14           17
Interest on securities
    Taxable                                                                                                   751          698
    Tax exempt                                                                                                428          417
Interest on federal funds sold                                                                                160           55
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                                       6,654        6,098

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                                                       614          525
Interest on other deposits                                                                                  2,355        2,210
Interest on short term borrowings                                                                               7           13
Interest on other borrowings                                                                                  236           82
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                                      3,212        2,830
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                                         3,442        3,268
Provision for loan losses                                                                                     180          126
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                         3,262        3,142

NONINTEREST INCOME
Service charges on deposit accounts                                                                           305          268
Trust & Investment fee income                                                                                 276          249
Loan sales and servicing                                                                                      145          181
Sales of nondeposit investment products                                                                        57           72
Other income                                                                                                  112          112
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                                      895          882

NONINTEREST EXPENSE
Salaries and employee benefits                                                                              1,511        1,345
Occupancy and equipment expense                                                                               514          478
Other expense                                                                                                 755          694
-----------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                                   2,780        2,517
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                                                            1,377        1,507
Federal income tax                                                                                            347          392
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                               $  1,030     $  1,115
===================================================================================================================================

Net income per share of common stock                                                                     $   0.66     $   0.71
Cash dividends declared per share of common stock                                                        $  0.240     $  0.210

The accompanying notes are an integral part of these consolidated financial statements.

(c) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
In thousands of dollars                                                                                    1997         1996
===================================================================================================================================

Cash Flows from Operating Activities
Net Income                                                                                                $  1,030     $  1,115
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                                  340          340
Provision for loan losses                                                                                      180          126
Loans originated for sale                                                                                   (5,935)      (8,786)
Proceeds from sales of loans originated for sale                                                             6,126        8,549
Change in accrued interest receivable and other assets                                                        (378)        (240)
Change in accrued interest payable and other liabilities                                                       312          133
-----------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                              645          122
-----------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                           1,675        1,237
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                                                (7,341)     (10,225)
   Maturities                                                                                                   83        6,000
   Principal payments                                                                                        1,071        1,226
Securities held to maturity
   Purchases                                                                                                (3,154)      (1,786)
   Maturities                                                                                                4,695          510
Change in portfolio loans                                                                                      737       (2,607)
Premises and equipment expenditures, net                                                                       (66)        (401)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                          (3,975)      (7,283)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                                                                       8,215       (1,248)
Net change in short term borrowings                                                                              6            8
Principal payments on other borrowings                                                                     (10,000)           0
Proceeds from stock transactions                                                                                16            0
Dividends paid                                                                                                (610)        (477)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                          (2,373)      (1,717)
-----------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                                     (4,673)      (7,763)

Cash and cash equivalents at beginning of year                                                              21,652       18,717
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                $ 16,979     $ 10,954
===================================================================================================================================

Cash Paid During the Period for
Interest                                                                                                  $  3,161     $  2,822
Income taxes                                                                                                    $0          $39
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $90,973,000 and $76,381,000 at the end of March 31, 1997 and 1996. The balance of loans serviced for others related to servicing rights that have been capitalized was $30,814,000 and $8,463,000 at March 31, 1997 and 1996

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 1997 and 1996 follows:

Unamortized cost of mortgage servicing rights                                          1997           1996
                                                                                       ----           ----
Balance at January 1                                                                   $185           $ 0
Amount capitalized year to date                                                          46            61
Amount amortized year to date                                                            (4)           (1)
                                                                                       ----           ---
Balance at period end                                                                  $227           $60

No valuation allowance was considered necessary for mortgage servicing rights at period end 1997 and 1996.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 27, 1996, the Company issued a 5% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding was 1,565,890 for 1997 and 1,564,332 for 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 1997.

                              FINANCIAL CONDITION

SECURITIES
Investment balances increased moderately during the first three months of 1997. A slight decline in total loans combined with increased deposit growth is the largest contributing factor for the increase.

The mix of the investment portfolio remained relatively unchanged from December 31 and March 31, 1996.

LOANS
Loan volume slowed for the first quarter 1997. Business loans increased, continuing trends of prior quarters, while personal loans and residential mortgages declined slightly. The Company sold $6.1 million of loans originated for sale, compared to $8.5 million during the first quarter of 1996. Clients continue to move from variable rate to fixed rate loans, resulting in a greater number of loans being sold on the secondary market rather than being retained in the portfolio.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal and business loans, with slight declines in tax exempt and residential mortgage loans. The table below shows total loans outstanding, in thousands of dollars, at March 31 and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                                     March 31, 1997                 December 31, 1996         March 31, 1996
                                                 -----------------------         -----------------------   -----------------------
 Portfolio loans:                                    Balance  % of total            Balance   % of total     Balance    % of total
                                                     -------  ----------            -------   ----------     -------    ----------

   Personal                                         $ 68,884      28.6%            $ 69,477       28.7%     $ 61,461        27.9%
   Business/commercial mtgs                           67,451      28.0%              65,823       27.2%       57,361        26.0%
   Tax exempt                                          1,010       0.4%               1,078        0.4%        1,088         0.5%
   Residential mortgage                               92,737      38.5%              94,255       39.0%       94,797        43.0%
   Construction                                       10,673       4.4%              11,220        4.6%        5,891         2.7%
                                                 -----------------------         -----------------------   -----------------------
           Total loans                              $240,755     100.0%            $241,853      100.0%     $220,598       100.0%

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

                                                                 3/31/97            12/31/96            3/31/96
                                                                 -------            --------            -------
  Nonaccrual loans                                                $292                $450               $391
  Loans past due 90 days or more                                   577                 663                559
  Troubled debt restructurings                                       0                   0                  0
                                                                 --------------------------------------------
          Total nonperforming loans                               $869              $1,113               $950
  Other real estate                                                335                 335                  0
                                                                 --------------------------------------------
          Total nonperforming assets                            $1,204              $1,448               $950
  Percent of total loans                                          0.50%               0.60%              0.43%

Nonperforming loans decreased from end of year and from the same period in 1996. Loans past due ninety days or more remain relatively flat from the comparable periods at December 31 and March 31, 1996. Overall, delinquency is well below industry standards, although is higher than traditionally experienced by the Company. The amount listed for other real estate relates to property that has been leased to a third party with an option to purchase, and no loss is anticipated.

An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1997 and 1996 follows:

                                                             1997              1996
                                                             ----              ----
   Balance at beginning of period                           $2,320           $2,197
   Loans charged off                                          (187)             (88)
   Recoveries credited to allowance                             17               15
   Provision charged to operations                             180              126
                                                            ------           ------
   Balance at end of period                                 $2,330           $2,250

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS
Total deposits grew moderately during the first quarter. Noninterest bearing deposits continue to fluctuate with swings in corporate and public fund balances. These deposits declined from year end, but show increases from the first quarter of 1996.

Other interest bearing deposit balances increased during the first three months of 1997 reflecting growth in our Cash Management and Certificates of Deposit accounts. Seasonal increases in public sector funds account for a significant portion of this growth. Other interest bearing deposits remain relatively flat year to date. Management anticipates that deposit growth during the remainder of 1997 will be steady, with anticipated growth from new markets, as well as from consumer re-entry into the certificate of deposit market.

                         LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY
Loan balances decreased during the quarter, and coupled with moderate deposit growth, resulted in increased liquidity during the period. The Bank moved from a net fed funds borrowed position to a net funds sold position during the quarter, and the increase in liquidity also provided funds to repay $10 million of advances from the Federal Home Loan Bank and to fund investment security purchases.

Management anticipates moving in and out of the fed funds market as liquidity needs require. Seasonal deposit fluctuations, with continued loan demand, will cause the borrowed funds position of the Company to vary. The Company has a number of additional liquidity sources should the need arise, but Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides tolerances for the cumulative gap ratio and total interest rate exposure. While the internal measures as dictated by policy are calculated with a slight difference than shown in the table below, all funds management ratios remain within policy. During the first quarter of 1997, these ratios have changed only modestly from those reported at March 31, 1996 and December 31, 1996, in spite of significant shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of March 31, 1997.

                                                          0-3           4-12          1-5          5-10         Over 10
                                                       Months         Months        Years         Years           Years      Total
                                                       ------         ------        -----         -----           -----      -----

Securities & federal funds                            $21,411         $10,861      $ 45,670       $7,122          $3,022     $88,086
Loans                                                  62,183          48,839        99,575       18,464          11,694     240,755
                                                     -------------------------------------------------------------------------------
Total earning assets                                  $83,594         $59,700      $145,245      $25,586         $14,716    $328,841
                                                     ===============================================================================

Interest bearing deposits                            $162,841         $57,164      $58,593           $46                    $278,644
Other borrowings                                          615               0       10,000                                    10,615
                                                     -------------------------------------------------------------------------------
Total interest bearing liabilities                   $163,456         $57,164      $68,593           $46              $0    $289,259
                                                     ===============================================================================
Net asset (liability)
   funding gap                                       ($79,862)         $2,536      $76,652       $25,540         $14,716    $ 39,582
Cumulative net asset
   (liability) funding gap                           ($79,862)       ($77,326)       ($674)      $24,866         $39,582

Cumulative gap ratio                                     0.51            0.65         1.00          1.09            1.14 to 1
Cumulative gap, % of assets                             -22.7%          -22.0%        -0.2%          7.1%          11.2%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1997 and 1996 and December 31, 1996. Dollars are shown in thousands.

                                                                 Regulatory Guidelines                        United Bancorp, Inc.
                                                                 Adequat         Well                 3/31/97    12/31/96    3/31/96
Tier 1 capital to average assets                                      4%          5%                     8.9%        9.3%       8.8%
Tier 1 risk adjusted capital ratio                                    4%          6%                    13.5%       13.2%      13.5%
Total risk adjusted capital ratio                                     8%         10%                    14.6%       14.2%      14.6%

Total shareholders' equity                                                                            $32,465     $32,048   $29,530
Intangible assets                                                                                      (1,444)     (1,491)   (1,635)
Unrealized (gain) loss on securities available for sale                                                   123        (129)        5
                                                                                                      -------     -------   -------
  Tier 1 capital                                                                                       31,144      30,428    27,900
Qualifying loan loss reserves                                                                           2,330       2,320     2,250
                                                                                                      -------     -------   -------
  Tier 2 capital                                                                                      $33,474     $32,748   $30,150


                             RESULTS OF OPERATIONS

NET INTEREST INCOME
First quarter net interest income increased $174,000 or 5.3% from the same period in 1996. However, net spread showed a slight decline from prior periods. The spread at March 31, 1997 was 3.84%, compared to 4.09% at March 31, 1996 and 4.15% for all of 1996. The net yield on interest earning assets was at 4.39% for the first quarter, compared to 4.62% at March 31, 1996 and 4.71% for year end 1996.

This decline is a result of temporary excess liquidity during the quarter, resulting in high levels of funds sold at relatively low rates. Management has taken steps to invest this excess liquidity to provide a better return while remaining flexible.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended March 31, 1997 and 1996.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                              DOLLARS IN THOUSANDS

                                                                 1997                                 1996
                                                                 ----                                 ----
                                                      Average      Interest        Yield/      Average    Interest      Yield/
                                                      Balance        (b)           Rate        Balance       (b)        Rate
                                                      ----------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                                    $ 12,264     $  160          5.23%      $  3,868   $   55         5.69%
Taxable securities                                      47,268        751          6.36%        47,093      698         5.93%
Tax exempt securities (b)                               31,187        620          7.95%        29,738      604         8.13%
Taxable loans                                          239,763      5,301          8.84%       217,761    4,911         9.02%
Tax exempt loans (b)                                     1,054         20          7.71%         1,178       24         8.31%
                                                      -----------------------                 ----------------------
   Total int. earning assets (b)                       331,536     $6,853          8.27%       299,638   $6,293         8.40%
                                                      -----------------------                 ----------------------
Less allowance for loan losses                          (2,314)                                 (2,211)
Other assets                                            22,946                                  21,416
TOTAL ASSETS                                          $352,168                                $318,843
                                                      ========                                ========

                                                                        1997                                1996
                                                 Average         Interest        Yield        Average      Interest         Yield/
                                                 Balance            (b)           Rate        Balance         (b)            Rate
                                                 --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
NOW accounts                                    $38,352          $166            1.73%       $ 37,753      $170             1.80%
Savings deposits                                 70,132           485            2.76%         66,659       559             3.36%
CDs $100,000 and over                            42,553           614            5.77%         35,588       525             5.91%
Other interest bearing deposits                 122,732         1,705            5.56%        115,510     1,480             5.13%
                                               ----------------------                        ------------------
  Total int. bearing deposits                   273,769         2,969            4.34%        255,510     2,735             4.28%
Short term borrowings                               612             8            5.07%            970        13             5.34%
Other borrowings                                 16,000           236            5.89%          6,000        82             5.46%
                                               ----------------------                        ------------------
   Total int. bearing liabilities               290,381        $3,213            4.43%        262,480     2,830             4.31%
                                                               ------                                     -----
Noninterest bearing deposits                     26,664                                        24,875
Other liabilities                                 2,752                                         2,557
Shareholders' equity                             32,371                                        28,931
                                               --------                                      --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $352,168                                      $318,843
                                               ========                                      ========
Net interest income (b)                                        $3,640                                    $3,463
                                                               ======                                    ======
Net spread (b)                                                                   3.84%                                      4.09%
                                                                                 =====                                      =====
Net yield on interest earning assets (b)                                         4.39%                                      4.62%
                                                                                 =====                                      =====
Ratio of interest earning assets to
  interest bearing liabilities                     1.14                                          1.14
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

                                                     1997 Compared to 1996                         1996 Compared to 1995
                                                  Increase (Decrease) Due To: (a)               Increase (Decrease) Due To: (a)
                                                   Volume          Rate      Net                   Volume       Rate       Net
                                                   ------          ----      ---                   ------       ----       ---
Interest earned on:
Federal funds sold                                  $110           ($5)      $105                    $44        $  0       $44
Taxable securities                                     3            50         53                    (25)         73        48
Tax exempt securities                                 29           (13)        16                     92         (54)       38
Taxable loans                                        488           (98)       390                    188         222       410
Tax exempt loans                                      (2)           (2)        (4)                    (7)         (4)      (11)
                                                  -----------------------------------------------------------------------------
   Total interest income                            $628          ($68)      $560                   $292        $237      $529
                                                  =============================================================================

Interest paid on:
NOW accounts                                          $3           ($7)       ($4)                    $9        ($26)     ($17)
Savings deposits                                      28          (103)       (75)                   (45)         96        51
CDs $100,000 and over                                101           (12)        89                     84           2        86
Other interest bearing deposits                       96           129        225                    149         (29)      120
Short term borrowings                                 (4)           (1)        (5)                   (35)         (4)      (39)
Other borrowings                                     147             7        154                      0          12        12
                                                  ----------------------------------------------------------------------------
    Total interest expense                          $371           $13       $384                   $162         $51      $213
                                                  ============================================================================
Net change in net interest
   income                                           $257          ($81)      $176                   $130        $186      $316
                                                  ============================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Most categories of noninterest income increased from the same period in 1996. However, due to volume decreases, income from sales and servicing of loans and income from sales of nondeposit products showed modest declines from the first quarter of 1996. Total noninterest income for the first three months is up by 1.4% from the same period of 1996.

NONINTEREST EXPENSES
Most categories of noninterest expense showed moderate increases over the first quarter of 1996, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first quarter is 10.4% above the same period for 1996.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first three months of 1997.

NET INCOME
Consolidated net income for the quarter decreased from the fourth quarter of 1996 and is slightly behind the record first quarter of a year ago. Year to date consolidated net income of $1,030,000 is 7.62% below the $1,115,000 earned in the first quarter of 1996. Return on consolidated average assets for the quarter was 1.19%, compared to 1.45% for all of 1996, and 1.40% for the first three months of 1996.


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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 1997.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.


ITEM 5 - OTHER INFORMATION
   None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      27.  Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


United Bancorp, Inc.
April 30, 1997


/S/ Dale L. Chadderdon
----------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-------------------------------------------------------------------------------


    27                          Financial Data Schedule