Form 10-Q
period 1997-06-30
UNITED BANCORP INC /MI/
filed 1997-08-12
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                         ---------------------------

                                   FORM 10-Q

        /x/       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

        / /       Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                         ---------------------------

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

                       Yes  /x/                 No / /

As of July 15, 1997, there were outstanding 1,644,103 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.         DESCRIPTION                                               PAGE NO.
------------------------------------------------------------------------------------
Part I - Financial Information

Item 1.  Financial Statements (Condensed)
         (a) Consolidated Balance Sheets                                      3
         (b) Consolidated Statements of Income                                4
         (c) Consolidated Statements of Cash Flows                            5
         (d) Notes to Financial Statements                                    6

Item 2.  Management's Discussion and Analysis
         Financial Condition                                                  7
         Liquidity and Funds Management                                       7
         Results of Operations                                               10


Part II - Other Information

Item 1.  Legal Proceedings                                                   12
Item 2.  Changes in Securities                                               12
Item 3.  Defaults Upon Senior Securities                                     13
Item 4.  Submission of Matters to a Vote of Security Holders                 13
Item 5.  Other Information                                                   13
Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14
Exhibit Index                                                                15

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(a) CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,       June 30,
In thousands of dollars                                                           1997                1996             1996
==============================================================================================================================
ASSETS
Cash and demand balances in other banks                                          $ 11,766           $ 10,252        $  9,232
Federal funds sold                                                                                    11,400
------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                    11,766             21,652           9,232

Securities available for sale                                                      50,510             44,990          47,501
Securities held to maturity (fair value of
  $31,540, $34,391 and $31,877, respectively)                                      30,747             33,348          31,213
------------------------------------------------------------------------------------------------------------------------------
Total securities                                                                   81,257             78,338          78,714

Loans held for sale                                                                                      799             272
Portfolio loans                                                                   250,363            241,054         225,195
------------------------------------------------------------------------------------------------------------------------------
Total loans                                                                       250,363            241,853         225,467
Less: allowance for loan losses                                                     2,317              2,320           2,244
------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                         248,046            239,533         223,223

Premises and equipment, net                                                         8,789              8,775           8,767
Accrued interest receivable and other assets                                        5,127              5,072           4,782
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $354,985           $353,370        $324,718
==============================================================================================================================


LIABILITIES
Deposits
  Noninterest bearing                                                            $ 32,438           $ 30,335        $ 28,065
  Interest bearing certificates of deposit of $100,000 or more                     40,863             42,060          36,066
  Other interest bearing deposits                                                 229,644            225,308         219,161
------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                    302,945            297,703         283,292

Federal funds and other short term borrowings                                       5,325                609           5,894
Other borrowings                                                                   10,000             20,000           3,000
Accrued interest payable and other liabilities                                      3,161              3,010           2,362
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 321,431            321,322         294,548

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
  1,644,103, 1,565,890 and 1,564,307 shares issued and
  outstanding, respectively                                                        16,268             13,500          13,421
Retained earnings                                                                  17,199             18,419          16,978
Unrealized gain (loss) on securities available for sale,
  net of tax of $(45), $(67), and $118, respectively                                   87                129            (229)
------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         33,554             32,048          30,170
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $354,985           $353,370        $324,718
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                                         --------                          --------
In thousands of dollars, except per share data                      1997          1996                1997           1996
==============================================================================================================================
INTEREST INCOME
Interest and fees on loans
  Taxable                                                          $  5,583      $ 5,020            $10,884         $ 9,932
  Tax exempt                                                             16           16                 29              32
Interest on securities
  Taxable                                                               841          749              1,593           1,447
  Tax exempt                                                            416          416                844             832
Interest on federal funds sold                                           27           21                187              76
------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                 6,883        6,222             13,537          12,319

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                 601          532              1,215           1,057
Interest on other deposits                                            2,372        2,150              4,727           4,359
Interest on short term borrowings                                        48           21                 56              34
Interest on other borrowings                                            151           76                387             158
------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                3,172        2,779              6,385           5,608
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                   3,711        3,443              7,152           6,711
Provision for loan losses                                               190          126                370             252
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   3,521        3,317              6,782           6,459

NONINTEREST INCOME
Service charges on deposit accounts                                     358          304                663             571
Trust & Investment fee income                                           251          235                528             484
Loan sales and servicing                                                129          129                273             310
Sales of nondeposit investment products                                  95          117                152             215
Other income                                                            110           99                222             186
------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                943          884              1,838           1,766

NONINTEREST EXPENSE
Salaries and employee benefits                                        1,421        1,312              2,932           2,657
Occupancy and equipment expense                                         511          478              1,024             956
Other expense                                                           797          761              1,552           1,455
------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                             2,729        2,551              5,508           5,068
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                      1,735        1,650              3,112           3,157
Federal income tax                                                      473          442                820             833
------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $  1,262      $ 1,208            $ 2,292         $ 2,324
==============================================================================================================================

Net income per share of common stock                               $   0.77      $  0.74            $  1.39         $  1.41
Cash dividends declared per share of common stock                     0.240        0.210              0.469           0.410

The accompanying notes are an integral part of these consolidated financial statements.

(c) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Six Months Ended
                                                                                                           June 30,
In thousands of dollars                                                                               1997            1996
==============================================================================================================================
Cash Flows from Operating Activities
Net Income                                                                                         $   2,292        $  2,324
------------------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                            693             678
Provision for loan losses                                                                                370             252
Loans originated for sale                                                                            (10,462)        (13,657)
Proceeds from sales of loans originated for sale                                                      11,261          13,668
Change in accrued interest receivable and other assets                                                  (149)            (13)
Change in accrued interest payable and other liabilities                                                 389            (166)
------------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                      2,102             762
------------------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                     4,394           3,086
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Securities available for sale
  Purchases                                                                                           (9,309)        (16,396)
  Sales                                                                                                   50             725
  Maturities                                                                                             993          10,000
  Principal payments                                                                                   2,707           2,939
Securities held to maturity
  Purchases                                                                                           (5,205)         (1,786)
  Maturities                                                                                           7,735           1,025
Increase in portfolio loans                                                                           (9,682)         (7,856)
Premises and equipment expenditures, net                                                                (570)           (853)
------------------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                   (13,281)        (12,202)
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                                                                 5,242          (1,880)
Net change in short term borrowings                                                                    4,716           5,316
Principal payments on other borrowings                                                               (10,000)         (3,000)
Proceeds from stock transactions                                                                          30
Dividends paid                                                                                          (987)           (805)
------------------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                      (999)           (369)
------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                               (9,886)         (9,485)

Cash and cash equivalents at beginning of year                                                        21,652          18,717
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                         $  11,766        $  9,232
==============================================================================================================================

Cash Paid During the Period for
Interest                                                                                           $   6,296        $  5,624
Income taxes                                                                                             718             894
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $92,641,000 and $78,864,000 at the end of June ___, 1997 and 1996. The balance of loans serviced for others related to servicing rights that have been capitalized was $34,756,000 and $13,449,000 at June 30, 1997 and 1996


Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 1997 and 1996 follows:

  Unamortized cost of mortgage servicing rights        1997               1996
                                                       ----               ----
  Balance at January 1                                 $ 185             $   -
  Amount capitalized year to date                         83                102
  Amount amortized year to date                          (13)                (2)
                                                       -----             ------
  Balance at period end                                $ 255             $  100

  No valuation allowance was considered necessary for mortgage servicing rights at period end 1997 and 1996.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 30, 1997 and May 27, 1996, the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding was 1,644,097 for 1997 and 1,642,539 for 1996.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the six month period ending June 30, 1997.

                             FINANCIAL CONDITION

SECURITIES
Investment balances declined during the second quarter, following a modest increase during the first three months of 1997. Some maturities in the portfolio were not replaced, as a result of strong loan demand during the quarter.

The mix of the investment portfolio remained relatively unchanged from December 31 and June 30, 1996

LOANS
Loan volume increased during the second quarter of 1997, following declines in the first quarter of the year. All categories of loans enjoyed strong growth during the quarter, reflecting the economic activity of the area. The trend by clients toward fixed rates slowed somewhat during the quarter, resulting in a decline in the number of residential real estate mortgages sold in the secondary market during the period.

The mix of the portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal and business loans, with slight declines in tax exempt and residential mortgage loans. The table below shows total loans outstanding, in thousands of dollars, at June 30 and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                              June 30, 1997                  December 31, 1996                  June 30, 1996
                                         ------------------------          ----------------------          ----------------------
Portfolio loans:                           Balance     % of total           Balance     % of total         Balance     % of total
                                           -------     ----------           -------     ----------         -------     ----------
  Personal                               $  71,400          28.5%          $ 69,477         28.7%          $ 63,001         27.9%
  Business/commercial mtgs                  69,395          27.7%            65,823         27.2%            59,823         26.5%
  Tax exempt                                 1,317           0.5%             1,078          0.4%             1,005          0.4%
  Residential mortgage                      95,638          38.2%            94,255         39.0%            93,084         41.3%
  Construction                              12,613           5.0%            11,220          4.6%             8,554          3.8%
                                         ------------------------          ----------------------          ----------------------
      Total loans                        $ 250,363         100.0%          $241,853        100.0%          $225,467        100.0%

CREDIT QUALITY
The Company continues to maintain a high level of asset quality compared to peers, as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. In addition, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above); and
(3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above). The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company's classification of nonperforming loans are generally consistent with loans identified as impaired.

                                               6/30/97     12/31/96       6/30/96
                                               -------     --------       -------
  Nonaccrual loans                            $  255       $  450          $472
  Loans past due 90 days or more                 737          663           134
  Troubled debt restructurings                     -            -             -
                                              -----------------------------------
      Total nonperforming loans               $  992       $1,113          $606
  Other real estate                              335          335             -
                                              -----------------------------------
      Total nonperforming assets              $1,327       $1,448          $606
  Percent of total loans                        0.53%        0.58%         0.27%

Nonperforming loans decreased from end of year, although balances are higher than at the end of the first quarter and June 30, 1996. Loans past due ninety days or more continue to increase modestly, reflecting portfolio growth. Overall, nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates to property that has been leased to a third party with an option to purchase, and no loss is anticipated. The Company has no troubled debt restructurings.

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1997 and 1996 follows:

                                                       1997               1996
                                                      ------             -------
  Balance at beginning of period                      $ 2,320             $2,197
  Loans charged off                                      (404)              (246)
  Recoveries credited to allowance                         31                 41
  Provision charged to operations                         370                252
                                                      -------             -------
  Balance at end of period                            $ 2,317             $2,244

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS
Total deposits are up from June 30 and December 31, 1996, although they are down somewhat from March 31, 1997. Noninterest bearing and interest bearing balances continue to fluctuate with swings in corporate and public fund balances.

Other interest bearing deposit balances increased during the first three months of 1997 reflecting growth in Cash Management and Certificates of Deposit accounts. Seasonal increases in public sector funds account for a significant portion of this growth during the first quarter, and these balances declined during the second quarter. Other interest bearing deposits remain relatively flat year to date. Management anticipates that deposit growth during the remainder of 1997 will be steady, with anticipated growth from new markets, as well as from consumer re-entry into the certificate of deposit market.

LIQUIDITY
Loan balances increased during the quarter, and coupled with slight deposit declines, resulted in decreased liquidity during the period. The Bank moved from a net fed funds sold position to a net funds borrowed position during the quarter. Management anticipates moving in and out of the fed funds market as liquidity needs require. Seasonal deposit fluctuations, coupled with continued loan demand, will cause the borrowed funds position of the Company to vary. The Company has a number of additional liquidity sources should the need arise, but Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT
The Funds Management Policy of the Bank provides tolerances for the cumulative gap ratio and total interest rate exposure. While the internal measures as dictated by policy are calculated with a slight difference than shown in the table below, all funds management ratios remain within policy. During the second quarter of 1997, these ratios have changed modestly from those reported at June 30 and December 31, 1996, reflecting periodic shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of June 30, 1997.

                                               0-3          4-12             1-5         5-10       Over 10
                                            Months        Months           Years        Years         Years           Total
                                            ------        ------           -----        -----         -----           -----
Securities & federal funds                $ 12,174      $ 15,056       $  46,780     $  6,286      $    961        $ 81,257
Loans                                       64,556        50,311         101,348       22,578        11,570         250,363
                                        -------------------------------------------------------------------------------------
Total earning assets                      $ 76,730      $ 65,367       $ 148,128     $ 28,864      $ 12,531        $331,620
                                        =====================================================================================

Interest bearing deposits                 $162,440      $ 52,775       $  55,224     $     69                      $270,508
Other borrowings                             5,325         3,000           7,000                                     15,325
                                        -------------------------------------------------------------------------------------
Total interest bearing liabilities        $167,765      $ 55,775       $  62,224     $     69      $      -        $285,833
                                        =====================================================================================
Net asset (liability)
  funding gap                             $(91,035)     $  9,592       $  85,904     $ 28,795      $ 12,531        $ 45,787
Cumulative net asset
  (liability) funding gap                 $(91,035)     $(81,443)      $   4,461     $ 33,256      $ 45,787

Cumulative gap ratio                          0.46          0.64            1.02         1.12          1.16 to 1
Cumulative gap, % of assets                  -25.6%        -22.9%            1.3%         9.4%         12.9%

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1997 and 1996 and December 31, 1996. Dollars are shown in thousands.

                                                Regulatory Guidelines                        United Bancorp, Inc.
                                                ---------------------                        --------------------
                                             Adequate            Well        6/30/97        12/31/96          6/30/96
                                             --------            ----        -------        --------          -------
Tier 1 capital to average assets                    4%               5%         9.2%            9.3%            9.0%
Tier 1 risk adjusted capital ratio                  4%               6%        13.5%           13.2%           13.5%
Total risk adjusted capital ratio                   8%              10%        14.4%           14.2%           14.5%

Total shareholders' equity                                                $  33,554       $  32,048       $  30,170
Intangible assets                                                            (1,398)         (1,491)         (1,587)
Unrealized (gain) loss on securities available for sale                         (87)           (129)            229
                                                                          ---------       -------------------------
  Tier 1 capital                                                             32,069          30,428          28,812
Qualifying loan loss reserves                                                 2,317           2,320           2,244
                                                                          ---------       -------------------------
  Tier 2 capital                                                          $  34,386       $  32,748       $  31,056

                             RESULTS OF OPERATIONS

NET INTEREST INCOME
Second quarter net interest income improved over first quarter 1997 and second quarter 1996. At the same time, net spread showed some improvement over the first three months of the year, although remaining below the 1996 numbers. This is a result of aggressive pricing on the part of competitors which has caused United to match rates in order to retain and attract new business. In general, yields on earning assets have remained flat compared to 1996, while the Company's cost of funds has increased.

A factor in the improvement in yield over the first quarter is a decrease in the temporary excess liquidity experienced during the first quarter, resulting in high levels of funds sold at relatively low rates. Management has taken steps to invest this excess liquidity to provide a better return while remaining flexible to meet loan demand.

The table below shows the year to date daily average Consolidated Balance
Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the period ended June 30, 1997 and 1996.

                                  YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                                  -------------------------------------------------------------
                                                   DOLLARS IN THOUSANDS
                                                   --------------------
                                       -------------------------------------------------------------------------------------------
                                                          1997                                          1996
                                       -------------------------------------------------------------------------------------------
                                          Average       Interest        Yield/         Average        Interest         Yield/
                                          Balance          (b)           Rate          Balance           (b)            Rate
                                       -------------------------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                     $     7,041       $   187         5.30%        $   2,717       $    76            5.59%
Taxable securities                          49,698         1,592         6.41%           48,508         1,447            5.97%
Tax exempt securities (b)                   30,608         1,221         7.98%           29,771         1,207            8.11%
Taxable loans                              242,387        10,884         8.98%          219,316         9,932            9.06%
Tax exempt loans (b)                         1,098            42         7.74%            1,126            47            8.35%
                                       -------------------------                      -----------------------
  Total int. earning assets (b)            330,832       $13,927         8.42%          301,438       $12,709            8.43%
                                       -------------------------                      -----------------------
Less allowance for loan losses              (2,301)                                      (2,216)
Other assets                                23,042                                       21,619
                                       -----------                                    ---------
TOTAL ASSETS                           $   351,573                                    $ 320,841
                                       ===========                                    =========


                                                          1997                                         1996
                                       -------------------------------------------------------------------------------------------
                                          Average       Interest           Yield/      Average        Interest           Yield/
                                          Balance         (b)              Rate        Balance          (b)              Rate
                                       -------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
NOW accounts                             $  38,662     $     308            1.59%     $  39,320       $   352            1.79%
Savings deposits                            69,372           963            2.78%        75,967         1,089            2.87%
CDs $100,000 and over                       41,779         1,215            5.82%        36,310         1,057            5.82%
Other interest bearing deposits            123,309         3,456            5.61%       104,405         2,919            5.59%
                                       -------------------------                      -----------------------
  Total int. bearing deposits              273,122         5,942            4.35%       256,002         5,417            4.23%
Short term borrowings                        2,098            56            5.32%         1,385            34            4.91%
Other borrowings                            12,983           387            5.96%         5,769           158            5.48%
                                        ------------------------                      -----------------------
  Total int. bearing liabilities           288,203     $   6,385            4.43%       263,156       $ 5,609            4.26%
                                                       ---------                                    ---------
Noninterest bearing deposits                27,627                                       25,609
Other liabilities                            2,805                                        2,491
Shareholders' equity                        32,938                                       29,585
                                        ----------                                    ---------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $ 351,573                                      320,841
                                        ==========                                    =========
Net interest income (b)                                $   7,542                                      $ 7,100
                                                       =========                                    =========
Net spread (b)                                                              3.99%                                        4.17%
                                                                         ========                                    =========
Net yield on interest earning assets (b)                                    4.56%                                        4.71%
                                                                         ========                                    =========
Ratio of interest earning assets to
  interest bearing liabilities                1.15                                         1.15
                                        ==========                                    =========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                             1997 Compared to 1996                             1996 Compared to 1995
                                       ---------------------------------------------------------------------------------------
                                         Increase (Decrease) Due To: (a)                  Increase (Decrease) Due To: (a)
                                         -------------------------------                  -------------------------------
                                       Volume            Rate          Net            Volume           Rate              Net
                                       ------            ----          ---            ------           ----              ---
Interest earned on:
Federal funds sold                      $   115        $   (4)      $   111          $  29           $   (2)        $    27
Taxable securities                           36           109           145             17              143             160
Tax exempt securities                        34           (20)           14            192             (109)             83
Taxable loans                             1,036           (84)          952            455              313             768
Tax exempt loans                             (1)           (4)           (5)           (11)              (7)            (18)
                                       ---------------------------------------------------------------------------------------
  Total interest income                 $ 1,220        $   (3)      $ 1,217          $ 682           $  338         $ 1,020
                                       =======================================================================================
Interest paid on:
NOW accounts                            $    (6)       $  (38)      $   (44)         $  32           $  (58)        $   (26)
Savings deposits                            (92)          (34)         (126)            73               22              95
CDs $100,000 and over                       159            (1)          158            183              (28)            155
Other interest bearing deposits             530             7           537                             110             110
Short term borrowings                        19             3            22            (52)             (16)            (68)
Other borrowings                            214            15           229             (6)              21              15
                                       ---------------------------------------------------------------------------------------
  Total interest expense                $   824        $  (48)      $   776          $ 230           $   51         $   281
                                       =======================================================================================
Net change in net interest
 income                                 $   396        $   45       $   441          $ 452           $  287         $   739
                                       =======================================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Most categories of noninterest income increased from the same period in 1996. However, due to volume decreases, income from sales and servicing of loans and income from sales of nondeposit products continue to show modest declines from same periods of 1996. Total noninterest income for the first six months is up by 4.1% from the same period of 1996.

NONINTEREST EXPENSES
Most categories of noninterest expense showed moderate increases over the same periods of 1996, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first six months is 8.7% above the same period for 1996.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first six months of 1997.

NET INCOME
Consolidated net income for the year is slightly behind that of the same periods in 1996, although net income for the quarter exceeded that of the second quarter of 1996. Management anticipates that income will continue to improve, and will exceed year to date 1996 levels during the third quarter of the year.

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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 1997.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 1997.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 15, 1997. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,565,890 voting shares outstanding on April 15, 1997.

The following directors were re-elected to three year terms:

                                                          For           Against          Abstain
                                                          ---           -------          -------
  David N. Berlin                                       1,253,513          37                  -
  Merlyn H. Downing                                     1,253,513          37                  -
  Charles E. Gross                                      1,252,157       1,393                  -
  Linda J. Herrick                                      1,252,853         697                  -
  John J. Wanke                                         1,253,513          37                  -

Directors Bush, Farver, Foss, Hickman, Knisel, Lawson, Martin, Maxwell, Robideau, Whelan, and Whitehouse hold terms which continue after the meeting.

Crowe, Chizek and Company LLP of Grand Rapids, Michigan were ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 1997. The vote was as follows:

                                                          For           Against          Abstain
                                                          ---           -------          -------
  Ratification of auditors                              1,246,056           -             16,130

No other matters were considered by shareholders at that meeting.


ITEM 5 - OTHER INFORMATION
None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

  27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


United Bancorp, Inc.
July 31, 1997


  /S/ Dale L. Chadderdon
  ---------------------------------------------
  Dale L. Chadderdon
  Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-------------------------------------------------------------------------------
   27                               Financial Data Schedule