Form 10-Q
period 1997-09-30
UNITED BANCORP INC /MI/
filed 1997-11-13
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              -------------------

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

                     Yes [X]                           No  [ ]

As of October 15, 1997, there were outstanding 1,644,008 shares of the registrant's common stock, no par value.

                            CROSS REFERENCE TABLE


ITEM NO.     DESCRIPTION                                            PAGE NO.
-----------------------------------------------------------------------------
Part I - Financial Information

Item 1. Financial Statements (Condensed)
        (a)  Consolidated Balance Sheets                               3
        (b)  Consolidated Statements of Income                         4
        (c)  Consolidated Statements of Cash Flows                     5
        (d)  Notes to Financial Statements                             6

Item 2. Management's Discussion and Analysis
        Financial Condition                                            7
        Liquidity and Funds Management                                 9
        Results of Operations                                         10


Part II - Other Information

Item 1. Legal Proceedings                                             12
Item 2. Changes in Securities                                         12
Item 3. Defaults Upon Senior Securities                               12
Item 4. Submission of Matters to a Vote of Security Holders           13
Item 5. Other Information                                             13
Item 6. Exhibits and Reports on Form 8-K                              13

Signatures                                                            13
Exhibit Index                                                         14

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 -FINANCIAL STATEMENTS

(A) CONSOLIDATED BALANCE SHEETS (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                           September 30,      December 31,     September 30,
In thousands of dollars                                        1997               1996             1996
============================================================================================================
ASSETS
Cash and demand balances in other banks                     $ 10,477           $ 10,252         $  8,644
Federal funds sold                                                               11,400
------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                               10,477             21,652            8,644

Securities available for sale                                 48,107             44,990           46,168
Securities held to maturity (fair value of
   $35,269, $34,391 and $33,389, respectively)                34,237             33,348           32,522
------------------------------------------------------------------------------------------------------------
Total securities                                              82,344             78,338           78,690

Loans held for sale                                               77                799              302
Portfolio loans                                              253,998            241,054          234,896
------------------------------------------------------------------------------------------------------------
Total loans                                                  254,075            241,853          235,198
Less: allowance for loan losses                                2,270              2,320            2,256
------------------------------------------------------------------------------------------------------------
Net loans                                                    251,805            239,533          232,942

Premises and equipment, net                                    9,584              8,775            8,837
Accrued interest receivable and other assets                   5,662              5,072            5,137
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $359,872           $353,370         $334,250
============================================================================================================


LIABILITIES
Deposits
   Noninterest bearing                                      $ 30,866           $ 30,335         $ 27,984
   Interest bearing certificates of deposit
   of $100,000 or more                                        41,565             42,060           38,857
   Other interest bearing deposits                           233,730            225,308          216,833
------------------------------------------------------------------------------------------------------------
Total deposits                                               306,161            297,703          283,674

Federal funds and other short term borrowings                  5,833                609            3,601
Other borrowings                                              10,000             20,000           13,000
Accrued interest payable and other liabilities                 3,239              3,010            2,783
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                            325,233            321,322          303,058

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
   1,644,008, 1,565,890 and 1,564,271 shares issued and
   outstanding, respectively                                  16,279             13,500           13,428
Retained earnings                                             18,121             18,419           17,803
Unrealized gain (loss) on securities available for sale,
   net of tax of $(123), $(67), and $20, respectively            239                129              (39)
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                    34,639             32,048           31,192
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $359,872           $353,370         $334,250
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(B) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended            Nine Months Ended
                                                                  ------------------            -----------------
                                                                     September 30,                September 30,
==================================================================================================================
In thousands of dollars, except per share data                     1997         1996            1997        1996
==================================================================================================================
INTEREST INCOME
Interest and fees on loans
   Taxable                                                       $ 5,731      $ 5,172         $ 16,615    $ 15,104
   Tax exempt                                                         20           15               49          47
Interest on securities
   Taxable                                                           801          749            2,394       2,195
   Tax exempt                                                        436          427            1,280       1,259
Interest on federal funds sold                                        26            0              213          77
------------------------------------------------------------------------------------------------------------------
Total interest income                                              7,014        6,363           20,551      18,682

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more              611          538            1,826       1,595
Interest on other deposits                                         2,436        2,146            7,163       6,506
Interest on short term borrowings                                     12          109               68         143
Interest on other borrowings                                         177          120              563         278
------------------------------------------------------------------------------------------------------------------
Total interest expense                                             3,236        2,913            9,620       8,522
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                3,778        3,450           10,931      10,160
Provision for loan losses                                            230          126              600         378
------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                3,548        3,324           10,331       9,782

NONINTEREST INCOME
Service charges on deposit accounts                                  432          320            1,095         891
Trust & Investment fee income                                        379          244              907         728
Loan sales and servicing                                             134          131              407         440
Sales of nondeposit investment products                               89           63              241         200
Other income                                                          97          110              318         375
------------------------------------------------------------------------------------------------------------------
Total noninterest income                                           1,131          868            2,968       2,634

NONINTEREST EXPENSE
Salaries and employee benefits                                     1,473        1,342            4,405       3,999
Occupancy and equipment expense                                      567          477            1,592       1,433
Other expense                                                        777          738            2,328       2,192
------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                          2,817        2,557            8,325       7,624
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                   1,862        1,635            4,974       4,792
Federal income tax                                                   512          434            1,332       1,267
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                       $ 1,350      $ 1,201         $  3,642    $  3,525
==================================================================================================================

Net income per share of common stock                             $  0.82      $  0.73         $   2.21    $   2.15
Cash dividends declared per share of common stock                  0.260        0.229            0.729       0.638

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                     -------------
In thousands of dollars                                                                            1997         1996
=====================================================================================================================
Cash Flows from Operating Activities
Net Income                                                                                       $  3,642    $  3,525
---------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                       1,047         985
Provision for loan losses                                                                             600         378
Loans originated for sale                                                                         (17,464)    (19,574)
Proceeds from sales of loans originated for sale                                                   16,742      19,533
Change in accrued interest receivable and other assets                                               (730)       (375)
Change in accrued interest payable and other liabilities                                              356         126
---------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                     551       1,073
---------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                  4,193       4,598
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                                       (9,309)    (20,523)
   Sales                                                                                                          739
   Maturities                                                                                       1,993      14,000
   Principal payments                                                                               4,340       4,651
Securities held to maturity
   Purchases                                                                                       (8,851)     (3,586)
   Maturities and calls                                                                             7,921       1,495
Increase in portfolio loans                                                                       (12,150)    (17,649)
Premises and equipment expenditures, net                                                           (1,651)     (1,174)
---------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                (17,707)    (22,047)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                                                              8,458      (1,498)
Net change in short term borrowings                                                                 5,224       3,023
Principal payments on other borrowings                                                            (10,000)     (8,000)
Proceeds from advances in other borrowings                                                                     15,000
Proceeds from stock transactions                                                                       38
Dividends paid                                                                                     (1,381)     (1,149)
---------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                  2,339       7,376
---------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                           (11,175)    (10,073)

Cash and cash equivalents at beginning of year                                                     21,652      18,717
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                       $ 10,477    $  8,644
=====================================================================================================================

Cash Paid During the Period for
Interest                                                                                         $  9,522    $  8,370
Income taxes                                                                                        1,253       1,294
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(E) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $94,409,000 and $81,950,000 at the end of September 1997 and 1996. The balance of loans serviced for others related to servicing rights that have been capitalized was $39,626,000 and $18,514,000 at September 30, 1997 and 1996.


Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 1997 and 1996 follows:

   Unamortized cost of mortgage servicing rights                           1997             1996
   ---------------------------------------------                           ----             ----
   Balance at January 1                                                   $ 185            $   -
   Amount capitalized year to date                                          127              142
   Amount amortized year to date                                            (22)              (5)
                                                                          -----            -----
   Balance at period end                                                  $ 290            $ 137
                                                                          =====            =====

   No valuation allowance was considered necessary for mortgage servicing rights at period end 1997 and 1996.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding during the year. On May 30, 1997 and May 27, 1996, the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding was 1,644,073 for 1997 and 1,642,517 for 1996.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the nine month period ending September 30, 1997.

                             FINANCIAL CONDITION

SECURITIES

Investment balances increased during the third quarter of 1997, and are up $4 million year to date. For the quarter, maturities have generally been replaced, and additions have been made to the portfolio in anticipation of approximately $15 million of deposits which are expected to be added through a branch purchase in the fourth quarter of 1997. The mix of the investment portfolio remained relatively unchanged from prior periods.

LOANS

Loan volume continued to be strong during the second and third quarters of 1997, following declines in the first quarter of the year. All categories of loans enjoyed strong growth during the quarter and year to date, reflecting the economic activity of the area.

The mix of the loan portfolio has remained relatively unchanged from prior periods, although the general trend is toward an increased percentage of personal and business loans, with slight declines in tax exempt and residential mortgage loans. The table below shows total loans outstanding, in thousands of dollars, at September 30 and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                                  September 30, 1997           December 31, 1996          September 30, 1996
                                               -------------------------    -----------------------     ----------------------
Portfolio loans:                               Balance        % of total    Balance      % of total     Balance     % of total
                                               -------        ----------    -------      ----------     -------     ----------
   Personal                                   $ 72,001           28.3%     $ 69,477         28.7%      $ 67,422        28.7%
   Business/commercial mtgs                     70,010           27.6%       65,823         27.2%        62,258        26.5%
   Tax exempt                                    1,536            0.6%        1,078          0.4%         1,129         0.5%
   Residential mortgage                         97,342           38.3%       94,255         39.0%        94,200        40.1%
   Construction                                 13,186            5.2%       11,220          4.6%        10,189         4.3%
                                              ------------------------     ----------------------      ---------------------
        Total loans                           $254,075          100.0%     $241,853        100.0%      $235,198       100.0%

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

                                                  9/30/97          12/31/96          9/30/96
                                                  -------          --------          -------
   Nonaccrual loans                               $    74           $   450          $ 1,125
   Loans past due 90 days or more                     727               663              410
   Troubled debt restructurings                         -                 -                -
                                                  ------------------------------------------
        Total nonperforming loans                 $   801           $ 1,113          $ 1,535
   Other real estate                                  385               335                -
                                                  ------------------------------------------
        Total nonperforming assets                $ 1,186           $ 1,448          $ 1,535
   Percent of total loans                            0.47%             0.57%            0.65%

Nonperforming loans decreased from June 30, 1997 and December 31, 1996. Loans past due ninety days or more and nonaccrual loans declined during the quarter, in spite of continued loan growth. Overall, nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property. The Company has no troubled debt restructurings.

The Company has increased its provision for loan losses over 1996 as a result of the increase in loan delinquency. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1997 and 1996 follows:

                                                     1997             1996
                                                   -------          -------
   Balance at beginning of period                  $ 2,320          $ 2,197
   Loans charged off                                  (702)            (378)
   Recoveries credited to allowance                     52               59
   Provision charged to operations                     600              378
                                                   -------          -------
   Balance at end of period                        $ 2,270          $ 2,256

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS

Total deposits are up for the quarter and year to date. Noninterest bearing and interest bearing balances continue to fluctuate with swings in corporate and public fund balances. In August, the Bank opened its first office outside of Lenawee County, and deposit growth at that office was reflected to a small degree in the increases in deposit balances during the third quarter. The office, located in Saline, Michigan, is the Bank's fourteenth office.

The category of other interest bearing deposit balances enjoyed the greatest growth during the quarter, reflecting continued growth in Cash Management and Certificates of Deposit accounts. Other interest bearing deposits remain relatively flat year to date. Management anticipates that deposit growth during the remainder of 1997 will be steady, with anticipated growth from new markets, as well as from consumer re-entry into the certificate of deposit market.

The Bank has reached an agreement with NBD Bank to purchase its Dundee, Michigan office, and has applied for regulatory approval to consummate that purchase. If approved, the acquisition of the office will provide approximately $15 million of additional deposits, and will afford the Bank its first entry into Monroe County, Michigan. It is anticipated that the transaction will be approved, and will be effective early in December, 1997.

LIQUIDITY

The Bank continues to move in and out of the fed funds market, as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT

The Funds Management Policy of the Bank provides tolerances for the cumulative gap ratio and total interest rate exposure. While the internal measures as dictated by policy are calculated with a slight difference than shown in the table below, all funds management ratios remain within policy. During the third quarter of 1997, these ratios have changed modestly from those reported at June 30, 1997 and December 31, 1996, reflecting periodic shifts in the Bank's liquidity position.

The following table shows the rate sensitivity of earning assets and liabilities, in thousands of dollars, as of September 30, 1997.

                                                 0-3          4-12           1-5          5-10         Over 10
                                               Months        Months         Years        Years          Years          Total
                                               ------        ------         -----        -----          -----          -----
Securities & federal funds                   $  14,979     $  13,856     $  45,711     $  6,849       $    949       $  82,344
Loans                                           66,632        50,226       100,842       25,317         11,057         254,074
                                             ---------------------------------------------------------------------------------
Total earning assets                         $  81,611     $  64,082     $ 146,553     $ 32,166       $ 12,006       $ 336,418
                                             =================================================================================

Interest bearing deposits                    $ 163,663     $  57,644     $  53,940     $     48                      $ 275,295
Other borrowings                                 5,833         3,000         7,000                                      15,833
                                             ---------------------------------------------------------------------------------
Total interest bearing liabilities           $ 169,496     $  60,644     $  60,940     $     48       $      -       $ 291,128
                                             =================================================================================
Net asset (liability)
   funding gap                               $ (87,885)    $   3,438     $  85,613     $ 32,118       $ 12,006       $  45,290
Cumulative net asset
   (liability) funding gap                   $ (87,885)    $ (84,447)    $   1,166     $ 33,284       $ 45,290

Cumulative gap ratio                              0.48          0.63          1.00         1.11           1.16 to 1
Cumulative gap, % of assets                      -24.4%        -23.5%          0.3%         9.2%          12.6%

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1997 and 1996 and December 31, 1996. Dollars are shown in thousands.

                                                          Regulatory Guidelines               United Bancorp, Inc.
                                                          ---------------------               --------------------
                                                          Adequate         Well     9/30/97         12/31/96      9/30/96
                                                          --------         ----     -------         --------      -------
Tier 1 capital to average assets                             4%             5%          9.4%            9.3%         9.2%
Tier 1 risk adjusted capital ratio                           4%             6%         13.9%           13.2%        13.4%
Total risk adjusted capital ratio                            8%            10%         14.8%           14.2%        14.4%

Total shareholders' equity                                                         $ 34,639        $ 32,048     $ 31,192
Intangible assets                                                                    (1,352)         (1,491)      (1,539)
Unrealized (gain) loss on securities available for sale                                (239)           (129)          39
                                                                                   --------        ---------------------
   Tier 1 capital                                                                    33,048          30,428       29,692
Qualifying loan loss reserves                                                         2,270           2,320        2,256
                                                                                   --------        ---------------------
   Tier 2 capital                                                                  $ 35,318        $ 32,748     $ 31,948

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

In general, yields increased for the third quarter compared to the second quarter and the same period in 1996. At the same time, the Company's cost of funds have remained relatively flat compared to the prior quarter, but have increased considerably compared to the same period in 1996. This resulted in continued improvement in net interest income over prior periods. At the same time, net spread remains below the same period of 1996, while showing improvement over the prior quarter.

The table below shows the year to date daily average Consolidated Balance
Sheet, interest earned   (on a taxable equivalent basis) or paid, and the
annualized effective rate or yield, for the period ended September 30, 1997 and 1996.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

dollars in thousands                                           1997                                         1996
                                          --------------------------------------------    --------------------------------------
                                            Average          Interest          Yield/      Average        Interest        Yield/
                                            Balance            (b)              Rate       Balance           (b)           Rate
                                          --------------------------------------------------------------------------------------
Assets
Interest earning assets (a)
Federal funds sold                        $   5,387          $    213           5.28%    $   1,814        $     77         5.66%
Taxable securities                           49,464             2,393           6.45%       48,434           2,195         6.04%
Tax exempt securities (b)                    31,026             1,851           7.96%       30,160           1,826         8.07%
Taxable loans                               245,074            16,615           9.04%      222,778          15,104         9.04%
Tax exempt loans (b)                          1,221                71           7.75%        1,088              69         8.46%
                                          ---------------------------                    -------------------------
   Total int. earning assets (b)            332,172          $ 21,144           8.49%      304,274        $ 19,271         8.44%
                                          ---------------------------                    -------------------------
Less allowance for loan losses               (2,292)                                        (2,227)
Other assets                                 23,271                                         21,698
                                          ---------                                      ---------
Total Assets                              $ 353,151                                      $ 323,745
                                          =========                                      =========

Liabilities and Shareholders' Equity
NOW accounts                              $  38,734          $    448           1.54%    $  39,318        $    526         1.78%
Savings deposits                             70,435             1,502           2.84%       75,449           1,606         2.84%
CDs $100,000 and over                        41,684             1,826           5.84%       36,523           1,596         5.83%
Other interest bearing deposits             123,397             5,213           5.63%      103,963           4,374         5.61%
                                          ---------------------------                    -------------------------
   Total int. bearing deposits              274,250             8,989           4.37%      255,253           8,102         4.23%

                                                  -----------------------------------        --------------------------------
                                                                  1997                                     1996
                                                  -----------------------------------        --------------------------------
                                                    Average     Interest      Yield/          Average     Interest     Yield/
                                                    Balance       (b)          Rate           Balance       (b)         Rate
                                                  ---------------------------------------------------------------------------
LIABILITIES, CONTINUED
Short term borrowings                                 2,239           92       5.46%            3,521         143       5.42%
Other borrowings                                     12,024          539       5.98%            6,555         278       5.65%
                                                  ----------------------                    ---------------------
      Total int. bearing liabilities                290,510     $  9,620       4.42%          265,329    $  8,523       4.28%
                                                                --------                                 --------
Noninterest bearing deposits                         28,420                                    25,996
Other liabilities                                       939                                     2,481
Shareholders' equity                                 33,282                                    29,939
                                                  ---------                                 ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $ 353,151                                 $ 323,745
                                                  =========                                 =========
Net interest income (b)                                         $ 11,524                                 $ 10,748
                                                                ========                                 ========
Net spread (b)                                                                 4.07%                                    4.16%
                                                                               =====                                    =====
Net yield on interest earning assets (b)                                       4.63%                                    4.71%
                                                                               =====                                    =====
Ratio of interest earning assets to
      interest bearing liabilities                     1.14                                      1.15
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

                                                 1997 Compared to 1996                         1996 Compared to 1995
                                         ---------------------------------------         -----------------------------------
                                             Increase (Decrease) Due To: (a)               Increase (Decrease) Due To: (a)
                                             -------------------------------               -------------------------------
                                         Volume            Rate           Net            Volume            Rate          Net
                                         ------            ----           ---            ------            ----          ---
Interest earned on:
Federal funds sold                       $   142          $  (6)       $   136          $   (28)          $ (10)     $   (38)
Taxable securities                            47            151            198               19             235          254
Tax exempt securities                         52            (27)            25              316            (169)         147
Taxable loans                              1,511              0          1,511              858             239        1,097
Tax exempt loans                               8             (6)             2              (14)             (8)         (22)
                                         -----------------------------------------------------------------------------------
      Total interest income              $ 1,760          $ 112        $ 1,872          $ 1,151           $ 287      $ 1,438
                                         ===================================================================================

Interest paid on:
NOW accounts                             $    (8)         $ (70)       $   (78)         $    49           $ (89)     $   (40)
Savings deposits                            (107)             3           (104)              99               9          108
CDs $100,000 and over                        226              4            230              312             (61)         251
Other interest bearing deposits              821             18            839              (42)             98           56
Short term borrowings                        (52)             1            (51)             (30)            (20)         (50)
Other borrowings                             244             17            261               22              30           52
                                         -----------------------------------------------------------------------------------
      Total interest expense             $ 1,124          $ (27)       $ 1,097          $   410           $ (33)     $   377
                                         ===================================================================================
Net change in net interest
      income                             $   636          $ 139        $   775          $   741           $ 320      $ 1,061
                                         ===================================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Substantially all categories of noninterest income increased from the same period in 1996. However, due to volume decreases, income from sales and servicing of loans is marginally behind that achieved in the comparable periods of 1996. Total noninterest income for the first nine months is up 12.7% from the same period of 1996.

NONINTEREST EXPENSES
Most categories of noninterest expense showed moderate increases over the same periods of 1996, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first nine months is 9.2% above the same period for 1996.

FEDERAL INCOME TAX
There is no significant change in the income tax position of the Company during the first nine months of 1997.

NET INCOME
Consolidated net income for the year surpassed that of the same period in 1996 during the third quarter. Management anticipates that income will continue to improve, and will exceed 1996 levels for the year.

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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 1997.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended september 30, 1997.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.


ITEM 5 - OTHER INFORMATION

At a regular meeting of the Board of Directors held on September 10, 1997, a resolution was unanimously adopted to increase the number of directors to 21. At the same meeting the following were unanimously elected to serve as directors for the terms indicated:

                                                           Class         Term
                                                           -----         ----
        Jeffrey A. Kuhman                                     I          1998
        John R. Robertstad                                   II          1999
        Richard R. Niethammer                               III          2000
        Joseph D. Butcko                                    III          2000


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

        27.  Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


United Bancorp, Inc.
October 31, 1997


        /S/ Dale L. Chadderdon
        ---------------------------------------------
        Dale L. Chadderdon
        Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

   EXHIBIT NO.                                   DESCRIPTION
------------------------------------------------------------------------
     27                                     Financial Data Schedule