Form 10-K405
period 1997-12-31
UNITED BANCORP INC /MI/
filed 1998-03-30
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                            COMMISSION FILE #0-16640

                              United Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                       MICHIGAN                                                 38-2606280
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.         Yes  /X/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                   /X/

As of March 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $45,083,000 (common stock, no par value.) As of March 1, 1998, there were outstanding 1,646,030 shares of the registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998 are incorporated by reference.

                             CROSS REFERENCE TABLE

                                                                                                     Page
ITEM NO.                                DESCRIPTION                                                Numbers
-----------------------------------------------------------------------------------------------------------
PART I
 1.     Business                                                                                        3
        I     Selected Statistical Information                                                          5
        II    Securities Portfolio                                                                      5
        III   Loan Portfolio                                                                            6
              (A)             Types of Loans                                                            6
              (B)             Maturities and Sensitivities of Loans to Changes in Interest              7
              (C)             Risk Elements                                                             7
              (D)             Other Interest Bearing Assets                                             7
        IV    Summary of Loan Loss Experience                                                           8
              (A)             Changes in Allowance for Loan Losses                                      8
              (B)             Allocation of Allowance for Loan Losses                                   9
        V     Deposits                                                                                  9
        VI    Return on Equity and Assets                                                               9
        VII   Short-term Borrowings                                                                     9
2.      Properties                                                                                      9
3.      Legal Proceedings                                                                              10
4.      Submission of Matters to a Vote of Security Holders                                            10

PART II
5.      Market for Registrant's Common Equity and Related Stockholder Matters                          10
6.      Selected Financial Data                                                                        11
7.      Management's Discussion and Analysis of Financial Condition and Results of Operations          11
7A.     Quantitative and Qualitative Disclosures About Market Risk                                     12
8.      Financial Statement and Supplementary Data                                                     12
9.      Changes in and disagreements with Accountants on Accounting and Financial Disclosure           12

PART III
10.     Directors and Executive Officers of the Registrant                                             12
11.     Executive Compensation                                                                         12
12.     Security Ownership of Certain Beneficial Owners and Management                                 12
13.     Certain Relationships and related Transactions                                                 12

PART IV
14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               13

        Signatures                                                                                     15
        Exhibit Index                                                                                  16

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

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. Since that time, the Bank has grown from a single office in Tecumseh to fifteen offices located in three counties in Southeast Michigan. The Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson, and remains the Company's sole subsidiary.

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

The Bank offers the sale of nondeposit investment products through licensed representatives in its banking offices. In addition, the Bank is a co-owner of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derives income from the sale of title insurance to its loan customers.

Banking services are delivered through a system of fifteen banking offices plus thirteen automated teller machines, in Lenawee, Washtenaw, and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries. The Bank maintains correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

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

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-29 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed on Pages A-20 and A-21 of the Company's Proxy, and is incorporated herein by reference.

Competition
The banking business in the Bank's service area is highly competitive. In its market, the Bank competes with credit unions, savings associations, and various finance companies and loan production offices. This competition is in addition to a number of community banks and subsidiaries of large multi-state, multi-bank holding companies.

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Bank's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the Bank continues to expand its loan and deposit portfolios. Coupled with the fact that the Company offers the only locally-based trust department in Lenawee County, this local focus has provided a significant competitive advantage.

Employees
On December 31, 1997, the Bank employed 149 full-time and 38 part-time employees. This compares to 141 full time and 36 part time employees as of December 31, 1996. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

I       SELECTED STATISTICAL INFORMATION

(A)   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
(B)   INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 and A-4 of the Company's Proxy Statement, and are incorporated herein by reference.

II      SECURITIES PORTFOLIO

The following table reflects the amortized costs and yields of the Company's securities portfolio for 1997. The average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Amortized Costs and Yields of Investments

In thousands of dollars where applicable               0 - 1           1 - 5         5 - 10     Over 10
Available For Sale                                     Year            Years         Years       Years       Total
                                                       ----            -----         -----       -----       -----
U.S. Treasury and Government Agencies (1)        $        996       $   37,018     $     -     $     -    $ 38,014
        Weighted average yield                           5.89%            6.62%                               6.60%
Other Securities (2)                                    1,787            2,333           -           -       4,120
        Weighted average yield                           7.87%            6.50%                               7.09%
                                               ----------------------------------------------------------------------
        Total Securities                         $      2,783       $   39,351     $    -      $    -     $ 42,134
              Weighted average yield                     7.16%            6.61%       0.00%       0.00%       6.65%

Held to Maturity
Tax Exempt Securities of States and
        Political Subdivisions                   $      2,567       $   18,140     $ 9,660     $ 4,468    $ 34,835
        Weighted average yield                           7.29%            8.00%       8.00%       8.67%       8.03%
Other Securities (2)                                    2,329                -           -           -       2,329
        Weighted average yield                           6.29%                                                6.29%
                                               ----------------------------------------------------------------------
        Total Securities                         $      4,896       $   18,140     $ 9,660     $ 4,468    $ 37,164
              Weighted average yield                     6.81%            8.00%       8.00%       8.67%       7.92%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

The Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-6 and in Note 4 on Page A-22 of the Company's Proxy Statement, and is incorporated herein by reference.

III     LOAN PORTFOLIO
(A)     TYPES OF LOANS

The table below shows loans outstanding (net of unearned interest) at December
31. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                        1997            1996           1995        1994        1993
                                                        ----            ----           ----        ----        ----
        Personal                                     $   70,308    $   69,477     $   57,418  $   47,102  $   36,105
        Business and commercial mortgages                74,080        65,823         56,946      56,765      47,969
        Tax exempt                                        1,482         1,078          1,224       1,513       1,975
        Residential mortgage (1)                        104,800        94,255         97,000     101,329     105,223
        Construction loans                               14,588        11,220          5,239       4,050       6,037
                                                     ---------------------------------------------------------------
              Total loans (1)                        $  265,258    $  241,853     $  217,827  $  210,759  $  197,309
                                                     ===============================================================

         (1)  Includes loans held for sale

(B)     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1997, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                              0 - 1        1 - 5      After 5
                                                              Year         Years       Years       Total
                                                              ----         -----       -----       -----
        Business - fixed rate                             $     6,322  $   21,017  $    6,255  $   33,594
        Business - variable rate                               11,772      15,755      12,959      40,486
        Tax exempt - fixed rate                                    14         190       1,029       1,233
        Tax exempt - variable rate                                249           -           -         249
        Construction loans -fixed rate                          8,707       1,181         118      10,006
        Construction loans -variable rate                       4,582           -           -       4,582
                                                          -----------------------------------------------
              Total fixed rate                                 15,043      22,388       7,402      44,833
              Total variable rate                              16,603      15,755      12,959      45,317
                                                          -----------------------------------------------
                              Total Loans                 $    31,646  $   38,143  $   20,361  $   90,150
                                                          ===============================================

(C)     RISK ELEMENTS
         Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonperforming loans for the year ended December 31, in thousands of dollars:

                                                                                                      1997
                                                                                                      ----
        Gross amount of interest that would have been recorded at original rate                    $       12
        Interest that was included in revenue                                                               2
                                                                                                   ----------
        Net impact on interest revenue                                                             $       10
                                                                                                   ==========

Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Page A-7, in Note 1 on Page A-19, Note 5 on Page A-23 and Note 6 on Page A-23 of the Company's Proxy Statement, and is incorporated herein by reference.

At December 31, 1997, the Bank had no loans other than those disclosed above which cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans pursuant to Item III.C.1.

(D)      OTHER INTEREST BEARING ASSETS

As of December 31, 1997, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV      SUMMARY OF LOAN LOSS EXPERIENCE
(A)     CHANGES IN ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses was 0.93% of total loans at December 31, 1997 and 0.96% at December 31, 1996. The table below summarizes changes in the allowance for loan losses for the years 1993 through 1997, stated in thousands of dollars.

CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                         1997          1996        1995        1994        1993
                                                         ----          ----        ----        ----        ----
Balance at beginning of period                         $  2,320      $  2,197    $  2,127    $  2,074    $  1,871
                                                       ------------------------------------------------------------
Charge-offs:
        Business loans                                       95            25           6          19          45
        Residential mortgages                                 7             -           -           2          12
        Personal loans                                    1,087           547         355         222         143
                                                       ------------------------------------------------------------
         Total charge-offs                                1,189           572         361         243         200
                                                       ------------------------------------------------------------
Recoveries:
        Business loans                                        8             5           4          12          26
        Residential mortgages                                 -             9           -           -           -
        Personal loans                                       73            53          66          35          42
                                                       ------------------------------------------------------------
         Total recoveries                                    81            67          70          47          68
                                                       ------------------------------------------------------------
Net charge-offs                                           1,108           505         291         196         132
                                                       ------------------------------------------------------------
Additions charged to operations                           1,255           628         361         249         335
                                                       ------------------------------------------------------------
Balance at end of period                               $  2,467      $  2,320    $  2,197    $  2,127    $  2,074
                                                       ============================================================
Ratio of net charge-offs to average loans                  0.44%         0.22%       0.14%       0.09%       0.07%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. Management increased the provision charged to earnings to $1,255,000 in 1997, compared to $628,000 in 1996 and $361,000 in 1995. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.24% of the portfolio.

(B)     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, and the percent of loans in each category to total loans, as of December 31.

                    Allocation of Allowance for Loan Losses

                                                  1997                              1996                             1995
                                         -----------------------         -------------------------         ------------------------
                                            Amount     Percent                Amount      Percent             Amount      Percent
                                         -----------------------         -------------------------         ------------------------
Business                                 $      842       27.9%          $      1,012        27.2%         $    1,056        26.1%
Tax exempt                                        -        0.6%                     -         0.4%                  -         0.6%
Residential mortgage                             33       39.5%                    27        39.0%                 34        44.5%
Personal                                        792       26.5%                   362        28.7%                230        26.4%
Construction                                      -        5.5%                     -         4.6%                  -         2.4%
Unallocated                                     800                               919                             877
                                         ------------                    --------------                    ------------
Total                                    $    2,467      100.0%          $      2,320       100.0%         $    2,197       100.0%
                                         =======================         =========================         ========================

                                                  1994                               1993
                                         -----------------------         -------------------------
                                            Amount     Percent                Amount      Percent
                                         -----------------------         -------------------------
Business                                 $      455       26.9%          $        642        24.3%
Tax exempt                                        -        0.7%                     -         1.0%
Residential mortgage                             57       48.1%                    71        53.3%
Personal                                        169       22.3%                   110        18.3%
Construction                                      -        1.9%                     -         3.1%
Unallocated                                   1,446                             1,251
                                         ------------                    --------------
Total                                    $    2,127      100.0%          $      2,074       100.0%
                                         =======================         =========================

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V       DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-3 and maturities of time deposits is provided in Note 9 on Page A-24 of the Company's Proxy Statement, and is incorporated herein by reference.

VI      RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 of the Company's Proxy Statement, and is incorporated herein by reference.

VII     SHORT-TERM BORROWINGS

The information required by this section is contained in Note 11 on Page A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 2 -    PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. The Bank owns and occupies the entire two-story building, which was built in 1980. The Bank operates a 12,000 square foot operations and training center in Tecumseh, and also operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one each in the villages of Britton and Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the Bank operates one office from leased space in Saline, Washtenaw County, Michigan, and owns and operates one office in Dundee, Monroe County, Michigan. The Bank owns all of the buildings except for the Saline office, and leases the land for one office in the city of Adrian. All offices except Saline offer drive-up facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5 -     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK
The following table shows the high and low selling prices of common stock of the Company for each quarter of 1997 and 1996 as reported by Investment Management & Research, Inc. These prices do not reflect private trades not involving Investment Management & Research, Inc. The common stock of the Company is traded over the counter. The Company had 922 shareholders as of December 31, 1997. The prices and dividends per share have been adjusted to reflect the 1997 and 1996 stock dividends.

                                                    1997                                                  1996
                                       --------------------------------                   -----------------------------------
                                          Market price         Cash                          Market price            Cash
                                       ------------------    dividends                    ------------------       dividends
                  Quarter                 High      Low      declared                         High        Low      declared
                  -------              --------------------------------                   -----------------------------------
                    1st                  $33.33    $31.43      $0.229                        $26.52      $25.40      $0.200
                    2nd                   35.00     33.33       0.240                         30.48       26.52       0.209
                    3rd                   37.00     35.00       0.260                         30.48       29.76       0.229
                    4th                   37.00     37.00       0.380                         31.43       30.48       0.371

ITEM 6 -     SELECTED FINANCIAL DATA

The following table presents five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).

FINANCIAL CONDITION                                          1997              1996        1995        1994        1993
                                                             ----              ----        ----        ----        ----
Assets
Cash and demand balances in other banks                 $     10,406       $   10,252    $ 10,017  $    7,049  $    6,304
Federal funds sold                                                 -           11,400       8,700           -       2,600
Securities available for sale                                 42,488           44,990      45,420      41,900      46,882
Securities held to maturity                                   37,164           33,348      30,495      32,896      35,624
Net loans                                                    262,791          239,533     215,630     208,632     195,236
Other assets                                                  17,422           13,847      13,174      13,784      12,367
                                                        -------------------------------------------------------------------
        Total Assets                                    $    370,271       $  353,370    $323,436  $  304,261  $  299,013
                                                        ===================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY                         1997              1996        1995        1994        1993
                                                             ----              ----        ----        ----        ----
Noninterest bearing deposits                            $     31,924       $   30,335    $ 29,565  $   26,712  $   25,145
Interest bearing certificates of deposit of
$100,000 or more                                              38,714           42,060      34,439      24,016      21,005
Other interest bearing deposits                              246,197          225,308     221,168     213,556     220,997
                                                        -------------------------------------------------------------------
        Total deposits                                       316,835          297,703     285,172     264,284     267,147
Short term borrowings                                          4,942              609         578       6,800           -
Other borrowings                                              10,000           20,000       6,000       6,000       6,000
Other liabilities                                              3,028            3,010       2,833       2,019       2,032
                                                        -------------------------------------------------------------------
        Total Liabilities                                    334,805          321,322     294,583     279,103     275,179
Shareholders' Equity                                          35,466           32,048      28,853      25,158      23,834
                                                        -------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity      $    370,271       $  353,370    $323,436  $  304,261  $  299,013
                                                        ===================================================================

RESULTS OF OPERATIONS
Interest income                                         $     27,705       $   25,351    $ 23,492  $   20,667  $   20,908
Interest expense                                              12,893           11,614      11,084       9,419       9,910
                                                        -------------------------------------------------------------------
        Net Interest Income                                   14,812           13,737      12,408      11,248      10,998
Provision for loan losses                                      1,255              628         361         249         335
Noninterest income                                             4,124            3,662       2,978       2,294       2,642
Noninterest expense                                           10,852           10,307       9,568       8,538       8,206
                                                        -------------------------------------------------------------------
        Income before Federal income tax                       6,829            6,464       5,457       4,755       5,099
Federal income tax                                             1,816            1,713       1,422       1,171       1,279
                                                        -------------------------------------------------------------------
        Net Income                                      $      5,013       $    4,751    $  4,035  $    3,584  $    3,820
                                                        ===================================================================
Earnings per share and earnings per common share
        assuming dilution (1)                           $       3.05       $     2.89    $   2.46  $     2.18  $     2.33

(1) Per share data is based on average shares outstanding plus average contingently issuable shares and has been adjusted to reflect the stock split in 1994 and stock dividends paid in 1997, 1996 and 1993.

ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The information required by this section is contained on pages A-2 through A-12 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is contained on pages A-10 through A-11 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained on pages A-15 through A-30 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                   PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, and is incorporated herein by reference, as follows:

                                                                              Pages in
                                                                               Proxy
                                                                             Statement
                                                                             ---------
ITEM 10 -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  3-6

ITEM 11 -   EXECUTIVE COMPENSATION                                              6-8

ITEM 12 -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                      9-12


ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing on page 5 and in Note 14 on Page A-26 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998, is incorporated herein by reference in response to this item.

                                   PART IV

ITEM 14 -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:
          1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:

                                                                                                 Pages in
                                                                                                   Proxy
                                                                                                 Statement
                                                                                                 ---------
                   Consolidated Balance Sheets - December 31, 1997 and 1996                          A-15

                   Consolidated Statements of Income -
                   Years Ended December 31, 1997, 1996 and 1995                                      A-16

                   Consolidated Statements of Cash Flows -
                   Years Ended December 31, 1997, 1996 and 1995                                      A-17

                   Consolidated Statements of Changes in Shareholders' Equity -
                   Years Ended December 31, 1997, 1996 and 1995                                      A-18

                   Notes To Consolidated Financial Statements                                        A-19

                   Report of Crowe, Chizek and Company LLP, Certified Public Accountants,
                   Dated January 23, 1998                                                            A-14

          2.  Not applicable.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)     No reports on Form 8-K were filed during the quarter ending December
        31, 1997.

(c)     Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

        Exhibit #
        3(a) Restated Articles of Incorporation of United Bancorp, Inc., filed as Exhibit (4)(a) to registrant's registration statement on Form S-8 (File Number 333-03305) dated May 8, 1996, and incorporated herein by reference.

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

        11 The information required by this section is incorporated by reference in Note 1 on Page A-21 of the Company's Proxy Statement.

        13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

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


        /S/ David S. Hickman                                     March 11, 1998
        ---------------------------------                        --------------
        David S. Hickman, President and                               Date
        Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 11, 1998.

/S/ John J. Wanke                             /S/ Dale L. Chadderdon
-------------------------------------         ----------------------------------
John J. Wanke                                 Dale L. Chadderdon, Senior Vice
Executive Vice President, Director            President, Secretary and Treasurer

/S/ David N. Berlin                           /S/ James C. Lawson
-------------------------------------         ----------------------------------
David N. Berlin, Director                     James C. Lawson, Director

/S/ L. Donald Bush                            /S/ Donald J. Martin
-------------------------------------         ----------------------------------
L. Donald Bush, Director                      Donald J. Martin, Director

/S/ Joseph D. Butcko                          /S/ David E. Maxwell
-------------------------------------         ----------------------------------
Joseph D. Butcko, Director                    David E. Maxwell, Director

/S/ Patrick D. Farver                         /S/ Richard R. Niethammer
-------------------------------------         ----------------------------------
Patrick D. Farver, Director                   Richard R. Niethammer, Director

/S/ Charles E. Gross                          /S/ John R. Robertstad
-------------------------------------         ----------------------------------
Charles E. Gross, Director                    John R. Robertstad, Director

/S/ Ann Hinsdale Knisel                       /S/ Jeffrey T. Robideau
-------------------------------------         ----------------------------------
Ann Hinsdale Knisel, Director                 Jeffrey T. Robideau, Director

/S/ Jeffrey A. Kuhman                         /S/ Richard Whelan
-------------------------------------         ----------------------------------
Jeffrey A. Kuhman, Director                   Richard Whelan, Director

                                              /S/ James K. Whitehouse
                                              ----------------------------------
                                              James K. Whitehouse, Director

                                 EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION                    PAGE NO.
-----------                  -----------                    --------
Exhibit 21          Subsidiaries                              17
Exhibit 27          Financial Data Schedule                   18