Form 10-Q
period 1998-03-31
UNITED BANCORP INC /MI/
filed 1998-05-13
CIK 775345

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

            /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

             Yes /x/                                         No / /

As of April 15, 1998, there were outstanding 1,645,974 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE



ITEM NO.                                                      DESCRIPTION                      PAGE NO.
--------------------------------------------------------------------------------------------------------
Part I - Financial Information

Item 1. Financial Statements (Condensed)
        (a)  Consolidated Balance Sheets                                                          3
        (b)  Consolidated Statements of Income                                                    4
        (c)  Consolidated Statements of Changes in Shareholders' Equity                           5
        (d)  Consolidated Statements of Cash Flows                                                6
        (e)  Notes to Financial Statements                                                        7

Item 2. Management's Discussion and Analysis
        Financial Condition                                                                       8
        Liquidity and Funds Management                                                            9
        Results of Operations                                                                    11


Part II - Other Information

Item 1. Legal Proceedings                                                                        13
Item 2. Changes in Securities                                                                    14
Item 3. Defaults Upon Senior Securities                                                          14
Item 4. Submission of Matters to a Vote of Security Holders                                      14
Item 5. Other Information                                                                        14
Item 6. Exhibits and Reports on Form 8-K                                                         14

Signatures                                                                                       14
Exhibit Index                                                                                    15

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1 -FINANCIAL STATEMENTS


(A)CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                               March 31,            December 31,         March 31,
In thousands of dollars                                                          1998                  1997                1997
====================================================================================================================================
ASSETS
Cash and demand balances in other banks                                       $12,234                 $10,406             $11,479
Federal funds sold                                                              2,300                       -               5,500
------------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                14,534                  10,406              16,979

Securities available for sale                                                  45,378                  42,488              50,778
Securities held to maturity (fair value of
   $41,933, $38,287 and $32,424, respectively)                                 40,929                  37,164              31,808
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                                               86,307                  79,652              82,586

Loans held for sale                                                               605                     141                 608
Portfolio loans                                                               261,253                 265,117             240,147
------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                                   261,858                 265,258             240,755
Less: allowance for loan losses                                                 2,516                   2,467               2,330
------------------------------------------------------------------------------------------------------------------------------------
Net loans                                                                     259,342                 262,791             238,425

Premises and equipment, net                                                    10,860                  10,933               8,562
Accrued interest receivable and other assets                                    6,910                   6,489               5,403
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $377,953                $370,271            $351,955
====================================================================================================================================

LIABILITIES
Deposits
   Noninterest bearing                                                        $34,718                 $31,924             $27,274
   Interest bearing certificates of deposit of $100,000 or more                37,489                  38,714              42,013
   Other interest bearing deposits                                            255,688                 246,197             236,631
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                327,895                 316,835             305,918

Federal funds and other short term borrowings                                     650                   4,942                 615
Other borrowings                                                               10,000                  10,000              10,000
Accrued interest payable and other liabilities                                  3,161                   3,028               2,957
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                             341,706                 334,805             319,490

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
   1,645,974, 1,646,030 and 1,565,890 shares issued and
   outstanding, respectively                                                   16,389                  16,366              13,516
Stock dividend payable                                                          3,292                       -               2,740
Retained earnings                                                              16,335                  18,867              16,332
Accumulated other comprehensive income (loss)                                     231                     233                (123)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     36,247                  35,466              32,465
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $377,953                $370,271            $351,955
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(B)CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
In thousands of dollars, except per share data                                             1998                1997
====================================================================================================================================
INTEREST INCOME

Interest and fees on loans
   Taxable                                                                               $5,886              $5,301
   Tax exempt                                                                                19                  14
Interest on securities
   Taxable                                                                                  712                 751
   Tax exempt                                                                               476                 428
Interest on federal funds sold                                                              119                 160
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                     7,212               6,654

INTEREST EXPENSE

Interest on certificates of deposit of $100,000 or more                                     565                 614
Interest on other deposits                                                                2,604               2,355
Interest on short term borrowings                                                            12                   7
Interest on other borrowings                                                                149                 236
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                    3,330               3,212
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                       3,882               3,442

Provision for loan losses                                                                   275                 180
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       3,607               3,262

NONINTEREST INCOME
Service charges on deposit accounts                                                         376                 305
Trust & Investment fee income                                                               373                 276
Loan sales and servicing                                                                    291                 145
Sales of nondeposit investment products                                                     131                  57
Other income                                                                                147                 112
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                  1,318                 895

NONINTEREST EXPENSE

Salaries and employee benefits                                                            1,720               1,511
Occupancy and equipment expense                                                             605                 514
Other expense                                                                             1,000                 755
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                 3,325               2,780
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                                          1,600               1,377

Federal income tax                                                                          409                 347
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                               $1,191              $1,030
====================================================================================================================================

Basic and diluted earnings per share                                                      $0.72               $0.63
Cash dividends declared per share of common stock                                          0.26                0.23

The accompanying notes are an integral part of these consolidated financial statements.

(C)CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                     Stock                           Other
                                                     Common         Dividend        Retained      Comprehensive
In thousands of dollars, except per share data        Stock          Payable        Earnings          Income             Total
====================================================================================================================================
Balance, December 31, 1996                           $  13,500      $        -      $    18,419    $       129          $   32,048

Net Income                                                                                1,030                              1,030
Unrealized losses on securities, net of tax                                                               (252)               (252)
                                                                                                                        -----------
Comprehensive income                                                                                                           778

Cash dividends declared                                                                    (376)                              (376)
5% stock dividend declared, 78,294 shares at $35                         2,740           (2,740)                                 -
Common stock and contingently issuable stock                16                               (1)                                15
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                $13,516          $2,740          $16,332    $      (123)            $32,465
====================================================================================================================================

Balance, December 31, 1997                             $16,366          $    -          $18,867           $233             $35,466

Net Income                                                                                1,191                              1,191
Unrealized losses on securities, net of tax                                                                 (2)                 (2)
                                                                                                                           --------
Comprehensive income                                                                                                         1,189

Cash dividends declared                                                                    (428)                              (428)
5% stock dividend declared, 82,301 shares at $40                         3,292           (3,292)                                 -
Common stock and contingently issuable stock                23                               (3)                                20
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                $16,389          $3,292          $16,335           $231             $36,247
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(D)CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                            -------------------------
In thousands of dollars                                                                     1998                1997
=====================================================================================================================
Cash Flows from Operating Activities
Net Income                                                                                 $1,191              $1,030
---------------------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                 376                 340
Provision for loan losses                                                                     275                 180
Loans originated for sale                                                                 (17,725)             (5,935)
Proceeds from sales of loans originated for sale                                           17,260               6,126
Change in accrued interest receivable and other assets                                       (489)               (378)
Change in accrued interest payable and other liabilities                                      331                 312
---------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                              28                 645
---------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                          1,219               1,675
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                               (4,441)             (7,341)
   Maturities and calls                                                                       374                  83
   Principal payments                                                                       1,169               1,071
Securities held to maturity
   Purchases                                                                               (5,969)             (3,154)
   Maturities and calls                                                                     2,210               4,695
Decrease in portfolio loans                                                                 3,639                 737
Premises and equipment expenditures, net                                                     (239)                (66)
---------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                         (3,257)             (3,975)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                                                     11,060               8,215
Net change in short term borrowings                                                        (4,292)                  6
Principal payments on other borrowings                                                         -              (10,000)
Proceeds from stock transactions                                                               23                  16
Dividends paid                                                                               (625)               (610)
---------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                          6,166              (2,373)
---------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                     4,128              (4,673)

Cash and cash equivalents at beginning of year                                             10,406              21,652
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $14,534             $16,979
=====================================================================================================================
Cash Paid During the Period for
Interest                                                                                   $3,321              $3,161
Income taxes                                                                                   -                   -
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

(E)NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $104,734,000 and $90,973,000 at the end of March 1998 and 1997. The balance of loans serviced for others related to servicing rights that have been capitalized was $58,770,000 and $30,814,000 at March 31, 1998 and 1997.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 1998 and 1997 follows:


   Unamortized cost of mortgage servicing rights            1998          1997
                                                            ----          ----
   Balance at January 1                                   $ 340          $ 185
   Amount capitalized year to date                          128             46
   Amount amortized year to date                            (40)            (4)
                                                          -----          -----
   Balance at period end                                  $ 428          $ 227
                                                          =====          =====

No valuation allowance was considered necessary for mortgage servicing rights at period end 1998 and 1997.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 30, 1997 the Company issued a 5% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding plus contingently issuable shares was 1,649,210 for 1998 and 1,645,517 for 1997.

NOTE 4 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under this new standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the three months ended March 31, follows:

   Other comprehensive income                              1998           1997
                                                           ----           ----
   Change in unrealized gain (loss) on securities
     available for sale                                   $  (3)         $(382)
   Federal income tax benefit                                (1)          (130)
                                                          -----          -----
   Other comprehensive income                             $  (2)         $(252)
                                                          =====          =====

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 1998.

                              FINANCIAL CONDITION

SECURITIES
Investment balances continued to increase during the quarter, following recent trends. Overall, deposit growth has exceeded loan demand during the quarter, resulting in additions to the securities portfolio. The mix of the portfolio remained relatively unchanged from prior periods.

LOANS
Loan volume moderated during the first quarter, following three quarters of strong growth. All categories of personal loans declined, while the business loan portfolio experienced increases.

The mix of the loan portfolio reflected this growth trend, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. The table below shows total loans outstanding, in thousands of dollars, at March 31, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.


                                 March 31, 1998                December 31, 1997                 March 31, 1997
                                 --------------                -----------------                 --------------
Portfolio loans:              Balance    % of total         Balance      % of total         Balance      % of total
                              -------    ----------         -------      ----------         -------      ----------
   Personal                  $65,868          25.2%        $70,308            26.5%        $68,884            28.6%
   Business/commercial mtgs   77,290          29.5%         74,080            27.9%         67,451            28.0%
   Tax exempt                  1,448           0.6%          1,482             0.6%          1,010             0.4%
   Residential mortgage      103,238          39.4%        104,800            39.5%         92,737            38.5%
   Construction               14,014           5.4%         14,588             5.5%         10,673             4.4%
                            -----------------------       -------------------------       -------------------------
        Total loans         $261,858         100.0%       $265,258           100.0%       $240,755           100.0%
                            =======================       =========================       =========================

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

                                                             3/31/98     12/31/97     3/31/97
                                                             -------     --------     -------
   Nonaccrual loans                                          $   241      $    71     $   292
   Loans past due 90 days or more                                753          910         577
   Troubled debt restructurings                                  138          138           -
                                                             ---------------------------------
        Total nonperforming loans                            $ 1,132      $ 1,119     $   869
   Other real estate                                             335          473         335
                                                             ---------------------------------
        Total nonperforming assets                           $ 1,467      $ 1,592     $ 1,204
   Percent of total loans                                       0.56%        0.61%       0.50%

Nonperforming loans remained relatively unchanged from December 31, 1997, and remain at higher levels than at March 31, 1997. Loans past due ninety days or more declined during the quarter, while nonaccrual loans increased during the period. Overall, nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

The Company has increased its provision for loan losses over the same period in 1997 as a result of the increase in loan delinquency. However, on an annualized basis, the provision is anticipated to be lower than that of the prior year. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1998 and 1997 follows:

                                                     1998          1997
                                                     ----          ----
   Balance at beginning of period                  $2,467          $2,320
   Loans charged off                                 (307)           (187)
   Recoveries credited to allowance                    81              17
   Provision charged to operations                    275             180
                                                   ------          ------
   Balance at end of period                        $2,516          $2,330
                                                   ======          ======

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS
Total deposits continued to grow during the quarter, although the rate of growth of noninterest bearing and interest bearing balances continue to fluctuate with swings in corporate and public fund balances. The category of other interest bearing deposit balances enjoyed the greatest growth during the quarter, reflecting continued growth in Cash Management and Certificates of Deposit accounts. Management anticipates that deposit growth during the remainder of 1998 will be steady, with anticipated growth from new markets, as well as from consumer use of newer cash management account products.

In December of 1997, the Bank acquired the Dundee office of NBD Bank, resulting in an increase of $12.6 million of deposits. In addition, the Saline office of the Bank, opened in August of 1997, continues to enjoy strong deposit growth, also contributing to total deposit growth of the institution.

LIQUIDITY
The Bank maintained a funds sold position for the first quarter of 1998, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

FUNDS MANAGEMENT AND INTEREST RATE RISK
The composition of the Company's balance sheet consists of investments in interest earning assets (loans and investment securities) that are funded by interest bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Bank policies place strong emphasis on stabilizing net interest margin, with the goal of providing a sustained level of satisfactory earnings. The Funds Management, Investment and Loan policies provide direction for the flow of funds necessary to supply the needs of depositors and borrowers. Management of interest sensitive assets and liabilities is also necessary to reduce interest rate risk during times of fluctuating interest rates.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity (gap) and income simulation analyses. A gap model is the primary tool used to assess this risk with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on 12 months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

Based on the results of the simulation model as of March 31, 1998, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points.

The following table shows the rate sensitivity of earning assets and liabilities of the Company, in thousands of dollars, as of March 31, 1998.

                                             0-3          4-12              1-5              5-10         Over 10
                                            Months        Months           Years             Years          Years          Total
                                            ------        ------           -----             -----         -------         -----
Securities & federal funds              $  23,232     $   8,907           $  46,377          $ 8,631        $ 1,460       $ 88,607
Loans                                      66,034        47,600              97,784           39,371         11,069        261,858
                                        ------------------------------------------------------------------------------------------
Total earning assets                      $89,266     $  56,507           $ 144,161          $48,002        $12,529       $350,465
                                        ==========================================================================================
Interest bearing deposits               $ 189,817     $  57,069           $  46,237          $    54                      $293,177
Other borrowings                              650         3,000               7,000                                         10,650
                                        ------------------------------------------------------------------------------------------
Total interest bearing liabilities      $ 190,467     $  60,069           $  53,237          $    54        $     -       $303,827
                                        ==========================================================================================
Net asset (liability)
   funding gap                          $(101,201)    $  (3,562)          $  90,924          $47,948        $12,529       $ 46,638
Cumulative net asset
   (liability) funding gap              $(101,201)    $(104,763)          $ (13,839)         $34,109        $46,638

Cumulative gap ratio                         0.47          0.58                0.95             1.11           1.15 to 1
Cumulative gap, % of assets                 -26.8%        -27.7%               -3.7%             9.0%          12.3%

The Company's exposure to market risk is reviewed on a regular basis by the Funds Management Committee. The Committee's policy objective is to manage the Company's assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1998 and 1997 and December 31, 1997. Dollars are shown in thousands.


                                                Regulatory Guidelines                           United Bancorp, Inc.
                                           ----------------------------           -------------------------------------------
                                           Adequate                Well           3/31/98            12/31/97         3/31/97
                                           --------                ----           -------            --------         -------
Tier 1 capital to average assets                 4%                  5%              8.9%                9.3%            8.9%
Tier 1 risk adjusted capital ratio               4%                  6%             13.4%               13.2%           13.5%
Total risk adjusted capital ratio                8%                 10%             14.4%               14.2%           14.6%

Total shareholders' equity                                                       $36,247             $35,466         $32,465
Intangible assets                                                                 (2,423)             (2,487)         (1,444)
Unrealized (gain) loss on securities available for sale                             (231)               (233)            123
                                                                                 -------------------------------------------
   Tier 1 capital                                                                 33,593              32,746          31,144
Qualifying loan loss reserves                                                      2,516               2,467           2,330
                                                                                 -------------------------------------------
   Tier 2 capital                                                                $36,109             $35,213         $33,474

                             RESULTS OF OPERATIONS

NET INTEREST INCOME
In general, yields declined for the first quarter of 1998 compared to the fourth quarter of 1997, while remaining higher than those of the same period in 1997. At the same time, the Company's cost of funds dropped compared to the prior quarter, and continued to decline compared to the same period in 1997. This resulted in improved net interest income and spread over the same period of 1997, while remaining virtually flat compared to the prior quarter.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended March 31, 1998 and 1997.

                           YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES


dollars in thousands                                         1998                                          1997
--------------------                    ----------------------------------------------------------------------------------------
                                           Average         Interest         Yield/        Average         Interest        Yield/
                                           Balance           (b)             Rate         Balance            (b)           Rate
                                        ----------------------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                        $  8,829         $   119           5.40%        $ 12,264         $  160          5.23%
Taxable securities                          44,206             712           6.45%          47,268            751          6.36%
Tax exempt securities (b)                   35,311             689           7.80%          31,187            620          7.95%
Taxable loans                              263,236           5,885           8.94%         239,763          5,301          8.84%
Tax exempt loans (b)                         1,471              28           7.57%           1,054             20          7.71%
                                          ------------------------                       ------------------------
   Total int. earning asssets (b)          353,053         $ 7,434           8.42%         331,536         $6,853          8.27%
                                          ------------------------                       ------------------------
Less allowance for loan losses              (2,482)                                         (2,314)
Other assets                                28,790                                          22,946
                                          --------                                        --------
TOTAL ASSETS                              $379,361                                        $352,168
                                          ========                                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                              $ 40,896         $   145           1.42%        $ 38,352         $  166          1.73%
Savings deposits                            74,493             533           2.86%          70,132            485          2.77%
CDs $100,000 and over                       39,114             565           5.77%          42,553            614          5.77%
Other interest bearing deposits            140,655           1,926           5.48%         122,732          1,705          5.56%
                                          ------------------------                        -----------------------
   Total int. bearing deposits             295,158           3,169           4.29%         273,769          2,970          4.34%
Short term borrowings                          804              12           5.87%             612              8          5.23%
Other borrowings                            10,000             149           5.98%          16,000            236          5.90%
                                          ------------------------                        -----------------------
   Total int. bearing liabilities          305,962           3,330           4.35%         290,381          3,214          4.43%
Noninterest bearing deposits                34,184                                          26,664
Other liabilities                            3,225                                           2,752
Shareholders' equity                        35,990                                          32,371
                                         ---------                                         -------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $379,361                                        $352,168
                                         =========                                        ========
Net interest income (b)                                    $ 4,103                                         $ 3,640
                                                           =======                                         =======
Net spread (b)                                                               4.07%                                         3.84%
                                                                             ====                                          ====
Net yield on interest earning assets (b)                                     4.65%                                         4.39%
                                                                             ====                                          ====
Ratio of interest earning assets to
   interest bearing liabilities               1.15                                            1.14
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

                            1998 Compared to 1997                         1997 Compared to 1996
                        ------------------------------------------------------------------------------
                        Increase (Decrease) Due To: (a)                Increase (Decrease) Due To: (a)
                        -------------------------------                -------------------------------
                           Volume         Rate      Net                 Volume       Rate          Net
                           ------         ----      ---                 ------       ----          ---
Interest earned on:
Federal funds sold         $(46)         $  5      $ (41)               $ 110        $ (5)         $ 105
Taxable securities          (50)           11        (39)                   3          50             53
Tax exempt securities        81           (12)        69                   29         (13)            16
Taxable loans               524            60        584                  488         (98)           390
Tax exempt loans              8             -          8                   (2)         (2)            (4)
                           ------------------------------------------------------------------------------
   Total interest income   $517          $ 64      $ 581                $ 628        $(68)         $ 560
                           ==============================================================================


                                    1998 Compared to 1997               1997 Compared to 1996
                               --------------------------------------------------------------------
                               Increase (Decrease) Due To: (a)      Increase (Decrease) Due To: (a)
                               --------------------------------------------------------------------
                               Volume         Rate         Net       Volume      Rate        Net
                               ------         ----         ---       ------      ----        ---
Interest paid on:
NOW accounts                     $10        $  (31)       $(21)        $3        $(7)        $(4)
Savings deposits                  31            17          48         28       (102)        (74)
CDs $100,000 and over            (49)            -         (49)       101        (12)         89
Other interest bearing deposits  246           (24)        222         96        129         225
Short term borrowings              3             1           4         (5)         -          (5)
Other borrowings                 (90)            3         (87)       147          7         154
                                -----------------------------------------------------------------
   Total interest expense       $151        $  (34)       $117       $370        $15        $385
                                =================================================================
Net change in net interest
   income                       $366           $98        $464       $258       $(83)       $175
                                =================================================================

(a)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Income from nontraditional banking products and services has contributed to significant increases in noninterest income over prior periods. All categories of noninterest income increased from the same period in 1997. This increase was led by income from the sales and servicing of residential real estate mortgages, reflecting consumer preference for fixed rate mortgages, which are subsequently sold on the secondary market, and generate income for current and future periods. In addition, earnings from the Trust & Investment group, as well as from the sales of nondeposit investment products, continue to increase at significant rates. Overall, total noninterest income for the first three months is up 47.3% over the same period of 1997.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over the same periods of 1997, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first three months is 19.6% above the same period for 1997.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the first quarter of 1998.

NET INCOME
Consolidated net income for the year exceeded that of the same period in 1997 by 15.6%. Management anticipates that net income will continue to remain strong, and should exceed 1997 levels for the year.

                                    PART II
                               OTHER INFORMATION

ITEM 1 -LEGAL PROCEEDINGS

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


ITEM 2 - CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 1998.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1998.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


ITEM 5 - OTHER INFORMATION

   None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
April 30, 1998


   /s/ Dale L. Chadderdon
   ----------------------------------------------
   Dale L. Chadderdon
   Senior Vice President, Secretary & Treasurer

                                EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION
------------------------------------------------------------------------------
   27                    Financial Data Schedule