Form 10-Q
period 1998-06-30
UNITED BANCORP INC /MI/
filed 1998-08-12
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                 [x] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

                 [ ] Transition Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934

                            -------------------------

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

                                  Yes[x] No [ ]

As of July 15, 1998, there were outstanding 1,728,589 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


     ITEM NO.                      DESCRIPTION                                  PAGE NO.
----------------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Condensed)
             (a)    Consolidated Balance Sheets                                    3
             (b)    Consolidated Statements of Income                              4
             (c)    Consolidated Statements of Changes in Shareholders' Equity     5
             (d)    Consolidated Statements of Cash Flows                          6
             (e)    Notes to Financial Statements                                  7

Item 2.      Management's Discussion and Analysis
             Financial Condition                                                   8
             Liquidity                                                            10
             Results of Operations                                                10

Item 3.      Quantitative and Qualitative Disclosures about Market Risk           13


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                    14
Item 2.      Changes in Securities                                                14
Item 3.      Defaults Upon Senior Securities                                      14
Item 4.      Submission of Matters to a Vote of Security Holders                  15
Item 5.      Other Information                                                    15
Item 6.      Exhibits and Reports on Form 8-K                                     15

Signatures                                                                        16
Exhibit Index                                                                     17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -     FINANCIAL STATEMENTS

 (A)  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                        June 30,  December 31,   June 30,
In thousands of dollars                                                   1998         1997        1997
===========================================================================================================
ASSETS
Cash and demand balances in other banks                                  $ 20,947      $ 10,406   $ 11,766
Federal funds sold                                                          1,300             -          -
-----------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                            22,247        10,406     11,766

Securities available for sale                                              50,263        42,488     50,510
Securities held to maturity (fair value of
      $40,888, $38,287 and $31,540, respectively)                          39,947        37,164     30,747
-----------------------------------------------------------------------------------------------------------
Total securities                                                           90,210        79,652     81,257

Loans held for sale                                                           661           141          -
Portfolio loans                                                           259,656       265,117    250,363
-----------------------------------------------------------------------------------------------------------
Total loans                                                               260,317       265,258    250,363
Less: allowance for loan losses                                             2,627         2,467      2,317
-----------------------------------------------------------------------------------------------------------
Net loans                                                                 257,690       262,791    248,046

Premises and equipment, net                                                11,299        10,933      8,789
Accrued interest receivable and other assets                                6,506         6,489      5,127
-----------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $387,952      $370,271   $354,985
===========================================================================================================


LIABILITIES
Deposits
      Noninterest bearing                                                $ 46,010      $ 31,924   $ 32,438
      Interest bearing certificates of deposit of $100,000 or more         34,387        38,714     40,863
      Other interest bearing deposits                                     255,852       246,197    229,644
-----------------------------------------------------------------------------------------------------------
Total deposits                                                            336,249       316,835    302,945

Federal funds and other short term borrowings                                 658         4,942      5,325
Other borrowings                                                           10,900        10,000     10,000
Accrued interest payable and other liabilities                              3,015         3,028      3,161
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         350,822       334,805    321,431

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
      1,728,657, 1,646,030 and 1,644,103 shares issued and
      outstanding, respectively                                            19,708        16,366     16,268
Retained earnings                                                          17,155        18,867     17,199
Accumulated other comprehensive income                                        267           233         87
-----------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 37,130        35,466     33,554
-----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $387,952      $370,271   $354,985
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 (B)  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                               Three Months Ended        Six Months Ended
                                                                     June 30,                June 30,
In thousands of dollars, except per share data                   1998       1997         1998        1997
===========================================================================================================
INTEREST INCOME
Interest and fees on loans
      Taxable                                                  $ 5,807    $ 5,583       $11,692    $10,884
      Tax exempt                                                    19         16            38         29
Interest on securities
      Taxable                                                      801        841         1,513      1,593
      Tax exempt                                                   469        416           945        844
Interest on federal funds sold                                     129         27           249        187
-----------------------------------------------------------------------------------------------------------
Total interest income                                            7,225      6,883        14,437     13,537

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more            501        601         1,065      1,215
Interest on other deposits                                       2,611      2,372         5,215      4,727
Interest on short term borrowings                                    8         48            20         56
Interest on other borrowings                                       166        151           316        387
-----------------------------------------------------------------------------------------------------------
Total interest expense                                           3,286      3,172         6,616      6,385
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              3,939      3,711         7,821      7,152
Provision for loan losses                                          274        190           549        370
-----------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              3,665      3,521         7,272      6,782

NONINTEREST INCOME
Service charges on deposit accounts                                430        358           805        663
Trust & Investment fee income                                      407        251           780        528
Loan sales and servicing                                           255        129           546        273
Sales of nondeposit investment products                            138         95           269        152
Other income                                                       143        110           291        222
-----------------------------------------------------------------------------------------------------------
Total noninterest income                                         1,373        943         2,691      1,838

NONINTEREST EXPENSE
Salaries and employee benefits                                   1,770      1,421         3,490      2,932
Occupancy and equipment expense                                    593        511         1,198      1,024
Other expense                                                      942        797         1,943      1,552
-----------------------------------------------------------------------------------------------------------
Total noninterest expense                                        3,305      2,729         6,631      5,508
-----------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                 1,733      1,735         3,332      3,112
Federal income tax                                                 453        473           861        820
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                     $ 1,280    $ 1,262       $ 2,471    $ 2,292
===========================================================================================================

Basic and diluted earnings per share                           $  0.74    $  0.73       $  1.43    $  1.33
Cash dividends declared per share of common stock                 0.26       0.23          0.51       0.45

The accompanying notes are an integral part of these consolidated financial statements.

 (C)  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                      Other
                                                              Common    Retained  Comprehensive
In thousands of dollars, except per share data                Stock     Earnings     Income       Total
===========================================================================================================

Balance, December 31, 1996                                    $ 13,500   $ 18,419         $ 129   $ 32,048

Net Income                                                                  2,292                    2,292
Unrealized losses on securities, net of tax                                                 (42)       (42)
                                                                                                  ---------
  Comprehensive income                                                                               2,250

Cash dividends declared                                                      (770)                    (770)
5% stock dividend declared, 78,292 shares at $35                 2,740     (2,740)                       -
Common stock and contingently issuable stock                        28         (2)                      26
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                                        $ 16,268   $ 17,199         $  87   $ 33,554
===========================================================================================================


Balance, December 31, 1997                                    $ 16,366   $ 18,867         $ 233   $ 35,466

Net Income                                                                  2,471                    2,471
Unrealized gains on securities, net of tax                                                   34         34
                                                                                                  ---------
  Comprehensive income                                                                               2,505

Cash dividends declared                                                      (877)                    (877)
5% stock dividend declared, 82,298 shares at $40                 3,292     (3,292)                       -
Common stock and contingently issuable stock                        50        (14)                      36
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                        $ 19,708   $ 17,155         $ 267   $ 37,130
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 (D)  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------
                                                                                       Six Months Ended
                                                                                           June 30,
In thousands of dollars                                                                1998        1997
===========================================================================================================
Cash Flows from Operating Activities
Net Income                                                                            $   2,471  $   2,292
-----------------------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                               755        693
Provision for loan losses                                                                   549        370
Loans originated for sale                                                               (32,414)   (10,462)
Proceeds from sales of loans originated for sale                                         31,893     11,261
Change in accrued interest receivable and other assets                                     (156)      (149)
Change in accrued interest payable and other liabilities                                    147        393
-----------------------------------------------------------------------------------------------------------
Total adjustments                                                                           774      2,106
-----------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                        3,245      4,398
-----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                         (14,294)    (9,309)
      Sales                                                                               1,000         50
      Maturities and calls                                                                2,809        993
      Principal payments                                                                  2,744      2,707
Securities held to maturity
      Purchases                                                                         (11,725)    (5,205)
      Maturities and calls                                                                8,977      7,735
Change in portfolio loans                                                                 5,073     (9,682)
Premises and equipment expenditures, net                                                 (1,001)      (570)
-----------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                       (6,417)   (13,281)
-----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net change in deposits                                                                   19,414      5,242
Net change in short term borrowings                                                      (4,284)     4,716
Proceeds from other borrowings                                                            3,900          -
Principal payments on other borrowings                                                   (3,000)   (10,000)
Proceeds from stock transactions                                                             36         26
Dividends paid                                                                           (1,053)      (987)
-----------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                       15,013     (1,003)
-----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                  11,841     (9,886)

Cash and cash equivalents at beginning of year                                           10,406     21,652
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $  22,247  $  11,766
===========================================================================================================

Cash Paid During the Period for
Interest                                                                              $   6,768  $   6,296
Income taxes                                                                                850        718
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 (E)  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $110,667,000 and $92,641,000 at the end of June 1998 and 1997. The balance of loans serviced for others related to servicing rights that have been capitalized was $68,682,000 and $34,756,000 at June 30, 1998 and 1997.

Mortgage servicing rights activity in thousands of dollars for the period ended June 30, 1998 and 1997 follows:


                                                                Six Months Ended June 30,
      Unamortized cost of mortgage servicing rights                1998          1997
      ---------------------------------------------                ----          ----
      Balance at January 1                                        $ 340         $ 185
      Amount capitalized year to date                               231            83
      Amount amortized year to date                                 (71)          (13)
                                                                  -----         -----
      Balance at period end                                       $ 500         $ 255

No valuation allowance was considered necessary for mortgage servicing rights at period end 1998 and 1997.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 29, 1998 and May 30, 1997 the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividends. The weighted average number of shares outstanding plus contingently issuable shares was 1,732,000 for 1998 and 1,727,966 for 1997.

NOTE 4 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under the standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the period ended June 30, follows:

                                                                       Six Months Ended June 30,
      Other comprehensive income                                             1998          1997
      --------------------------                                             ----          ----
      Unrealized gains (losses) on securities arising during period          $ 52         $ (64)
      Reclassification for realized amount included in income                  (1)            -
                                                                             ----         -----
             Other comprehensive income, before tax                            51           (64)
      Federal income tax expense (benefit)                                     17           (22)
                                                                             ----         -----
             Other comprehensive income                                      $ 34         $ (42)

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and six month periods ending June 30, 1998.

                               FINANCIAL CONDITION

SECURITIES

Investment balances continued to increase during the quarter, following recent trends of continued deposit growth that exceeds loan demand. The mix of the portfolio remained relatively unchanged from prior periods.

LOANS

Loan volume declined during the quarter, following the trend noted during the first quarter. This followed three quarters of strong loan growth. All categories of personal loans declined, while the business loan portfolio experienced increases. Two principal factors contributed to the decline in personal loans. Strong competition from indirect installment lenders, as well as tightened credit standards by the Bank, has reduced the bank's volume in loans of this type. In addition, the current low market rates has resulted in many owners of adjustable rate mortgages seeking to refinance into long term fixed rate loans. Since the bank does not retain these loans on its books but sells them on the secondary market, the result is a decline in loans carried on the portfolio. The offset is increased income from the sale and servicing of these sold loans.

The mix of the loan portfolio reflects this shift toward more commercial and fewer personal loans, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. The table below shows total loans outstanding, in thousands of dollars, at June 30, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                          June 30, 1998          December 31, 1997         June 30, 1997
                                      --------------------    --------------------     --------------------
Portfolio loans:                      Balance   % of total    Balance   % of total     Balance   % of total
                                      -------   ----------    -------   ----------     -------   ----------
      Personal                        $ 63,977       24.6%    $ 70,308       26.5%     $ 71,400       28.5%
      Business/commercial mtgs          78,405       30.1%      74,080       27.9%       69,395       27.7%
      Tax exempt                         1,390        0.5%       1,482        0.6%        1,317        0.5%
      Residential mortgage             102,591       39.4%     104,800       39.5%       95,638       38.2%
      Construction                      13,954        5.4%      14,588        5.5%       12,613        5.0%
                                      --------------------    --------------------     --------------------
             Total loans              $260,317      100.0%    $265,258      100.0%     $250,363      100.0%

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

                                                                6/30/98   12/31/97    6/30/97
                                                                -------   --------    -------
      Nonaccrual loans                                          $  295     $   71     $  255
      Loans past due 90 days or more                               376        910        737
      Troubled debt restructurings                                 137        138          -
                                                                -----------------     ------
             Total nonperforming loans                          $  808     $1,119     $  992
      Other real estate                                            335        473        335
                                                                -----------------     ------
             Total nonperforming assets                         $1,143     $1,592     $1,327
      Percent of total loans                                     0.44%      0.61%      0.53%

Nonperforming loan balances declined significantly from the relatively high levels experienced at December 31, 1997, and are also down from the levels noted at March 31, 1998. The Bank has implemented efforts to significantly reduce its levels of delinquent accounts, and the results of those efforts are obvious in the delinquency numbers reported. Loans past due ninety days or more declined significantly during the quarter, following a decline during the first quarter. Nonaccrual loans increased slightly during the quarter. Overall, nonperforming loans as a percent of total loans remain well below industry standards, and are much nearer the levels traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

The Company has maintained its provision for loan losses at first quarter 1998 levels, which represents an increase over the same period in 1997. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1998 and 1997 follows:

                                                                             1998          1997
                                                                             ----          ----
      Balance at beginning of period                                      $ 2,467       $ 2,320
      Loans charged off                                                      (512)         (404)
      Recoveries credited to allowance                                        123            31
      Provision charged to operations                                         549           370
                                                                          -------       -------
      Balance at end of period                                            $ 2,627       $ 2,317

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS

Total deposits continued to grow during the quarter. Noninterest bearing deposit balances enjoyed the greatest growth during the quarter, while balances in Cash Management accounts continued to increase. Management anticipates that deposit growth during the remainder of 1998 will be strong, with anticipated growth from new markets, as well as from consumer use of newer cash management account products.

In December of 1997, the Bank acquired the Dundee office of NBD Bank, resulting in an increase of $12.6 million of deposits. In addition, the Saline office of the Bank, opened in August of 1997, continues to enjoy strong deposit growth, also contributing to total deposit growth of the institution.

LIQUIDITY

The Bank maintained an average funds sold position for the second quarter of 1998, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1998 and 1997 and December 31, 1997. Dollars are shown in thousands.

                                                   Regulatory Guidelines            United Bancorp, Inc.
                                                   ---------------------            --------------------
                                                    Adequate       Well      6/30/98      12/31/97   6/30/97
                                                   ----------     ------     -------      --------   -------
Tier 1 capital to average assets                        4%           5%         9.1%          9.3%       9.2%
Tier 1 risk adjusted capital ratio                      4%           6%        13.7%         13.2%      13.5%
Total risk adjusted capital ratio                       8%          10%        14.7%         14.2%      14.4%

Total shareholders' equity                                                  $ 37,130      $ 35,466   $ 33,554
Intangible assets                                                             (2,359)       (2,487)    (1,398)
Unrealized (gain) loss on securities available for sale                         (267)         (233)       (87)
                                                                            --------      -------------------
      Tier 1 capital                                                          34,504        32,746     32,069
Qualifying loan loss reserves                                                  2,627         2,467      2,317
                                                                            --------      -------------------
      Tier 2 capital                                                        $ 37,131      $ 35,213   $ 34,386

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

In general, yields remained unchanged from the first quarter of 1998 and the second quarter of 1997. At the same time, the Company's cost of funds remained virtually unchanged compared to the prior quarter, and continued to decline compared to the same period in 1997. This resulted in improved net interest income and spread over the same period of 1997, while remaining virtually flat compared to the prior quarter. In addition, the Company continues to incrementally improve its ratio of interest earning assets to interest bearing liabilities.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended June 30, 1998 and 1997.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                           -------------------------------  ------------------------------
dollars in thousands                                     1998                             1997
                                           -------------------------------  ------------------------------
                                            Average    Interest    Yield/    Average    Interest    Yield/
                                            Balance      (b)        Rate     Balance      (b)        Rate
                                           ---------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                         $  9,153    $   249      5.44%   $  7,041    $   187      5.31%
Taxable securities                           46,989      1,513      6.44%     49,698      1,592      6.41%
Tax exempt securities (b)                    35,222      1,368      7.77%     30,608      1,221      7.98%
Taxable loans                               260,638     11,692      8.97%    242,387     10,884      8.98%
Tax exempt loans (b)                          1,441         55      7.63%      1,098         43      7.74%
                                           -------------------              -------------------
      Total int. earning assets (b)         353,443    $14,877      8.42%    330,832    $13,927      8.42%
                                           -------------------              -------------------
Less allowance for loan losses               (2,531)                          (2,301)
Other assets                                 29,273                           23,042
                                           --------                         --------
TOTAL ASSETS                               $380,185                         $351,573
                                           ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                               $ 41,862    $   324      1.55%   $ 38,662    $   308      1.59%
Savings deposits                             73,337      1,051      2.87%     69,372        963      2.78%
CDs $100,000 and over                        36,970      1,065      5.76%     41,779      1,215      5.82%
Other interest bearing deposits             141,842      3,841      5.42%    123,309      3,456      5.61%
                                           -------------------              -------------------
      Total int. bearing deposits           294,011      6,281      4.27%    273,122      5,942      4.35%
Short term borrowings                           726         20      5.52%      2,098         56      5.34%
Other borrowings                             10,460        316      6.03%     12,983        387      5.96%
                                           -------------------              -------------------
      Total int. bearing liabilities        305,197      6,616      4.34%    288,203      6,385      4.43%
Noninterest bearing deposits                 35,371                           27,627
Other liabilities                             3,211                            2,805
Shareholders' equity                         36,406                           32,938
                                           --------                         --------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $380,185                         $351,573
                                           ========                         ========
Net interest income (b)                                $ 8,261                          $ 7,542
                                                       =======                          =======
Net spread (b)                                                      4.08%                            3.99%
                                                                   ======                           ======
Net yield on interest earning assets (b)                            4.67%                            4.56%
                                                                   ======                           ======
Ratio of interest earning assets to
      interest bearing liabilities             1.16                             1.15
                                           ========                         ========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.


The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                        -------------------------------   -------------------------------
                                             1998 Compared to 1997             1997 Compared to 1996
                                        -------------------------------   -------------------------------
                                        Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                        -------------------------------   -------------------------------
                                         Volume      Rate         Net      Volume       Rate      Net
                                         ------      ----         ---      ------       ----      ---
Interest earned on:
Federal funds sold                       $  57      $   5        $  62    $   115       $ (4)   $   111
Taxable securities                         (88)         9          (79)        36        109        145
Tax exempt securities                      180        (33)         147         34        (20)        14
Taxable loans                              819        (11)         808      1,037        (85)       952
Tax exempt loans                            13         (1)          12         (1)        (4)        (5)
                                         ---------------------------------------------------------------
      Total interest income              $ 981      $ (31)       $ 950    $ 1,221       $ (4)   $ 1,217
                                         ===============================================================

                                        -------------------------------   -------------------------------
                                             1998 Compared to 1997             1997 Compared to 1996
                                        -------------------------------   -------------------------------
                                        Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                        -------------------------------   -------------------------------
                                         Volume      Rate         Net      Volume       Rate      Net
                                         ------      ----         ---      ------       ----      ---
Interest paid on:
NOW accounts                             $  25      $  (9)       $  16    $  (6)        $ (38)  $   (44)
Savings deposits                            56         32           88      (92)          (34)     (126)
CDs $100,000 and over                     (139)       (11)        (150)     159            (1)      158
Other interest bearing deposits            505       (120)         385      530             7       537
Short term borrowings                      (38)         2          (36)      19             3        22
Other borrowings                           (76)         5          (71)     214            15       229
                                         ---------------------------------------------------------------
      Total interest expense             $ 333      $(101)       $ 232    $ 824         $ (48)  $   776
                                         ===============================================================
Net change in net interest
      income                             $ 648      $  70        $ 718    $ 397         $  44   $   441
                                         ===============================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Income from nontraditional banking products and services continues to contribute to significant increases in noninterest income over prior periods. Substantially all categories of noninterest income increased from the same period in 1997 and the first quarter of 1998. While income from the sales and servicing of residential real estate mortgages slowed somewhat from levels achieved in the first quarter, strong volume reflects consumer preference for fixed rate mortgages that are subsequently sold on the secondary market, and generate income for current and future periods. In addition, earnings from the Trust & Investment group, as well as from the sales of nondeposit investment products, continue to increase at significant rates.

NONINTEREST EXPENSES

Noninterest expense also continued to increase over the same periods of 1997, although at a slower rate of increase than for the first quarter. This reflects continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first six months is 20.4% above the same period for 1997. However, a portion of this increase reflects the fact that the sales of nondeposit investment products are now being sold by Bank staff, as opposed to external contractors, as was the case in prior years. This results in more overhead, which is offset by the fact that more income is retained by the Company, rather than paid to a third party.

FEDERAL INCOME TAX

There has been no significant change in the income tax position of the Company during the second quarter of 1998.

NET INCOME

Consolidated net income surpassed first quarter level, and year to date, exceeded that of the same period in 1997 by 7.8%. This rate of growth slowed during the quarter from levels achieved during the first quarter, but Management anticipates that net income will continue to remain strong, and will exceed 1997 levels for the year, barring unforeseen circumstances.

ITEM 3 -     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the results of the simulation model as of June 30, 1998, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points.

The following table shows the rate sensitivity of earning assets and liabilities of the Company, in thousands of dollars, as of June 30, 1998.

                                        0-3        4-12         1-5        5-10        Over 10
                                       Months     Months       Years      Years         Years       Total
                                       ------     ------       -----      -----         -----       -----
Securities & federal funds           $  16,033   $ 20,209     $ 47,321   $  6,512      $  1,435   $ 91,510
Loans                                   62,419     48,410       92,294     46,264        10,930    260,317
                                     ---------------------------------------------------------------------
Total earning assets                 $  78,452   $ 68,619     $139,615   $ 52,776      $ 12,365   $351,827
                                     =====================================================================

Interest bearing deposits            $ 190,106   $ 44,442     $ 55,632   $     58                 $290,238
Other borrowings                           658        276        7,615      3,009                   11,558
                                     ---------------------------------------------------------------------
Total interest bearing liabilities   $ 190,764   $ 44,718     $ 63,247   $  3,067      $      -   $301,796
                                     =====================================================================
Net asset (liability)
      funding gap                    $(112,312)  $ 23,901     $ 76,368   $ 49,709      $ 12,365   $ 50,031
Cumulative net asset
      (liability) funding gap        $(112,312)  $(88,411)    $(12,043)  $ 37,666      $ 50,031

Cumulative gap ratio                      0.41       0.62         0.96       1.12          1.17 to 1
Cumulative gap, % of assets             -28.9%     -22.8%        -3.1%       9.7%         12.9%

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


ITEM 2 -  CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 1998.


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 1998.

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 21, 1998. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,646,030 voting shares outstanding on April 21, 1998.

The following directors were re-elected to three year terms:

                                                                           For       Against    Abstain
      L. Donald Bush                                                    1,150,541      1,599          -
      Patrick D. Farver                                                 1,151,340        800          -
      Jeffrey A. Kuhman                                                 1,150,399      1,741          -
      James C. Lawson                                                   1,097,543     54,597          -
      Donald J. Martin                                                  1,150,360      1,780          -
      David E. Maxwell                                                  1,151,450        690          -

The following new directors were elected to two year terms:

                                                                           For       Against    Abstain
      Richard A. Gurdjian                                               1,132,768     19,372          -
      Kathryn M. Mohr                                                   1,151,450        690          -

Directors Berlin, Butcko, Foss, Hickman, Knisel, Niethammer, Robertstad, Robideau, Wanke, and Whelan hold terms which continue after the meeting. Directors Downing and Gross have retired from the Board and Director Whitehouse did not stand for re-election.

Crowe, Chizek and Company LLP of Grand Rapids, Michigan were ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 1998. The vote was as follows:

                                                                           For       Against    Abstain
      Ratification of auditors                                          1,134,819          -     17,321

No other matters were considered by shareholders at that meeting.


ITEM 5 -  OTHER INFORMATION

     None.


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     27.   Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
July 30, 1998


     /S/ Dale L. Chadderdon
     -------------------------------------------------
     Dale L. Chadderdon
     Senior Vice President, Secretary & Treasurer

                                  EXHIBIT INDEX



    EXHIBIT NO.                     DESCRIPTION
   ------------------------------------------------------------------------

        27                      Financial Data Schedule