Form 10-Q
period 1998-09-30
UNITED BANCORP INC /MI/
filed 1998-11-12
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q

                  /x/ Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

             Yes /X/                                   No / /

As of October 15, 1998, there were outstanding 1,728,490 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


      ITEM NO.                                           DESCRIPTION                                         PAGE NO.
----------------------------------------------------------------------------------------------------------------------

                                       PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Condensed)
              (a)     Consolidated Balance Sheets                                                                   3
              (b)     Consolidated Statements of Income                                                             4
              (c)     Consolidated Statements of Changes in Shareholders' Equity                                    5
              (d)     Consolidated Statements of Cash Flows                                                         6
              (e)     Notes to Financial Statements                                                                 7

Item 2.       Management's Discussion and Analysis
              Financial Condition                                                                                   8
              Liquidity                                                                                            10
              Results of Operations                                                                                11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                           13


                                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    14
Item 2.       Changes in Securities                                                                                14
Item 3.       Defaults Upon Senior Securities                                                                      14
Item 4.       Submission of Matters to a Vote of Security Holders                                                  14
Item 5.       Other Information                                                                                    14
Item 6.       Exhibits and Reports on Form 8-K                                                                     15

Signatures                                                                                                         15
Exhibit Index                                                                                                      16


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -      FINANCIAL STATEMENTS


 (A)  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                              September 30,  December 31, September 30,
In thousands of dollars                                                           1998          1997         1997
=======================================================================================================================
ASSETS
Cash and demand balances in other banks                                          $  11,616     $  10,406    $  10,477
Federal funds sold                                                                   7,100             -            -
----------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                     18,716        10,406       10,477

Securities available for sale                                                       51,335        42,488       48,107
Securities held to maturity (fair value of
      $38,669, $38,287 and $35,269, respectively)                                   37,415        37,164       34,237
----------------------------------------------------------------------------------------------------------------------
Total securities                                                                    88,750        79,652       82,344

Loans held for sale                                                                    227           141           77
Portfolio loans                                                                    259,838       265,117      253,998
----------------------------------------------------------------------------------------------------------------------
Total loans                                                                        260,065       265,258      254,075
Less: allowance for loan losses                                                      2,716         2,467        2,270
----------------------------------------------------------------------------------------------------------------------
Net loans                                                                          257,349       262,791      251,805

Premises and equipment, net                                                         11,148        10,933        9,584
Accrued interest receivable and other assets                                         7,111         6,489        5,662
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 383,074     $ 370,271    $ 359,872
======================================================================================================================


LIABILITIES
Deposits
      Noninterest bearing                                                        $  37,452     $  31,924    $  30,866
      Interest bearing certificates of deposit of $100,000 or more                  32,211        38,714       41,565
      Other interest bearing deposits                                              260,581       246,197      233,730
----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                     330,244       316,835      306,161

Federal funds and other short term borrowings                                          667         4,942        5,833
Other borrowings                                                                    10,900        10,000       10,000
Accrued interest payable and other liabilities                                       3,089         3,028        3,239
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  344,900       334,805      325,233

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
      1,728,490, 1,646,030 and 1,644,008 shares issued and
      outstanding, respectively                                                     19,725        16,366       16,279
Retained earnings                                                                   17,929        18,867       18,121
Accumulated other comprehensive income                                                 520           233          239
----------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                          38,174        35,466       34,639
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 383,074     $ 370,271    $ 359,872
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


 (B)  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended        Nine Months Ended
                                                                          September 30,             September 30,
                                                                        ------------------        -----------------
In thousands of dollars, except per share data                           1998        1997          1998         1997
======================================================================================================================
INTEREST INCOME
Interest and fees on loans
      Taxable                                                         $ 5,818      $ 5,731      $ 17,510     $ 16,615
      Tax exempt                                                           19           20            57           49
Interest on securities
      Taxable                                                             831          801         2,344        2,394
      Tax exempt                                                          471          436         1,416        1,280
Interest on federal funds sold                                            111           26           360          213
----------------------------------------------------------------------------------------------------------------------
Total interest income                                                   7,250        7,014        21,687       20,551

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                   472          611         1,537        1,826
Interest on other deposits                                              2,618        2,436         7,834        7,163
Interest on short term borrowings                                           8           12            28           68
Interest on other borrowings                                              168          177           484          563
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                  3,266        3,236         9,883        9,620
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                     3,984        3,778        11,804       10,931
Provision for loan losses                                                 275          230           824          600
----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     3,709        3,548        10,980       10,331

NONINTEREST INCOME
Service charges on deposit accounts                                       429          432         1,234        1,095
Trust & Investment fee income                                             417          379         1,198          907
Gains on securities transactions                                           45            -            54            1
Loan sales and servicing                                                  212          134           758          407
Sales of nondeposit investment products                                    75           89           344          241
Other income                                                              130           97           412          317
----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                1,308        1,131         4,000        2,968

NONINTEREST EXPENSE
Salaries and employee benefits                                          1,820        1,473         5,310        4,405
Occupancy and equipment expense                                           629          567         1,827        1,592
Other expense                                                             864          777         2,807        2,328
----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                               3,313        2,817         9,944        8,325
----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE FEDERAL INCOME TAX                                        1,704        1,862         5,036        4,974
Federal income tax                                                        443          512         1,305        1,332
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 1,261      $ 1,350      $  3,731     $  3,642
======================================================================================================================

Basic and diluted earnings per share                                  $  0.73      $  0.78      $   2.15     $   2.11
Cash dividends declared per share of common stock                        0.28         0.25          0.79         0.69


The accompanying notes are an integral part of these consolidated financial statements.
                                     Page 4

 (C)  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                               Other
                                                                    Common      Retained   Comprehensive
In thousands of dollars, except per share data                       Stock      Earnings      Income        Total
======================================================================================================================
Balance, December 31, 1996                                           $ 13,500     $ 18,419         $ 129     $ 32,048

Net Income                                                                           3,642                      3,642
Unrealized gains on securities, net of tax                                                           110          110
                                                                                                         -------------
   Comprehensive income                                                                                         3,752

Cash dividends declared                                                             (1,199)                    (1,199)
5% stock dividend declared, 78,292 shares at $35                        2,740       (2,740)                         -
Common stock and contingently issuable stock                               39           (1)                        38
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                          $ 16,279     $ 18,121         $ 239     $ 34,639
======================================================================================================================


Balance, December 31, 1997                                           $ 16,366     $ 18,867         $ 233     $ 35,466

Net Income                                                                           3,731                      3,731
Unrealized gains on securities, net of tax                                                           287          287
                                                                                                         -------------
   Comprehensive income                                                                                         4,018

Cash dividends declared                                                             (1,362)                    (1,362)
5% stock dividend declared, 82,298 shares at $40                        3,292       (3,292)                         -
Common stock and contingently issuable stock                               67          (15)                        52
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                          $ 19,725     $ 17,929         $ 520     $ 38,174
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 (D)  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
In thousands of dollars                                                                         1998         1997
======================================================================================================================
Cash Flows from Operating Activities
------------------------------------
Net Income                                                                                      $  3,731     $  3,642
----------------------------------------------------------------------------------------------------------------------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
-------------------------------------------------------------------------
Depreciation and amortization                                                                      1,175        1,047
Provision for loan losses                                                                            824          600
Loans originated for sale                                                                        (43,116)     (17,464)
Proceeds from sales of loans originated for sale                                                  43,030       16,742
Change in accrued interest receivable and other assets                                              (869)        (730)
Change in accrued interest payable and other liabilities                                              53          356
----------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                                  1,097          551
----------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                                 4,828        4,193
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
------------------------------------
Securities available for sale
      Purchases                                                                                  (18,941)      (9,309)
      Sales                                                                                        3,035           50
      Maturities and calls                                                                         2,809        1,943
      Principal payments                                                                           4,690        4,340
Securities held to maturity
      Purchases                                                                                  (13,590)      (8,851)
      Maturities and calls                                                                        13,382        7,921
Change  in portfolio loans                                                                         4,704      (12,150)
Premises and equipment expenditures, net                                                          (1,191)      (1,651)
----------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                                (5,102)     (17,707)
----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
------------------------------------
Net change in deposits                                                                            13,409        8,458
Net change in short term borrowings                                                               (4,275)       5,224
Proceeds from other borrowings                                                                     3,900            -
Principal payments on other borrowings                                                            (3,000)     (10,000)
Proceeds from stock transactions                                                                      52           38
Dividends paid                                                                                    (1,502)      (1,381)
----------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                                 8,584        2,339
----------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                            8,310      (11,175)

Cash and cash equivalents at beginning of year                                                    10,406       21,652
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 18,716     $ 10,477
======================================================================================================================

Cash Paid During the Period for
-------------------------------
Interest                                                                                        $ 10,137     $  9,522
Income taxes                                                                                       1,400        1,253
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

 (E)  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $115,112,000 and $94,409,000 at the end of September 1998 and 1997. The balance of loans serviced for others related to servicing rights that have been capitalized was $76,622,000 and $39,626,000 at September 30, 1998 and 1997.

Mortgage servicing rights activity in thousands of dollars for the period ended September 30, 1998 and 1997 follows:


                                                                              Nine Months Ended September 30,
      Unamortized cost of mortgage servicing rights                                   1998          1997
      ---------------------------------------------                                   ----          ----
      Balance at January 1                                                           $ 340         $ 185
      Amount capitalized year to date                                                  314           127
      Amount amortized year to date                                                    (97)          (22)
                                                                              -------------  ------------
      Balance at period end                                                          $ 557         $ 290

No valuation allowance was considered necessary for mortgage servicing rights at period end 1998 and 1997.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 29, 1998 and May 30, 1997 the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividends. The weighted average number of shares outstanding plus contingently issuable shares was 1,732,433 for 1998 and 1,728,620 for 1997.

NOTE 4 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under the standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the period ended September 30, follows:

                                                                              Nine Months Ended September 30,
      Other comprehensive income                                                      1998          1997
      --------------------------                                                      ----          ----
      Unrealized gains on securities arising during period                           $ 481         $ 167
      Reclassification for realized amount included in income                          (46)            -
                                                                              -------------  ------------
              Other comprehensive income, before tax                                   435           167
      Federal income tax expense                                                       148            57
                                                                              -------------  ------------
              Other comprehensive income                                             $ 287         $ 110

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and nine month periods ending September 30, 1998.

                               FINANCIAL CONDITION

SECURITIES
Maturities in the investment portfolio, as well as unfavorable market conditions for reinvestment during the quarter resulted in a slight decline in balances of securities, although balances continue to exceed 1997 levels. This is a result of recent trends of continued deposit growth that exceeds loan demand. The mix of the portfolio remained relatively unchanged from prior periods.

The table below shows total securities outstanding, in thousands of dollars, at September 30, and December 31, and their percentage of the total securities portfolio. Securities Held to Maturity consist primarily of municipal investments.

                                                                     September 30, 1998         December 31, 1997
                                                                  -------------------------  -------------------------
Securities Available for Sale:                                        Balance   % of total       Balance   % of total
                                                                      -------   ----------       -------   ----------
      U.S. Government Securities                                     $ 41,898        47.2%      $ 38,015        47.7%
      Asset Backed Corporate & Other Securities                         8,648         9.7%         4,120         5.2%
      Unrecognized Gain (Loss) on Securities                              789         0.9%           353         0.4%
                                                                ---------------------------  -------------------------
      Net Securities Available for Sale                                51,335        57.8%        42,488        53.3%
Securities Held to Maturity                                            37,415        42.2%        37,164        46.7%
                                                                ---------------------------  -------------------------
      Total Securities                                               $ 88,750       100.0%      $ 79,652       100.0%

LOANS
Loan volume flattened during the quarter, reversing the declining trend noted during the first two quarters. Personal loans continued to decline, but demand for business loans strengthened. In addition, balances in residential mortgages remained flat in spite of significant loan activity, as current low market rates have resulted in many owners of adjustable rate mortgages seeking to refinance into long term fixed rate loans. Since the bank does not retain these loans on its books but sells them on the secondary market, the result is a decline in loans carried on the portfolio. The offset is increased income from the sale and servicing of these sold loans.

The mix of the loan portfolio reflects this shift toward more commercial and fewer personal loans. Over the long term, the trend is toward an increased percentage of business loans, with slight declines in personal loans, while the percent of residential mortgages remains constant. The table below shows total loans outstanding, in thousands of dollars, at September 30, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                          September 30, 1998         December 31, 1997            September 30, 1997
                                         -----------------------  -------------------------  ------------------------
Portfolio loans:                           Balance   % of total       Balance   % of total       Balance   % of total
                                           -------   ----------       -------   ----------       -------   ----------
      Personal                           $  62,476        24.0%     $  70,308        26.5%     $  72,001        28.3%
      Business/commercial mtgs              80,127        30.8%        74,080        27.9%        70,010        27.6%
      Tax exempt                             1,437         0.6%         1,482         0.6%         1,536         0.6%
      Residential mortgage                 102,757        39.5%       104,800        39.5%        97,342        38.3%
      Construction                          13,268         5.1%        14,588         5.5%        13,186         5.2%
                                       -------------------------  -------------------------  ------------------------
              Total loans                $ 260,065       100.0%     $ 265,258       100.0%     $ 254,075       100.0%

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

                                                                      9/30/98     12/31/97       9/30/97
                                                                      -------     --------       -------
      Nonaccrual loans                                                $   543      $    71       $    74
      Loans past due 90 days or more                                      275          910           727
      Troubled debt restructurings                                        137          138             -
                                                                  -------------------------  ------------
              Total nonperforming loans                               $   955      $ 1,119       $   801
      Other real estate                                                   335          473           385
                                                                  -------------------------  ------------
              Total nonperforming assets                              $ 1,290      $ 1,592       $ 1,186
      Percent of total loans                                            0.50%        0.61%         0.47%

Nonperforming loan balances declined significantly from the relatively high levels experienced at December 31, 1997, but are up slightly from the levels noted at June 30, 1998. This increase is due to modest increases in balances of loans in nonaccrual status. Loans past due ninety days or more continued to decline during the quarter, following the trend seen in the past two quarters. Overall, nonperforming loans as a percent of total loans remain well below industry standards, and are much nearer the levels traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

The Company has maintained its provision for loan losses at first and second quarter 1998 levels, which represents an increase over the same period in 1997. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1998 and 1997 follows:

                                                                                      1998          1997
                                                                                      ----          ----
      Balance at beginning of period                                               $ 2,467       $ 2,320
      Loans charged off                                                               (738)         (702)
      Recoveries credited to allowance                                                 163            52
      Provision charged to operations                                                  824           600
                                                                              -------------  ------------
      Balance at end of period                                                     $ 2,716       $ 2,270

The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio.

DEPOSITS
Total deposits continued to grow during the quarter, but were down at September 30 as a result of temporary transfers from some business accounts. Noninterest bearing deposit balances enjoyed strong growth during the second quarter, and leveled off during the third quarter. Balances in other deposit accounts continued to increase, although balances in certificates of $100,000 or more declined during the quarter. Two factors contributed to this decline. First of all, normal seasonal fluctuations are typical for this type of account. Secondly, continued low levels of market rates have caused some depositors to seek rates higher than are currently available in the CD market. Management expects that deposit growth will continue, with anticipated growth from new markets as well as from consumer use of newer cash management account products.

In December of 1997, the Bank acquired the Dundee office of NBD Bank, resulting in an increase of $12.6 million of deposits. In addition, the Saline office of the Bank, opened in August of 1997, continues to enjoy strong deposit growth, also contributing to total deposit growth of the institution.

LIQUIDITY
The Bank continued to maintain an average funds sold position for the third quarter of 1998, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 1998 and 1997 and December 31, 1997. Dollars are shown in thousands.

                                                        Regulatory Guidelines             United Bancorp, Inc.
                                                       ----------------------             --------------------
                                                       Adequate          Well      9/30/98      12/31/97      9/30/97
                                                       --------          ----      -------      --------      -------
Tier 1 capital to average assets                             4%            5%         9.3%          9.3%         9.4%
Tier 1 risk adjusted capital ratio                           4%            6%        14.3%         13.2%        13.9%
Total risk adjusted capital ratio                            8%           10%        15.4%         14.2%        14.8%

Total shareholders' equity                                                        $ 38,174      $ 35,466     $ 34,639
Intangible assets                                                                   (2,294)       (2,487)      (1,352)
Unrealized (gain) loss on securities available for sale                               (520)         (233)        (239)
                                                                              -------------  -------------------------
      Tier 1 capital                                                                35,360        32,746       33,048
Qualifying loan loss reserves                                                        2,716         2,467        2,270
                                                                              -------------  -------------------------
      Tier 2 capital                                                              $ 38,076      $ 35,213     $ 35,318

                              RESULTS OF OPERATIONS

NET INTEREST INCOME
In general, the Company's spread remained virtually unchanged from the first and second quarters of 1998 and the third quarter of 1997. In fact, the absolue dollars of interest income and expense were substantially unchanged from the prior quarter. This has been accomplished in spite of continued declines in market rates that reduce income earned on assets. The Company continues to incrementally improve its ratio of interest earning assets to interest bearing liabilities.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the year-to-date periods ended September 30, 1998 and 1997.


                              YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                              -------------------------------------------------------------
                                       -------------------------------------------------------------------------------
dollars in thousands                                   1998                                    1997
--------------------
                                       -------------------------------------------------------------------------------
                                         Average     Interest       Yield/      Average       Interest      Yield/
                                         Balance       (b)           Rate       Balance          (b)         Rate
                                       -------------------------------------------------------------------------------
ASSETS
Interest earning assets (a)
Federal funds sold                       $   8,775     $    360         5.46%    $   5,387      $    213        5.28%
Taxable securities                          48,746        2,344         6.41%       49,464         2,393        6.45%
Tax exempt securities (b)                   35,275        2,049         7.75%       31,026         1,852        7.96%
Taxable loans                              259,828       17,510         8.99%      245,074        16,615        9.04%
Tax exempt loans (b)                         1,439           83         7.70%        1,221            71        7.75%
                                       -------------------------              ---------------------------
      Total int. earning assets (b)        354,063     $ 22,346         8.42%      332,172      $ 21,144        8.49%
                                       -------------------------              ---------------------------
Less allowance for loan losses              (2,576)                                 (2,292)
Other assets                                29,534                                  23,271
                                       ------------                           -------------
TOTAL ASSETS                             $ 381,021                               $ 353,151
                                       ============                           =============

LIABILITIES AND SHaREHOLDERS' EQUITY
NOW accounts                             $  42,741     $    526         1.64%    $  38,734      $    448        1.54%
Savings deposits                            72,833        1,542         2.82%       70,435         1,502        2.84%
CDs $100,000 and over                       35,691        1,537         5.74%       41,684         1,826        5.84%
Other interest bearing deposits            142,225        5,766         5.41%      123,397         5,213        5.63%
                                       -------------------------              ---------------------------
      Total int. bearing deposits          293,490        9,371         4.26%      274,250         8,989        4.37%
Short term borrowings                          704           28         5.38%        2,239            92        5.46%
Other borrowings                            10,607          484         6.08%       12,024           539        5.98%
                                       -------------------------              ---------------------------
      Total int. bearing liabilities       304,801        9,883         4.32%      288,513         9,620        4.45%
Noninterest bearing deposits                36,415                                  28,420
Other liabilities                            2,949                                   2,936
Shareholders' equity                        36,856                                  33,282
                                       ------------                           -------------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY               $ 381,021                               $ 353,151
                                       ============                           =============
Net interest income (b)                                $ 12,463                                 $ 11,524
                                                   =============                             ============
Net spread (b)                                                          4.09%                                   4.04%
                                                                  ============                           =============
Net yield on interest earning assets (b)                                4.69%                                   4.63%
                                                                  ============                           =============
Ratio of interest earning assets to
      interest bearing liabilities            1.16                                    1.15
                                       ============                           =============

 (a) Non-accrual loans and overdrafts are included in the average balances of loans.
 (b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, on a taxable equivalent basis, in thousands of dollars.

                                       -------------------------------------------------------------------------------
                                                 1998 Compared to 1997                   1997 Compared to 1996
                                       -------------------------------------------------------------------------------
                                          Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                       --------------------------------------     ------------------------------------
                                         Volume        Rate           Net         Volume        Rate            Net
                                         ------        ----           ---         ------        ----            ---
Interest earned on:
Federal funds sold                         $   138       $    8       $   146      $   142         $  (6)     $   136
Taxable securities                             (35)         (14)          (49)          47           151          198
Tax exempt securities                          248          (51)          197           52           (26)          26
Taxable loans                                  995         (100)          895        1,512            (1)       1,511
Tax exempt loans                                12            -            12            8            (6)           2
                                       -------------------------------------------------------------------------------
      Total interest income                $ 1,358       $ (157)      $ 1,201      $ 1,761         $ 112      $ 1,873
                                       ===============================================================================

                                       -------------------------------------------------------------------------------
                                                 1998 Compared to 1997                   1997 Compared to 1996
                                       -------------------------------------------------------------------------------
                                          Increase (Decrease) Due To: (a)         Increase (Decrease) Due To: (a)
                                       --------------------------------------     ------------------------------------
                                         Volume        Rate           Net         Volume        Rate         Net
                                         ------        ----           ---         ------        ----         ---
Interest paid on:
NOW accounts                               $    48       $   30       $    78      $    (8)        $ (70)     $   (78)
Savings deposits                                51          (11)           40         (107)            3         (104)
CDs $100,000 and over                         (258)         (31)         (289)         226             4          230
Other interest bearing deposits                770         (217)          553          821            18          839
Short term borrowings                          (62)          (1)          (63)         (52)            1          (51)
Other borrowings                               (64)           9           (55)         244            17          261
                                       -------------------------------------------------------------------------------
      Total interest expense               $   485       $ (221)      $   264      $ 1,124         $ (27)     $ 1,097
                                       ===============================================================================
Net change in net interest
      income                               $   873       $   64       $   937      $   637         $ 139      $   776
                                       ===============================================================================

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Income from nontraditional banking products and services continues to contribute to significant levels of noninterest income. Substantially all categories of noninterest income increased from the same period in 1997. While income from the sales and servicing of residential real estate mortgages slowed somewhat from levels achieved in the first quarter, strong volume reflects consumer preference for fixed rate mortgages that are subsequently sold on the secondary market, and generate income for current and future periods. In addition, earnings from the Trust & Investment group, as well as from the sales of nondeposit investment products, continue to increase at significant rates.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over the same periods of 1997, at a level consistent with that seen in the second quarter. This reflects continued growth and expansion of the Bank, with investments in additional computer equipment, as well as staff additions necessitated by growth in new markets. Total noninterest expense, excluding provision for loan losses, for the first nine months is 19.4% above the same period for 1997. However, a portion of this increase reflects the fact that the sales of nondeposit investment products are now being sold by Bank staff, as opposed to external contractors, as was the case in prior years. This results in more overhead, which is offset by the fact that more income is retained by the Company, rather than paid to a third party.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the third quarter of 1998.

NET INCOME
Consolidated net income was slightly behind second quarter level, and year to date, exceeded that of the same period in 1997 by 2.4%. This rate of growth slowed during the quarter from levels achieved during the first quarter, but Management anticipates that net income will continue to remain strong, and will exceed 1997 levels for the year, barring unforeseen circumstances.


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

Based on the results of the simulation model as of September 30, 1998, the Company would expect a maximum potential reduction in net interest margin of less than 4% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained virtually unchanged from the previouis quarter.

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


ITEM 2 -  CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 1998.


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 1998.


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.


ITEM 5 -  OTHER INFORMATION

      None.

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      27.   Financial Data Schedule.

 (b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
October 30, 1998


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