Form 10-Q/A
period 1998-09-30
UNITED BANCORP INC /MI/
filed 1999-02-10
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                     10-Q/A

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

                              CROSS REFERENCE TABLE


      ITEM NO.                                           DESCRIPTION                                         PAGE NO.
----------------------------------------------------------------------------------------------------------------------

                                       PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Condensed)
              (a)     Consolidated Balance Sheets                                                                   3
              (b)     Consolidated Statements of Income                                                             4
              (c)     Consolidated Statements of Changes in Shareholders' Equity                                    5
              (d)     Consolidated Statements of Cash Flows                                                         6
              (e)     Notes to Financial Statements                                                                 7

Item 2.       Management's Discussion and Analysis
              Financial Condition                                                                                   8
              Liquidity                                                                                            10
              Results of Operations                                                                                11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                           15


                                       PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                    16
Item 2.       Changes in Securities                                                                                16
Item 3.       Defaults Upon Senior Securities                                                                      16
Item 4.       Submission of Matters to a Vote of Security Holders                                                  16
Item 5.       Other Information                                                                                    16
Item 6.       Exhibits and Reports on Form 8-K                                                                     16

Signatures                                                                                                         17
Exhibit Index                                                                                                      18


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

YEAR 2000 READINESS
Federal banking regulators require specific actions of every financial institution to become Year 2000 ready. These guidelines require a bank to:
    - Ensure the involvement of the board of directors and management in the institution's Year 2000 effort
    - Adopt a written project plan
    - Renovate its mission-critical systems
    - Complete tests of the renovated mission-critical systems by specific deadlines
    - Plan for contingencies
    - Manage customer risk

United has an active Year 2000 committee that reports regularly on its progress to the Board of Directors. The Board has adopted a written plan, and continues to assess its risk. Management has determined which systems are mission-critical, and those which are not. Based on these determinations, a plan of action has been implemented. Key clients have been surveyed, and plans are underway to assess and manage customer risk.

Throughout the first nine months of 1998, the Company's Year 2000 task force has continued to monitor the readiness of its major data processing hardware and software providers, other critical vendor suppliers, and its large commercial customers.

United uses major external third party vendors to the banking industry for its mainframe and all personal computer hardware and software. These well-known, national third party providers for the mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested. The Company does not use any custom programmed software.

Earlier in 1998, United determined that its Unisys mainframe computer system, while Year 2000 compliant, did not have sufficient capacity for future growth. The Company has placed an order for a new Unisys mainframe to replace its old system, for installation during the fourth quarter of 1998. This system will provide a substantial increase in efficiency and capacity of operations. This new system will allow complete testing of its banking software provided by Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing will be completed by June 30, 1999 within the FFIEC published guidelines and no disruption in service due to a Year 2000 issue is anticipated.

Other systems are being tested, and all noncompliant systems will be replaced or abandoned. Some non-critical systems have been found to be noncompliant, due to their age, and will be replaced. The readiness of the software used for mission critical systems is included in the cost of our normal maintenance of those systems and we do not expect any additional charges. Some minor hardware and software replacements will be needed, and expenditures are expected to be less than $50,000. The staffing needed to complete the testing and implementation plan has been identified and is available. Other new software installations over the next 15 months will be restricted to assure that we can complete our Year 2000 plan.

Contingency planning has begun for mission critical tasks and will be continually monitored and updated to ensure uninterrupted customer services and backroom processing. United, however, cannot necessarily ensure uninterruption with certain vendors such as utility companies and phone companies, but those vendor plans are being monitored as an ongoing part of the assessment. Currently, all critical dates mandated by the regulators have been met by the data processing vendor and United is also on schedule for its review of any in-house critical systems, software, and equipment.

Overall, the cost of evaluating the Company's Year 2000 readiness and assuring its compliance will not have a measurable impact on the financial condition of the Company. United regularly provides for upgrades and replacement of its software and hardware, and the Year 2000 situation will not significantly impact those expenditures.

Major loan and deposit customers have been surveyed to evaluate the level of Year 2000 planning and readiness and to assess any potential risk. Currently, it is unknown what impact a high risk client's inability to pay its bank obligations will have on the adequacy of United's allowance for possible loan losses or its financial position.

United updates the Board of Directors and appropriate banking regulators regarding its Year 2000 readiness on a quarterly basis. No material affect on United's financial performance is anticipated, due to the systematic approach the Company has adopted to prepare for the Year 2000 date impact.

FORWARD-LOOKING STATEMENTS
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relate to United's expectations as to future events relating to such items as the adequacy of the allowance for loan losses, changes in economic conditions including interest rates, management's ability to manage interest rate, liquidity and credit risks, impact on operations and credit losses as it relates to the Year 2000 issue. Such statements are not statements of historical fact and are forward-looking statements. United believes the assumptions upon which these statements are founded are reasonable, based on management's knowledge of its business and operations; however, there is no assurance the assumptions will prove to have been correct. Furthermore, United undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Based on the results of the simulation model as of September 30, 1998, the Company would expect a maximum potential reduction in net interest margin of less than 4% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained virtually unchanged from the previous quarter.

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

United Bancorp, Inc.
January 29, 1999


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