Form 10-K405
period 1998-12-31
UNITED BANCORP INC /MI/
filed 1999-03-29
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                    38-2606280
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $59,580,000 (common stock, no par value.) As of March 1, 1999, there were outstanding 1,730,480 shares of registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 are incorporated by reference.


                                            CROSS REFERENCE TABLE
                                                                                                                    PAGE
ITEM NO.                                                 DESCRIPTION                                              NUMBERS
---------------------------------------------------------------------------------------------------------------------------

PART I
 1.    Business                                                                                                          3
       I     Selected Statistical Information                                                                            5
       II    Securities Portfolio                                                                                        6
       III   Loan Portfolio                                                                                              6
             (A)  Types of Loans                                                                                         6
             (B)  Maturities and Sensitivities of Loans to Changes in Interest                                           7
             (C)  Risk Elements                                                                                          7
             (D)  Other Interest Bearing Assets                                                                          7
       IV    Summary of Loan Loss Experience                                                                             8
             (A)  Changes in Allowance for Loan Losses                                                                   8
             (B)  Allocation of Allowance for Loan Losses                                                                9
       V     Deposits                                                                                                    9
       VI    Return on Equity and Assets                                                                                 9
       VII   Short-term Borrowings                                                                                       9
2.     Properties                                                                                                       10
3.     Legal Proceedings                                                                                                10
4.     Submission of Matters to a Vote of Security Holders                                                              10

PART II
5.     Market for Registrant's Common Equity and Related Stockholder Matters                                            10
6.     Selected Financial Data                                                                                          11
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations                            11
7A.    Quantitative and Qualitative Disclosures About Market Risk                                                       12
8.     Financial Statement and Supplementary Data                                                                       12
9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure                             12

PART III
10.    Directors and Executive Officers of the Registrant                                                               12
11.    Executive Compensation                                                                                           12
12.    Security Ownership of Certain Beneficial Owners and Management                                                   12
13.    Certain Relationships and related Transactions                                                                   12

PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                 13

       Signatures                                                                                                       15
       Exhibit Index                                                                                                    16

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

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-31 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed on Pages A-22 and A-23 of the Company's Proxy, and is incorporated herein by reference.

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

Employees
On December 31, 1998, the Bank employed 157 full-time and 33 part-time employees. This compares to 149 full time and 38 part time employees as of December 31, 1997. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

I      SELECTED STATISTICAL INFORMATION

 (A)   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
 (B)   INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 and A-4 of the Company's Proxy Statement, and are incorporated herein by reference.

II     SECURITIES PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 1998. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable                         0 - 1       1 - 5       5 - 10      Over 10
Available For Sale                                               Year        Years       Years        Years       Total
                                                                 ----        -----       -----        -----       -----
U.S. Treasury and Government Agencies (1)                         $ 9,025    $ 34,459      $ 4,608         $ -    $ 48,092
       Weighted average yield                                       5.69%       6.52%        7.04%           -       6.41%
Other Securities (2)                                                2,324       7,388          664           -      10,376
       Weighted average yield                                       7.55%       6.05%        6.18%           -       6.40%
                                                              -------------------------------------------------------------
       Total Securities                                          $ 11,349    $ 41,847      $ 5,272         $ -    $ 58,468
             Weighted average yield                                 6.07%       6.44%        6.93%           -       6.41%

Held to Maturity

Tax Exempt Securities of States and
       Political Subdivisions                                     $ 3,781    $ 19,160      $ 6,506     $ 5,879    $ 35,326
       Weighted average yield                                       7.87%       7.91%        7.29%       8.33%       7.86%
Other Securities (2)                                                1,093         500            -           -       1,593
       Weighted average yield                                       5.42%       6.17%                                5.66%
                                                              -------------------------------------------------------------
       Total Securities                                           $ 4,874    $ 19,660      $ 6,506     $ 5,879    $ 36,919
             Weighted average yield                                 7.32%       7.87%        7.29%       8.33%       7.77%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

The Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-7 and in Note 4 on Pages A-24 and A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

III    LOAN PORTFOLIO
(A)    TYPES OF LOANS

The table below shows loans outstanding (net of unearned interest) at December
31. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                                 1998        1997         1996        1995        1994
                                                                 -----       -----        ----        ----        ----
       Personal                                                  $ 58,797    $ 70,308     $ 69,477    $ 57,418    $ 47,102
       Business and commercial mortgages                           82,521      74,080       65,823      56,946      56,765
       Tax exempt                                                   1,381       1,482        1,078       1,224       1,513
       Residential mortgage (1)                                   104,903     104,800       94,255      97,000     101,329
       Construction loans                                          22,647      14,588       11,220       5,239       4,050
                                                              -------------------------------------------------------------
             Total loans (1)                                     $270,249    $265,258     $241,853    $217,827    $210,759
                                                              =============================================================

        (1)  Includes loans held for sale

(B)    MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1998, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                                              0 - 1        1 - 5       After 5
                                                                               Year        Years        Years        Total
                                                                               ----        -----        -----        -----
       Business - fixed rate                                                 $  6,359     $ 25,433     $ 10,676    $  42,468
       Business - variable rate                                                 6,904       21,097       12,052       40,053
       Tax exempt - fixed rate                                                      8          232          908        1,148
       Tax exempt - variable rate                                                 233            -            -          233
       Construction loans -fixed rate                                           8,683        1,283          114       10,080
       Construction loans -variable rate                                       12,567            -            -       12,567
                                                                          ----------------------------------------------------
             Total fixed rate                                                  15,050       26,948       11,698       53,696
             Total variable rate                                               19,704       21,097       12,052       52,853
                                                                          ----------------------------------------------------
                  Total Loans                                                $ 34,754     $ 48,045     $ 23,750    $ 106,549
                                                                             ========     ========     ========    =========

(C)    RISK ELEMENTS
        Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonperforming loans for the year ended December 31, in thousands of dollars:

                                                                                                                  1998
                                                                                                                  ----
       Gross amount of interest that would have been recorded at original rate                                        $ 33
       Interest that was included in revenue                                                                             8
                                                                                                               ------------
       Net impact on interest revenue                                                                                 $ 25
                                                                                                               ============


Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Page A-7, in Note 1 on Page A-21,
Note 5 on Page A-25 and Note 6 on Page A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

At December 31, 1998, the Bank had two loans, other than those disclosed above, for a total of $205,000 which would cause management to have concerns as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Bank's "watch list" and were classified as impaired, however, payments are current.

(D)     OTHER INTEREST BEARING ASSETS

As of December 31, 1998, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV     SUMMARY OF LOAN LOSS EXPERIENCE
(A)    CHANGES IN ALLOWANCE FOR LOAN LOSSES

The Bank's allowance for loan losses was 1.04% of total loans at December 31, 1998 and 0.93% at December 31, 1997. The table below summarizes changes in the allowance for loan losses for the years 1994 through 1998, stated in thousands of dollars.

                                     CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                                 1998        1997         1996         1995       1994
                                                                 -----       -----        ----         ----       ----
Balance at beginning of period                                    $ 2,467     $ 2,320      $ 2,197     $ 2,127     $ 2,074
                                                              -------------------------------------------------------------
Charge-offs:
       Business loans                                                   9          95           25           6          19
       Residential mortgages                                            -           7            -           -           2
       Personal loans                                               1,097       1,087          547         355         222
                                                              -------------------------------------------------------------
        Total charge-offs                                           1,106       1,189          572         361         243
                                                              -------------------------------------------------------------
Recoveries:
       Business loans                                                  29           8            5           4          12
       Residential mortgages                                            -           -            9           -           -
       Personal loans                                                 161          73           53          66          35
                                                              -------------------------------------------------------------
        Total recoveries                                              190          81           67          70          47
                                                              -------------------------------------------------------------
Net charge-offs                                                       916       1,108          505         291         196
                                                              -------------------------------------------------------------
Additions charged to operations                                     1,248       1,255          628         361         249
                                                              -------------------------------------------------------------
Balance at end of period                                          $ 2,799     $ 2,467      $ 2,320     $ 2,197     $ 2,127
                                                              =============================================================
Ratio of net charge-offs to average loans                           0.35%       0.44%        0.22%       0.14%       0.09%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,248,000 in 1998, compared to $1,255,000 in 1997 and $628,000 in 1996. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.34% of the portfolio.

(B)    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, and the percent of loans in each category to total loans, as of December 31.

                                        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                        ---------------------------------------

                                      1998                              1997                                 1996
                            ----------------------            ------------------------             ------------------------
                                 Amount   Percent                  Amount     Percent                   Amount     Percent
                            ----------------------            ------------------------             ------------------------
Business                          $ 864     30.5%                   $ 842       27.9%                  $ 1,012       27.2%
Tax exempt                            -      0.5%                       -        0.6%                        -        0.5%
Residential mortgage                 36     38.8%                      33       39.5%                       27       39.0%
Personal                            762     21.8%                     792       26.5%                      362       28.7%
Construction                          -      8.4%                       -        5.5%                        -        4.6%
Unallocated                       1,137                               800                                  919
                            ------------                      ------------                         ------------
Total                           $ 2,799    100.0%                 $ 2,467      100.0%                  $ 2,320      100.0%
                            ======================            ========================             ========================

                                      1995                              1994
                            ----------------------            ------------------------
                                 Amount   Percent                  Amount     Percent
                            ----------------------            ------------------------
Business                        $ 1,056     26.1%                   $ 455       27.0%
Tax exempt                            -      0.6%                       -        0.7%
Residential mortgage                 34     44.5%                      57       48.1%
Personal                            230     26.4%                     169       22.3%
Construction                          -      2.4%                       -        1.9%
Unallocated                         877                             1,446
                            ------------                      ------------
Total                           $ 2,197    100.0%                 $ 2,127      100.0%
                            ======================            ========================

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V      DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-3 and maturities of time deposits is provided in Note 9 on Page A-27 of the Company's Proxy Statement, and is incorporated herein by reference.

VI     RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 of the Company's Proxy Statement, and is incorporated herein by reference.

VII    SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-27 of the Company's Proxy Statement, and is incorporated herein by reference.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5 -          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK
The following table shows the high and low selling prices of common stock of the Company for each quarter of 1998 and 1997 as reported by Investment Management & Research, Inc. These prices do not reflect private trades not involving Investment Management & Research, Inc. The common stock of the Company is traded over the counter. The Company had 969 shareholders as of December 31, 1998. The prices and dividends per share have been adjusted to reflect the 1998 and 1997 stock dividends.

                                                     1998                                             1997
                                        ----------------------------------            -------------------------------------

                                            MARKET PRICE         CASH                       MARKET PRICE          CASH
                                        ---------------------- DIVIDENDS              ------------------------- DIVIDENDS
             QUARTER                      HIGH        LOW      DECLARED                   HIGH         LOW      DECLARED
             -------                    ----------------------------------            -------------------------------------
             1st                         $37.62     $35.24      $0.248                   $31.74      $29.93      $0.218
             2nd                          42.00      37.62       0.260                    33.33       31.74       0.229
             3rd                          44.00      42.00       0.280                    35.24       33.33       0.247
             4th                          44.00      44.00       0.400                    35.24       35.24       0.362

ITEM 6 -     SELECTED FINANCIAL DATA

The following table presents five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).

FINANCIAL CONDITION                                                 1998        1997          1996        1995        1994
                                                                    -----       -----         ----        ----        ----
ASSETS
Cash and demand balances in other banks                          $ 12,348    $ 10,406     $ 10,252    $ 10,017     $ 7,049
Federal funds sold                                                      -           -       11,400       8,700           -
Securities available for sale                                      58,468      42,488       44,990      45,420      41,900
Securities held to maturity                                        36,919      37,164       33,348      30,495      32,896
Net loans                                                         267,450     262,791      239,533     215,630     208,632
Other assets                                                       18,510      17,422       13,847      13,174      13,784
                                                              -------------------------------------------------------------
       Total Assets                                              $393,695    $370,271     $353,370    $323,436    $304,261
                                                              =============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                                     $ 42,468    $ 31,924     $ 30,335    $ 29,565    $ 26,712
Interest bearing certificates of deposit of
  $100,000 or more                                                 31,108      38,714       42,060      34,439      24,016
Other interest bearing deposits                                   263,691     246,197      225,308     221,168     213,556
                                                              -------------------------------------------------------------
       Total deposits                                             337,267     316,835      297,703     285,172     264,284
Short term borrowings                                               3,874       4,942          609         578       6,800
Other borrowings                                                   10,900      10,000       20,000       6,000       6,000
Other liabilities                                                   2,890       3,028        3,010       2,833       2,019
                                                              -------------------------------------------------------------
       Total Liabilities                                          354,931     334,805      321,322     294,583     279,103
Shareholders' Equity                                               38,764      35,466       32,048      28,853      25,158
                                                              -------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                $393,695    $370,271     $353,370    $323,436    $304,261
                                                              =============================================================

RESULTS OF OPERATIONS                                               1998        1997          1996        1995        1994
                                                                    -----       -----         ----        ----        ----
Interest income                                                  $ 28,993    $ 27,705     $ 25,351    $ 23,492    $ 20,667
Interest expense                                                   13,032      12,893       11,614      11,084       9,419
                                                              -------------------------------------------------------------
       Net Interest Income                                         15,961      14,812       13,737      12,408      11,248
Provision for loan losses                                           1,248       1,255          628         361         249
Noninterest income                                                  5,400       4,124        3,662       2,978       2,294
Noninterest expense                                                13,208      10,852       10,307       9,568       8,538
                                                              -------------------------------------------------------------
       Income before Federal income tax                             6,905       6,829        6,464       5,457       4,755
Federal income tax                                                  1,803       1,816        1,713       1,422       1,171
                                                              -------------------------------------------------------------
       Net Income                                                 $ 5,102     $ 5,013      $ 4,751     $ 4,035     $ 3,584
                                                              =============================================================

Basic and diluted earnings per share (1)                           $ 2.95      $ 2.90       $ 2.75      $ 2.34      $ 2.08

(1) Per share data is based on average shares outstanding plus average contingently issuable shares and has been adjusted to reflect the stock split in 1994 and stock dividends paid in 1998, 1997 and 1996.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this section is contained on pages A-2 through A-14 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 7A -         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is contained on pages A-10 through A-12 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 8 -          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained on pages A-17 through A-33 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                    PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, and is incorporated herein by reference, as follows:

                                                                                Pages in
                                                                                  Proxy
                                                                                Statement
                                                                                ---------
ITEM 10 -         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               2-5

ITEM 11 -         EXECUTIVE COMPENSATION                                           5-7

ITEM 12 -         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT                                                  9-10


ITEM 13 -         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   4-5

Information appearing on page 5 and in Note 14 on Page A-29 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14 -         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a) The following documents are filed as a part of this report:
          1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:

                                                                                                                Pages in
                                                                                                                  Proxy
                                                                                                               Statement
                                                                                                               ---------
                  Consolidated Balance Sheets - December 31, 1998 and 1997                                        A-17

                  Consolidated Statements of Income -
                  Years Ended December 31, 1998, 1997 and 1996                                                    A-18

                  Consolidated Statements of Cash Flows -
                  Years Ended December 31, 1998, 1997 and 1996                                                    A-19

                  Consolidated Statements of Changes in Shareholders' Equity -
                  Years Ended December 31, 1998, 1997 and 1996                                                    A-20

                  Notes to Consolidated Financial Statements                                                      A-21

                  Report of Crowe, Chizek and Company LLP, Certified Public Accountants,
                  Dated January 22, 1999                                                                          A-16

          2. Not applicable.

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1998.

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

       13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

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

       /S/ David S. Hickman                                   March 10, 1999
       ---------------------------------                      --------------
       David S. Hickman, President and                            Date
       Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 10, 1999.

/S/ John J. Wanke                                  /S/ Dale L. Chadderdon
----------------------------------------           -------------------------------------------------
John J. Wanke                                      Dale L. Chadderdon, Senior Vice
Executive Vice President, Director                 President, Secretary and Treasurer

/S/ L. Donald Bush                                 /S/ James C. Lawson
----------------------------------------           -------------------------------------------------
L. Donald Bush, Director                           James C. Lawson, Director

/S/ Joseph D. Butcko                               /S/ David E. Maxwell
----------------------------------------           -------------------------------------------------
Joseph D. Butcko, Director                         David E. Maxwell, Director

/S/ Patrick D. Farver                              /S/ Kathryn M. Mohr
----------------------------------------           -------------------------------------------------
Patrick D. Farver, Director                        Kathryn M Mohr, Director

/S/ John H. Foss                                   /S/ Richard R. Niethammer
----------------------------------------           -------------------------------------------------
John H. Foss, Director                             Richard R. Niethammer, Director

/S/ Richard A. Gurdjian                            /S/ John R. Robertstad
----------------------------------------           -------------------------------------------------
Richard A. Gurdjian, Director                      John R. Robertstad, Director

/S/ Ann Hinsdale Knisel                            /S/ Jeffrey T. Robideau
----------------------------------------           -------------------------------------------------
Ann Hinsdale Knisel, Director                      Jeffrey T. Robideau, Director

/S/ Jeffrey A. Kuhman                              /S/ Richard Whelan
----------------------------------------           -------------------------------------------------
Jeffrey A. Kuhman, Director                        Richard Whelan, Director

                                  EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION                        PAGE NO.
-----------                         -----------                       ----------
Exhibit 21                    Subsidiaries                                17
Exhibit 27                    Financial Data Schedule                     18