Form 10-Q
period 1999-03-31
UNITED BANCORP INC /MI/
filed 1999-05-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q

               [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

       Yes         [x]                No              [ ]

As of April 15, 1999, there were outstanding 1,730,251 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                         DESCRIPTION                                         PAGE NO.
---------------------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Condensed)
        (a)      Consolidated Balance Sheets                                                3
        (b)      Consolidated Statements of Income                                          4
        (c)      Consolidated Statements of Changes in Shareholders' Equity                 5
        (d)      Consolidated Statements of Cash Flows                                      6
        (e)      Notes to Financial Statements                                              7

Item 2. Management's Discussion and Analysis
        Financial Condition                                                                 8
        Liquidity                                                                          10
        Results of Operations                                                              10

Item 3. Quantitative and Qualitative Disclosures about Market Risk                         14


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                  15
Item 2. Changes in Securities                                                              15
Item 3. Defaults Upon Senior Securities                                                    15
Item 4. Submission of Matters to a Vote of Security Holders                                16
Item 5. Other Information                                                                  16
Item 6. Exhibits and Reports on Form 8-K                                                   16

Signatures                                                                                 16
Exhibit Index                                                                              17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS


(a) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands of dollars                                                March 31,     December 31,      March 31,
                                                                         1999            1998             1998
                                                                    -------------  ----------------  ------------
ASSETS
Cash and demand balances in other banks                               $  14,037      $    12,348      $   12,234
Federal funds sold                                                          800                -           2,300
                                                                      ---------      -----------      ----------
Total cash and cash equivalents                                          14,837           12,348          14,534

Securities available for sale                                            48,650           58,468          45,378
Securities held to maturity (fair value of
   $36,860, $37,999 and $41,933, respectively)                           35,952           36,919          40,929
                                                                      ---------      -----------      ----------
Total securities                                                         84,602           95,387          86,307

Loans held for sale                                                         957              535             605
Portfolio loans                                                         274,092          269,714         261,253
                                                                      ---------      -----------      ----------
Total loans                                                             275,049          270,249         261,858
Less: allowance for loan losses                                           2,887            2,799           2,516
                                                                      ---------      -----------      ----------
Net loans                                                               272,162          267,450         259,342

Premises and equipment, net                                              12,229           11,406          10,860
Accrued interest receivable and other assets                              8,242            7,104           6,910
                                                                      ---------      -----------      ----------
TOTAL ASSETS                                                          $ 392,072      $   393,695      $  377,953
                                                                      =========      ===========      ==========

LIABILITIES
Deposits
   Noninterest bearing                                                $  42,669      $    42,468      $   34,718
   Interest bearing certificates of deposit of $100,000 or more          30,264           31,108          37,489
   Other interest bearing deposits                                      266,231          263,691         255,688
                                                                      ---------      -----------      ----------
Total deposits                                                          339,164          337,267         327,895

Federal funds and other short term borrowings                                 -            3,874             650
Other borrowings                                                         10,900           10,900          10,000
Accrued interest payable and other liabilities                            2,600            2,890           3,161
                                                                      ---------      -----------      ----------
TOTAL LIABILITIES                                                       352,664          354,931         341,706

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
   1,730,195, 1,730,480 and 1,645,974 shares issued and
   outstanding, respectively                                             19,858           19,837          16,389
Stock dividend payable                                                    3,893                -           3,292
Retained earnings                                                        15,459           18,607          16,335
Accumulated other comprehensive income (loss)                               198              320             231
                                                                      ---------      -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                               39,408           38,764          36,247
                                                                      ---------      -----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 392,072      $   393,695      $  377,953
                                                                      =========      ===========      ==========


The accompanying notes are an integral part of these consolidated financial statements.


(b) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                    Three Months Ended
In thousands of dollars, except per share data                            March 31,
                                                                   ---------------------
                                                                      1999        1998
                                                                   ---------   ---------
INTEREST INCOME
Interest and fees on loans
   Taxable                                                         $  5,773    $  5,886
   Tax exempt                                                            19          19
Interest on securities
   Taxable                                                              813         712
   Tax exempt                                                           466         476
Interest on federal funds sold                                            4         119
                                                                   --------    --------
Total interest income                                                 7,075       7,212

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                 394         565
Interest on other deposits                                            2,314       2,604
Interest on short term borrowings                                        45          12
Interest on other borrowings                                            165         149
                                                                   --------    --------
Total interest expense                                                2,918       3,330
                                                                   --------    --------
NET INTEREST INCOME                                                   4,157       3,882
Provision for loan losses                                               315         275
                                                                   --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   3,842       3,607

NONINTEREST INCOME
Service charges on deposit accounts                                     408         376
Trust & Investment fee income                                           462         373
Gains on securities transactions                                         10           -
Loan sales and servicing                                                196         291
Sales of nondeposit investment products                                 153         131
Other income                                                            161         147
                                                                   --------    --------
Total noninterest income                                              1,390       1,318

NONINTEREST EXPENSE
Salaries and employee benefits                                        1,986       1,720
Occupancy and equipment expense                                         600         605
Other expense                                                           988       1,000
                                                                   --------    --------
Total noninterest expense                                             3,574       3,325
                                                                   --------    --------
INCOME BEFORE FEDERAL INCOME TAX                                      1,658       1,600
Federal income tax                                                      427         409
                                                                   --------    --------
NET INCOME                                                         $  1,231    $  1,191
                                                                   ========    ========

Basic and diluted earnings per share                               $   0.71    $   0.69
Cash dividends declared per share of common stock                      0.28        0.25


The accompanying notes are an integral part of these consolidated financial statements.


(c) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
In thousands of dollars, except per share data                                                       Accumulated
                                                                          Stock                     Other Compre-
                                                            Common      Dividend      Retained         hensive
                                                             Stock       Payable      Earnings          Income          Total
                                                          ---------    ----------   -----------    --------------    ----------

Balance, December 31, 1997                                $ 16,366     $      -     $  18,867      $       233       $ 35,466

Net Income                                                                              1,191                           1,191
Net change in unrealized gains on securities                                                                (2)            (2)
                                                                                                                     --------
  Total comprehensive income                                                                                            1,189

Cash dividends declared                                                                  (428)                           (428)
5% stock dividend declared, 82,301 shares at $40                          3,292        (3,292)                              -
Common stock and contingently issuable stock                    23            -            (3)               -             20
                                                          --------     --------     ---------      -----------       --------
Balance, March 31, 1998                                   $ 16,389     $  3,292     $  16,335      $       231       $ 36,247
                                                          ========     ========     =========      ===========       ========


Balance, December 31, 1998                                $ 19,837     $      -     $  18,607      $       320       $ 38,764

Net Income                                                                              1,231                           1,231
Net change in unrealized gains on securities                                                              (122)          (122)
                                                                                                                     --------
  Total comprehensive income                                                                                            1,109

Cash dividends declared                                                                  (484)                           (484)
5% stock dividend declared, 86,512 shares at $45                          3,893        (3,893)                              -
Common stock and contingently issuable stock                    21            -            (2)               -             19
                                                          --------     --------     ---------      -----------       --------
Balance, March 31, 1999                                   $ 19,858     $  3,893     $  15,459      $       198       $ 39,408
                                                          ========     ========     =========      ===========       ========


The accompanying notes are an integral part of these consolidated financial statements.


(d) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                             Three Months Ended
In thousands of dollars                                                              March 31,
                                                                              -----------------------
                                                                                  1999        1998
                                                                              -----------  ----------
Cash Flows from Operating Activities
------------------------------------
Net Income                                                                     $  1,231    $  1,191
                                                                               --------    --------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
-------------------------------------------------------------------------
Depreciation and amortization                                                       425         376
Provision for loan losses                                                           315         275
Change in loans held for sale                                                      (422)       (465)
Change in accrued interest receivable and other assets                           (1,201)       (489)
Change in accrued interest payable and other liabilities                            (19)        331
                                                                               --------    --------
Total adjustments                                                                  (902)         28
                                                                               --------    --------
Net cash from operating activities                                                  329       1,219
                                                                               --------    --------

Cash Flows from Investing Activities
------------------------------------
Securities available for sale
   Purchases                                                                        -        (4,441)
   Maturities and calls                                                           7,152         374
   Principal payments                                                             2,439       1,169
Securities held to maturity
   Purchases                                                                       (620)     (5,969)
   Maturities and calls                                                           1,578       2,210
Change in portfolio loans                                                        (4,605)      3,639
Premises and equipment expenditures, net                                         (1,134)       (239)
                                                                               --------    --------
Net cash from investing activities                                                4,810      (3,257)
                                                                               --------    --------

Cash Flows from Financing Activities
------------------------------------
Net change in deposits                                                            1,897      11,060
Net change in short term borrowings                                              (3,874)     (4,292)
Proceeds from stock transactions                                                     21          23
Dividends paid                                                                     (694)       (625)
                                                                               --------    --------
Net cash from financing activities                                               (2,650)      6,166
                                                                               --------    --------
Net change in cash and cash equivalents                                           2,489       4,128

Cash and cash equivalents at beginning of year                                   12,348      10,406
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $ 14,837    $ 14,534
                                                                               ========    ========

Cash Paid During the Period for
-------------------------------
Interest                                                                       $  3,030    $  3,321
Income taxes                                                                        -           -
                                                                               ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

(e) NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $122,862,000 and $104,734,000 at the end of March 1999 and 1998. The balance of loans serviced for others related to servicing rights that have been capitalized was $95,404,000 and $58,770,000 at March 31, 1999 and 1998.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 1999 and 1998 follows:


   Unamortized cost of mortgage servicing rights               1999           1998
   ---------------------------------------------         ----------     ----------
   Balance at January 1                                  $     646      $     340
   Amount capitalized year to date                              80            128
   Amount amortized year to date                               (39)           (40)
                                                         ---------      ---------
   Balance at period end                                 $     687      $     428
                                                         =========      =========


No valuation allowance was considered necessary for mortgage servicing rights at period end 1999 and 1998.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 29, 1998 the Company issued a 5% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding plus contingently issuable shares was 1,735,442 for 1999 and 1,731,638 for 1998.

NOTE 4 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under this new standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the three months ended March 31, follows:

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
   Other comprehensive income                                               1999          1998
   --------------------------                                         ----------     ---------
   Unrealized gains on securities arising during period               $    (176)     $     (3)
   Reclassification for realized amount included in income                   (9)            -
                                                                      ---------      --------
     Other comprehensive income, before tax                                (185)           (3)
   Federal income tax expense                                               (63)           (1)
                                                                      ---------      --------
     Other comprehensive income                                       $    (122)     $     (2)
                                                                      =========      ========


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 1999.

                              FINANCIAL CONDITION

SECURITIES
Investment securities balances declined during the first three months of 1999, reflecting an increase in loan demand experienced by the Bank. Maturities within the portfolio were not replaced, in part in anticipation of an inflow of excess funds during the second quarter of 1999. The addition of approximately $20 million of deposits resulting from the acquisition of the Manchester, Michigan office of Great Lakes National Bank will undoubtedly cause an increase in securities during the second quarter of the year.

The mix of the securities portfolio remained relatively unchanged during the quarter. The chart below shows the mix of the portfolio, in thousands of dollars.

                                                                     3/31/1999       12/31/1998      3/31/1998
                                                                    -----------     ------------    -----------
   U.S. Treasury and agency securities                                    23.3%            28.2%          22.8%
   Mortgage backed agency securities                                      22.0%            22.3%          25.0%
   Tax exempt obligations of states and political subdivisions            41.9%            37.0%          41.5%
   Corporate, taxable municipal and asset backed securities               12.8%            12.5%          10.7%
                                                                     ---------       ----------      ---------
      Total Securities                                                   100.0%           100.0%         100.0%
                                                                     =========       ==========      =========

LOANS
Loan growth during the first quarter of 1999 exceeded the levels achieved in 1998. During the first three months, annualized loan growth was 7.1%, compared to 1.9% for all of 1998. Business loans and residential mortgages led the increases, while other personal loan categories declined.

The mix of the loan portfolio reflected this growth trend, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. The table below shows total loans outstanding, in thousands of dollars at March 31, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                                March 31, 1999             December 31, 1998                 March 31, 1998
                                            -------------------------    ------------------------      --------------------------
Portfolio loans:                               Balance     % of total      Balance     % of total           Balance    % of total
----------------                               -------     ----------      -------     ----------           -------    ----------
   Personal                                 $  55,403           20.1%    $ 58,797           21.8%      $    65,868          25.2%
   Business/commercial mtgs                    85,594           31.1%      82,521           30.5%           77,290          29.5%
   Tax exempt                                   1,794            0.7%       1,381            0.5%            1,448           0.6%
   Residential mortgage                       108,269           39.4%     104,903           38.8%          103,238          39.4%
   Construction                                23,989           8.72%      22,647           8.38%           14,014          5.35%
                                            ---------      ---------     --------      ---------       -----------     ---------
      Total loans                           $ 275,049         100.00%    $270,249         100.00%      $   261,858        100.00%
                                            =========      =========     ========      =========       ===========     =========

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

                                          3/31/1999    12/31/1998       3/31/1998
                                         -----------  ------------    -------------
   Nonaccrual loans                        $    778     $     821      $       241
   Loans past due 90 days or more               205           194              753
   Troubled debt restructurings                 136           136              138
                                           --------     ---------      -----------
      Total nonperforming loans            $  1,119     $   1,151      $     1,132
   Other real estate                            335           335              335
                                           --------     ---------      -----------
      Total nonperforming assets           $  1,454     $   1,486      $     1,467
   Percent of total loans                     0.53%         0.54%            0.56%

Nonperforming loans remained relatively unchanged from December 31, 1998 and March 31, 1998. Although categories are virtually unchanged from December 31, 1998, loans past due ninety days or more declined from March of 1998, while nonaccrual loans increased during the period. Nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

The Company has increased its provision for loan losses over the same period in 1998 as a result of the increase in loan volume. The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 1999 and 1998 follows:

                                                          1999            1998
                                                    ----------     -----------
   Balance at beginning of period                   $   2,799      $    2,467
   Loans charged off                                     (283)           (307)
   Recoveries credited to allowance                        56              81
   Provision charged to operations                        315             275
                                                    ---------      ----------
   Balance at end of period                         $   2,887      $    2,516
                                                    =========      ==========

DEPOSITS
Total deposits continued to grow during the quarter, although the rate of growth of noninterest bearing and interest bearing balances continue to fluctuate with swings in corporate and public fund balances. The category of other interest bearing deposit balances enjoyed the greatest growth during the quarter, reflecting continued growth in Cash Management and Certificates of Deposit accounts. During the second quarter of 1999, United Bank & Trust will acquire the deposits of the Manchester office of Great Lakes Bank, contributing approximately $20 million to deposit totals. Management anticipates that deposit growth during 1999 will be steady, with anticipated growth from new markets, as well as from consumer use of newer cash management account products.

LIQUIDITY
The Bank maintained an average funds sold position for the first quarter of 1999, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 1999 and 1998 and December 31, 1998. Dollars are shown in thousands.

                                                           Regulatory Guidelines          United Bancorp, Inc.
                                                           ---------------------          --------------------
                                                           Adequate      Well     3/31/1999   12/31/1998   3/31/1998
                                                          ----------  ---------- ---------- ------------ -----------
   Tier 1 capital to average assets                           4%           5%          9.5%         9.4%        8.9%
   Tier 1 risk adjusted capital ratio                         4%           6%         14.1%        14.0%       13.4%
   Total risk adjusted capital ratio                          8%          10%         15.2%        15.0%       14.4%

   Total shareholders' equity                                                     $  39,408    $  38,764   $  36,247
   Intangible assets                                                                 (2,167)      (2,230)     (2,423)
   Unrealized (gain) loss on securities available for sale                             (198)        (320)       (231)
                                                                                  ---------    ---------   ---------
      Tier 1 capital                                                                 37,043       36,214      33,593
   Qualifying loan loss reserves                                                      2,887        2,799       2,516
                                                                                  ---------    ---------   ---------
      Tier 2 capital                                                              $  39,930    $  39,013   $  36,109
                                                                                  =========    =========   =========


                             RESULTS OF OPERATIONS

NET INTEREST INCOME
In general, yields declined for the first quarter of 1999 compared to the fourth quarter of 1998 and the same period in 1998. At the same time, the Company's cost of funds dropped compared to the prior quarter, and continued to decline compared to the same period in 1998. This resulted in improved net interest income and spread over the same period of 1998 and the prior quarter.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended March 31, 1999 and 1998.


                                      YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                                            -------------------------------------- ---------------------------------------
dollars in thousands                                        1999                                    1998
                                            -------------------------------------- ---------------------------------------
                                              Average      Interest      Yield/        Average     Interest      Yield/
                                              Balance         (b)         Rate         Balance       (b)         Rate
                                            ----------- ------------ ------------- ------------- ------------ ------------
ASSETS
Interest earning assets (a)
Federal funds sold                          $     328   $        4         4.46%    $    8,829   $      119          5.40%
Taxable securities                             52,654          813         6.17%        44,206          712          6.45%
Tax exempt securities (b)                      35,431          675         7.62%        35,311          689          7.80%
Taxable loans                                 270,912        5,773         8.52%       263,236        5,885          8.94%
Tax exempt loans (b)                            1,463           27         7.48%         1,471           28          7.57%
                                            ---------   ----------                  ----------   ----------
    Total int. earning assets (b)             360,788        7,292         8.08%       353,053        7,434          8.42%
Less allowance for loan losses                 (2,841)                                  (2,482)
Other assets                                   33,028                                   28,790
                                            ---------                               ----------
TOTAL ASSETS                                $ 390,975                               $  379,361
                                            =========                               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                $  51,542   $      225         1.74%    $   40,896   $      145          1.42%
Savings deposits                               71,999          399         2.22%        74,493          533          2.86%
CDs $100,000 and over                          30,703          394         5.13%        39,114          565          5.77%
Other interest bearing deposits               140,303        1,691         4.82%       140,655        1,926          5.48%
                                            ---------   ----------                  ----------   ----------
    Total int. bearing deposits               294,547        2,708         3.68%       295,158        3,169          4.29%
Short term borrowings                           3,686           45         4.91%           804           12          5.87%
Other borrowings                               10,900          165         6.05%        10,000          149          5.98%
                                            ---------   ----------                  ----------   ----------
    Total int. bearing liabilities            309,133        2,918         3.78%       305,962        3,330          4.35%
Noninterest bearing deposits                   40,110                                   34,184
Other liabilities                               2,506                                    3,225
Shareholders' equity                           39,226                                   35,990
                                            ---------                               ----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $ 390,975                               $  379,361
                                            =========                               ==========
Net interest income (b)                                 $    4,374                               $    4,103
                                                        ==========                               ==========
Net spread (b)                                                             4.31%                                     4.07%
                                                                      =========                                    ======
Net yield on interest earning assets (b)                                   4.85%                                     4.65%
                                                                      =========                                    ======
Ratio of interest earning assets to
    interest bearing liabilities                 1.17                                     1.15
                                            =========                               ==========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the three months ended March 31, on a taxable equivalent basis, in thousands of dollars.

                                            1999 Compared to 1998                   1998 Compared to 1997
                                   ---------------------------------------- ------------------------------------------
                                        Increase (Decrease) Due To: (a)         Increase (Decrease) Due To: (a)
                                        -------------------------------         -------------------------------
                                       Volume        Rate          Net         Volume           Rate            Net
                                   -------------- ------------ ------------ -------------- ---------------- ----------
Interest earned on:
Federal funds sold                  $     (98)    $    (18)    $   (116)    $     (46)     $        5       $    (41)
Taxable securities                        131          (31)         100           (50)             11            (39)
Tax exempt securities                       2          (16)         (14)           81             (12)            69
Taxable loans                             169         (281)        (112)          524              60            584
Tax exempt loans                            -            -            -             8               -              8
                                    ---------     --------     --------     ---------      ----------       --------
    Total interest income           $     204     $   (346)    $   (142)    $     517      $       64       $    581
                                    =========     ========     ========     =========      ==========       ========

                                            1999 Compared to 1998                   1998 Compared to 1997
                                   ---------------------------------------- ------------------------------------------
                                        Increase (Decrease) Due To: (a)         Increase (Decrease) Due To: (a)
                                        -------------------------------         -------------------------------
                                       Volume        Rate          Net         Volume           Rate            Net
                                   -------------- ------------ ------------ -------------- ---------------- ----------
Interest paid on:
NOW accounts                        $      42     $     37     $     79     $      10      $      (31)      $    (21)
Savings deposits                          (17)        (117)        (134)           31              17             48
CDs $100,000 and over                    (113)         (58)        (171)          (49)              -            (49)
Other interest bearing deposits            (5)        (231)        (236)          246             (24)           222
Short term borrowings                      35           (2)          33             3               1              4
Other borrowings                           13            2           15           (90)              3            (87)
                                    ---------     --------     --------     ---------      ----------       --------
   Total interest expense           $     (45)    $   (369)    $   (414)    $     151      $      (34)      $    117
                                    =========     ========     ========     =========      ==========       ========
Net change in net interest
   income                           $     249     $     23     $    272     $     366      $       98       $    464
                                    =========     ========     ========     =========      ==========       ========

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Income from nontraditional banking products and services has contributed to significant increases in noninterest income over prior periods. All categories of noninterest income increased from the same period in 1998. In addition, earnings from the Trust & Investment group, as well as from the sales of nondeposit investment products, continue to increase at significant rates. Overall, total noninterest income for the first three months is up 5.5% over the same period of 1998.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over the same periods of 1998, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first three months is 7.5% above the same period for 1998.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the first quarter of 1999.

NET INCOME
Consolidated net income exceeded that of the same period in 1998 by 3.4%, however, it was slightly behind fourth quarter levels. Management anticipates that net income will continue to remain strong for the remainder of the year.

YEAR 2000 READINESS
Federal banking regulators require specific actions of every financial institution to become Year 2000 ready. These guidelines require a bank to:
- Ensure the involvement of the board of directors and management in the institution's Year 2000 effort
- Adopt a written project plan
- Renovate its mission-critical systems
- Complete tests of the renovated mission-critial systems by specific deadlines
- Plan for contingencies
- Manage customer risk

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

Throughout the first quarter of 1999, the Company's Year 2000 task force has continued to monitor the readiness of its major data processing hardware and software providers, other critical vendor suppliers, and its large commercial customers.

United uses major external third party vendors to the banking industry for its mainframe and all personal computer hardware and software. These well-known, national third party providers for the mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested. The Company does not use any custom programmed software.

In 1998, United determined that its Unisys mainframe computer system, while Year 2000 compliant, did not have sufficient capacity for future growth. In the fourth quarter of 1998, the Company installed a new Unisys mainframe to replace its previous system. This system provides a substantial increase in efficiency and capacity of operations, and allowed complete testing of its banking software provided by Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing will be completed by June 30, 1999 within the FFIEC published guidelines and no disruption in service due to a Year 2000 issue is anticipated.

Other systems are being tested, and all noncompliant systems will be replaced or abandoned. Some non-critical systems have been found to be noncompliant, due to their age, and will be replaced. The readiness of the software used for mission critical systems is included in the cost of our normal maintenance of those systems and we do not expect any additional charges. Some minor hardware and software replacements will be needed, and expenditures are expected to be less than $50,000. The staffing needed to complete the testing and implementation plan has been identified and is available. Other new software installations over the next 9 months will be restricted to assure that we can complete our Year 2000 plan.

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

FORWARD-LOOKING STATEMENTS
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations relate to United's expectations as to future events relating to such items as the adequacy of the allowance for loan losses, changes in economic conditions including interest rates, management's ability to manage interest rate, liquidity and credit risks, impact on operations and credit losses as it relates to the Year 200 issue. Such statements are not statements of historical fact and are forward-looking statements. United believes the assumptions upon which these statements are founded are reasonable, based on management's knowledge of its business and operations; however, there is no assurance the assumptions will prove to have been correct. Furthermore, United undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the results of the simulation model as of March 31, 1999, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained virtually unchanged from the previouis quarter.

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

ITEM 1-LEGAL PROCEEDINGS

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

ITEM 2-CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 1999.


ITEM 3-DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 1999.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 5-OTHER INFORMATION

    None.


ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27 Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
April 30, 1999


   /S/ Dale L. Chadderdon
   ------------------------------------------------
   Dale L. Chadderdon
   Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
--------------------------------------------------------------------------------
   27                          Financial Data Schedule