Form 10-Q
period 1999-06-30
UNITED BANCORP INC /MI/
filed 1999-08-12
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

              | | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            -------------------------

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

          Yes              |X|                   No                | |

As of July 15, 1999, there were outstanding 1,816,984 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                                         DESCRIPTION                                                    PAGE NO.
------------------------------------------------------------------------------------------------------------------------
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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(A)   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands of dollars                                                          June 30,     December 31,     June 30,
                                                                                  1999            1998           1998
                                                                               ----------     -----------     ---------
ASSETS
Cash and demand balances in other banks                                        $  13,098     $  12,348      $  20,947
Federal funds sold                                                                 4,300             -          1,300
                                                                               ---------     ---------      ---------
Total cash and cash equivalents                                                   17,398        12,348         22,247

Securities available for sale                                                     52,161        58,468         50,263
Securities held to maturity (fair value of
      $33,755, $37,999 and $40,888, respectively)                                 33,402        36,919         39,947
                                                                               ---------     ---------      ---------
Total securities                                                                  85,563        95,387         90,210

Loans held for sale                                                                  199           535            661
Portfolio loans                                                                  281,235       269,714        259,656
                                                                               ---------     ---------      ---------
Total loans                                                                      281,434       270,249        260,317
Less: allowance for loan losses                                                    3,043         2,799          2,627
                                                                               ---------     ---------      ---------
Net loans                                                                        278,391       267,450        257,690

Premises and equipment, net                                                       12,969        11,406         11,299
Accrued interest receivable and other assets                                       9,199         7,104          6,506
                                                                               ---------     ---------      ---------
TOTAL ASSETS                                                                   $ 403,520     $ 393,695      $ 387,952
                                                                               =========     =========      =========

LIABILITIES
Deposits
      Noninterest bearing                                                      $  44,353     $  42,468      $  46,010
      Interest bearing certificates of deposit of $100,000 or more                29,089        31,108         34,387
      Other interest bearing deposits                                            277,272       263,691        255,852
                                                                               ---------     ---------      ---------
Total deposits                                                                   350,714       337,267        336,249

Federal funds and other short term borrowings                                          -         3,874            658
Other borrowings                                                                  10,624        10,900         10,900
Accrued interest payable and other liabilities                                     2,484         2,890          3,015
                                                                               ---------     ---------      ---------
TOTAL LIABILITIES                                                                363,822       354,931        350,822

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
      1,816,984, 1,730,480 and 1,728,657 shares issued and
      outstanding, respectively                                                   23,769        19,837         19,708
Retained earnings                                                                 16,184        18,607         17,155
Accumulated other comprehensive income (loss)                                       (255)          320            267
                                                                               ---------     ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                        39,698        38,764         37,130
                                                                               ---------     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 403,520     $ 393,695      $ 387,952
                                                                               =========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands of dollars, except per share data

                                                          Three Months Ended   Six Months Ended
                                                              June 30,              June 30,
                                                          -------------------------------------
                                                            1999      1998     1999      1998
                                                          -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans
      Taxable                                             $ 5,909   $ 5,807   $11,682   $11,692
      Tax exempt                                               23        19        42        38
Interest on securities
      Taxable                                                 804       801     1,617     1,513
      Tax exempt                                              435       469       901       945
Interest on federal funds sold                                 49       129        53       249
                                                          -------   -------   -------   -------
Total interest income                                       7,220     7,225    14,295    14,437

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more       370       501       763     1,065
Interest on other deposits                                  2,409     2,611     4,723     5,215
Interest on short term borrowings                               1         8        46        20
Interest on other borrowings                                  166       166       331       316
                                                          -------   -------   -------   -------
Total interest expense                                      2,946     3,286     5,863     6,616
                                                          -------   -------   -------   -------
NET INTEREST INCOME                                         4,274     3,939     8,432     7,821
Provision for loan losses                                     315       274       630       549
                                                          -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         3,959     3,665     7,802     7,272

NONINTEREST INCOME
Service charges on deposit accounts                           512       430       920       805
Trust & Investment fee income                                 518       407       980       780
Gains on securities transactions                                1         9        12         9
Loan sales and servicing                                      149       255       345       546
Sales of nondeposit investment products                       159       138       311       269
Other income                                                  188       134       349       282
                                                          -------   -------   -------   -------
Total noninterest income                                    1,527     1,373     2,917     2,691

NONINTEREST EXPENSE
Salaries and employee benefits                              2,050     1,770     4,037     3,490
Occupancy and equipment expense                               626       593     1,226     1,198
Other expense                                               1,119       942     2,107     1,943
                                                          -------   -------   -------   -------
Total noninterest expense                                   3,795     3,305     7,370     6,631
                                                          -------   -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                            1,691     1,733     3,349     3,332
Federal income tax                                            443       453       870       861
                                                          -------   -------   -------   -------
NET INCOME                                                $ 1,248   $ 1,280   $ 2,479   $ 2,471
                                                          =======   =======   =======   =======

Basic and diluted earnings per share                      $  0.68   $  0.70   $  1.36   $  1.36
Cash dividends declared per share of common stock            0.28      0.25      0.55      0.48

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars, except per share data

                                                                                          Accumulated
                                                                                          Other Compre-
                                                                Common        Retained        hensive
                                                                Stock         Earnings        Income         Total
                                                                -------       --------     -------------   --------
Balance, December 31, 1997                                      $ 16,366      $ 18,867        $  233       $ 35,466

Net Income                                                                       2,471                        2,471
Net change in unrealized gains (losses) on securities                                             34             34
                                                                                                           --------
    Total comprehensive income                                                                                2,505

Cash dividends declared                                                           (877)                        (877)
5% stock dividend declared, 82,298 shares at $40                   3,292        (3,292)                           -
Common stock and contingently issuable stock                          50           (14)            -             36
                                                                --------      --------        ------       --------
Balance, June 30, 1998                                          $ 19,708      $ 17,155        $  267       $ 37,130
                                                                ========      ========        ======       ========


Balance, December 31, 1998                                      $ 19,837      $ 18,607        $  320       $ 38,764

Net Income                                                                       2,479                        2,479
Net change in unrealized gains (losses) on securities                                           (575)          (575)
                                                                                                           --------
    Total comprehensive income                                                                                1,904

Cash dividends declared                                                           (993)                        (993)
5% stock dividend declared, 86,512 shares at $45                   3,893        (3,893)                           -
Common stock and contingently issuable stock                          39           (16)            -             23
                                                                --------      --------       -------       --------
Balance, June 30, 1999                                          $ 23,769      $16,184        $ (255)       $ 39,698
                                                                ========      ========       =======       ========


The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                       Six Months Ended
      In thousands of dollars                                                      June 30
                                                                            ---------------------
                                                                              1999         1998
                                                                            --------    ---------
Cash Flows from Operating Activities
Net Income                                                                  $  2,479    $  2,471
                                                                            --------    --------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                    901         755
Provision for loan losses                                                        630         549
Change in loans held for sale                                                    336        (521)
Change in accrued interest receivable and other assets                        (2,266)       (156)
Change in accrued interest payable and other liabilities                          75         147
                                                                            --------    --------
Total adjustments                                                               (324)        774
                                                                            --------    --------
Net cash from operating activities                                             2,155       3,245
                                                                            --------    --------

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                              (13,121)    (14,294)
      Sales                                                                     --         1,000
      Maturities and calls                                                    14,166       2,809
      Principal payments                                                       4,292       2,744
Securities held to maturity
      Purchases                                                               (1,198)    (11,725)
      Maturities and calls                                                     4,706       8,977
Change in portfolio loans                                                    (11,907)      5,073
Premises and equipment expenditures, net                                      (2,185)     (1,001)
                                                                            --------    --------
Net cash from investing activities                                            (5,247)     (6,417)
                                                                            --------    --------

Cash Flows from Financing Activities
Net change in deposits                                                        13,447      19,414
Net change in short term borrowings                                           (3,874)     (4,284)
Proceeds from other borrowings                                                  --         3,900
Principal payments on other borrowings                                          (276)     (3,000)
Proceeds from stock transactions                                                  23          36
Dividends paid                                                                (1,178)     (1,053)
                                                                            --------    --------
Net cash from financing activities                                             8,142      15,013
                                                                            --------    --------
Net change in cash and cash equivalents                                        5,050      11,841

Cash and cash equivalents at beginning of year                                12,348      10,406
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 17,398    $ 22,247
                                                                            ========    ========

Cash Paid During the Period for
Interest                                                                    $  5,820    $  6,768
Income taxes                                                                     900         850
                                                                            ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $124,578,000 and $110,667,000 at the end of June 1999 and 1998. The balance of loans serviced for others related to servicing rights that have been capitalized was $98,705,000 and $68,682,000 at June 30, 1999 and 1998.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 1999 and 1998 follows:

      Unamortized cost of mortgage servicing rights                                  1999          1998
      ---------------------------------------------                                  ----          ----
      Balance at January 1                                                          $ 646         $ 340
      Amount capitalized year to date                                                 137           231
      Amount amortized year to date                                                   (69)          (71)
                                                                                    -----         -----
      Balance at period end                                                         $ 714         $ 500
                                                                                    =====         =====

No valuation allowance was considered necessary for mortgage servicing rights at period end 1999 and 1998.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 28, 1999 and May 29, 1998 the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding plus contingently issuable shares was 1,822,483 for 1999 and 1,818,643 for 1998.

NOTE 4 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under this new standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the period ended June 30, follows:

                                                                                Six Months Ended June 30,
                                                                                -------------------------
      Other comprehensive income                                                    1999           1998
      --------------------------                                                ----------      ---------
      Unrealized gains (losses) on securities arising during period             $     (860)     $      52
      Reclassification for realized amount included in income                          (11)            (1)
                                                                                ----------      ---------
          Other comprehensive income, before tax                                      (871)            51
      Federal income tax expense (benefit)                                            (296)            17
                                                                                ----------      ---------
          Other comprehensive income                                            $     (575)     $      34
                                                                                ==========      =========

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and six month periods ending June 30, 1999.

                               FINANCIAL CONDITION

SECURITIES
Investment securities balances increased during the second three months of 1999, reflecting an increase in deposits as the result of the acquisition of the Manchester, Michigan office of Great Lakes National Bank during April of 1999.

A number of maturities within the municipal bond portfolio during May contributed to a decline in that segment of the portfolio from March 31. However, The mix of the securities portfolio remained relatively unchanged during the quarter. The chart below shows the mix of the portfolio.

                                                                                6/30/1999    12/31/1998      6/30/1998
                                                                                ---------    ----------      ---------
      U.S. Treasury and agency securities                                           23.9%         28.2%          22.4%
      Mortgage backed agency securities                                             22.4%         22.3%          26.0%
      Tax exempt obligations of states and political subdivisions                   38.5%         37.0%          38.9%
      Corporate, taxable municipal and asset backed securities                      15.2%         12.5%          12.7%
                                                                                --------      --------       --------
          Total Securities                                                         100.0%        100.0%         100.0%
                                                                                ========      ========       ========

LOANS
Loan growth continued to be strong in the second quarter of 1999. During the second three months, annualized loan growth was 9.3%, compared to 7.1% for the first quarter of the year. Business loans and residential mortgages led the increases, while all categories other than tax exempt loans recorded increases.

The mix of the loan portfolio continues to reflect this growth trend, although overall the mix has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. The table below shows total loans outstanding, in thousands of dollars at June 30, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                          June 30, 1999            December 31, 1998             June 30, 1998
                                       ----------------------    ------------------------    ------------------------
Portfolio loans:                         Balance   % of total     Balance     % of total     Balance       % of total
                                       ---------   ----------    ---------    -----------    ---------     ----------
      Personal                         $  57,363        20.4%    $  58,797          21.8%    $  63,977          24.6%
      Business/commercial mtgs            85,732        30.5%       82,521          30.5%       78,405          30.1%
      Tax exempt                           1,737         0.6%        1,381           0.5%        1,390           0.5%
      Residential mortgage               110,375        39.2%      104,903          38.8%      102,591          39.4%
      Construction                        26,227         9.3%       22,647           8.4%       13,954           5.4%
                                       ---------   ---------     ---------    -----------    ---------     ----------
          Total loans                  $ 281,434      100.00%    $ 270,249        100.00%    $ 260,317        100.00%
                                       =========   =========     =========    ===========    =========     ==========

CREDIT QUALITY
The Company continues to maintain a high level of asset quality compared to peers, as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. In addition, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio.

Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans contractually past due 90 days or more as to interest or principal payments (but not included in the nonaccrual loans in (1) above;) and
(3) other loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (exclusive of loans in (1) or (2) above.) The aggregate amount of nonperforming loans, in thousands of dollars, is shown in the table below. The Company's classification of nonperforming loans are generally consistent with loans identified as impaired.

                                                                 6/30/1999     12/31/1998     6/30/1998
                                                                 ---------     ----------     ---------
      Nonaccrual loans                                           $   1,015     $      821     $     295
      Loans past due 90 days or more                                   295            194           376
      Troubled debt restructurings                                     135            136           137
                                                                 ---------     ----------     ---------
          Total nonperforming loans                              $   1,445     $    1,151     $     808
      Other real estate                                                335            335           335
                                                                 ---------     ----------     ---------
          Total nonperforming assets                             $   1,780     $    1,486     $   1,143
      Percent of total loans                                          0.63%          0.53%         0.44%

Balances in nonperforming loans were up from March 31, 1999 and December 31, 1998. Loans past due ninety days or more and nonaccrual loans both increased during the period. Nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

As a result of continued loan growth, the Company has maintained its provision for loan losses at the same level as in the first quarter of 1999, which reflects an increase over the same period in 1998. The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 1999 and 1998 follows:

                                                                                  1999          1998
                                                                                 -------      -------
      Balance at beginning of period                                             $ 2,799      $ 2,467
      Loans charged off                                                             (486)        (512)
      Recoveries credited to allowance                                               100          123
      Provision charged to operations                                                630          549
                                                                                 -------      -------
      Balance at end of period                                                   $ 3,043      $ 2,627
                                                                                 =======      =======

DEPOSITS
Deposit totals continued to grow during the quarter, in part as a result of the acquisition of the deposits of the Manchester office of Great Lakes Bank. During the quarter, the Bank also completed a major restructuring of its transaction account products, resulting in the loss of a number of accounts, as was anticipated. However, the average balances of accounts increased, and improvement in deposit account service charges is anticipated in the second half of the year as a result of this restructuring. Management anticipates that deposit growth during 1999 will be steady, with continued growth from new and existing markets.

LIQUIDITY
The Bank maintained an average funds sold position for the first half of 1999, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 1999 and 1998 and December 31, 1998. Dollars are shown in thousands.

                                                   Regulatory Guidelines                United Bancorp, Inc.
                                                   ---------------------                --------------------
                                                   Adequate       Well          6/30/1999    12/31/1998     6/30/1998
                                                   --------       ----          ---------    ----------     ---------
      Tier 1 capital to average assets                4%           5%                8.9%          9.4%          9.1%
      Tier 1 risk adjusted capital ratio              4%           6%               13.5%         14.0%         13.7%
      Total risk adjusted capital ratio               8%          10%               14.6%         15.0%         14.7%

      Total shareholders' equity                                                 $39,698      $ 38,764      $ 37,130
      Intangible assets                                                           (4,503)       (2,230)       (2,359)
      Unrealized (gain) loss on securities available for sale                        255          (320)         (267)
                                                                                 -------      --------      --------
          Tier 1 capital                                                          35,450        36,214        34,504
      Qualifying loan loss reserves                                                3,043         2,799         2,627
                                                                                 -------      --------      --------
          Tier 2 capital                                                         $38,493      $ 39,013      $ 37,131
                                                                                 =======      ========      ========

                              RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest margin remained relatively unchanged for the second quarter compared to the first quarter of 1999, and was improved from the same period in 1998. At the same time, the company's spread continued to show improvement over prior periods. Continued loan growth has provided the bulk of this improvement over 1998 levels.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended June 30, 1999 and 1998.

         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES


dollars in thousands                                     1999                                 1998
--------------------                  --------------------------------------------------------------------------------
                                      Average      Interest      Yield/       Average       Interest            Yield/
                                      Balance        (b)          Rate        Balance          (b)               Rate
                                      -------        ---          ----        -------          ---               ----
ASSETS
Interest earning assets (a)
Federal funds sold                    $   2,295      $    53        4.62%      $   9,153       $   249          5.44%
Taxable securities                       52,754        1,617        6.13%         46,989         1,513          6.44%
Tax exempt securities (b)                34,385        1,311        7.62%         35,222         1,368          7.77%
Taxable loans                           273,548       11,682        8.54%        260,638        11,692          8.97%
Tax exempt loans (b)                      1,613           61        7.52%          1,441            55          7.63%
                                      ---------      -------                   ---------       -------
      Total int. earning assets (b)     364,595       14,724        8.08%        353,443        14,877          8.42%
Less allowance for loan losses           (2,892)                                  (2,531)
Other assets                             34,854                                   29,273
                                      ---------                                ---------
TOTAL ASSETS                          $ 396,557                                $ 380,185
                                      =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                          $  53,821      $   478        1.77%      $  41,862       $   324          1.55%
Savings deposits                         72,529          793        2.19%         73,337         1,051          2.87%
CDs $100,000 and over                    29,790          763        5.12%         36,970         1,065          5.76%
Other interest bearing deposits         143,874        3,453        4.80%        141,842         3,841          5.42%
                                      ---------      -------                   ---------       -------
      Total int. bearing deposits       300,014        5,486        3.66%        294,011         6,281          4.27%
Short term borrowings                     1,861           46        4.99%            726            20          5.52%
Other borrowings                         10,875          331        6.08%         10,460           316          6.03%
                                      ---------      -------                   ---------       -------
      Total int. bearing liabilities    312,750        5,863        3.75%        305,197         6,616          4.34%
Noninterest bearing deposits             41,699                                   35,371
Other liabilities                         2,617                                    3,211
Shareholders' equity                     39,491                                   36,406
                                      ---------                                ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $ 396,557                                $ 380,185
                                      =========                                =========
Net interest income (b)                              $ 8,860                                   $ 8,261
                                                     =======                                   =======
Net spread (b)                                                      4.33%                                       4.08%
                                                                    ====                                       =====
Net yield on interest earning assets (b)                            4.86%                                       4.67%
                                                                    ====                                       =====
Ratio of interest earning assets to
      interest bearing liabilities         1.17                                     1.16
                                      =========                                =========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.

The table below shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                             1999 Compared to 1998                     1998 Compared to 1997
                                             ---------------------                     ---------------------
                                        Increase (Decrease) Due To: (a)             Increase (Decrease) Due To: (a)
                                        -------------------------------             -------------------------------
                                         Volume        Rate         Net           Volume         Rate           Net
                                         ------        ----         ---           ------         ----           ---
Interest earned on:
Federal funds sold                      $  (163)     $   (33)    $   (196)        $   57         $   5        $  62
Taxable securities                          179          (76)         103            (88)            9          (79)
Tax exempt securities                       (32)         (25)         (57)           180           (33)         147
Taxable loans                               565         (575)         (10)           819           (11)         808
Tax exempt loans                              7           (1)           6             13            (1)          12
                                        -------      -------     --------         ------         -----        -----
      Total interest income             $   556      $  (710)    $   (154)        $  981         $ (31)       $ 950
                                        =======      =======     ========         ======         =====        =====

                                              1999 Compared to 1998                    1998 Compared to 1997
                                        --------------------------------          -----------------------------------
                                        Increase (Decrease) Due To: (a)            Increase (Decrease) Due To: (a)
                                        --------------------------------          -----------------------------------
                                         Volume         Rate         Net           Volume         Rate           Net
                                        --------     --------    -------          --------      --------     --------
Interest paid on:
NOW accounts                              $  101       $   53       $  154         $   25         $  (9)        $  16
Savings deposits                             (11)        (247)        (258)            56            32            88
CDs $100,000 and over                       (192)        (110)        (302)          (139)          (11)         (150)
Other interest bearing deposits               54         (442)        (388)           505          (120)          385
Short term borrowings                         28           (2)          26            (38)            2           (36)
Other borrowings                              12            3           15            (76)            5           (71)
                                          ------       ------       ------         ------         -----         -----
      Total interest expense              $   (8)      $ (745)      $ (753)        $  333         $(101)        $ 232
                                          ======       ======       ======         ======         =====         =====
Net change in net interest
      income                              $  564       $   35       $  599         $  648         $  70         $ 718
                                          ======       ======       ======         ======         =====         =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Noninterest income continues to improve over prior periods. All categories of noninterest income increased from the same period in 1998, while all categories other than income from loan sales and servicing improved from the prior quarter. In addition, earnings from the Trust & Investment group continue to increase at significant rates, reflecting the strong growth experienced by the department. Overall, on an annualized basis, total noninterest income is up 9.9% over the first quarter, and is up 8.4% year to date over same period of 1998.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over prior periods, reflecting continued growth and expansion of the Bank. Additions to Bank facilities and staff contribute immediately to expenses, but will contribute to earnings in future periods. Total noninterest expense for the year, excluding provision for loan losses, is 11.1% over the same period for 1998, and is 6.2% higher than first quarter levels. Substantially all of this increase relates to growth and expansion of the Bank.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the second quarter of 1999.

NET INCOME
Consolidated net income during the first half of the year was substantially unchanged from the same period in 1998, and income for the second quarter was behind that of the second quarter of 1998. Likewise, second quarter income for 1999 was substantially unchanged from net earnings of the first quarter, as a result of the investments made in staff and facilities to generate future growth and income. Management anticipates that benefits of this expansion will begin to be evident in the third quarter of the year, and will exceed 1998 levels for the balance of the year.

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

- Complete tests of the renovated mission-critial systems by specific deadlines
-    Plan for contingencies
-    Manage customer risk

United has an active Year 2000 committee that reports regularly on its progress to the Board of Directors. The Board has adopted a written plan, and continues to assess its risk. Management has determined which systems are mission-critical, and those which are not. Based on these determinations, a plan of action has been implemented. Key clients have been surveyed, and plans are underway to assess and manage client risk.

Through the second quarter of 1999, the Company's Year 2000 task force has continued to monitor the readiness of its major data processing hardware and software providers, other critical vendor suppliers, and its large commercial customers.

United uses major external third party vendors to the banking industry for its mainframe and all personal computer hardware and software. These well-known, national third party providers for the mission critical systems have provided written assurances that they are Year 2000 ready and their systems have been fully tested. The Company does not use any custom programmed software.

In 1998, United determined that its Unisys mainframe computer system, while Year 2000 compliant, did not have sufficient capacity for future growth. In the fourth quarter of 1998, the Company installed a new Unisys mainframe to replace its previous system. This system provides a substantial increase in efficiency and capacity of operations, and allowed complete testing of its banking software provided by Information Technology, Inc. during the installation of the hardware, without any disruption to daily processing and customer service. All testing was completed by June 30, 1999 within the FFIEC published guidelines and no disruption in service due to a Year 2000 issue is anticipated.

Other systems are being tested, and all noncompliant systems will be replaced or abandoned. Some non-critical systems have been found to be noncompliant, due to their age, and will be replaced. The readiness of the software used for mission critical systems is included in the cost of our normal maintenance of those systems and we do not expect any additional charges. Some minor hardware and software replacements will be needed, and expenditures are expected to be less than $50,000. The staffing needed to complete the testing and implementation plan has been identified and is available. Other new software installations for the balance of the year will be restricted to assure that we can complete our Year 2000 plan.

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

During the second quarter of 1999, the Bank installed an auxilliary power generator at its main office, and began the process of installation of a generator at its Operations Center. The generators are capable of powering the entire building where installed, and will assure continued operation of the Bank's data center and operations areas in the event of a power failure. While the Bank does not expect systemic power failures, the generators also provide protection from power failure from causes other than Year 2000 issues, including storms.

The Company has evaluated its anticipated liquidity needs relating to potential cash demands, and has established a liquidity contingency policy. Management believes that sufficient liquidity sources are available to provide the Bank with adequate funding for any special cash needs that might develop.

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

Based on the results of the simulation model as of June 30, 1999, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained virtually unchanged from the previouis quarter.

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

ITEM 1- LEGAL PROCEEDINGS

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

ITEM 2- CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 1999.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 1999.


ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 20, 1999. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,730,251 voting shares outstanding on April 20, 1999.

The following directors were elected to three year terms:

                                                                                   For          Against       Abstain
                                                                                   ---          -------       -------
      John H. Foss                  Re-elected                                  1,170,893         4,418            -
      David S. Hickman              Re-elected                                  1,175,272            39            -
      Ann Hinsdale Knisel           Re-elected                                  1,157,887        17,424            -
      John R. Roberstad             Re-elected                                  1,170,546         4,765            -
      Jeffrey T. Robideau           Re-elected                                  1,174,272         1,039            -
      Scott F. Hill                 Newly elected                               1,158,044        17,267            -

Directors Berlin, Bush, Butcko, Farver, Gurdijan, Kuhman, Lawson, Martin, Maxwell, Mohr, Niethammer, and Wanke hold terms which continue after the meeting. Director Whelan has retired from the Board and did not stand for re-election.

Crowe, Chizek and Company LLP of Grand Rapids, Michigan were ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 1999. The vote was as follows:

                                                         For          Against       Abstain
                                                         ---          -------       -------
      Ratification of auditors                         1,154,799        130         20,382



No other matters were considered by shareholders at that meeting.


ITEM 5- OTHER INFORMATION

      None.


ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K): 27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
July 30, 1999


      /S/ Dale L. Chadderdon
      --------------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
--------------------------------------------------------------------------------

      27                            Financial Data Schedule