Form 10-Q
period 1999-09-30
UNITED BANCORP INC /MI/
filed 1999-11-12
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q



            |X|    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

            |_|    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

           Yes              |X|                   No                |_|

As of October 15, 1999, there were outstanding 1,816,956 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                           DESCRIPTION                                          PAGE NO.
-------------------------------------------------------------------------------------------------------

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS


(A)   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands of dollars

                                                                              September 30,   December 31,   September 30,
                                                                                   1999           1998           1998
                                                                              -------------   ------------   -------------
ASSETS
Cash and demand balances in other banks                                         $  14,627     $  12,348      $  11,616
Federal funds sold                                                                      -             -          7,100
                                                                                ---------     ---------      ---------
Total cash and cash equivalents                                                    14,627        12,348         18,716

Securities available for sale                                                      49,572        58,468         51,335
Securities held to maturity (fair value of
      $34,413, $37,999 and $48,669, respectively)                                  34,176        36,919         37,415
                                                                                ---------     ---------      ---------
Total securities                                                                   83,748        95,387         88,750

Loans held for sale                                                                     -           535            227
Portfolio loans                                                                   293,650       269,714        259,838
                                                                                ---------     ---------      ---------
Total loans                                                                       293,650       270,249        260,065
Less: allowance for loan losses                                                     3,218         2,799          2,716
                                                                                ---------     ---------      ---------
Net loans                                                                         290,432       267,450        257,349

Premises and equipment, net                                                        12,976        11,406         11,148
Accrued interest receivable and other assets                                        9,883         7,104          7,111
                                                                                ---------     ---------      ---------
TOTAL ASSETS                                                                    $ 411,666     $ 393,695      $ 383,074
                                                                                =========     =========      =========

LIABILITIES
Deposits
      Noninterest bearing                                                       $  44,480     $  42,468      $  37,452
      Interest bearing certificates of deposit of $100,000 or more                 32,157        31,108         32,211
      Other interest bearing deposits                                             274,833       263,691        260,581
                                                                                ---------     ---------      ---------
Total deposits                                                                    351,470       337,267        330,244

Federal funds and other short term borrowings                                       6,700         3,874            667
Other borrowings                                                                   10,624        10,900         10,900
Accrued interest payable and other liabilities                                      2,377         2,890          3,089
                                                                                ---------     ---------      ---------
TOTAL LIABILITIES                                                                 371,171       354,931        344,900

SHAREHOLDERS' EQUITY
Common stock, no par value; 5,000,000 shares authorized;
      1,816,956, 1,730,480 and 1,728,490 shares issued and
      outstanding, respectively                                                    23,787        19,837         19,725
Retained earnings                                                                  16,977        18,607         17,929
Accumulated other comprehensive income (loss)                                        (269)          320            520
                                                                                ---------     ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                         40,495        38,764         38,174
                                                                                ---------     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 411,666     $ 393,695      $ 383,074
                                                                                =========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands of dollars, except per share data

                                                                     Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                              ---------------------------------------------------------
                                                                     1999          1998          1999           1998
                                                              ---------------- -------------  ------------  -----------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                      $ 6,188        $ 5,818      $ 17,870       $ 17,510
      Tax exempt                                                        23             19            65             57
Interest on securities
      Taxable                                                          791            831         2,408          2,344
      Tax exempt                                                       430            471         1,332          1,416
Interest on federal funds sold                                          31            111            84            360
                                                                   -------        -------       -------        -------
Total interest income                                                7,463          7,250        21,759         21,687

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                395            472         1,158          1,537
Interest on other deposits                                           2,522          2,618         7,245          7,834
Interest on short term borrowings                                       19              8            66             28
Interest on other borrowings                                           164            168           495            484
                                                                   -------        -------       -------        -------
Total interest expense                                               3,100          3,266         8,964          9,883
                                                                   -------        -------       -------        -------
NET INTEREST INCOME                                                  4,363          3,984        12,795         11,804
Provision for loan losses                                              315            275           945            824
                                                                   -------        -------       -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  4,048          3,709        11,850         10,980

NONINTEREST INCOME
Service charges on deposit accounts                                    569            429         1,489          1,234
Trust & Investment fee income                                          568            417         1,548          1,198
Gains on securities transactions                                         -             45            11             54
Loan sales and servicing                                                96            212           442            758
Sales of nondeposit investment products                                186             75           497            344
Other income                                                           208            130           557            412
                                                                   -------        -------       -------        -------
Total noninterest income                                             1,627          1,308         4,544          4,000

NONINTEREST EXPENSE
Salaries and employee benefits                                       2,108          1,820         6,145          5,310
Occupancy and equipment expense                                        638            629         1,863          1,827
Other expense                                                        1,089            864         3,197          2,807
                                                                   -------        -------       -------        -------
Total noninterest expense                                            3,835          3,313        11,205          9,944
                                                                   -------        -------       -------        -------
INCOME BEFORE FEDERAL INCOME TAX                                     1,840          1,704         5,189          5,036
Federal income tax                                                     500            443         1,371          1,305
                                                                   -------        -------       -------        -------
NET INCOME                                                         $ 1,340        $ 1,261       $ 3,818        $ 3,731
                                                                   =======        =======       =======        =======

Basic and diluted earnings per share                                $ 0.73         $ 0.69        $ 2.10         $ 2.05
Cash dividends declared per share of common stock                     0.30           0.27          0.85           0.75

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars, except per share data

                                                                                              Accumulated
                                                                                              Other Compre-
                                                                    Common       Retained        hensive
                                                                    Stock        Earnings        Income         Total
                                                                  ---------      --------     -------------   --------
Balance, December 31, 1997                                        $ 16,366       $ 18,867         $ 233       $ 35,466

Net Income                                                                          3,731                        3,731
Net change in unrealized gains (losses) on securities                                               287            287
                                                                                                              --------
Total comprehensive income                                                                                       4,018

Cash dividends declared                                                            (1,362)                      (1,362)
5% stock dividend declared, 82,298 shares at $40                     3,292         (3,292)                           -
Common stock and contingently issuable stock                            67            (15)            -             52
                                                                  --------       --------         -----       --------
Balance, September 30, 1998                                       $ 19,725       $ 17,929         $ 520       $ 38,174
                                                                  ========       ========         =====       ========


Balance, December 31, 1998                                        $ 19,837       $ 18,607         $ 320       $ 38,764

Net Income                                                                          3,818                        3,818
Net change in unrealized gains (losses) on securities                                              (589)          (589)
                                                                                                              --------
Total comprehensive income                                                                                       3,229

Cash dividends declared                                                            (1,539)                      (1,539)
5% stock dividend declared, 86,512 shares at $45                     3,893         (3,893)                           -
Common stock and contingently issuable stock                            57            (16)            -             41
                                                                  --------       --------         -----       --------
Balance, September 30, 1999                                       $ 23,787       $ 16,977         $(269)      $ 40,495
                                                                  ========       ========         =====       ========

The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                         Nine Months Ended
In thousands of dollars                                                                            September 30
                                                                                             -----------------------------
                                                                                                 1999           1998
                                                                                             -------------  --------------
Cash Flows from Operating Activities
Net Income                                                                                     $  3,818       $  3,731
                                                                                               --------       --------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                     1,381          1,175
Provision for loan losses                                                                           945            824
Change in loans held for sale                                                                       535            (86)
Change in accrued interest receivable and other assets                                           (3,053)          (869)
Change in accrued interest payable and other liabilities                                            (62)            53
                                                                                               --------       --------
Total adjustments                                                                                  (254)         1,097
                                                                                               --------       --------
Net cash from operating activities                                                                3,564          4,828
                                                                                               --------       --------

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                                 (14,132)       (18,941)
      Sales                                                                                           -          3,035
      Maturities and calls                                                                       15,820          2,809
      Principal payments                                                                          6,168          4,690
Securities held to maturity
      Purchases                                                                                  (2,298)       (13,590)
      Maturities and calls                                                                        5,021         13,382
Change in portfolio loans                                                                       (24,462)         4,704
Premises and equipment expenditures, net                                                         (2,509)        (1,191)
                                                                                               --------       --------
Net cash from investing activities                                                              (16,392)        (5,102)
                                                                                               --------       --------

Cash Flows from Financing Activities
Net change in deposits                                                                           14,203         13,409
Net change in short term borrowings                                                               2,826         (4,275)
Proceeds from other borrowings                                                                        -          3,900
Principal payments on other borrowings                                                             (276)        (3,000)
Proceeds from stock transactions                                                                     41             52
Dividends paid                                                                                   (1,687)        (1,502)
                                                                                               --------       --------
Net cash from financing activities                                                               15,107          8,584
                                                                                               --------       --------
Net change in cash and cash equivalents                                                           2,279          8,310

Cash and cash equivalents at beginning of year                                                   12,348         10,406
                                                                                               --------       --------
Cash and cash equivalents at end of period                                                     $ 14,627       $ 18,716
                                                                                               ========       ========

Cash Paid During the Period for
Interest                                                                                        $ 9,100       $ 10,137
Income taxes                                                                                      1,400          1,400
                                                                                               ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $125,126,000 and $115,112,000 at the end of September 1999 and 1998. The balance of loans serviced for others related to servicing rights that have been capitalized was $100,818,000 and $76,622,000 at September 30, 1999 and 1998.

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 1999 and 1998 follows:

      Unamortized cost of mortgage servicing rights                                  1999          1998
      ---------------------------------------------                                  ----          ----
      Balance at January 1                                                          $ 646         $ 340
      Amount capitalized year to date                                                 176           314
      Amount amortized year to date                                                   (91)          (97)
                                                                                    -----         -----
      Balance at period end                                                         $ 731         $ 557
                                                                                    =====         =====

No valuation allowance was considered necessary for mortgage servicing rights at period end 1999 and 1998.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contigently issuable shares during the year. On May 28, 1999 and May 29, 1998 the Company issued 5% stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividend. The weighted average number of shares outstanding plus contingently issuable shares was 1,822,559 for 1999 and 1,818,804 for 1998.

NOTE 4 - COMPREHENSIVE INCOME
Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Under this standard, comprehensive income is now reported for all periods and encompasses both net income and other comprehensive income. Other comprehensive income in thousands of dollars for the period ended follows:

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
      Other comprehensive income                                                     1999          1998
      --------------------------                                                   ------        ------
      Unrealized gains (losses) on securities arising during period                $ (882)       $  481
      Reclassification for realized amount included in income                         (11)          (46)
                                                                                   ------        ------
          Other comprehensive income, before tax                                     (893)          435
      Federal income tax expense (benefit)                                           (304)          148
                                                                                   ------        ------
          Other comprehensive income                                               $ (589)       $  287
                                                                                   ======        ======

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and nine month periods ending September 30, 1999.

                               FINANCIAL CONDITION

SECURITIES
Investment securities balances increased during the third quarter of 1999. Principal repayments on mortgage backed securities, as well as maturities within the various portfolios, caused some minor shifts in the mix of the portfolio. However, the mix of the securities portfolio remains relatively unchanged from period to period over the long term. The chart below shows the mix of the portfolio.

                                                                               9/30/1999    12/31/1998      9/30/1998
                                                                               ----------   -----------     ----------
      U.S. Treasury and agency securities                                           24.4%         28.2%          23.6%
      Mortgage backed agency securities                                             20.5%         22.3%          24.4%
      Tax exempt obligations of states and political subdivisions                   40.2%         37.0%          40.4%
      Corporate, taxable municipal and asset backed securities                      14.9%         12.5%          11.6%
                                                                                   -----         -----          -----
          Total Securities                                                         100.0%        100.0%         100.0%
                                                                                   =====         =====          =====

LOANS
Loan growth continued to be strong in the third quarter of 1999. During the quarter, annualized loan growth was 17.4% compared to 9.3% for the second quarter and 7.1% for the first quarter of the year. Year to date annualized growth in the loan portfolio is 11.6%. Business loans and residential mortgages led the increases, while all categories recorded growth for the quarter.

The mix of the loan portfolio continues to reflect this growth trend. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with declines in personal loans. On the other hand, personal loan balances have increased since December 31, 1998, reversing the declines seen since September 30 of last year. The table below shows total loans outstanding, in thousands of dollars at September 30, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or customer.

                                         September 30, 1999          December 31, 1998           September 30, 1998
                                        ---------------------     -----------------------     ------------------------
Portfolio loans:                         Balance   % of total      Balance     % of total       Balance     % of total
                                         -------   ----------      -------     ----------       -------     ----------
      Personal                        $   59,376        20.2%   $   58,797          21.8%    $   62,476          24.0%
      Business/commercial mtgs            92,375        31.5%       82,521          30.5%        80,127          30.8%
      Tax exempt                           1,834         0.6%        1,381           0.5%         1,437           0.6%
      Residential mortgage               111,594        38.0%      104,903          38.8%       102,757          39.5%
      Construction                        28,471         9.7%       22,647           8.4%        13,268           5.1%
                                      ----------      ------    ----------        ------     ----------        ------
          Total loans                 $  293,650      100.00%   $  270,249        100.00%    $  260,065        100.00%
                                      ==========      ======    ==========        ======     ==========        ======

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

                                                                 9/30/1999     12/31/1998     9/30/1998
                                                                 ---------     ----------     ---------
      Nonaccrual loans                                             $ 1,356        $   821       $   543
      Loans past due 90 days or more                                    17            194           275
      Troubled debt restructurings                                     135            136           137
                                                                   -------        -------       -------
          Total nonperforming loans                                $ 1,508        $ 1,151       $   955
      Other real estate                                                335            335           335
                                                                   -------        -------       -------
          Total nonperforming assets                               $ 1,843        $ 1,486       $ 1,290
                                                                   =======        =======       =======
      Percent of total loans                                          0.63%          0.51%         0.50%

Balances in nonperforming loans were up from June 30, 1999 and December 31, 1998. Loans past due ninety days or more declined, while nonaccrual loans increased during the period. Nonperforming loans as a percent of total loans remain well below industry standards, although higher than traditionally experienced by the Company. The amount listed for other real estate relates primarily to property that has been leased to a third party with an option to purchase, and no loss is anticipated on that property.

Because of continued loan growth, the Company has maintained its provision for loan losses at the same level throughout 1999, which reflects an increase over the same period in 1998. The allowance for loan losses is maintained at a level believed adequate by Management to absorb potential losses in the loan portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 1999 and 1998 follows:

                                                                                     1999          1998
                                                                                  -------       -------
      Balance at beginning of period                                              $ 2,799       $ 2,467
      Loans charged off                                                              (673)         (738)
      Recoveries credited to allowance                                                147           163
      Provision charged to operations                                                 945           824
                                                                                  -------       -------
      Balance at end of period                                                    $ 3,218       $ 2,716
                                                                                  =======       =======
      As a percent of total loans                                                    1.10%         1.04%

DEPOSITS
Deposit totals continued to grow during the year, in part as a result of recent expansion efforts. Growth during the quarter was light, at just under 1% annualized. For the year, annualized deposit growth during 1999 is 5.61%, compared to 5.64% for the first nine months of 1998. Management anticipates that deposit growth during 1999 will be continue to improve, with continued growth from new and existing markets.

LIQUIDITY
The Bank maintained an average funds sold position for the third quarter of 1999, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Deposit growth moving at different times than loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The increase in intangible assets shown below is the result of the acquisition of the Manchester office of Great Lakes National Bank during the second quarter of 1999. The following table shows the Company's capital ratios and ratio calculations at September 30, 1999 and 1998 and December 31, 1998. Dollars are shown in thousands.

                                                  Regulatory   Guidelines                United Bancorp, Inc.
                                                  -----------------------                --------------------
                                                   Adequate       Well          9/30/1999    12/31/1998      9/30/1998
                                                  ----------   ----------       ---------    ----------      ---------
      Tier 1 capital to average assets                4%           5%                9.1%          9.4%           9.3%
      Tier 1 risk adjusted capital ratio              4%           6%               13.3%         14.0%          14.3%
      Total risk adjusted capital ratio               8%          10%               14.5%         15.0%          15.4%

      Total shareholders' equity                                                 $ 40,495      $ 38,764       $ 38,174
      Intangible assets                                                            (4,400)       (2,230)        (2,294)
      Unrealized (gain) loss on securities available for sale                         269          (320)          (520)
                                                                                 --------      --------       --------
          Tier 1 capital                                                           36,364        36,214         35,360
      Qualifying loan loss reserves                                                 3,218         2,799          2,716
                                                                                 --------      --------       --------
          Tier 2 capital                                                         $ 39,582      $ 39,013       $ 38,076
                                                                                 ========      ========       ========

                              RESULTS OF OPERATIONS

NET INTEREST INCOME
Net interest margin remained relatively unchanged for the third quarter compared to the first and second quarters of 1999, and was improved from the same period in 1998. At the same time, the company's spread continued to show improvement over prior periods. Continued loan growth and changes in deposit mix have provided the majority of this improvement over 1998 levels.

The table below shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended September 30, 1999 and 1998.

                                                 YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                                    -----------------------------------------------------------------------------------
dollars in thousands                                  1999                                      1998
--------------------
                                    -----------------------------------------------------------------------------------
                                        Average      Interest       Yield/       Average       Interest         Yield/
                                        Balance        (b)           Rate        Balance          (b)            Rate
                                        -------      --------       ------       -------       --------         ------
ASSETS
Interest earning assets (a)
Federal funds sold                     $   2,319     $     84        4.81%      $   8,775      $    360          5.46%
Taxable securities                        52,449        2,408        6.12%         48,746         2,344          6.41%
Tax exempt securities (b)                 33,968        1,934        7.59%         35,275         2,049          7.75%
Taxable loans                            277,898       17,870        8.57%        259,828        17,510          8.99%
Tax exempt loans (b)                       1,659           94        7.58%          1,439            83          7.70%
                                       ---------      -------                   ---------      --------
      Total int. earning assets (b)      368,293       22,390        8.11%        354,063        22,346          8.42%
Less allowance for loan losses            (2,965)                                  (2,576)
Other assets                              35,441                                   29,534
                                       ---------                                ---------
TOTAL ASSETS                           $ 400,769                                $ 381,021
                                       =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                           $  54,481     $    751        1.84%      $  42,741      $    526          1.64%
Savings deposits                          73,488        1,218        2.21%         72,833         1,542          2.82%
CDs $100,000 and over                     30,113        1,158        5.13%         35,691         1,537          5.74%
Other interest bearing deposits          145,258        5,277        4.84%        142,225         5,766          5.41%
                                       ---------      -------                   ---------      --------
      Total int. bearing deposits        303,340        8,403        3.69%        293,490         9,371          4.26%
Short term borrowings                      1,741           66        5.04%            704            28          5.38%
Other borrowings                          10,792          495        6.11%         10,607           484          6.08%
                                       ---------      -------                   ---------      --------
      Total int. bearing liabilities     315,873        8,964        3.78%        304,801         9,883          4.32%
Noninterest bearing deposits              42,660                                   36,415
Other liabilities                          2,502                                    2,949
Shareholders' equity                      39,734                                   36,856
                                       ---------                                ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $ 400,769                                $ 381,021
                                       =========                                =========
Net interest income (b)                              $ 13,427                                  $ 12,463
                                                     ========                                  ========
Net spread (b)                                                       4.32%                                       4.09%
                                                                     =====                                       =====
Net yield on interest earning assets (b)                             4.86%                                       4.69%
                                                                     =====                                       =====
Ratio of interest earning assets to
      interest bearing liabilities          1.17                                     1.16
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

                                                 1999 Compared to 1998                   1998 Compared to 1997
                                         -----------------------------------       ----------------------------------
                                           Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                           -------------------------------           -------------------------------
                                          Volume        Rate          Net         Volume           Rate          Net
                                        ---------     -------        -----        ------          ------       -------
Interest earned on:
Federal funds sold                      $   (237)     $   (39)       $(276)       $   138         $    8       $   146
Taxable securities                           173         (109)          64            (35)           (14)          (49)
Tax exempt securities                        (75)         (40)        (115)           248            (51)          197
Taxable loans                              1,184         (823)         361            995           (100)          895
Tax exempt loans                              12           (1)          11             12              -            12
                                        --------     --------        -----        -------         ------       -------
      Total interest income             $  1,057      $(1,012)       $  45        $ 1,358         $ (157)      $ 1,201
                                        ========     ========        =====        =======         ======       =======

                                                 1999 Compared to 1998                   1998 Compared to 1997
                                         -----------------------------------       ----------------------------------
                                           Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                           -------------------------------           -------------------------------
                                           Volume       Rate          Net            Volume         Rate          Net
                                           ------     --------       ------          ------       --------       ------
Interest paid on:
NOW accounts                               $ 157      $     68       $  225          $  48         $   30         $  78
Savings deposits                              14          (338)        (324)            51            (11)           40
CDs $100,000 and over                       (225)         (154)        (379)          (258)           (31)         (289)
Other interest bearing deposits              121          (610)        (489)           770           (217)          553
Short term borrowings                         39            (2)          37            (62)            (1)          (63)
Other borrowings                               9             2           11            (64)             9           (55)
                                           -----      --------       ------          -----         ------         -----
      Total interest expense               $ 115      $ (1,034)      $ (919)         $ 485         $ (221)        $ 264
                                           =====      ========       ======          =====         ======         =====
Net change in net interest
      income                               $ 942      $     22       $  964          $ 873         $   64         $ 937
                                           =====      ========       ======          =====         ======         =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Noninterest income continues to improve over prior periods. All categories of noninterest income other than income from loan sales and servicing increased from the same period in 1998 and from the prior quarter. Overall, on an annualized basis, total noninterest income is up 26.2% over the second quarter, and is up 18.1% year to date over the same period of 1998. Income from service charges on deposit accounts, as well as Trust & Investment Group fee income, have continued to lead the increases. In particular, the increase in Trust & Investment Group income reflects continued growth of the Department.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over prior periods, reflecting continued growth and expansion of the Bank. Additions to Bank facilities and staff contribute immediately to expenses, but will contribute to earnings in future periods. Total noninterest expense for the year, excluding provision for loan losses, is 16.9% over the same period for 1998, and is 4.2% higher than second quarter levels. Substantially all of this increase relates to growth and expansion of the Bank.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the third quarter of 1999.

NET INCOME
Consolidated net income during the first nine months of the year was substantially unchanged from the same period in 1998, and income for the third quarter exceeded that of the third quarter of 1998. However, income during the quarter improved from previous quarters of the year. The slowing of earnings generally reflects investments made in staff and facilities to generate future growth and income. Management anticipates that benefits of this expansion will become more evident in the fourth quarter of the year and into 2000. Year to date earnings are up 3.1% (annualized) over 1998 levels.

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

Through the third quarter of 1999, the Company's Year 2000 task force has continued to monitor the readiness of its major data processing hardware and software providers, other critical vendor suppliers, and its large commercial customers.

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

Contingency planning is substantially complete for mission critical tasks and will be continually monitored and updated to ensure uninterrupted customer services and backroom processing. United, however, cannot necessarily ensure uninterruption with certain vendors such as utility companies and phone companies, but those vendor plans are being monitored as an ongoing part of the assessment. Currently, all critical dates mandated by the regulators have been met by the data processing vendor and United is also on schedule for its review of any in-house critical systems, software, and equipment.

During the second quarter of 1999, the Bank installed an auxiliary power generator at its main office, and installed a generator at its Operations Center during the third quarter. The generators are capable of powering the entire building where installed, and will assure continued operation of the Bank's data center and operations areas in the event of a power failure. While the Bank does not expect systemic power failures, the generators also provide protection from power failure from causes other than Year 2000 issues, including storms.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

Based on the results of the simulation model as of September 30, 1999, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position increased slightly during the quarter.

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

ITEM 2- CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 1999.


ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 1999.


ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.


ITEM 5- OTHER INFORMATION

      None.


ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):
    27 Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
October 29, 1999


      /S/ Dale L. Chadderdon
      --------------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION
--------------------------------------------------------------------------------

   27                          Financial Data Schedule