Form 10-K405
period 1999-12-31
UNITED BANCORP INC /MI/
filed 2000-03-27
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $64,834,000 (common stock, no par value.) As of March 1, 2000, there were outstanding 1,819,193 shares of registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000 are incorporated by reference.

                             CROSS REFERENCE TABLE

                                                                                               Page
ITEM NO.                                     DESCRIPTION                                      Numbers
----------------------------------------------------------------------------------------------------
 PART I
 1.  Business                                                                                    3
     I    Selected Statistical Information                                                       5
          (A)   Distribution of Assets, Liabilities and Shareholders' Equity                     5
          (B)   Interest Rates and Interest Differential                                         5
     II   Investment Portfolio                                                                   6
     III  Loan Portfolio                                                                         6
          (A)   Types of Loans                                                                   6
          (B)   Maturities and Sensitivities of Loans to Changes in Interest Rates               7
          (C)   Risk Elements                                                                    7
          (D)   Other Interest Bearing Assets                                                    7
     IV   Summary of Loan Loss Experience                                                        8
          (A)   Changes in Allowance for Loan Losses                                             8
          (B)   Allocation of Allowance for Loan Losses                                          8
     V    Deposits                                                                               9
     VI   Return on Equity and Assets                                                            9
     VII  Short-Term Borrowings                                                                  9
 2.  Properties                                                                                  9
 3.  Legal Proceedings                                                                           9
 4.  Submission of Matters to a Vote of Security Holders                                        10

 PART II
 5.  Market for Registrant's Common Equity and Related Stockholder Matters                      10
 6.  Selected Financial Data                                                                    10
 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations      11
 7A. Quantitative and Qualitative Disclosures About Market Risk                                 11
 8.  Financial Statements and Supplementary Data                                                11
 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure       11
 PART III
 10. Directors and Executive Officers of the Registrant                                         11
 11. Executive Compensation                                                                     11
 12. Security Ownership of Certain Beneficial Owners and Management                             11
 13. Certain Relationships and Related Transactions                                             12

 PART IV
 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           12

     Signatures                                                                                 14
     Exhibit Index                                                                              15

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

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. Since that time, the Bank has grown from a single office in Tecumseh to fifteen offices located in three counties in Southeast Michigan. The Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson, and the Bank remains the Company's sole subsidiary.

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

The Bank offers the sale of nondeposit investment products through licensed representatives in its banking offices. In addition, the Bank is a co-owner of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derives income from the sale of title insurance to its loan customers. The Bank also sells credit and life insurance products.

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

Under current regulations of the Board of Governors, a holding company and its nonbank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, data processing and services transmission, discount securities brokerage, insurance, mortgage banking and brokerage, sale and leaseback and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

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

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-21 of the Company's Proxy, and is incorporated herein by reference.

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

Employees
On December 31, 1999, the Bank employed 160 full-time and 40 part-time employees. This compares to 157 full time and 33 part time employees as of December 31, 1998. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

I   SELECTED STATISTICAL INFORMATION

(A) DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
(B) INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 and A-4 of the Company's Proxy Statement, and are incorporated herein by reference.

II  INVESTMENT PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 1999.

Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.


Carrying Values and Yields of Investments
-----------------------------------------
In thousands of dollars where applicable              0 - 1       1 - 5      5 - 10      Over 10
Available For Sale                                     Year       Years       Years       Years         Total
--------------------                                  ----        -----       -----       -----         -----
U.S. Treasury and government agencies (1)          $  2,016     $ 30,574     $ 3,442     $    --     $  36,032
        Weighted average yield                        6.67%        6.18%       6.90%          --         6.28%
Obligations of states and political subdivisions      6,688       21,485       4,968       4,728        37,869
        Weighted average yield                        6.97%        7.43%       7.53%       8.35%         7.48%
Equity and other securities (2)                       1,576        6,446          --          --         8,022
        Weighted average yield                        8.00%        5.98%          --          --         6.37%
                                                   -----------------------------------------------------------
        Total Securities                           $ 10,280     $ 58,505     $ 8,410     $ 4,728     $  81,923
              Weighted average yield                  7.07%        6.61%       7.27%       8.35%         6.84%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 1999, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-6 and in Note 4 on Pages A-24 and A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

III     LOAN PORTFOLIO
(A)     TYPES OF LOANS

The tables below shows loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.


                                              1999         1998           1997         1996           1995
                                              -----        -----          -----        ----           ----
Personal                                  $   59,045    $   58,797    $   70,308    $   69,477    $   57,418
Business and commercial mortgage              99,832        82,521        74,080        65,823        56,946
Tax exempt                                     1,710         1,381         1,482         1,078         1,224
Residential mortgage (1)                     114,150       104,903       104,800        94,255        97,000
Construction                                  33,530        22,647        14,588        11,220         5,239
                                          ------------------------------------------------------------------
      Total loans (1)                     $  308,267    $  270,249    $  265,258    $  241,853    $  217,827
                                          ==================================================================

Personal                                       19.1%         21.8%         26.5%         28.7%         26.4%
Business and commercial mortgage               32.4%         30.5%         27.9%         27.2%         26.1%
Tax exempt                                      0.6%          0.5%          0.6%          0.5%          0.6%
Residential mortgage                           37.0%         38.8%         39.5%         39.0%         44.5%
Construction                                   10.9%          8.4%          5.5%          4.6%          2.4%
                                          ------------------------------------------------------------------
      Total                                   100.0%        100.0%        100.0%        100.0%        100.0%
                                          ==================================================================

(1)   Includes loans held for sale

(B)   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 1999, according to scheduled repayments of principal. All figures are stated in thousands of dollars.


                                                             0 - 1       1 - 5    After 5
                                                              Year       Years     Years       Total
                                                              ----       -----     -----       -----
Business and commercial mortgage - fixed rate              $    815    $ 36,295  $ 15,356    $ 52,466
Business and commercial mortgage - variable rate             14,747      22,215    10,404      47,366
Tax exempt - fixed rate                                          22         569       981       1,572
Tax exempt - variable rate                                      138          --        --         138
Construction -fixed rate                                     12,972       2,068        --      15,040
Construction -variable rate                                  18,490          --        --      18,490
                                                           ------------------------------------------
      Total fixed rate                                       13,809      38,932    16,337      69,078
      Total variable rate                                    33,375      22,215    10,404      65,994
                                                           ------------------------------------------
            Total                                          $ 47,184    $ 61,147  $ 26,741    $135,072
                                                           ==========================================

(C)   RISK ELEMENTS
      Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 1999, in thousands of dollars:


      Gross amount of interest that would have been recorded at original rate     $ 90
      Interest that was included in revenue                                         (8)
                                                                                  ----
      Net impact on interest revenue                                              $ 82
                                                                                  ====

Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Pages A-7, A-8 and A-9, in Note 1 on Pages A-21 and A-22, Note 5 on Page A-25 and Note 6 on Page A-26 of the Company's Proxy Statement, and is incorporated herein by reference.

At December 31, 1999, the Bank had three loans, other than those disclosed above, for a total of $201,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Bank's "watch list" and were classified as impaired, however, payments are current.

(D)   OTHER INTEREST BEARING ASSETS

As of December 31, 1999, other than $347,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV    SUMMARY OF LOAN LOSS EXPERIENCE
(A)   CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 1995 through 1999, stated in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES


                                                      1999      1998      1997      1996      1995
                                                      ----      ----      ----      ----      ----
Balance at beginning of period                       $2,799    $2,467    $2,320    $2,197    $2,127
Charge-offs:
        Business and commercial mortgage                166         9        95        25         6
        Residential mortgage                             10        --         7        --        --
        Personal                                        792     1,097     1,087       547       355
                                                     ----------------------------------------------
         Total charge-offs                              968     1,106     1,189       572       361
                                                     ----------------------------------------------
Recoveries:
        Business and commercial mortgage                 24        29         8         5         4
        Residential mortgage                             --        --        --         9        --
        Personal                                        185       161        73        53        66
                                                     ----------------------------------------------
         Total recoveries                               209       190        81        67        70
                                                     ----------------------------------------------
Net charge-offs                                         759       916     1,108       505       291
                                                     ----------------------------------------------
Additions charged to operations                       1,260     1,248     1,255       628       361
                                                     ----------------------------------------------
Balance at end of period                             $3,300    $2,799    $2,467    $2,320    $2,197
                                                     ==============================================
Ratio of net charge-offs to average loans             0.27%     0.35%     0.44%     0.22%     0.14%
Allowance as percent of total loans                   1.07%     1.04%     0.93%     0.96%     1.01%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,260,000 in 1999, compared to $1,248,000 in 1998 and $1,255,000 in 1997. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.32% of the portfolio.

(B)   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.


                                                     1999      1998       1997     1996       1995
                                                     ----      ----       ----     ----       ----
Business and commercial mortgage                    $1,130    $  864    $  842    $1,012    $1,056
Tax exempt                                              --        --        --        --        --
Residential mortgage                                    22        36        33        27        34
Personal                                               646       762       792       362       230
Construction                                            --        --        --        --        --
Unallocated                                          1,502     1,137       800       919       877
                                                    ----------------------------------------------
Total                                               $3,300    $2,799    $2,467    $2,320    $2,197
                                                    ==============================================

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V     DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-3 and maturities of time deposits is provided in Note 9 on Page A-27 of the Company's Proxy Statement, and is incorporated herein by reference. There were no foreign deposits.

As of December 31, 1999, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.


                                                          Time
                                                       Certificates
                                                       ------------
         Within three months                             $ 18,047
         Over three through six months                      2,463
         Over six through twelve months                     4,929
         Over twelve months                                 7,006
                                                         --------
         Total                                           $ 32,445
                                                         ========

VI    RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 of the Company's Proxy Statement, and are incorporated herein by reference.

VII   SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-27 of the Company's Proxy Statement, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 2 - PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. The Bank owns and occupies the entire two-story building, which was built in 1980. The Bank operates a 12,000 square foot operations and training center in Tecumseh, and also operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the Bank operates one office each in the city of Saline and the village of Manchester, Washtenaw County, Michigan, and owns and operates one office in Dundee, Monroe County, Michigan. The Bank owns all of the buildings except for the Manchester office, and leases the land for one office in the city of Adrian. All offices except Manchester offer drive-up facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK
The following table shows the high and low selling prices of common stock of the Company for each quarter of 1999 and 1998 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter. The Company had 1,022 shareholders as of December 31, 1999. The prices and dividends per share have been adjusted to reflect the 1999 and 1998 stock dividends.


                                   1999                                               1998
                            ----------------------------------         -------------------------------------
                                 Market price          Cash                   Market price            Cash
                            ----------------------   dividends         --------------------------   dividends
              Quarter          High         Low      declared              High          Low        declared
              -------       ----------------------------------         -------------------------------------
               1st           $ 43.81     $ 41.90      $ 0.267            $ 35.83      $ 33.56     $ 0.236
               2nd             47.00       43.81        0.280              40.00        35.83       0.248
               3rd             47.00       47.00        0.300              41.90        40.00       0.267
               4th             47.00       47.00        0.400              41.90        41.90       0.380

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).


FINANCIAL CONDITION                                    1999        1998         1997        1996        1995
--------------------                                   ----        ----         ----        ----        ----
ASSETS
Cash and demand balances in other banks             $ 17,469     $ 12,348    $ 10,406    $ 10,252     $ 10,017
Federal funds sold                                        --           --          --      11,400        8,700
Securities available for sale                         81,923       58,468      42,488      44,990       45,420
Securities held to maturity                               --       36,919      37,164      33,348       30,495
Net loans                                            304,967      267,450     262,791     239,533      215,630
Other assets                                          23,162       18,510      17,422      13,847       13,174
                                                    ----------------------------------------------------------
        Total Assets                                $427,521     $393,695    $370,271    $353,370     $323,436
                                                    ==========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                        $ 46,829     $ 42,468    $ 31,924    $ 30,335     $ 29,565
Interest bearing certificates of deposit of
  $100,000 or more                                    32,445       31,108      38,714      42,060       34,439
Other interest bearing deposits                      281,569      263,691     246,197     225,308      221,168
                                                    ----------------------------------------------------------
  Total deposits                                     360,843      337,267     316,835     297,703      285,172
Short term borrowings                                 19,300        3,874       4,942         609          578
Other borrowings                                       3,624       10,900      10,000      20,000        6,000
Other liabilities                                      2,790        2,890       3,028       3,010        2,833
                                                    ----------------------------------------------------------
  Total Liabilities                                  386,557      354,931     334,805     321,322      294,583
Shareholders' Equity                                  40,964       38,764      35,466      32,048       28,853
                                                    ----------------------------------------------------------
  Total Liabilities and Shareholders' Equity        $427,521     $393,695    $370,271    $353,370     $323,436
                                                    ==========================================================


 RESULTS OF OPERATIONS                                 1999        1998        1997        1996       1995
-----------------------                                ----        ----        ----        ----       ----
Interest income                                      $29,408     $28,993     $27,705     $25,351    $23,492
Interest expense                                      12,254      13,032      12,893      11,614     11,084
                                                     ------------------------------------------------------
   Net Interest Income                                17,154      15,961      14,812      13,737     12,408
Provision for loan losses                              1,260       1,248       1,255         628        361
Noninterest income                                     6,142       5,400       4,124       3,662      2,978
Noninterest expense                                   15,102      13,208      10,852      10,307      9,568
                                                     ------------------------------------------------------
   Income before Federal income tax                    6,934       6,905       6,829       6,464      5,457
Federal income tax                                     1,819       1,803       1,816       1,713      1,422
                                                     ------------------------------------------------------
   Net Income                                        $ 5,115     $ 5,102     $ 5,013     $ 4,751    $ 4,035
                                                     ======================================================

Basic and diluted earnings per share (1) (2)         $  2.81     $  2.81     $  2.76     $  2.62    $  2.23
Cash dividends declared per share (2)                   1.25        1.13        1.01        0.92       0.74

  (1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
  (2) Adjusted to reflect the stock dividends paid in 1999, 1998, 1997 and 1996.

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information required by this section is contained on pages A-2 through A-14 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The information required by this section is contained on pages A-10 through A-13 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this section is contained on pages A-17 through A-33 of the Company's Proxy Statement, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                    PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000, and is incorporated herein by reference, as follows:


                                                                  Pages in Proxy
                                                                    Statement
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           4-7

ITEM 11 - EXECUTIVE COMPENSATION                                      7-10

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                             11-12

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing on page 6 and 7 and in Note 14 on Page A-29 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2000, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this report:
      1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:


                                                                                   Pages in Proxy
                                                                                      Statement

               Consolidated Balance Sheets - December 31, 1999 and 1998                 A-17

               Consolidated Statements of Income -
               Years Ended December 31, 1999, 1998 and 1997                             A-18

               Consolidated Statements of Cash Flows -
               Years Ended December 31, 1999, 1998 and 1997                             A-19

               Consolidated Statements of Changes in Shareholders' Equity -
               Years Ended December 31, 1999, 1998 and 1997                             A-20

               Notes to Consolidated Financial Statements                           A-21 - A-33

               Report of Independent Auditors, Crowe, Chizek and Company LLP,
               Dated January 27, 2000                                                   A-16

      2.  Financial statement schedules are not applicable.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 1999.

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

      4(e) United Bancorp, Inc. 1999 Stock Option Plan, filed as Appendix B to the Company's proxy statement dated March 24, 2000 and incorporated herein by reference.

     11 The information required by this section is incorporated by reference in Note 1 on Page A-23 of the Company's Proxy Statement.

     13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

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

     United Bancorp, Inc.

     /S/ David S. Hickman                                    March 8, 2000
     -----------------------------------                     -------------
     David S. Hickman, President and                            Date
     Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 8, 2000.

/S/ John J. Wanke                           /S/ Dale L. Chadderdon
------------------------------------        ------------------------------------
John J. Wanke, President and Chief          Dale L. Chadderdon, Senior Vice
Operating Officer, Director                 President, Secretary and Treasurer

/S/ David N. Berlin                         /S/ Jeffrey A. Kuhman
------------------------------------        ------------------------------------
David N. Berlin, Director                   Jeffrey A. Kuhman, Director

/S/ L. Donald Bush                          /S/ James C. Lawson
------------------------------------        ------------------------------------
L. Donald Bush, Director                    James C. Lawson, Director

/S/ Joseph D. Butcko                        /S/ Donald J. Martin
------------------------------------        ------------------------------------
Joseph D. Butcko, Director                  Donald J. Martin, Director

/S/ Patrick D. Farver                       /S/ David E. Maxwell
------------------------------------        ------------------------------------
Patrick D. Farver, Director                 David E. Maxwell, Director

/S/ John H. Foss                            /S/ Kathryn M. Mohr
------------------------------------        ------------------------------------
John H. Foss, Director                      Kathryn M Mohr, Director

/S/ Richard A. Gurdjian                     /S/ Richard R. Niethammer
------------------------------------        ------------------------------------
Richard A. Gurdjian, Director               Richard R. Niethammer, Director

/S/ Scott F. Hill                           /S/ John R. Robertstad
------------------------------------        ------------------------------------
Scott F. Hill, Director                     John R. Robertstad, Director

/S/ Ann Hinsdale Knisel
------------------------------------
Ann Hinsdale Knisel, Director

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION                        PAGE NO.
------------                       -----------                        --------
Exhibit 21                   Subsidiaries                               16
Exhibit 27                   Financial Data Schedule                    17