Form 10-Q
period 2000-03-31
UNITED BANCORP INC /MI/
filed 2000-05-15
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

        Yes              |X|                   No                |_|

As of April 15, 2000, there were outstanding 1,819,022 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                                         DESCRIPTION                                          PAGE NO.
--------------------------------------------------------------------------------------------------------------

                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)                                                                3
          (a)          Consolidated Balance Sheets                                                        3
          (b)          Consolidated Statements of Income                                                  4
          (c)          Consolidated Statements of Changes in Shareholders' Equity                         5
          (d)          Consolidated Statements of Cash Flows                                              6
          (e)          Notes to Financial Statements                                                      7

Item 2.   Management's Discussion and Analysis                                                            7
          Financial Condition                                                                             8
          Liquidity                                                                                      10
          Results of Operations                                                                          10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                     13


                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              14
Item 2.   Changes in Securities                                                                          15
Item 3.   Defaults Upon Senior Securities                                                                15
Item 4.   Submission of Matters to a Vote of Security Holders                                            15
Item 5.   Other Information                                                                              15
Item 6.   Exhibits and Reports on Form 8-K                                                               15

Signatures                                                                                               15
Exhibit Index                                                                                            16

                          PART I FINANCIAL INFORMATION
                             FINANCIAL INFORMATION



ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A) CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands of dollars                                                March 31,    December 31, March 31,
                                                                         2000         1999         1999
                                                                       ---------    ------------ ---------
ASSETS
Total cash and cash equivalents                                        $  18,443    $  17,469    $  14,837

Securities available for sale                                             79,008       81,923       48,650
Securities held to maturity; fair value of $36,860 at March 31, 1999        --           --         35,952
                                                                       ---------    ---------    ---------
Total securities                                                          79,008       81,923       84,602

Loans held for sale                                                         --            154          957
Portfolio loans                                                          318,690      308,113      274,092
                                                                       ---------    ---------    ---------
Total loans                                                              318,690      308,267      275,049
Less allowance for loan losses                                             3,623        3,300        2,887
                                                                       ---------    ---------    ---------
Net loans                                                                315,067      304,967      272,162

Premises and equipment, net                                               13,374       13,116       12,229
Accrued interest receivable and other assets                              10,039       10,046        8,242
                                                                       ---------    ---------    ---------
TOTAL ASSETS                                                           $ 435,931    $ 427,521    $ 392,072
                                                                       =========    =========    =========

LIABILITIES
Deposits
      Noninterest bearing                                              $  49,928    $  46,829    $  42,669
      Interest bearing certificates of deposit of $100,000 or more        34,924       32,445       30,264
      Other interest bearing deposits                                    284,417      281,569      266,231
                                                                       ---------    ---------    ---------
Total deposits                                                           369,269      360,843      339,164

Federal funds purchased and other short term borrowings                   14,800       19,300         --
Other borrowings                                                           7,624        3,624       10,900
Accrued interest payable and other liabilities                             2,756        2,790        2,600
                                                                       ---------    ---------    ---------
TOTAL LIABILITIES                                                        394,449      386,557      352,664

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 1,819,022, 1,819,193 and
      1,730,195 shares issued and outstanding, respectively               23,947       23,919       19,858
Stock dividend payable                                                     4,275         --          3,893
Retained earnings                                                         13,955       17,544       15,459
Accumulated other comprehensive income (loss), net of tax                   (695)        (499)         198
                                                                       ---------    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                41,482       40,964       39,408
                                                                       ---------    ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 435,931    $ 427,521    $ 392,072
                                                                       =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.


(B) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                                             Three Months Ended
thousands of dollars, except per share data                                                         March 31,
                                                                                          ----------------------------
                                                                                            2000                1999
                                                                                          ---------          ---------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                                             $   6,729          $ 5,773
      Tax exempt                                                                                 27               19
Interest on securities
      Taxable                                                                                   739              813
      Tax exempt                                                                                424              466
Interest on federal funds sold                                                                   --                4
                                                                                          ---------          -------
Total interest income                                                                         7,919            7,075

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                                         459              394
Interest on other deposits                                                                    2,743            2,314
Interest on short term borrowings                                                               282               45
Interest on other borrowings                                                                     88              165
                                                                                          ---------          -------
Total interest expense                                                                        3,572            2,918
                                                                                          ---------          -------
NET INTEREST INCOME                                                                           4,347            4,157
Provision for loan losses                                                                       354              315
                                                                                          ---------          -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           3,993            3,842

NONINTEREST INCOME
Service charges on deposit accounts                                                             547              408
Trust & Investment fee income                                                                   644              462
Gains on securities transactions                                                                 --               10
Loan sales and servicing                                                                         77              196
Sales of nondeposit investment products                                                         172              153
Other income                                                                                    233              161
                                                                                          ---------          -------
Total noninterest income                                                                      1,673            1,390

NONINTEREST EXPENSE
Salaries and employee benefits                                                                2,152            1,986
Occupancy and equipment expense                                                                 719              600
Other expense                                                                                 1,112              988
                                                                                          ---------          -------
Total noninterest expense                                                                     3,983            3,574
                                                                                          ---------          -------
INCOME BEFORE FEDERAL INCOME TAX                                                              1,683            1,658
Federal income tax                                                                              448              427
                                                                                          ---------          -------
NET INCOME                                                                                $   1,235          $ 1,231
                                                                                          =========          =======

Basic and diluted earnings per share                                                      $    0.64          $  0.64
Cash dividends declared per share of common stock                                              0.29             0.25


The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars, except per share data


                                                                                           Accumulated
                                                                                           Other Compre-
                                                                  Stock                      hensive
                                                   Common      Dividend      Retained      Income (Loss),
                                                  Stock (1)     Payable       Earnings     Net of Tax         Total
                                                 ----------    --------      ---------     --------------   ---------

Balance, December 31, 1998                       $   19,837    $     --      $  18,607     $          320   $  38,764

Net Income                                                                       1,231                          1,231
Other comprehensive income:
      Net change in unrealized gains (losses)
          on securities available for sale, net                                                      (122)       (122)
                                                                                                            ---------
Total comprehensive income                                                                                      1,109

Cash dividends declared                                                           (484)                          (484)
5% stock dividend declared, 86,512 shares at $45                  3,893         (3,893)                            --
Common stock and contingently issuable stock             21          --             (2)                --          19
                                                 ----------    --------      ---------     --------------   ---------
Balance, March 31, 1999                          $   19,858    $  3,893      $  15,459     $          198      39,408
                                                 ==========    ========      =========     ==============   =========


Balance, December 31, 1999                       $   23,919    $     --      $  17,544     $         (499)  $  40,964

Net Income                                                                       1,235                          1,235
Other comprehensive income:
      Net change in unrealized gains (losses)
          on securities available for sale, net                                                      (196)       (196)
                                                                                                            ---------
Total comprehensive income                                                                                      1,039

Cash dividends declared                                                           (546)                          (546)
5% stock dividend declared, 90,954 shares at $47                  4,275         (4,275)                            --
Common stock and contingently issuable stock             28          --             (3)                --          25
                                                 ----------    --------      ---------     --------------   ---------
Balance, March 31, 2000                          $   23,947    $  4,275      $  13,955     $         (695)  $  41,482
                                                 ==========    ========      =========     ==============   =========



      (1) Includes Paid In Capital

The accompanying notes are an integral part of these consolidated financial statements.


(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                                        Three Months Ended
In thousands of dollars                                                                             March 31,
                                                                                          -----------------------------
                                                                                            2000                1999
                                                                                          --------           ----------
Cash Flows from Operating Activities
Net Income                                                                                $  1,235           $    1,231
                                                                                          --------           ----------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                  518                  425
Provision for loan losses                                                                      354                  315
Change in loans held for sale                                                                  154                 (422)
Change in accrued interest receivable and other assets                                          43               (1,201)
Change in accrued interest payable and other liabilities                                       149                  (19)
                                                                                          --------           ----------
Total adjustments                                                                            1,218                 (902)
                                                                                          --------           ----------
Net cash from operating activities                                                           2,453                  329
                                                                                          --------           ----------

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                                (50)                  --
      Maturities and calls                                                                   1,535                7,152
      Principal payments                                                                     1,077                2,439
Securities held to maturity
      Purchases                                                                                 --                 (620)
      Maturities and calls                                                                      --                1,578
Change in portfolio loans                                                                  (10,648)              (4,605)
Premises and equipment expenditures, net                                                      (616)              (1,134)
                                                                                          --------           ----------
Net cash from investing activities                                                          (8,702)               4,810
                                                                                          --------           ----------

Cash Flows from Financing Activities
Net change in deposits                                                                       8,426                1,897
Net change in short term borrowings                                                         (4,500)              (3,874)
Proceeds from other borrowings                                                               4,000                   --
Proceeds from common stock transactions                                                         25                   21
Dividends paid                                                                                (728)                (694)
                                                                                          --------           ----------
Net cash from financing activities                                                           7,223               (2,650)
                                                                                          --------           ----------
Net change in cash and cash equivalents                                                        974                2,489

Cash and cash equivalents at beginning of year                                              17,469               12,348
                                                                                          --------           ----------
Cash and cash equivalents at end of period                                                $ 18,443           $   14,837
                                                                                          ========           ==========

Supplement Disclosure of Cash Flow Information:
Interest                                                                                  $  3,659           $    3,030
Income taxes                                                                                    --                   --
Loans transferred to other real estate                                                          40                   --



The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $122,481,000 and $122,862,000 at the end of March 2000 and 1999. The balance of loans serviced for others related to servicing rights that have been capitalized was $100,417,000 and $98,404,000 at March 31, 2000 and 1999.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2000 and 1999 follows:

      Unamortized cost of mortgage servicing rights                                  2000          1999
      ---------------------------------------------                                ------         -----
      Balance at January 1                                                         $  728         $ 646
      Amount capitalized year to date                                                   7            80
      Amount amortized year to date                                                   (17)          (39)
                                                                                   ------         -----
      Balance at period end                                                        $  718         $ 687
                                                                                   ======         =====


No valuation allowance was considered necessary for mortgage servicing rights at period end 2000 and 1999.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. In March 2000, the Company declared a 5% stock to shareholders of record on May 1, 2000, payable May 30, 2000. The Company also issued a 5% stock dividend in May 1999. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. The weighted average number of shares outstanding plus contingently issuable shares was 1,917,517 for 2000 and 1,909,131 for 1999.


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three month period ending March 31, 2000 and 1999.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to decline during the first quarter of 2000. Principal repayments on mortgage backed securities, as well as maturities within the various portfolios, contributed to the decrease in balances, as most maturities were not replaced during the quarter. In spite of this decline, the mix of the securities portfolio remains relatively unchanged from period to period over the long term. The chart below shows the mix of the portfolio.



                                                                                 3/31/2000     12/31/1999     3/31/1999
                                                                                 ---------     ----------     ----------
      U.S. Treasury and agency securities                                             24.2%         24.7%          23.3%
      Mortgage backed agency securities                                               18.5%         19.3%          22.0%
      Obligations of states and political subdivisions                                47.2%         46.2%          43.6%
      Corporate, asset backed, and other securities                                   10.1%          9.8%          11.1%
                                                                                ----------     ---------      ---------
          Total Securities                                                           100.0%        100.0%         100.0%
                                                                                ==========     =========      =========


LOANS
Loan growth continued to be strong during the first quarter of 2000, and exceeded the levels achieved in 1999. During the first three months, annualized loan growth was 13.5%, compared to 14.1% for all of 1999. Business loans and residential mortgages led the increases, while other personal loan categories declined.

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



                                         March 31, 2000            December 31, 1999             March 31, 1999
                                      -----------------------   -------------------------    -------------------------
Portfolio loans:                         Balance   % of total      Balance     % of total       Balance     % of total
                                      ----------   ----------   ----------     ----------    ----------     ----------
      Personal                        $   58,560        18.4%   $   59,045          19.2%    $   55,403          20.1%
      Business loans and
          commercial mortgages           106,877        33.5%       99,832          32.4%        85,594          31.1%
      Tax exempt                           2,254         0.7%        1,710           0.6%         1,794           0.7%
      Residential mortgage               120,214        37.7%      114,150          37.0%       108,269          39.4%
      Construction                        30,785        9.66%       33,530         10.88%        23,989          8.72%
                                      ----------   ----------   ----------     ----------    ----------     ----------
          Total loans                 $  318,690      100.00%   $  308,267        100.00%    $  275,049        100.00%
                                      ==========   ==========   ==========     ==========    ==========     ==========


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

The chart below shows the makeup of the Company's nonperforming assets by type, in thousands of dollars, as of March 31, 2000 and 1999, and December 31, 1999.

                                                                   3/31/2000     12/31/1999     3/31/1999
                                                                   ---------     ----------     ---------
      Nonaccrual loans                                             $   1,283     $    1,305     $     778
      Loans past due 90 days or more                                     182            174           205
      Troubled debt restructurings                                       134            134           136
                                                                   ---------     ---------      ---------
          Total nonperforming loans                                    1,599          1,613         1,119
      Other real estate                                                   52            347           335
                                                                   ---------     ----------     ---------
          Total nonperforming assets                               $   1,651     $    1,960     $   1,454
                                                                   =========     ==========     =========

      Percent of nonperforming loans to total loans                    0.50%          0.52%         0.41%
      Percent of nonperforming assets to total assets                  0.38%          0.46%         0.37%



Nonperforming assets declined from December 31, 1999, principally as a result of removal of one commercial property from Other Real Estate Owned classification during the quarter. This property was sold when the third party who was leasing the property exercised an option to purchase. No loss was incurred on the transaction. All other categories of nonperforming assets remained virtually unchanged from December of 1999, but remain slightly higher than March, 1999 levels.

The Company has increased its provision for loan losses over the same period in 1999 as a result of the increase in loan volume. The provision provides for currently anticipated losses inherent in the current portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2000 and 1999 follows:

                                                                                   2000          1999
                                                                                 --------      -------
      Balance at beginning of period                                              $ 3,300      $ 2,799
      Loans charged off                                                               (78)        (283)
      Recoveries credited to allowance                                                 47           56
      Provision charged to operations                                                 354          315
                                                                                 --------      -------
      Balance at end of period                                                   $  3,623      $ 2,887
                                                                                 ========      =======



This increase in the provision, which reflects increased anticipated losses in the loan portfolio, is also reflected in changes made during the quarter in the method of allocation of the allowance for loan losses. The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2000 and 1999, and December 31, 1999.



                                                                   March 31,    December 31,    March 31,
                                                                     2000           1999          1999
                                                                   ---------    ------------    ---------
      Business and commercial mortgage                             $   2,148    $      1,130    $     889
      Tax exempt                                                          --              --           --
      Residential mortgage                                                11              22           25
      Personal                                                           645             646          723
      Construction                                                        --              --           --
      Unallocated                                                        819           1,502        1,250
                                                                   ---------    ------------    ---------
      Total                                                        $   3,623    $      3,300    $   2,887
                                                                   =========    ============    =========



The allocation method used prior to the first quarter of 1999 was based on account-specific allocations for identified credits and the four-year historical loss average, in order to determine allocations by portfolio. Effective with the first quarter of 2000, the allocation method was modified to incorporate recent trends in the rate of net charge-offs and delinquency in the business and commercial mortgage portfolio, resulting in an increased percentage of the allowance to that segment of the loan portfolio.

Construction loans are short-term and are converted to residential or commercial mortgages on the books of the Company. These loans do not typically result in a loss during the construction phase. Therefore, any allocation for construction loans is applied to the category of loan where the final loan resides, rather than to Construction loans.

DEPOSITS
Total deposits increased during the quarter at a rate higher than experienced in recent periods. Annualized deposit growth for the quarter was 9.34%, compared to 6.99% for all of 1999. Both interest bearing and noninterest bearing deposits experienced increases during the period. This is due in part to growth in markets where the Bank has recently expanded. Management anticipates that deposit growth during 2000 will continue to be strong, with continued expansion in new and existing markets.

LIQUIDITY
The Bank maintained an average federal funds borrowed position for the first quarter of 2000, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings declined from December 31, 1999, and Management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 2000 and 1999 and December 31, 1999. Dollars are shown in thousands.



                                                   Regulatory Guidelines                United Bancorp, Inc.
                                                   ---------------------                --------------------
                                                   Adequate       Well          3/31/2000    12/31/1999      3/31/1999
                                                   --------       ------        ---------    ----------      ---------
      Tier 1 capital to average assets                4%           5%                8.8%          9.2%           9.5%
      Tier 1 risk adjusted capital ratio              4%           6%               12.9%         13.0%          14.1%
      Total risk adjusted capital ratio               8%          10%               14.1%         14.2%          15.2%

      Total shareholders' equity                                                $  41,482    $   40,964      $  39,408
      Intangible assets                                                            (4,194)       (4,296)        (2,167)
      Unrealized (gain) loss on securities available for sale                        695            499           (198)
                                                                                ---------    ----------      ---------
          Tier 1 capital                                                           37,983        37,167         37,043
      Qualifying loan loss reserves                                                 3,623         3,300          2,887
                                                                                ---------    ----------      ---------
          Tier 2 capital                                                        $  41,606    $   40,467      $  39,930
                                                                                =========     =========      =========



                              RESULTS OF OPERATIONS

NET INTEREST INCOME
Both yields on earning assets and cost of funds increased from December 31, 1999. The net result was a tightening of spread and net interest margin. This tightening is primarily a result of the Company's interest liability-sensitive position, reflecting a risk to earnings when interest rates rise. In fact, interest rates have risen during recent periods, resulting in the expected decline in margin. However, the Company's margin remains quite strong, and Management continues to take steps to neutralize some portion of this risk.

The following table shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended March 31, 2000 and 1999.



                                      YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES
                                      -----------------------------------------------------------------------------------
dollars in thousands                                 2000                                      1999
                                      ------------------------------------      -----------------------------------------
                                        Average      Interest      Yield/       Average       Interest        Yield/
ASSETS                                  Balance        (b)        Rate (c)      Balance          (b)         Rate (c)
                                      ----------     --------     --------      ---------     --------       ------------
Interest earning assets (a)
Federal funds sold                    $       --     $     --          --%      $     328     $      4              4.46%
Taxable securities                        48,322          739        6.12%         52,654          813              6.17%
Tax exempt securities (b)                 33,126          613        7.40%         35,431          675              7.62%
Taxable loans                            312,128        6,729        8.62%        270,912        5,773              8.52%
Tax exempt loans (b)                       2,019           39        7.63%          1,463           27              7.48%
                                      ----------     --------                   ---------     --------
      Total int. earning assets (b)      395,595        8,120        8.21%        360,788        7,292              8.08%
Less allowance for loan losses            (3,437)                                  (2,841)
Other assets                              37,744                                   33,028
                                      ----------                                ---------
TOTAL ASSETS                          $  429,902                                $ 390,975
                                      ==========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                          $   57,218     $    320        2.24%      $  51,542     $    225              1.74%
Savings deposits                          71,841          418        2.33%         71,999          399              2.22%
CDs $100,000 and over                     33,156          459        5.54%         30,703          394              5.13%
Other interest bearing deposits          154,417        2,005        5.19%        140,303        1,691              4.82%
                                      ----------     --------                   ---------     --------
      Total int. bearing deposits        316,632        3,202        4.05%        294,547        2,708              3.68%
Short term borrowings                     19,014          283        5.94%          3,686           45              4.91%
Other borrowings                           5,348           88        6.56%         10,900          165              6.05%
                                      ----------     --------                   ---------     --------
      Total int. bearing liabilities     340,994        3,572        4.19%        309,133        2,918              3.78%
Noninterest bearing deposits              45,228                                   40,110
Other liabilities                          2,409                                    2,506
Shareholders' equity                      41,271                                   39,226
                                      ----------                                ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $  429,902                                $ 390,975
                                      ==========                                =========
Net interest income (b)                              $  4,548                                 $  4,374
                                                     ========                                 ========
Net spread (b)                                                       4.02%                                          4.31%
                                                                  ========                                   ============
Net yield on interest earning assets (b)                             4.60%                                          4.85%
                                                                  ========                                   ============
Ratio of interest earning assets to
      interest bearing liabilities         1.16                                      1.17
                                      ==========                                =========


(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)  Annualized

As noted from the data in the following table, substantially all of the improvement in net interest income during 1999 came as a result of changes in volume. This continued to be the case during the first quarter of 2000. The net result is an increase in net interest income, primarily as a result of the additional volumes experienced. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, on a taxable equivalent basis, in thousands of dollars.

                                       2000 Compared to 1999                         1999 Compared to 1998
                                   ---------------------------------------      -----------------------------------
                                       Increase   (Decrease)  Due To: (a)           Increase (Decrease) Due To: (a)
                                       -----------------------------------        ---------------------------------
                                       Volume       Rate          Net           Volume         Rate         Net
                                   -------------   ---------  ------------      ---------   ---------  ------------
Interest earned on:
Federal funds sold                 $          (4)  $      --  $         (4)     $     (98)  $     (18) $       (116)
Taxable securities                           (67)         (7)          (74)           131         (31)          100
Tax exempt securities                        (43)        (19)          (62)             2         (16)          (14)
Taxable loans                                888          68           956            169        (281)         (112)
Tax exempt loans                              10           1            11             --          --            --
                                       ---------   ---------  ------------      ---------   ---------  ------------
      Total interest income        $         784   $      43  $        827      $     204   $    (346) $       (142)
                                       =========   =========  ============      =========   =========  ============

                                              2000 Compared to 1999                    1999 Compared to 1998
                                       -----------------------------------      -----------------------------------
                                       Increase   (Decrease)  Due To: (a)           Increase (Decrease) Due To: (a)
                                       -----------------------------------      -----------------------------------
                                       Volume        Rate         Net           Volume         Rate         Net
                                       ---------   ---------  ------------      ---------   ---------  ------------
Interest paid on:
NOW accounts                       $          27   $      68  $         95      $      42   $      37  $         79
Savings deposits                              (1)         20            19            (17)       (117)         (134)
CDs $100,000 and over                         33          32            65           (113)        (58)         (171)
Other interest bearing deposits              178         137           315             (5)       (231)         (236)
Short term borrowings                        226          11           237             35          (2)           33
Other borrowings                             (90)         13           (77)            13           2            15
                                       ---------   ---------  ------------      ---------   ---------  ------------
      Total interest expense       $         373   $     281  $        654      $     (45)  $    (369) $       (414)
                                       =========   =========  ============      =========   =========  ============
Net change in net interest
      income                       $         411   $    (238) $        173      $     249   $      23  $        272
                                       =========   =========  ============      =========   =========  ============


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income is up 20.4% over the first quarter of 1999, reflecting initiatives in a number of areas. In general, all categories of noninterest income, other than income from loan sales and servicing, increased from the same period in 1999.

Service charges on deposit accounts are 34.1% ahead of first quarter 1999 levels, as a result of continued deposit growth in transaction accounts, as well as from restructuring of the Company's deposit account product structure during mid-1999. An increase of 44.7% in other income consists principally of increased fee income from debit card interchange. The Bank's emphasis on debit cards in conjunction with the restructuring of deposit account products has contributed to this increased usage by clients and the resulting improvement in fee income.

Fee income in the Trust & Investment Group is up 39.4% over the same period of 1999, again reflecting the strong growth of the department. In addition to the growth generated by new business, robust economic markets have contributed to growth of assets under management by the Department. This has translated into current fee income.

At the same time, income from loan sales and servicing has declined, reflecting a decline in residential mortgages being sold in the secondary market. This decline results from a shift in client preference to variable rate loans, which the Bank retains in its portfolio. Mortgage loan refinancing has also declined from 1999 levels, resulting in fewer loans sold during 2000.

NONINTEREST EXPENSES
Noninterest expense also continued to increase over the same period of 1999, reflecting continued growth and expansion of the Bank. Total noninterest expense, excluding provision for loan losses, for the first three months was 11.4% above the same period for 1999, reflecting continued growth and expansion of the Bank. At the same time, total noninterest expense increased just 2.2% over the fourth quarter of 1999, with salaries and benefits decreasing 4.1%.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the first quarter of 2000.

NET INCOME
Consolidated net income exceeded that of the same period in 1999 by .3%, and was slightly behind fourth quarter 1999 levels. Management anticipates that net income will continue to remain strong for the remainder of the year.

FORWARD-LOOKING STATEMENTS
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," forecast, "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of other companies on which the Company relies to be Year 2000 compliant; the ability of the Company to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Based on the results of the simulation model as of March 31, 2000, the Company would expect a maximum potential reduction in net interest margin of less than 7% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained substantially unchanged from the previous quarter.

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

During the first quarter of 2000, United Bank & Trust formed United Mortgage Company as a wholly-owned subsidiary of the Bank. United Mortgage Company will become active during the second quarter of the year, but as a subsidiary of the Bank, its operations will be completely transparent to the financial statements of the Bank or the Company.

ITEM 2- CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 2000.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2000.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
April 30, 2000


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