Form 10-Q
period 2000-06-30
UNITED BANCORP INC /MI/
filed 2000-08-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         Yes              |X|                   No                |_|

As of July 15, 2000, there were outstanding 1,909,713 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                                         DESCRIPTION                                                  PAGE NO.
-----------------------------------------------------------------------------------------------------------------------
                                    PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Condensed)                                                                       3
              (a)          Consolidated Balance Sheets                                                               3
              (b)          Consolidated Statements of Income                                                         4
              (c)          Condensed Consolidated Statements of Changes in Shareholders' Equity                      5
              (d)          Consolidated Statements of Cash Flows                                                     6
              (e)          Notes to Consolidated Financial Statements                                                7

Item 2.       Management's Discussion and Analysis                                                                   8
              Financial Condition                                                                                    8
              Liquidity                                                                                             11
              Results of Operations                                                                                 11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                            15


                                    PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     16
Item 2.       Changes in Securities                                                                                 16
Item 3.       Defaults Upon Senior Securities                                                                       16
Item 4.       Submission of Matters to a Vote of Security Holders                                                   16
Item 5.       Other Information                                                                                     18
Item 6.       Exhibits and Reports on Form 8-K                                                                      18

Signatures                                                                                                          18
Exhibit Index                                                                                                       19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A)   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       (unaudited)                       (unaudited)
In thousands of dollars                                                                  June 30,       December 31,       June 30,
                                                                                           2000             1999             1999
                                                                                        ---------       ------------      ---------
ASSETS
Total cash and cash equivalents                                                         $  19,406        $  17,469        $  17,398

Securities available for sale                                                              74,478           81,923           52,161
Securities held to maturity; fair value of $33,755 at June 30, 1999                          --               --             33,402
                                                                                        ---------        ---------        ---------
Total securities                                                                           74,478           81,923           85,563

Loans held for sale                                                                           419              154              199
Portfolio loans                                                                           329,100          308,113          281,235
                                                                                        ---------        ---------        ---------
Total loans                                                                               329,519          308,267          281,434
Less allowance for loan losses                                                              3,828            3,300            3,043
                                                                                        ---------        ---------        ---------
Net loans                                                                                 325,691          304,967          278,391

Premises and equipment, net                                                                13,118           13,116           12,969
Accrued interest receivable and other assets                                               10,391           10,046            9,199
                                                                                        ---------        ---------        ---------
TOTAL ASSETS                                                                            $ 443,084        $ 427,521        $ 403,520
                                                                                        =========        =========        =========

LIABILITIES
Deposits
      Noninterest bearing                                                               $  52,262        $  46,829        $  44,353
      Interest bearing certificates of deposit of $100,000 or more                         36,318           32,445           29,089
      Other interest bearing deposits                                                     280,654          281,569          277,272
                                                                                        ---------        ---------        ---------
Total deposits                                                                            369,234          360,843          350,714

Federal funds purchased and other short term borrowings                                    16,200           19,300             --
Other borrowings                                                                           12,328            3,624           10,624
Accrued interest payable and other liabilities                                              2,743            2,790            2,484
                                                                                        ---------        ---------        ---------
TOTAL LIABILITIES                                                                         400,505          386,557          363,822

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 1,909,713, 1,819,193 and
      1,816,984 shares issued and outstanding, respectively                                28,207           23,919           23,769
Retained earnings                                                                          14,949           17,544           16,184
Accumulated other comprehensive income (loss), net of tax                                    (577)            (499)            (255)
                                                                                        ---------        ---------        ---------
TOTAL SHAREHOLDERS' EQUITY                                                                 42,579           40,964           39,698
                                                                                        ---------        ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 443,084        $ 427,521        $ 403,520
                                                                                        =========        =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                   Three Months Ended            Six Months Ended
In thousands of dollars, except per share data                                          June 30,                     June 30,
                                                                                   ------------------------------------------------
                                                                                   2000          1999           2000           1999
                                                                                  ------        ------        -------        -------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                                     $7,209        $5,909        $13,939        $11,682
      Tax exempt                                                                      29            23             56             42
Interest on securities
      Taxable                                                                        706           804          1,445          1,617
      Tax exempt                                                                     393           435            817            901
Interest on federal funds sold                                                      --              49           --               53
                                                                                  ------        ------        -------        -------
Total interest income                                                              8,337         7,220         16,257         14,295

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                              524           370            983            763
Interest on other deposits                                                         2,885         2,409          5,628          4,723
Interest on short term borrowings                                                    291             1            574             46
Interest on other borrowings                                                         200           166            287            331
                                                                                  ------        ------        -------        -------
Total interest expense                                                             3,900         2,946          7,472          5,863
                                                                                  ------        ------        -------        -------
NET INTEREST INCOME                                                                4,437         4,274          8,785          8,432
Provision for loan losses                                                            354           315            708            630
                                                                                  ------        ------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                4,083         3,959          8,077          7,802

NONINTEREST INCOME
Service charges on deposit accounts                                                  578           512          1,124            920
Trust & Investment fee income                                                        708           518          1,352            980
Gains on securities transactions                                                       4             1              4             12
Loan sales and servicing                                                              85           149            162            345
Sales of nondeposit investment products                                              175           159            347            311
Gain on sale of credit card loans                                                    308          --              308           --
Other income                                                                         237           188            471            349
                                                                                  ------        ------        -------        -------
Total noninterest income                                                           2,095         1,527          3,768          2,917

NONINTEREST EXPENSE
Salaries and employee benefits                                                     2,164         2,050          4,316          4,037
Occupancy and equipment expense, net                                                 707           626          1,427          1,226
Other expense                                                                      1,107         1,119          2,219          2,107
                                                                                  ------        ------        -------        -------
Total noninterest expense                                                          3,978         3,795          7,962          7,370
                                                                                  ------        ------        -------        -------
INCOME BEFORE FEDERAL INCOME TAX                                                   2,200         1,691          3,883          3,349
Federal income tax                                                                   632           443          1,080            870
                                                                                  ------        ------        -------        -------
NET INCOME                                                                        $1,568        $1,248        $ 2,803        $ 2,479
                                                                                  ======        ======        =======        =======

Basic earnings per share                                                          $ 0.82        $ 0.65        $  1.46        $  1.30
Diluted earnings per share                                                          0.82          0.65           1.46           1.30
Cash dividends declared per share of common stock                                   0.30          0.27           0.58           0.52

The accompanying notes are an integral part of these consolidated financial statements.

(C)   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands of dollars, except per share data
                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                     June 30,
                                                                 -------------------------    -------------------------
TOTAL SHAREHOLDERS' EQUITY                                             2000           1999          2000           1999
Balance at beginning of period                                   $  41,482      $  39,408     $  40,964      $  38,764

Net Income                                                           1,568          1,248         2,803          2,479
Other comprehensive income:
      Net change in unrealized gains (losses)
          on securities available for sale, net                        118           (453)          (78)          (575)
                                                                 ---------      ---------     ---------      ---------
Total comprehensive income                                           1,686            795         2,725          1,904
Cash dividends declared                                               (572)          (509)       (1,118)          (993)
5% stock dividend declared                                               -              -             -              -
Common stock and contingently issuable stock                           (17)             4             8             23
                                                                 ---------      ---------     ---------      ---------
Balance at end of period                                         $  42,579      $  39,698     $  42,579      $  39,698
                                                                 =========      =========     =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                  Six Months Ended
In thousands of dollars                                                                               June 30,
                                                                                               ----------------------
                                                                                                 2000           1999
                                                                                               -------        -------
Cash Flows from Operating Activities
------------------------------------
Net Income                                                                                     $ 2,803        $ 2,479
                                                                                               -------        -------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
-------------------------------------------------------------------------
Depreciation and amortization                                                                    1,030            901
Provision for loan losses                                                                          708            630
Gain on sale of credit card loans                                                                 (308)             -
Change in loans held for sale                                                                     (265)           336
Change in accrued interest receivable and other assets                                              29            167
Change in accrued interest payable and other liabilities                                           108             75
                                                                                               -------        -------
Total adjustments                                                                                1,302          2,109
                                                                                               -------        -------
Net cash from operating activities                                                               4,105          4,588
                                                                                               -------        -------

Cash Flows from Investing Activities
------------------------------------
Securities available for sale
      Purchases                                                                                 (2,853)       (13,121)
      Maturities and calls                                                                       7,964         14,166
      Principal payments                                                                         2,114          4,292
Securities held to maturity
      Purchases                                                                                      -         (1,198)
      Maturities and calls                                                                           -          4,706
Proceeds from sale of credit card loans                                                          3,745              -
Net change in portfolio loans                                                                  (25,148)       (11,907)
Premises and equipment expenditures, net                                                          (720)        (2,185)
Cash received for net liabilities assumed in acquisition of branch                                   -         17,590
                                                                                               -------        -------
Net cash from investing activities                                                             (14,898)        12,343
                                                                                               -------        -------

Cash Flows from Financing Activities
------------------------------------
Net change in deposits                                                                           8,391         (6,576)
Net change in short term borrowings                                                             (3,100)        (3,874)
Proceeds from other borrowings                                                                   9,000              -
Principal payments on other borrowings                                                            (296)          (276)
Proceeds from common stock transactions                                                              8             23
Dividends paid                                                                                  (1,273)        (1,178)
                                                                                               -------        -------
Net cash from financing activities                                                              12,730        (11,881)
                                                                                               -------        -------
Net change in cash and cash equivalents                                                          1,937          5,050

Cash and cash equivalents at beginning of year                                                  17,469         12,348
                                                                                               -------        -------
Cash and cash equivalents at end of period                                                     $19,406        $17,398
                                                                                               =======        =======

Supplement Disclosure of Cash Flow Information:
-----------------------------------------------
Interest paid                                                                                  $ 7,439        $ 5,820
Income tax paid                                                                                  1,175            900
Loans transferred to other real estate                                                             544              -
Increase in deposits from branch acquisition                                                         -         20,023
Goodwill resulting from branch acquisition                                                           -          2,433

The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $121,337,000 and $124,578,000 at the end of June 2000 and 1999. The balance of loans serviced for others related to servicing rights that have been capitalized was $100,571,000 and $98,705,000 at June 30, 2000 and 1999.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2000 and 1999 follows:

      Unamortized cost of mortgage servicing rights                                  2000          1999
      ---------------------------------------------                                 ------        ------
      Balance at January 1                                                          $ 728         $ 646
      Amount capitalized year to date                                                  28           137
      Amount amortized year to date                                                   (41)          (69)
                                                                                    -----         -----
      Balance at period end                                                         $ 715         $ 714
                                                                                    =====         =====

No valuation allowance was considered necessary for mortgage servicing rights at period end 2000 and 1999.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. The Company issued 5% stock dividends in May 2000 and 1999. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends.

Under the Company's 1999 stock option plan, 30,550 options were granted on May 10, 2000 at the market price of $48.00 per share.

A reconciliation of basic and diluted earnings per share follows:

                                                                            Three Months Ended                 Six Months Ended
      In thousands of dollars, except per share data                             June 30,                          June 30,
                                                                       -------------------------------------------------------------
                                                                          2000             1999             2000             1999
                                                                       ----------       ----------       ----------       ----------
Net income                                                             $    1,568       $    1,248       $    2,803       $    2,479
                                                                       ==========       ==========       ==========       ==========

Basic earning per share:
    Weighted average common shares outstanding                          1,909,746        1,907,835        1,909,916        1,907,769
    Weighted average contingently issuable shares                           7,995            5,976            7,713            5,838
                                                                       ----------       ----------       ----------       ----------
                                                                        1,917,741        1,913,811        1,917,629        1,913,607
                                                                       ==========       ==========       ==========       ==========

    Basic earnings per share                                           $     0.82       $     0.65       $     1.46       $     1.30
                                                                       ==========       ==========       ==========       ==========

Diluted earnings per share:
    Weighted average common shares outstanding
      from basic earnings per share                                     1,917,741        1,913,811        1,917,629        1,913,607
    Dilutive effect of stock options                                          538             --                269             --
                                                                       ----------       ----------       ----------       ----------
                                                                        1,918,279        1,913,811        1,917,898        1,913,607
                                                                       ==========       ==========       ==========       ==========

    Diluted earnings per share                                         $     0.82       $     0.65       $     1.46       $     1.30
                                                                       ==========       ==========       ==========       ==========


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and six month periods ending June 30, 2000 and 1999.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to decline during the second quarter of 2000, primarily as a result of loan growth in excess of deposit growth. Principal repayments on mortgage backed securities, as well as maturities within the various portfolios, contributed to the decrease in balances, as most maturities were not replaced during the quarter. In spite of this decline, the mix of the securities portfolio remains relatively unchanged from period to period over the long term. The chart below shows the mix of the portfolio.

                                                                               6/30/2000    12/31/1999      6/30/1999
                                                                              -----------  ------------    -----------
      U.S. Treasury and agency securities                                           24.3%         24.7%          23.9%
      Mortgage backed agency securities                                             18.2%         19.3%          22.4%
      Obligations of states and political subdivisions                              46.7%         46.2%          38.5%
      Corporate, asset backed, and other securities                                 10.8%          9.8%          15.2%
                                                                              ----------   -----------     ----------
          Total Securities                                                         100.0%        100.0%         100.0%
                                                                              ==========   ===========     ==========

LOANS
Loan growth during the second quarter of 2000 remained consistent with that achieved in the first quarter of the year, and exceeded the levels achieved in 1999. During the second quarter of 2000, annualized loan growth was 13.6%, compared to six month annualized growth of 13.8%. Business loans and residential mortgages led the year to date increases, while other personal loan categories declined. This decline was due to the sale of the Bank's credit card portfolio at the end of the second quarter. Information regarding the sale of the credit card portfolio is detailed in the noninterest income discussion below.

The mix of the loan portfolio has remained relatively unchanged from prior periods. Over the long term, the trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. Sale of the Bank's credit card portfolio at the end of June resulted in a decline in personal loans as of June 30.

The table below shows total loans outstanding, in thousands of dollars at June 30, and December 31, and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or client.

                                           June 30, 2000             December 31, 1999              June 30, 1999
                                      -----------------------    ------------------------     ------------------------
                                         Balance   % of total      Balance     % of total       Balance     % of total
                                         -------   ----------      -------     ----------       -------     ----------
Portfolio loans:
      Personal                        $   56,068        17.0%    $  59,045          19.2%     $  57,363          20.4%
      Business loans and
          commercial mortgages           110,958        33.7%       99,832          32.4%        85,732          30.5%
      Tax exempt                           2,306         0.7%        1,710           0.6%         1,737           0.6%
      Residential mortgage               126,245        38.3%      114,150          37.0%       110,375          39.2%
      Construction                        33,942        10.3%       33,530         10.88%        26,227           9.3%
                                      ----------   ---------     ---------     ---------      ---------     ---------
          Total loans                 $  329,519       100.0%    $ 308,267        100.00%     $ 281,434         100.0%
                                      ==========   =========     =========     =========      =========     =========

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

The chart below shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars, as of June 30, 2000 and 1999, and December 31, 1999. The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

                                                                6/30/2000     12/31/1999     6/30/1999
                                                                ---------     ----------     ---------
      Nonaccrual loans                                          $     864     $    1,305     $   1,015
      Loans past due 90 days or more                                  564            174           295
      Troubled debt restructurings                                    133            134           135
                                                                ---------     ----------     ---------
          Total nonperforming loans                                 1,561          1,613         1,445
      Other real estate                                               544            347           335
                                                                ---------     ----------     ---------
          Total nonperforming assets                            $   2,105     $    1,960     $   1,780
                                                                =========     ==========     =========

      Percent of nonperforming loans to total loans                  0.47%          0.52%         0.51%
      Percent of nonperforming assets to total assets                0.48%          0.46%         0.44%

Nonperforming assets increased from December 31, 1999, while nonperforming loans remained virtually flat. This is a result of the addition of two properties to other real estate during the quarter. All other categories of nonperforming assets remained virtually unchanged from December of 1999, but remain slightly higher than June 1999 levels. The Company's ratios of nonperforming assets are in line with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its anticipated potential losses. The provision provides for currently anticipated losses inherent in the current portfolio. Charge-offs for the year have been lower than during previous periods, resulting in an increase in the allowance.

The Company retains some liability for a limited time on the portfolio of credit card loans that were sold during the second quarter of 2000. As a result, $100,000 was transferred from the Company's Allowance for Loan Losses to a contingent liability account. That transfer is reflected in the chart below.

An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2000 and 1999 follows:

                                                                                     2000          1999
                                                                                  -------       -------
      Balance at January 1:                                                       $ 3,300       $ 2,799
      Loans charged off                                                              (185)         (486)
      Recoveries credited to allowance                                                105           100
      Provision charged to operations                                                 708           630
      Adjustment for credit cards sold                                               (100)           -
                                                                                  -------       -------
      Balance at June 30:                                                         $ 3,828       $ 3,043
                                                                                  =======       =======

The Company has increased its provision for loan losses over the same period in 1999 as a result of an increase in loan volume. This increase in the provision, which reflects increased anticipated losses in the loan portfolio, is also reflected in changes made during the first quarter of 2000 in the method of allocation of the allowance for loan losses. The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2000 and 1999, and December 31, 1999.

                                                                 June 30,   December 31,      June 30,
                                                                     2000           1999          1999
                                                                     ----          -----          ----
      Business and commercial mortgage                            $ 2,193        $ 1,130       $ 1,184
      Tax exempt                                                        -              -             -
      Residential mortgage                                             11             22            23
      Personal                                                        610            646           613
      Construction                                                      -              -             -
      Unallocated                                                   1,014          1,502         1,223
                                                                  ------------------------------------
      Total                                                       $ 3,828        $ 3,300       $ 3,043
                                                                  ====================================

The allocation method used prior to the first quarter of 2000 was based on account-specific allocations for identified credits and the four-year historical loss average, in order to determine allocations by portfolio. Effective with the first quarter of 2000, the allocation method was modified to incorporate recent trends in the rate of net charge-offs and delinquency in the business and commercial mortgage portfolio, resulting in an increased percentage of the allowance to that segment of the loan portfolio.

Construction loans are short-term and are converted to residential or commercial mortgages on the books of the Company. These loans do not typically result in a loss during the construction phase. Therefore, any allocation for construction loans is applied to the category of loan where the final loan resides, rather than to construction loans.

DEPOSITS
Total deposits were flat for the second quarter, following an increase during the first quarter. Year to date annualized deposit growth is 4.65%, compared to annualized growth of 8.99% for the first six months of 1999. However, deposit growth in the second quarter of 1999 included the acquisition of more than $20 million of deposits as a result of a branch purchase. Management anticipates that deposit growth during 2000 will continue to be steady, with continued expansion in new and existing markets.

LIQUIDITY
The Bank maintained an average federal funds borrowed position for the second quarter of 2000 and year to date, although generally the Bank moves in and out of the fed funds market as liquidity needs vary. Borrowings increased from December 31, 1999 and March 31, 2000, and Management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 2000 and 1999, and December 31, 1999. Dollars are shown in thousands.

                                                   Regulatory Guidelines                United Bancorp, Inc.
                                                   ---------------------                --------------------
                                                   Adequate       Well          6/30/2000    12/31/1999      6/30/1999
                                                   --------    ---------        ---------    ----------      ---------
      Tier 1 capital to average assets                4%           5%                9.0%          9.2%           8.9%
      Tier 1 capital to risk weighted assets          4%           6%               13.0%         13.0%          13.5%
      Total capital to risk weighted assets           8%          10%               14.2%         14.2%          14.6%

      Total shareholders' equity                                                 $ 42,579      $ 40,964       $ 39,698
      Intangible assets                                                            (4,092)       (4,296)        (4,503)
      Unrealized (gain) loss on securities available for sale                         577           499            255
                                                                                               --------       --------
          Tier 1 capital                                                           39,064        37,167         35,450
      Qualifying loan loss reserves                                                 3,828         3,300          3,043
                                                                                 --------      --------       --------
          Tier 2 capital                                                         $ 42,892      $ 40,467       $ 38,493
                                                                                 ========      ========       ========

                              RESULTS OF OPERATIONS

NET INTEREST INCOME
Both yields on earning assets and cost of funds increased from the same period of 1999. The net result was a tightening of spread and net interest margin. This tightening is primarily a result of the Company's interest liability-sensitive position, reflecting a risk to earnings when interest rates rise. In fact, interest rates have risen during recent periods, resulting in the expected decline in margin. However, the Company's margin remains quite strong, and Management continues to take steps to neutralize some portion of this risk. The following table shows the year to date daily average Consolidated Balance Sheet, interest earned (on a taxable equivalent basis) or paid, and the annualized effective rate or yield, for the periods ended June 30, 2000 and 1999.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

dollars in thousands                                        2000                                    1999
--------------------                      ------------------------------------------------------------------------------
                                           Average         Interest        Yield/    Average      Interest       Yield/
ASSETS                                     Balance           (b)          Rate (c)   Balance        (b)         Rate (c)
                                          ---------       ---------      ---------  ---------     --------     ---------
Interest earning assets (a)
Federal funds sold                        $    --         $    --               -%  $   2,295     $     53         4.62%
Taxable securities                           47,316           1,445          6.11%     52,754        1,617         6.13%
Tax exempt securities (b)                    31,823           1,179          7.41%     34,385        1,311         7.62%
Taxable loans                               319,039          13,938          8.74%    273,548       11,682         8.54%
Tax exempt loans (b)                          2,126              81          7.63%      1,613           61         7.52%
                                          ---------       ---------                 ---------     --------
      Total int. earning assets (b)         400,304          16,644          8.32%    364,595       14,724         8.08%
Less allowance for loan losses               (3,592)                                   (2,892)
Other assets                                 38,209                                    34,854
                                          ---------                                 ---------
TOTAL ASSETS                              $ 434,921                                 $ 396,557
                                          =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                              $  57,023       $     659          2.31%  $  53,821     $    478         1.77%
Savings deposits                             69,357             796          2.30%     72,529          793         2.19%
CDs $100,000 and over                        34,595             983          5.68%     29,790          763         5.12%
Other interest bearing deposits             155,742           4,173          5.36%    143,874        3,453         4.80%
                                          ---------       ---------                 ---------     --------
      Total int. bearing deposits           316,717           6,611          4.17%    300,014        5,486         3.66%
Short term borrowings                        18,436             574          6.22%      1,861           46         4.99%
Other borrowings                              8,500             288          6.77%     10,875          331         6.08%
                                          ---------       ---------                 ---------     --------
      Total int. bearing liabilities        343,653           7,472          4.35%    312,750        5,863         3.75%
Noninterest bearing deposits                 46,941                                    41,699
Other liabilities                             2,638                                     2,617
Shareholders' equity                         41,689                                    39,491
                                          ---------                                 ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $ 434,921                                 $ 396,557
                                          =========                                 =========
Net interest income (b)                                   $   9,172                               $  8,860
                                                          =========                               ========
Net spread (b)                                                               3.97%                                 4.33%
                                                                         =========                             =========
Net yield on interest earning assets (b)                                     4.58%                                 4.86%
                                                                         =========                             =========
Ratio of interest earning assets to
      interest bearing liabilities             1.16                                      1.17
                                          =========                                 =========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

As noted from the data in the following table, the greatest portion of improvement in interest income during the first half of 2000 came as a result of changes in volume. At the same time, increases in interest expense were distributed fairly evenly between changes in volume and rate. The net result is an increase in net interest income, resulting from improvements in volumes in excess of declines caused by rate. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, on a taxable equivalent basis, in thousands of dollars.

                                                            2000 Compared to 1999                       1999 Compared to 1998
                                                    --------------------------------------        ----------------------------------
                                                       Increase (Decrease) Due To: (a)             Increase (Decrease) Due To: (a)
                                                       -------------------------------             -------------------------------
                                                     Volume          Rate           Net           Volume         Rate           Net
                                                    --------        ------        --------        ------        ------        ------
Interest earned on:
Federal funds sold                                  $   (53)        $  --         $   (53)        $(163)        $ (33)        $(196)
Taxable securities                                     (166)           (5)           (171)          179           (76)          103
Tax exempt securities                                   (96)          (36)           (132)          (32)          (25)          (57)
Taxable loans                                         1,982           274           2,256           565          (575)          (10)
Tax exempt loans                                         19             1              20             7            (1)            6
                                                    -------         -----         -------         -----         -----         -----
      Total interest income                         $ 1,686         $ 234         $ 1,920         $ 556         $(710)        $(154)
                                                    =======         =====         =======         =====         =====         =====

                                                            2000 Compared to 1999                       1999 Compared to 1998
                                                    --------------------------------------        ----------------------------------
                                                       Increase (Decrease) Due To: (a)             Increase (Decrease) Due To: (a)
                                                       -------------------------------             -------------------------------
                                                     Volume          Rate           Net           Volume         Rate           Net
                                                    --------        ------        --------        ------        ------        ------
Interest paid on:
NOW accounts                                        $    30         $ 151         $   181         $ 101         $  53         $ 154
Savings deposits                                        (36)           39               3           (11)         (247)         (258)
CDs $100,000 and over                                   131            89             220          (192)         (110)         (302)
Other interest bearing deposits                         298           422             720            54          (442)         (388)
Short term borrowings                                   513            14             527            28            (2)           26
Other borrowings                                        (77)           34             (43)           12             3            15
                                                    -------         -----         -------         -----         -----         -----
      Total interest expense                        $   859         $ 749         $ 1,608         $  (8)        $(745)        $(753)
                                                    =======         =====         =======         =====         =====         =====
Net change in net interest
      income                                        $   827         $(515)        $   312         $ 564         $  35         $ 599
                                                    =======         =====         =======         =====         =====         =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income is up 37.2% over the second quarter of 1999, and 29.2% year to date over 1999, reflecting initiatives in a number of areas. All categories of noninterest income other than income from loan sales and servicing, increased from the same periods in 1999.

Service charges on deposit accounts are 5.9% ahead of first quarter 2000 and 22.2% over 1999 year to date, as a result of continued deposit growth in transaction accounts and restructuring of the Company's deposit account product structure during mid-1999.

Fee income in the Trust & Investment Group is up 36.7% over the same quarter of 1999 and up 38.0% year to date. Shifts in the mix of the types of accounts managed has increased fee income while assets under management have experienced modest growth.

Income from loan sales and servicing continues to be depressed from previous periods, reflecting a decline in residential mortgages being sold in the secondary market. This decline results from a shift in client preference to variable rate loans, which the Bank retains in its portfolio. Mortgage loan refinancing has also declined from 1999 levels, resulting in fewer loans sold during 2000.

In June, the Bank sold its portfolio of credit card loans. The sale of principal balances of $3,437,252 resulted in a net addition to noninterest income during the quarter of $307,834. Other income increased 35.0% year to date over the same period of 1999.

NONINTEREST EXPENSES
Noninterest expense is virtually flat from the first quarter of 2000, and showed modest increases over comparable periods of 1999. Total noninterest expense, excluding provision for loan losses, for the six months ended June 30, 2000 was 8.0% above the same period for 1999, reflecting continued growth and expansion of the Bank. At the same time, total noninterest expense increased just 4.8% over the second quarter of 1999. The largest increases are seen in the compensation and occupancy expenses, reflecting the Company's continued growth and expansion in various markets.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the second quarter of 2000. The increase in federal income tax for the three and six months ended June 30, 2000 as compared to the same periods for 1999 in the result of higher pre-tax income and slightly less tax exempt income in the 2000 periods as compared to the 1999 periods.

NET INCOME
Consolidated net income exceeded that of the second quarter of 1999 by 25.6%, and is ahead of 1999 year to date by 13.1%. Management anticipates that net income will continue to remain strong for the remainder of the year, although second quarter earnings were helped by non-recurring gains on the sale of the Bank's credit card portfolio as discussed above under "Noninterest Income."

FORWARD-LOOKING STATEMENTS
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgements and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; the ability of other companies on which the Company relies to be Year 2000 compliant; the ability of the Company to locate and correct all data sensitive computer code; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


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

Based on the results of the simulation model as of June 30, 2000, the Company would expect a maximum potential reduction in net interest margin of less than 4% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained substantially unchanged from the previous quarter.

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

During the first quarter of 2000, United Bank & Trust formed United Mortgage Company as a wholly- owned subsidiary of the Bank. United Mortgage Company became active during the second quarter of the year, but as a subsidiary of the Bank, its operations are completely transparent to the financial statements of the Bank or the Company.

ITEM 2- CHANGES IN SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 2000.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2000.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 18, 2000. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,819,193 voting shares outstanding on April 18, 2000.

The following directors were elected to three year terms:

                                                                                   For          Against        Abstain
                                                                                ---------       -------        -------
      David N. Berlin               Re-elected                                  1,164,536        13,601              -
      Joseph D. Butcko              Re-elected                                  1,168,004        10,133              -
      Richard A. Gurdjian           Re-elected                                  1,167,524        10,613              -
      Kathryn M. Mohr               Re-elected                                  1,168,044        10,093              -
      Richard R. Niethammer         Re-elected                                  1,167,794        10,343              -
      John J. Wanke                 Re-elected                                  1,167,809        10,328              -

Directors Bush, Farver, Foss, Hickman, Hill, Knisel, Kuhman, Lawson, Martin, Maxwell, Roberstad and Robideau hold terms which continue after the meeting.

The firm of Crowe, Chizek and Company LLP of Grand Rapids, Michigan was ratified as independent auditors for the Company and its subsidiary for the year ending December 31, 2000. The vote was as follows:

                                                                                   For          Against        Abstain
                                                                                ---------       -------        -------
      Ratification of auditors                                                  1,157,912            40         20,185

Shareholders approved the Company's 1999 Stock Option Plan as proposed. The plan is a Non-Qualified Stock Option Plan as defined under Internal Revenue Service regulations. Under the Plan, Directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price over a specific period of time.

   1. Administration. The Plan is to be administered by a committee consisting of non-employee Directors of the Company. The Committee will determine:
              (a) The persons to whom options will be granted
              (b) The number of shares included with each option
              (c) The date on which each option is to be granted.

      In making decisions for the above criteria, the Committee may consider input provided by the Bank's senior management. All grants are subject to approval by the Board of Directors.

   2. Eligible Participants. The table below delineates the classes and approximate number of persons in each class who may be eligible to participate in the plan:

          Class                                 Number of Potential Participants
          -----                                 --------------------------------
          Non-officer Directors                                16
          Executive Officers                                   10
          Non-Executive Officers                               12

   3. Shares covered by the Plan. The stock subject to the options would be shares of authorized and unissued common stock of the Company. As defined in the Plan, options representing no more than 109,000 shares are to be made available to the Plan. This represents approximately 6% of the Company's current outstanding stock.

   4. General Plan Operation. Options under this plan will be granted to Directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

   5. Duration of the Plan. The Plan became effective when approved by the shareholders at the Annual Meeting, and will continue in effect for five years, unless the plan is extended with the approval of shareholders

The Plan was approved upon the following vote:

                                                                                   For          Against        Abstain
                                                                                ---------       -------        -------
      Adoption of Plan                                                          1,040,975       103,979         33,183

No other matters were considered by shareholders at that meeting.


ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
July 30, 2000


      /S/ Dale L. Chadderdon
      --------------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
    27                              Financial Data Schedule