Form 10-Q
period 2000-09-30
UNITED BANCORP INC /MI/
filed 2000-11-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

              [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                Yes        [X]                     No         [_]

As of October 15, 2000, there were outstanding 1,909,520 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                         DESCRIPTION                                                     PAGE NO.
---------------------------------------------------------------------------------------------------------
                                        PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements (Condensed)                                                              3
          (a)          Consolidated Balance Sheets                                                      3
          (b)          Consolidated Statements of Income                                                4
          (c)          Consolidated Statements of Changes in Shareholders' Equity                       5
          (d)          Consolidated Statements of Cash Flows                                            6
          (e)          Notes to Consolidated Financial Statements                                       7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                    9
          Operations
          Financial Condition                                                                           9
          Liquidity                                                                                    12
          Results of Operations                                                                        12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   16


                                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            17
Item 2.   Changes in Securities and Use of Proceeds                                                    17
Item 3.   Defaults Upon Senior Securities                                                              17
Item 4.   Submission of Matters to a Vote of Security Holders                                          17
Item 5.   Other Information                                                                            17
Item 6.   Exhibits and Reports on Form 8-K                                                             17

Signatures                                                                                             18
Exhibit Index                                                                                          19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A)   CONSOLIDATED BALANCE SHEETS
In thousands of dollars

                                                                               (unaudited)                    (unaudited)
                                                                              September 30,   December 31,   September 30,
                                                                                   2000           1999            1999
                                                                              -------------   ------------   -------------
ASSETS
Total cash and cash equivalents                                                  $  20,348      $  17,469      $  14,627

Securities available for sale                                                       74,817         81,923         49,572
Securities held to maturity; fair value of $34,413 at Sep. 30, 1999                     --             --         34,176
                                                                                 ---------      ---------      ---------
Total securities                                                                    74,817         81,923         83,748

Loans held for sale                                                                    624            154             --
Portfolio loans                                                                    335,287        308,113        293,650
                                                                                 ---------      ---------      ---------
Total loans                                                                        335,911        308,267        293,650
Less allowance for loan losses                                                       3,968          3,300          3,218
                                                                                 ---------      ---------      ---------
Net loans                                                                          331,943        304,967        290,432

Premises and equipment, net                                                         12,920         13,116         12,976
Accrued interest receivable and other assets                                        10,328         10,046          9,883
                                                                                 ---------      ---------      ---------
TOTAL ASSETS                                                                     $ 450,356      $ 427,521      $ 411,666
                                                                                 =========      =========      =========

LIABILITIES
Deposits
      Noninterest bearing                                                        $  53,408      $  46,829      $  44,480
      Interest bearing certificates of deposit of $100,000 or more                  43,121         32,445         32,157
      Other interest bearing deposits                                              289,045        281,569        274,833
                                                                                 ---------      ---------      ---------
Total deposits                                                                     385,574        360,843        351,470

Federal funds purchased and other short term borrowings                              5,600         19,300          6,700
Other borrowings                                                                    12,328          3,624         10,624
Accrued interest payable and other liabilities                                       3,080          2,790          2,377
                                                                                 ---------      ---------      ---------
TOTAL LIABILITIES                                                                  406,582        386,557        371,171

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 1,909,520, 1,819,193 and
      1,816,956 shares issued and outstanding, respectively                         28,264         23,919         23,787
Retained earnings                                                                   15,733         17,544         16,977
Accumulated other comprehensive income (loss), net of tax                             (223)          (499)          (269)
                                                                                 ---------      ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                          43,774         40,964         40,495
                                                                                 ---------      ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 450,356      $ 427,521      $ 411,666
                                                                                 =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands of dollars, except per share data

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                      ----------------------------------------------------------
                                                                        2000             1999             2000             1999
                                                                      -------          -------          -------          -------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                         $ 7,379          $ 6,188          $21,317          $17,870
      Tax exempt                                                           29               23               85               65
Interest on securities
      Taxable                                                             697              791            2,142            2,408
      Tax exempt                                                          394              430            1,211            1,332
Interest on federal funds sold                                              9               31                9               84
                                                                      -------          -------          -------          -------
Total interest income                                                   8,508            7,463           24,764           21,759

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                   611              395            1,593            1,158
Interest on other deposits                                              3,155            2,522            8,784            7,245
Interest on short term borrowings                                         143               19              717               66
Interest on other borrowings                                              214              164              501              495
                                                                      -------          -------          -------          -------
Total interest expense                                                  4,123            3,100           11,595            8,964
                                                                      -------          -------          -------          -------
NET INTEREST INCOME                                                     4,385            4,363           13,169           12,795
Provision for loan losses                                                 240              315              948              945
                                                                      -------          -------          -------          -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     4,145            4,048           12,221           11,850

NONINTEREST INCOME
Service charges on deposit accounts                                       575              569            1,699            1,489
Trust & Investment fee income                                             718              568            2,070            1,548
Gains on securities transactions                                           --               --                4               11
Loan sales and servicing                                                  124               96              286              442
Sales of nondeposit investment products                                   146              186              493              497
Gain on sale of credit card loans                                          --               --              308               --
Other income                                                              209              208              680              557
                                                                      -------          -------          -------          -------
Total noninterest income                                                1,772            1,627            5,540            4,544

NONINTEREST EXPENSE
Salaries and employee benefits                                          2,201            2,108            6,516            6,145
Occupancy and equipment expense, net                                      697              638            2,124            1,863
Other expense                                                           1,104            1,089            3,323            3,197
                                                                      -------          -------          -------          -------
Total noninterest expense                                               4,002            3,835           11,963           11,205
                                                                      -------          -------          -------          -------
INCOME BEFORE FEDERAL INCOME TAX                                        1,915            1,840            5,798            5,189
Federal income tax                                                        538              500            1,618            1,371
                                                                      -------          -------          -------          -------
NET INCOME                                                            $ 1,377          $ 1,340          $ 4,180          $ 3,818
                                                                      =======          =======          =======          =======

Basic earnings per share                                              $  0.72          $  0.70          $  2.18          $  2.00
Diluted earnings per share                                               0.72             0.70             2.18             2.00
Cash dividends declared per share of common stock                        0.30             0.29             0.89             0.81

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                                  Three Months Ended                   Nine Months Ended
                                                                     September 30,                        September 30,
                                                             -----------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                     2000               1999               2000               1999
                                                             --------           --------           --------           --------
Balance at beginning of period                               $ 42,579           $ 39,698           $ 40,964           $ 38,764

Net Income                                                      1,377              1,340              4,180              3,818
Other comprehensive income (loss):
      Net change in unrealized gains (losses)
          on securities available for sale, net                   354                (14)               276               (589)
                                                             --------           --------           --------           --------
Total comprehensive income                                      1,731              1,326              4,456              3,229

Cash dividends declared                                          (573)              (545)            (1,690)            (1,539)
5% stock dividend declared                                         --                 --                 --                 --
Common stock and contingently issuable stock                       37                 16                 44                 41
                                                             --------           --------           --------           --------
Balance at end of period                                     $ 43,774           $ 40,495           $ 43,774           $ 40,495
                                                             ========           ========           ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands of dollars

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                        --------------------------------
                                                                                          2000                    1999
                                                                                        --------                --------
Cash Flows from Operating Activities
Net Income                                                                              $  4,180                $  3,818
                                                                                        --------                --------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                              1,523                   1,381
Provision for loan losses                                                                    948                     945
Gain on sale of credit card loans                                                           (308)                     --
Change in loans held for sale                                                               (470)                    535
Gains on securities transactions                                                              (4)                    (11)
Change in accrued interest receivable and other assets                                      (187)                   (609)
Change in accrued interest payable and other liabilities                                     446                     (62)
                                                                                        --------                --------
Total adjustments                                                                          1,948                   2,179
                                                                                        --------                --------
Net cash from operating activities                                                         6,128                   5,997
                                                                                        --------                --------

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                           (4,653)                (14,132)
      Maturities and calls                                                                 9,064                  15,820
      Principal payments                                                                   2,979                   6,168
Securities held to maturity
      Purchases                                                                               --                  (2,298)
      Maturities and calls                                                                    --                   5,021
Proceeds from sale of credit card loans                                                    3,745                      --
Net change in portfolio loans                                                            (31,435)                (24,462)
Premises and equipment expenditures, net                                                    (882)                 (2,509)
Cash received for net liabilities assumed in acquisition of branch                            --                  17,590
                                                                                        --------                --------
Net cash from investing activities                                                       (21,182)                  1,198
                                                                                        --------                --------

Cash Flows from Financing Activities
Net change in deposits                                                                    24,731                  (5,820)
Net change in short term borrowings                                                      (13,700)                  2,826
Proceeds from other borrowings                                                             9,000                      --
Principal payments on other borrowings                                                      (296)                   (276)
Proceeds from common stock transactions                                                       44                      41
Dividends paid                                                                            (1,846)                 (1,687)
                                                                                        --------                --------
Net cash from financing activities                                                        17,933                  (4,916)
                                                                                        --------                --------
Net change in cash and cash equivalents                                                    2,879                   2,279

Cash and cash equivalents at beginning of year                                            17,469                  12,348
                                                                                        --------                --------
Cash and cash equivalents at end of period                                              $ 20,348                $ 14,627
                                                                                        ========                ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                           $ 11,334                $  9,100
Income tax paid                                                                            2,025                   1,400
Loans transferred to other real estate                                                       544                      --
Increase in deposits from branch acquisition                                                  --                  20,023
Goodwill resulting from branch acquisition                                                    --                   2,433

The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $124,151,000 and $125,126,000 at the end of September 2000 and 1999. The balance of loans serviced for others related to servicing rights that have been capitalized was $104,059,000 and $100,818,000 at September 30, 2000 and 1999.

Mortgage servicing rights activity in thousands of dollars for the six months ended September 30, 2000 and 1999 follows:


      Unamortized cost of mortgage servicing rights                                                   2000                1999
                                                                                               -----------         -----------
      Balance at January 1                                                                     $       728         $       646
      Amount capitalized year to date                                                                   76                 176
      Amount amortized year to date                                                                    (65)                (91)
                                                                                               -----------         -----------
      Balance at period end                                                                    $       739         $       731
                                                                                               ===========         ===========

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

A reconciliation of basic and diluted earnings per share follows:

                                                                    Three Months Ended                Nine Months Ended
      In thousands of dollars, except per share data                    September 30,                    September 30,
                                                                -------------------------------------------------------------
                                                                   2000             1999             2000             1999
                                                                ----------       ----------       ----------       ----------
Net income                                                      $    1,377       $    1,340       $    4,180       $    3,818
                                                                ==========       ==========       ==========       ==========

Basic earning per share:
    Weighted average common shares outstanding                   1,909,360        1,907,824        1,909,729        1,907,787
    Weighted average contingently issuable shares                    8,454            6,055            7,962            5,912
                                                                ----------       ----------       ----------       ----------
                                                                 1,917,814        1,913,879        1,917,691        1,913,699
                                                                ==========       ==========       ==========       ==========

    Basic earnings per share                                    $     0.72       $     0.70       $     2.18       $     2.00
                                                                ==========       ==========       ==========       ==========

Diluted earnings per share:
    Weighted average common shares outstanding
      from basic earnings per share                              1,917,814        1,913,879        1,917,691        1,913,699
    Dilutive effect of stock options                                   576               --               --               --
                                                                ----------       ----------       ----------       ----------
                                                                 1,918,390        1,913,879        1,917,691        1,913,699
                                                                ==========       ==========       ==========       ==========

    Diluted earnings per share                                  $     0.72       $     0.70       $     2.18       $     2.00
                                                                ==========       ==========       ==========       ==========

NOTE 4 - STOCK OPTIONS
On April 18, 2000, Shareholders approved the Company's 1999 Stock Option Plan as proposed. The plan is a Non-Qualified Stock Option Plan as defined under Internal Revenue Service regulations. Under the Plan, Directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price over a specific period of time.

The Plan is administered by a committee consisting of non-employee Directors of the Company. The Committee determines: (a) The persons to whom options will be granted (b) The number of shares included with each option, and, (c) The date on which each option is to be granted. In making decisions for the above criteria, the Committee may consider input provided by the Bank's senior management. All grants are subject to approval by the Board of Directors. The Plan will continue in effect for five years, unless the plan is extended with the approval of shareholders.

The stock subject to the options would be shares of authorized and unissued common stock of the Company. As defined in the Plan, options representing no more than 109,000 shares are to be made available to the Plan.

Options under this plan are granted to Directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

Under the Company's 1999 stock option plan, 30,550 options were granted on May 10, 2000 at the then-current market price. The weighted fair value of the options granted was $5.94.

The following is summarized option activity for the period April 18, 2000 through September 30, 2000.

                                                                Available        Options     Weighted Ave.
                                                                for Grant      Outstanding  Exercise Price
                                                              ------------     -----------  --------------
Balance at April 18, 2000                                        109,000              --              --

    Options granted                                              (30,550)         30,550       $   45.71
                                                                --------        --------       ---------

Balance at September 30, 2000                                     78,450          30,550       $   45.71
                                                                ========        ========       =========

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the three and nine month periods ended September 30, 2000 and 1999.


                                                           Three Months Ended                       Nine Months Ended
In thousands of dollars, except per share data                September 30,                           September 30,
                                                      ---------------------------------------------------------------------
                                                          2000               1999                2000              1999
                                                      ------------       ------------       ------------       ------------
Net income                                            $      1,377       $      1,340       $      4,180       $      3,818
Pro forma net income                                         1,367              1,340              4,164              3,818

Basic earnings per share as reported                  $       0.72       $       0.70       $       2.18       $       2.00
Pro forma basic earnings per share                            0.71               0.70               2.17               2.00

Diluted earnings per share as reported                $       0.72       $       0.70       $       2.18       $       2.00
Pro forma diluted earnings per share                          0.71               0.70               2.17               2.00


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary, United Bank & Trust ("Bank") for the three and nine month periods ending September 30, 2000 and 1999.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio remained relatively flat during the third quarter of 2000. Principal repayments on mortgage backed securities and maturities within the various portfolios were substantially offset by purchases within the municipal bond portfolio. The mix of the securities portfolio has gradually changed in the past year, as a result of an increased emphasis on municipal issues with less focus on mortgage-backed and asset-backed securities. The chart below shows the mix of the portfolio.

                                                                                            9/30/2000      12/31/1999     9/30/1999
                                                                                            ---------      ----------     ---------
U.S. Treasury and agency securities                                                            24.5%           24.7%         24.4%
Mortgage backed agency securities                                                              17.1%           19.3%         20.5%
Obligations of states and political subdivisions                                               47.7%           46.2%         40.2%
Corporate, asset backed, and other securities                                                  10.7%            9.8%         14.9%
                                                                                            -------         -------       -------
    Total Securities                                                                          100.0%          100.0%        100.0%
                                                                                            =======         =======       =======

LOANS
Loan growth during the third quarter of 2000 remained steady. For the quarter, annualized loan growth was 7.8%, compared to nine month annualized growth of 12.0%. All categories of loans other than construction and tax exempt loans experienced growth during the quarter, with the dollars spread relatively evenly among the portfolios. The decline in construction loans was offset by an increase in residential real estate loans as the building season approached seasonal slowdowns in home construction.

The mix of the loan portfolio has remained relatively unchanged from the prior quarter, but continues a long-term trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. Sale of the Bank's credit card portfolio at the end of June resulted in a decline in personal loans as of June 30.

The table below shows total loans outstanding, in thousands of dollars at September 30, 2000 and 1999 and December 31, 1999 and their percentage of the total loan portfolio. All loans are domestic and contain no concentrations by industry or client.

                                     September 30, 2000               December 31, 1999               September 30, 1999
                                 --------------------------      --------------------------       -------------------------
Portfolio loans:                 Balance         % of total       Balance        % of total       Balance        % of total
                                 --------        ----------      --------         ---------       --------       ----------
 Personal                        $ 58,648          17.5%         $ 59,045           19.2%         $ 59,376            20.2%
 Business loans and
  commercial mortgages            113,876          33.9%           99,832           32.4%           92,375            31.5%
 Tax exempt                         2,084           0.6%            1,710            0.6%            1,834             0.6%
 Residential mortgage             129,799          38.6%          114,150           37.0%          111,594            38.0%
 Construction                      31,504           9.4%           33,530           10.9%           28,471             9.7%
                                 --------         -----          --------         ------          --------           -----
    Total loans                  $335,911         100.0%         $308,267         100.00%         $293,650           100.0%
                                 ========         =====          ========         ======          ========           =====

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

The chart below shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars, as of September 30, 2000 and 1999, and December 31, 1999. The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

                                                      9/30/2000      12/31/1999       9/30/1999
                                                      ---------      ----------       ---------
Nonaccrual loans                                        $  921          $1,305          $1,356
Loans past due 90 days or more                             117             174              17
Troubled debt restructurings                               133             134             135
                                                        ------          ------          ------
    Total nonperforming loans                            1,171           1,613           1,508
Other real estate                                          544             347             335
                                                        ------          ------          ------
    Total nonperforming assets                          $1,715          $1,960          $1,843
                                                        ======          ======          ======

Percent of nonperforming loans to total loans             0.35%           0.52%           0.51%
Percent of nonperforming assets to total assets           0.38%           0.46%           0.45%

Nonperforming assets are at their lowest point in recent periods, as credit quality remains quite strong for the organization. Balances in nonaccrual loans are well below those achieved at the end of the third quarter last year and the end of 1999, but are up slightly from June 30, 2000 levels. Delinquencies were down from second quarter 2000 totals and are at very acceptable levels. The Company's ratios of nonperforming assets are in line with other banks of similar size and makeup.

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

An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2000 and 1999 follows:

                                                 2000                   1999
                                               -------                -------
Balance at January 1:                          $ 3,300                $ 2,799
Loans charged off                                 (332)                  (673)
Recoveries credited to allowance                   152                    147
Provision charged to operations                    948                    945
Adjustment for credit cards sold                  (100)                    --
                                               -------                -------
Balance at September 30:                       $ 3,968                $ 3,218
                                               =======                =======

The Company has increased its provision for loan losses over the same period in 1999 as a result of an increase in loan volume. This increase in the provision, which reflects increased anticipated losses in the loan portfolio, is also reflected in changes made during the first quarter of 2000 in the method of allocation of the allowance for loan losses. During the third quarter of 2000, the Company reduced its monthly provision to better reflect its estimates of losses inherent in the portfolio. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2000 and 1999, and December 31, 1999.


                                             9/30/2000           12/31/1999           9/30/1999
                                             ---------           ----------           ---------
Business and commercial mortgage               $2,247               $1,130               $1,344
Tax exempt                                         --                   --                   --
Residential mortgage                               11                   22                   23
Personal                                          627                  646                  645
Construction                                       --                   --                   --
Unallocated                                     1,083                1,502                1,206
                                               ------               ------               ------
Total                                          $3,968               $3,300               $3,218
                                               ======               ======               ======

The allocation method used prior to the first quarter of 2000 was based on account-specific allocations for identified credits and the four-year historical loss average, in order to determine allocations by portfolio. Effective with the first quarter of 2000, the allocation method was modified to incorporate recent trends in the rate of net charge-offs and delinquency in the business and commercial mortgage portfolio, resulting in an increased percentage of the allowance allocated to that segment of the loan portfolio.

Construction loans are short-term and are converted to residential or commercial mortgages on the books of the Company. These loans do not typically result in a loss during the construction phase. Therefore, any allocation for construction loans is applied to the category of loan where the final loan resides, rather than to construction loans.

DEPOSITS
The Company experienced excellent growth in total deposits during the third quarter, following minimal growth during the second quarter. Total deposit growth during the quarter was $16.3 million. Year to date annualized deposit growth is 9.1%, with annualized growth for the quarter of 17.7%. This deposit growth was primarily in interest bearing deposits, and reflects continued growth and expansion, as well as some desire on the part of consumers to return to the relative safety of bank deposit products. Management anticipates that deposit growth during 2000 will continue to be steady, with continued expansion in new and existing markets.

LIQUIDITY
The Bank significantly reduced its average federal funds borrowed position for the third quarter of 2000 as a result of deposit growth in excess of loan demand. Generally the Bank moves in and out of the fed funds market as liquidity needs vary, and the Company remains in an average net borrowed position for the year. Borrowings decreased significantly from December 31, 1999 and June 30, 2000, and Management anticipates that deposit and loan growth will cause continued variation in the short term funds position of the Bank. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 2000 and 1999, and December 31, 1999. Dollars are shown in thousands.

                                                                   Regulatory Guidelines            United Bancorp, Inc.
                                                                   ---------------------    -----------------------------------
                                                                   Adequate         Well    9/30/2000   12/31/1999    9/30/1999
                                                                   --------         ----    ---------   ----------    ---------
      Tier 1 capital to average assets                                4%             5%          9.1%         9.2%         9.1%
      Tier 1 capital to risk weighted assets                          4%             6%         13.1%        13.0%        13.3%
      Total capital to risk weighted assets                           8%             10%        14.4%        14.2%        14.5%

      Total shareholders' equity                                                            $ 43,774     $ 40,964     $ 40,495
      Intangible assets                                                                       (3,990)      (4,296)      (4,400)
      Unrealized (gain) loss on securities available for sale                                    223          499          269
                                                                                            --------     --------     --------
          Tier 1 capital                                                                      40,007       37,167       36,364
      Total loan loss reserves                                                                 3,968        3,300        3,218
      Excess portion of loan loss reserves                                                      (150)          --           --
                                                                                            --------    ---------    ---------
          Tier 2 capital                                                                    $ 43,825    $  40,467    $  39,582
                                                                                            ========    =========    =========

                              RESULTS OF OPERATIONS

NET INTEREST INCOME
Both yields on earning assets and cost of funds increased for 2000 compared to 1999. The net result was a tightening of spread and net interest margin. This tightening is primarily a result of the Company's interest liability-sensitive position, reflecting a risk to earnings when interest rates rise. Rising interest rates during the year have resulted in the expected decline in margin. However, the Company's margin remains quite strong, and Management continues to take steps to neutralize some portion of this risk. The following table shows the year to date daily average Consolidated Balance Sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2000 and 1999.

                                                            YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                             ------------------------------------------------------------------------------------
dollars in thousands                                            2000                                         1999
                                             ------------------------------------------------------------------------------------
                                              Average         Interest          Yield/       Average       Interest        Yield/
ASSETS                                        Balance            (b)           Rate (c)      Balance          (b)         Rate (c)
                                             ----------      ---------         --------     ----------    ---------       --------
Interest earning assets (a)
Federal funds sold                           $     191       $       9          6.46%       $   2,319     $      84        4.81%
Taxable securities                              46,356           2,142          6.16%          52,449         2,408        6.12%
Tax exempt securities (b)                       31,332           1,746          7.43%          33,968         1,934        7.59%
Taxable loans                                  322,692          21,317          8.81%         277,898        17,870        8.57%
Tax exempt loans (b)                             2,148             122          7.58%           1,659            94        7.58%
                                             ---------       ---------                      ---------     ---------
      Total int. earning assets (b)            402,719          25,337          8.39%         368,293        22,390        8.11%
Less allowance for loan losses                  (3,686)                                        (2,965)
Other assets                                    39,063                                         35,441
                                             ---------                                      ---------
TOTAL ASSETS                                 $ 438,096                                      $ 400,769
                                             =========                                      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                 $  57,663       $   1,035          2.39%       $  54,481     $     751        1.84%
Savings deposits                                67,456           1,171          2.32%          73,488         1,218        2.21%
CDs $100,000 and over                           36,348           1,593          5.85%          30,113         1,158        5.13%
Other interest bearing deposits                158,640           6,577          5.53%         145,258         5,277        4.84%
                                             ---------       ---------                      ---------     ---------
      Total int. bearing deposits              320,107          10,377          4.32%         303,340         8,403        3.69%
Short term borrowings                           15,018             717          6.36%           1,741            66        5.04%
Other borrowings                                 9,783             501          6.83%          10,792           495        6.11%
                                             ---------       ---------                      ---------     ---------
      Total int. bearing liabilities           344,908          11,595          4.48%         315,873         8,964        3.78%
Noninterest bearing deposits                    48,090                                         42,660
Other liabilities                                2,839                                          2,502
Shareholders' equity                            42,259                                         39,734
                                             ---------                                      ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $ 438,096                                      $ 400,769
                                             =========                                      =========

Net interest income (b)                                      $  13,742                                    $  13,427
                                                             =========                                    =========
Net spread (b)                                                                  3.91%                                      4.32%
                                                                                ====                                       ====
Net yield on interest earning assets (b)                                        4.55%                                      4.86%
                                                                                ====                                       ====
Ratio of interest earning assets to
      interest bearing liabilities                1.17                                          1.17
                                             =========                                      ========

 (a) Non-accrual loans and overdrafts are included in the average balances of loans.
 (b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
 (c)  Annualized

As noted from the data in the following table, the greatest portion of improvement in interest income during the first nine months of 2000 came as a result of changes in volume. At the same time, increases in interest expense were distributed fairly evenly between changes in volume and rate. The net result is an increase in net interest income, resulting from improvements in volumes in excess of declines caused by rate. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2000 and 1999 on a taxable equivalent basis, in thousands of dollars.

                                                              2000 Compared to 1999                   1999 Compared to 1998
                                                        ---------------------------------      --------------------------------
                                                         Increase (Decrease) Due To: (a)        Increase (Decrease) Due To: (a)
                                                        ---------------------------------      --------------------------------
                                                        Volume         Rate         Net        Volume         Rate         Net
                                                        -------      -------      -------      -------      -------      -------
Interest earned on:
Federal funds sold                                      $   (96)     $    22      $   (74)     $  (237)     $   (39)     $  (276)
Taxable securities                                         (282)          16         (266)         173         (109)          64
Tax exempt securities                                      (148)         (40)        (188)         (75)         (40)        (115)
Taxable loans                                             2,948          499        3,447        1,184         (823)         361
Tax exempt loans                                             28           --           28           12           (1)          11
                                                        -------      -------      -------      -------      -------      -------
      Total interest income                             $ 2,450      $   497      $ 2,947      $ 1,057      $(1,012)     $    45
                                                        =======      =======      =======      =======      =======      =======

Interest paid on:
NOW accounts                                            $    46      $   238      $   284      $   157      $    68      $   225
Savings deposits                                           (103)          57          (46)          14         (338)        (324)
CDs $100,000 and over                                       260          176          436         (225)        (154)        (379)
Other interest bearing deposits                             513          788        1,301          121         (610)        (489)
Short term borrowings                                       629           22          651           39           (2)          37
Other borrowings                                            (49)          55            6            9            2           11
                                                        -------      -------      -------      -------      -------      -------
      Total interest expense                            $ 1,296      $ 1,336      $ 2,632      $   115      $(1,034)     $  (919)
                                                        =======      =======      =======      =======      =======      =======
Net change in net interest
      income                                            $ 1,154      $  (839)     $   315      $   942      $    22      $   964
                                                        =======      =======      =======      =======      =======      =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income remains strong for the year. Income from loan sales and servicing, and sales of nondeposit investment products are down slightly from the high levels achieved in 1999. However, all other areas are improved, and total noninterest income exceeds prior periods by a significant amount.

Service charges on deposit accounts remain ahead of 1999 levels, and are 14.1% over 1999 year to date, as a result of continued deposit growth in transaction accounts and restructuring of the Company's deposit account product structure during mid-1999.

The Bank's Trust & Investment Group continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. Fee income in the Trust & Investment Group is up 26.4% over the same quarter of 1999 and up 33.7% year to date. Shifts in the mix of the types of accounts managed has increased fee income while assets under management have experienced considerable growth.

Income from loan sales and servicing continues to be depressed from previous periods, reflecting a decline in residential mortgages being sold in the secondary market. This decline results from a shift in client preference to variable rate loans, which the Bank retains in its portfolio. Mortgage loan refinancing has also declined from 1999 levels, resulting in fewer loans sold during 2000.

In June of 2000, the Bank sold its portfolio of credit card loans. The sale resulted in a net addition to noninterest income during the second quarter of $308,000. Other income increased 22.1% year to date over the same period of 1999.

NONINTEREST EXPENSES
Noninterest expense is virtually flat from the second quarter of 2000, and showed modest increases over comparable periods of 1999. Total noninterest expense, excluding provision for loan losses, for the nine months ended September 30, 2000 was 6.8% above the same period for 1999, reflecting continued growth and expansion of the Bank. At the same time, total noninterest expense increased just 4.4% over the second quarter of 1999. The largest increases are seen in the compensation and occupancy expenses, reflecting the Company's continued growth and expansion in various markets.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the third quarter of 2000. The increase in federal income tax for the three and nine months ended September 30, 2000 as compared to the same periods for 1999 in the result of higher pre-tax income and slightly less tax exempt income in the 2000 periods as compared to the 1999 periods.

NET INCOME
Consolidated net income exceeded that of the third quarter of 1999 by 2.8%, and is ahead of 1999 year to date by 9.5%. Management anticipates that net income will continue to remain strong for the remainder of the year, although second quarter earnings were helped by non-recurring gains on the sale of the Bank's credit card portfolio as discussed above under "Noninterest Income." Preliminary work relating to expansion of the Company's service area may result in some increase in expenses during the fourth quarter of 2000.

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

Based on the results of the simulation model as of September 30, 2000, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained substantially unchanged from the previous quarter.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended September 30, 2000.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2000.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      27. Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
November 3, 2000


      /S/ Dale L. Chadderdon
      ------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer

                               EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
--------------------------------------------------------------------------------


      27                        Financial Data Schedule