Form 10-K405
period 2000-12-31
UNITED BANCORP INC /MI/
filed 2001-03-26
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 As of February 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,847,000 (common stock, no par value.) As of February 15, 2001, there were outstanding 1,911,603 shares of registrant's common stock, no par value.

 Documents Incorporated By Reference:
 Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 are incorporated by reference.

                              CROSS REFERENCE TABLE

                                                                                                           Page
 ITEM NO.                                               DESCRIPTION                                      Numbers
-----------------------------------------------------------------------------------------------------------------
 PART I
  1.     Business                                                                                              3
         I     Selected Statistical Information                                                                6
               (A)   Distribution of Assets, Liabilities and Shareholders' Equity                              6
               (B)   Interest Rates and Interest Differential                                                  6
         II    Investment Portfolio                                                                            6
         III   Loan Portfolio                                                                                  7
               (A)   Types of Loans                                                                            7
               (B)   Maturities and Sensitivities of Loans to Changes in Interest Rates                        7
               (C)   Risk Elements                                                                             7
               (D)   Other Interest Bearing Assets                                                             8
         IV    Summary of Loan Loss Experience                                                                 8
               (A)   Changes in Allowance for Loan Losses                                                      8
               (B)   Allocation of Allowance for Loan Losses                                                   9
         V     Deposits                                                                                        9
         VI    Return on Equity and Assets                                                                     9
         VII   Short-Term Borrowings                                                                           9
 2.      Properties                                                                                           10
 3.      Legal Proceedings                                                                                    10
 4.      Submission of Matters to a Vote of Security Holders                                                  10

 PART II
 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                10
 6.      Selected Financial Data                                                                              11
 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                12
 7A.     Quantitative and Qualitative Disclosures About Market Risk                                           12
 8.      Financial Statements and Supplementary Data                                                          12
 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                 12

 PART III
 10.     Directors and Executive Officers of the Registrant                                                   12
 11.     Executive Compensation                                                                               12
 12.     Security Ownership of Certain Beneficial Owners and Management                                       12
 13.     Certain Relationships and Related Transactions                                                       12

 PART IV
 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     13

         Signatures                                                                                           15
         Exhibit Index                                                                                        16

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

 Banking services are delivered through a system of fifteen banking offices plus fifteen automated teller machines, in Lenawee, Washtenaw, and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

 In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. The bank, to be called United Bank & Trust - Washtenaw ("UBTW"), will be headquartered in Ann Arbor, and is expected to open for business in April of 2001. UBTW will operate with its own board of directors, and will target the Washtenaw County market for its growth.

 Banking services will be delivered by UBTW through one banking office in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the U of M Medical Center.

 Both banks will offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

 The Bank maintains correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services.

 The Bank offers the sale of nondeposit investment products through licensed representatives in its banking offices, and sells credit and life insurance products. In addition, the Bank is a co-owner of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derives income from the sale of title insurance to its loan customers.

 The Bank's Trust & Investment Group offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Bank.

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

 In March of 2000, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted. Under the act, new opportunities became available for banks and other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the "financial holding company," with the Federal Reserve Board as the umbrella regulator. Functional regulation of the separately regulated subsidiaries of a financial holding company will be conducted by their primary functional regulator.

 In order to qualify as a financial holding company, a bank holding company must file an election to become a financial holding company and each of its banks must be "well capitalized" and "well managed." In addition, the GLB Act requires satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and its subsidiary bank is also subject to certain state laws that deal with the use and distribution of non-public personal information. The Company believes that the GLB Act could significantly increase competition in its business, and the Company elected to become a financial holding company during 2000.

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

 United Bank & Trust is a Michigan banking corporation, and as such is subject to the regulation of, and supervision and regular examination by, the Michigan Division of Financial Institutions ("DFI") and also the Federal Deposit Insurance Corporation ("FDIC"). The DFI is the primary regulator of the Bank. Deposit accounts of the Bank are insured by the FDIC. Requirements and restrictions under the laws of the United States and the State of Michigan include the requirement that banks maintain reserves against certain deposits, restrictions on the nature and amount of loans which may be made by a bank and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits and restrictions relating to investments and other activities of a bank.

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

 The capital ratios of the Company and the Bank exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-32 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

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

 Employees
 On December 31, 2000, the Bank employed 156 full-time and 48 part-time employees. This compares to 160 full time and 40 part time employees as of December 31, 1999. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Bank, who are not compensated by the Company.

 I       SELECTED STATISTICAL INFORMATION

 (A)     DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
 (B)     INTEREST RATES AND INTEREST DIFFERENTIAL:

 The information required by these sections are contained on Pages A-3 and A-4 of the Company's Proxy Statement, and are incorporated herein by reference.

 II      INVESTMENT PORTFOLIO

 The following table reflects the carrying values and yields of the Company's securities portfolio for 2000. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

 Carrying Values and Yields of Investments
 -----------------------------------------
 In thousands of dollars where applicable             0 - 1        1 - 5       5 - 10      Over 10
 Available For Sale                                    Year        Years       Years        Years        Total
--------------------                                 --------     --------    --------     --------     --------
 U.S. Treasury and government agencies (1)           $ 4,009      $23,255     $ 2,501      $     -      $29,765
         Weighted average yield                         6.34%        6.37%       6.79%           -         6.40%
 Obligations of states and political subdivisions      7,099       15,199       4,991        7,549       34,838
         Weighted average yield                         7.36%        7.29%       7.50%        8.27%        7.55%
 Equity and other securities (2)                       6,644        1,432           -            -        8,076
         Weighted average yield                         6.63%        5.80%          -            -         6.48%
         Total Securities                            $17,752      $39,886     $ 7,492      $ 7,549      $72,679
               Weighted average yield                   6.86%        6.70%       7.26%        8.27%        6.96%


 (1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

 (2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

 As of December 31, 2000, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Pages A-6 and A-7, and in Note 4 on Pages A-24 and A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

 III     LOAN PORTFOLIO
 (A)     TYPES OF LOANS

 The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                        2000         1999        1998         1997          1996
                                                       -----        -----       -----        -----          ----
         Personal                                   $ 59,172     $ 59,045    $ 58,797     $ 70,308      $ 69,477
         Business and commercial mortgage            115,155       99,832      82,521       74,080        65,823
         Tax exempt                                    2,030        1,710       1,381        1,482         1,078
         Residential mortgage (1)                    127,768      114,150     104,903      104,800        94,255
         Construction                                 34,382       33,530      22,647       14,588        11,220
                                                    --------     --------    --------     --------      --------
               Total loans (1)                      $338,507     $308,267    $270,249     $265,258      $241,853
                                                    ========     ========    ========     ========      ========



                                                       2000         1999        1998         1997          1996
                                                       -----        -----       -----        -----         ----
         Personal                                      17.4%        19.2%       21.8%        26.5%        28.7%
         Business and commercial mortgage              34.0%        32.4%       30.5%        27.9%        27.2%
         Tax exempt                                     0.6%         0.6%        0.5%         0.6%         0.4%
         Residential mortgage (1)                      37.7%        37.0%       38.8%        39.5%        39.0%
         Construction                                  10.2%        10.9%        8.4%         5.5%         4.6%
                                                      ------       ------      ------       ------       ------
               Total loans (1)                        100.0%       100.0%      100.0%       100.0%       100.0%
                                                      ======       ======      ======       ======       ======

         (1)   Includes loans held for sale

 (B)     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

 The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2000, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                                   0 - 1       1 - 5       After 5
                                                                   Year        Years        Years        Total
                                                                  -------     -------      -------      -------
         Business and commercial mortgage - fixed rate            $10,441     $36,709      $19,344     $ 66,494
         Business and commercial mortgage - variable rate          11,785      23,688       13,188       48,661
         Tax exempt - fixed rate                                      383       1,318          329        2,030
         Tax exempt - variable rate                                     -           -            -            -
         Construction - fixed rate                                  7,853       2,165            -       10,018
         Construction - variable rate                              24,364           -            -       24,364
                                                                  -------     -------      -------     --------
               Total fixed rate                                    18,677      40,192       19,673       78,542
               Total variable rate                                 36,149      23,688       13,188       73,025
                                                                  -------     -------      -------     --------
                     Total                                        $54,826     $63,880      $32,861     $151,567
                                                                  =======     =======      =======     ========


 (C)     RISK ELEMENTS
          Non-Accrual, Past Due and Restructured Loans

 The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2000, in thousands of dollars:

         Gross amount of interest that would have been recorded at original rate            $ 132
         Interest that was included in revenue                                                 (8)
                                                                                            -----
         Net impact on interest revenue                                                     $ 124
                                                                                            =====

 Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Pages A-7, A-8 and A-9, in Note 1 on Pages A-21 and A-22, Note 5 on Page A-25 and Note 6 on Page A-25 of the Company's Proxy Statement, and is incorporated herein by reference.

 At December 31, 2000, the Bank had four loans, other than those disclosed above, for a total of $302,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Bank's "watch list" and were classified as impaired, however, payments are current.

 (D)      OTHER INTEREST BEARING ASSETS

 As of December 31, 2000, other than $544,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under
 Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

 IV      SUMMARY OF LOAN LOSS EXPERIENCE
 (A)     CHANGES IN ALLOWANCE FOR LOAN LOSSES

 The table below summarizes changes in the allowance for loan losses for the years 1996 through 2000, stated in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                       2000         1999        1998         1997          1996
                                                       -----        -----       -----        -----         ----
 Balance at beginning of period                      $ 3,300     $ 2,799     $ 2,467      $ 2,320      $ 2,197
 Charge-offs:
         Business and commercial mortgage                171         166           9           95           25
         Residential mortgage                              -          10           -            7            -
         Personal                                        314         792       1,097        1,087          547
                                                     -------     -------     -------      -------      -------
          Total charge-offs                              485         968       1,106        1,189          572
                                                     -------     -------     -------      -------      -------
 Recoveries:
         Business and commercial mortgage                  4          24          29            8            5
         Residential mortgage                              -           -           -            -            9
         Personal                                        184         185         161           73           53
                                                     -------     -------     -------      -------      -------
          Total recoveries                               188         209         190           81           67
                                                     -------     -------     -------      -------      -------
 Net charge-offs                                         297         759         916        1,108          505
                                                     -------     -------     -------      -------      -------
 Additions charged to operations                       1,129       1,260       1,248        1,255          628
 Adjustment for credit cards sold                       (100)          -           -            -            -
                                                     -------     -------     -------      -------      -------
 Balance at end of period                            $ 4,032     $ 3,300     $ 2,799      $ 2,467      $ 2,320
                                                     =======     =======     =======      =======      =======
 Ratio of net charge-offs to average loans              0.09%       0.27%       0.35%        0.42%        0.22%
 Allowance as percent of total loans                    1.19%       1.07%       1.04%        0.93%        0.96%

 The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,129,000 in 2000, compared to $1,260,000 in 1999 and $1,248,000 in 1998. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.28% of the portfolio.

 (B)     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

 The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                                      2000          1999        1998         1997         1996
                                                     -----          -----       -----        -----        ----
         Business and commercial mortgage            $ 2,580      $ 1,130      $  864       $  842      $ 1,012
         Tax exempt                                        -            -           -            -            -
         Residential mortgage                              7           22          36           33           27
         Personal                                        638          646         762          792          362
         Construction                                      -            -           -            -            -
         Unallocated                                     807        1,502       1,137          800          919
                                                     -------      -------     -------      -------      -------
         Total                                       $ 4,032      $ 3,300     $ 2,799      $ 2,467      $ 2,320
                                                     =======      =======     =======      =======      =======

 The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

 V       DEPOSITS

 The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-3 and maturities of time deposits is provided in Note 9 on Page A-26 of the Company's Proxy Statement, and is incorporated herein by reference. There were no foreign deposits.

 As of December 31, 2000, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                                                                             Time
                                                                                         Certificates
                                                                                         ------------
         Within three months                                                                $21,073
         Over three through six months                                                        7,500
         Over six through twelve months                                                       3,933
         Over twelve months                                                                  13,939
                                                                                             ------
           Total                                                                            $46,445
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

 ITEM 2 -            PROPERTIES

 The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. The Bank owns and occupies the entire two-story building, which was built in 1980. The Bank operates a 12,000 square foot operations and training center in Tecumseh, and also operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the Bank operates one office each in the city of Saline and the village of Manchester, Washtenaw County, Michigan, and owns and operates one office in Dundee, Monroe County, Michigan. A banking office is approved and under construction in the Village of Dexter, in Washtenaw County. The Bank owns all of the buildings except for the Manchester office, and leases the land for one office in the city of Adrian and for the Dexter office. All offices except Manchester offer drive-up facilities.

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

 No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

 ITEM 5 -            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK
The following table shows the high and low selling prices of common stock of the Company for each quarter of 2000 and 1999 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter. The Company had 1,085 shareholders as of December 31, 2000. The prices and dividends per share have been adjusted to reflect the 2000 and 1999 stock dividends.

                                        2000                                              1999
                         ------------------------------------             --------------------------------------
                               Market price         Cash                        Market price           Cash
                         ------------------------ dividends               -------------------------  dividends
               Quarter      High         Low       declared                   High         Low       declared
              ---------  ------------------------------------             --------------------------------------
               1st          $ 44.76   $ 44.76      $ 0.286                  $ 41.72     $ 39.90      $ 0.254
               2nd            50.00     44.76        0.300                    44.76       41.72        0.267
               3rd            50.00     50.00        0.300                    44.76       44.76        0.286
               4th            50.00     50.00        0.420                    44.76       44.76        0.381

 ITEM 6 -      SELECTED FINANCIAL DATA

 The following tables present five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).


 FINANCIAL CONDITION                                   2000         1999        1998         1997          1996
                                                      -----        -----       -----        -----         -----
 ASSETS
 Cash and demand balances in other banks             $ 16,822    $ 17,469    $ 12,348      $ 10,406     $ 10,252
 Federal funds sold                                    21,300           -           -             -       11,400
 Securities available for sale                         72,679      81,923      58,468        42,488       44,990
 Securities held to maturity                                -           -      36,919        37,164       33,348
 Net loans                                            334,475     304,967     267,450       262,791      239,533
 Other assets                                          23,585      23,162      18,510        17,422       13,847
                                                     --------    --------    --------      --------     --------
         Total Assets                                $468,861    $427,521    $393,695      $370,271     $353,370
                                                     ========    ========    ========      ========     ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest bearing deposits                         $52,555     $46,829     $42,468       $31,924      $30,335
 Interest bearing certificates of deposit of
   $100,000 or more                                    46,445      32,445      31,108        38,714       42,060
 Other interest bearing deposits                      308,957     281,569     263,691       246,197      225,308
                                                      -------     -------     -------       -------      -------
   Total deposits                                     407,957     360,843     337,267       316,835      297,703
 Short term borrowings                                      -      19,300       3,874         4,942          609
 Other borrowings                                      12,328       3,624      10,900        10,000       20,000
 Other liabilities                                      3,522       2,790       2,890         3,028        3,010
                                                     --------    --------    --------      --------     --------
   Total Liabilities                                  423,807     386,557     354,931       334,805      321,322
 Shareholders' Equity                                  45,054      40,964      38,764        35,466       32,048
                                                     --------    --------    --------      --------     --------
   Total Liabilities and Shareholders' Equity        $468,861    $427,521    $393,695      $370,271     $353,370
                                                     ========    ========    ========      ========     ========


 RESULTS OF OPERATIONS                                   2000        1999        1998          1997         1996
-----------------------                                 -----       -----       -----         -----         ----
 Interest income                                      $33,549     $29,408     $28,993       $27,705      $25,351
 Interest expense                                      15,900      12,254      13,032        12,893       11,614
                                                     --------    --------    --------      --------     --------
   Net Interest Income                                 17,649      17,154      15,961        14,812       13,737
 Provision for loan losses                              1,129       1,260       1,248         1,255          628
 Noninterest income                                     7,396       6,142       5,400         4,124        3,662
 Noninterest expense                                   16,096      15,102      13,208        10,852       10,307
                                                     --------    --------    --------      --------     --------
   Income before Federal income tax                     7,820       6,934       6,905         6,829        6,464
 Federal income tax                                     2,194       1,819       1,803         1,816        1,713
                                                     --------    --------    --------      --------     --------
   Net Income                                        $  5,626    $  5,115    $  5,102      $  5,013     $  4,751
                                                     ========    ========    ========      ========     ========

 Basic and diluted earnings per share (1) (2)        $   2.93    $   2.67    $   2.67      $   2.63     $   2.50
 Cash dividends declared per share (2)                   1.31        1.19        1.08          0.96         0.87


 (1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

 (2) Adjusted to reflect the stock dividends paid in 2000, 1999, 1998, 1997 and 1996.

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


 ITEM 8 -            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this section is contained on pages A-17 through A-34 of the Company's Proxy Statement, and is incorporated herein by reference.


 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 The information required by this item is inapplicable, and therefore has been omitted.

                                    PART III

 Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001, and is incorporated herein by reference, as follows:


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

 ITEM 13 -           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information appearing on page 9 and 10 and in Note 14 on Page A-29 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001, is incorporated herein by reference in response to this item.

                                     PART IV

 ITEM 14 -       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     The following documents are filed as a part of this report:
         1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:

                                                                                            Pages in Proxy
                                                                                              Statement
                                                                                            --------------
                     Consolidated Balance Sheets - December 31, 2000 and 1999                   A-17

                     Consolidated Statements of Income -
                     Years Ended December 31, 2000, 1999 and 1998                               A-18

                     Consolidated Statements of Cash Flows -
                     Years Ended December 31, 2000, 1999 and 1998                               A-19

                     Consolidated Statements of Changes in Shareholders' Equity -
                     Years Ended December 31, 2000, 1999 and 1998                               A-20

                     Notes to Consolidated Financial Statements                              A-21 - A-34

                     Report of Independent Auditors, Crowe, Chizek and Company LLP,
                     Dated January 18, 2001                                                     A-16


         2.  Financial statement schedules are not applicable.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

 (b) No reports on Form 8-K were filed during the quarter ending December 31, 2000.

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

         4(e) United Bancorp, Inc. 1999 Stock Option Plan, filed as Appendix B to the Company's proxy statement dated March 24, 2000 (file number 0-16640) and incorporated herein by reference.

         11 The information required by this section is incorporated by reference in Note 1 on Page A-23 and Note 19 on Page A-32 of the Company's Proxy Statement.

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

         21    Listing of Subsidiaries, filed herewith.

         23(a) Consent of Crowe, Chizek and Company LLP, Independent Auditors, filed herewith.

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

         United Bancorp, Inc.

         /S/ David S. Hickman                                    March 14, 2001
        -----------------------------------------                --------------
         David S. Hickman, Chairman and                               Date
         Chief Executive Officer, Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 14, 2001.

 /S/ John J. Wanke                                                         /S/ Dale L. Chadderdon
-------------------------------------------------                         --------------------------------------------------
 John J. Wanke, President and Chief                                        Dale L. Chadderdon, Senior Vice
 Operating Officer, Director                                               President, Secretary and Treasurer

 /S/ David N. Berlin                                                       /S/ Jeffrey A. Kuhman
-------------------------------------------------                         --------------------------------------------------
 David N. Berlin, Director                                                 Jeffrey A. Kuhman, Director

 /S/ L. Donald Bush                                                        /S/ James C. Lawson
-------------------------------------------------                         --------------------------------------------------
 L. Donald Bush, Director                                                  James C. Lawson, Director

 /S/ Joseph D. Butcko                                                      /S/ Donald J. Martin
-------------------------------------------------                         --------------------------------------------------
 Joseph D. Butcko, Director                                                Donald J. Martin, Director

 /S/ Patrick D. Farver                                                     /S/ David E. Maxwell
-------------------------------------------------                         --------------------------------------------------
 Patrick D. Farver, Director                                               David E. Maxwell, Director

 /S/ John H. Foss                                                          /S/ Kathryn M. Mohr
-------------------------------------------------                         --------------------------------------------------
 John H. Foss, Director                                                    Kathryn M Mohr, Director

 /S/ Richard A. Gurdjian                                                   /S/ Richard R. Niethammer
-------------------------------------------------                         --------------------------------------------------
 Richard A. Gurdjian, Director                                             Richard R. Niethammer, Director

 /S/ Scott F. Hill                                                         /S/ John R. Robertstad
-------------------------------------------------                         --------------------------------------------------
 Scott F. Hill, Director                                                   John R. Robertstad, Director

 /S/ Ann Hinsdale Knisel                                                   /S/ Jeffrey T. Robideau
-------------------------------------------------                         --------------------------------------------------
 Ann Hinsdale Knisel, Director                                             Jeffrey T. Robideau, Director

                                  EXHIBIT INDEX

 EXHIBIT NO.                        DESCRIPTION                      PAGE NO.
-------------                      ------------                     ----------
 Exhibit 21               Subsidiaries                                 17
 Exhibit 23(a)            Consent of Independent Auditors              18