Form 10-Q
period 2001-03-31
UNITED BANCORP INC /MI/
filed 2001-05-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                       Yes      [X]        No       [ ]

As of April 15, 2001, there were outstanding 1,911,435 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE


ITEM NO.                                          DESCRIPTION                                      PAGE NO.
------------------------------------------------------------------------------------------------------------------
                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)
          (a)          Consolidated Balance Sheets                                                              3
          (b)          Consolidated Statements of Income                                                        4
          (c)          Consolidated Statements of Changes in Shareholders' Equity                               5
          (d)          Consolidated Statements of Cash Flows                                                    6
          (e)          Notes to Consolidated Financial Statements                                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations
          Financial Condition                                                                                   9
          Liquidity                                                                                            12
          Results of Operations                                                                                13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                           16


                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                    17
Item 2.   Changes in Securities and Use of Proceeds                                                            17
Item 3.   Defaults Upon Senior Securities                                                                      17
Item 4.   Submission of Matters to a Vote of Security Holders                                                  18
Item 5.   Other Information                                                                                    18
Item 6.   Exhibits and Reports on Form 8-K                                                                     18

Signatures                                                                                                     18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Condensed)

(A)    CONSOLIDATED BALANCE SHEETS

In thousands of dollars

                                                                     (unaudited)                 (unaudited)
                                                                      March 31,   December 31,    March 31,
                                                                         2001         2000           2000
                                                                     -----------  ------------    ----------
ASSETS
Cash and demand balances in other banks                               $  20,866   $  16,822       $  18,443
Federal funds sold                                                       22,400      21,300              --
                                                                      ---------   ---------       ---------
Total cash and cash equivalents                                          43,266      38,122          18,443

Securities available for sale                                            80,313      72,679          79,008

Loans held for sale                                                       2,001       1,156              --
Portfolio loans                                                         344,052     337,351         318,690
                                                                      ---------   ---------       ---------
Total loans                                                             346,053     338,507         318,690
Less allowance for loan losses                                            4,199       4,032           3,623
                                                                      ---------   ---------       ---------
Net loans                                                               341,854     334,475         315,067

Premises and equipment, net                                              14,599      13,431          13,374
Accrued interest receivable and other assets                              9,933      10,154          10,039
                                                                      ---------   ---------       ---------
TOTAL ASSETS                                                          $ 489,965   $ 468,861       $ 435,931
                                                                      =========   =========       =========

LIABILITIES
Deposits
       Noninterest bearing                                            $  54,488   $  52,555       $  49,928
       Interest bearing certificates of deposit of $100,000 or more      41,963      46,445          34,924
       Other interest bearing deposits                                  331,217     308,957         284,417
                                                                      ---------   ---------       ---------
Total deposits                                                          427,668     407,957         369,269

Federal funds purchased and other short term borrowings                      --          --          14,800
Other borrowings                                                         12,328      12,328           7,624
Accrued interest payable and other liabilities                            3,852       3,522           2,756
                                                                      ---------   ---------       ---------
TOTAL LIABILITIES                                                       443,848     423,807         394,449

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
       5,000,000 shares authorized; 1,911,491, 1,911,603 and
       1,819,022 shares issued and outstanding, respectively             28,433      28,399          23,947
Stock dividend payable                                                    4,874          --           4,275
Retained earnings                                                        12,160      16,374          13,955
Accumulated other comprehensive income (loss), net of tax                   650         281            (695)
                                                                      ---------   ---------       ---------
TOTAL SHAREHOLDERS' EQUITY                                               46,117      45,054          41,482
                                                                      ---------   ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 489,965   $ 468,861       $ 435,931
                                                                      =========   =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

(B)    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           2001     2000
                                                           ----     ----
INTEREST INCOME
Interest and fees on loans
       Taxable                                            $7,296   $6,729
       Tax exempt                                             25       27
Interest on securities
       Taxable                                               626      739
       Tax exempt                                            398      424
Interest on federal funds sold                               372       --
                                                          ------   ------
Total interest income                                      8,717    7,919

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more      662      459
Interest on other deposits                                 3,466    2,743
Interest on short term borrowings                             --      282
Interest on other borrowings                                 210       88
                                                          ------   ------
Total interest expense                                     4,338    3,572
                                                          ------   ------
NET INTEREST INCOME                                        4,379    4,347
Provision for loan losses                                    169      354
                                                          ------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        4,210    3,993

NONINTEREST INCOME
Service charges on deposit accounts                          555      547
Trust & Investment fee income                                716      644
Loan sales and servicing                                     211       77
Sales of nondeposit investment products                      184      172
Other income                                                 341      233
                                                          ------   ------
Total noninterest income                                   2,007    1,673

NONINTEREST EXPENSE
Salaries and employee benefits                             2,397    2,152
Occupancy and equipment expense, net                         801      719
Other expense                                              1,315    1,112
                                                          ------   ------
Total noninterest expense                                  4,513    3,983
                                                          ------   ------
INCOME BEFORE FEDERAL INCOME TAX                           1,704    1,683
Federal income tax                                           466      448
                                                          ------   ------
NET INCOME                                                $1,238   $1,235
                                                          ======   ======

Basic earnings per share                                  $ 0.61   $ 0.61
Diluted earnings per share                                  0.61     0.61
Cash dividends declared per share of common stock           0.29     0.27

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2001        2000
                                                    ----        ----
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                    $ 45,054    $ 40,964

Net Income                                           1,238       1,235
Other comprehensive income (loss):
       Net change in unrealized gains (losses)
          on securities available for sale, net        369        (196)
                                                  --------    --------
Total comprehensive income                           1,607       1,039

Cash dividends declared                               (573)       (546)
5% stock dividend declared                               -           -
Common stock and contingently issuable stock            29          25
                                                  --------    --------
Balance at end of period                          $ 46,117    $ 41,482
                                                  ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

(D)    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                              2001        2000
                                                                              ----        ----
Cash Flows from Operating Activities
Net Income                                                                  $  1,238    $  1,235
                                                                            --------    --------

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                    547         518
Provision for loan losses                                                        169         354
Change in loans held for sale                                                   (845)        154
Change in accrued interest receivable and other assets                           (70)         43
Change in accrued interest payable and other liabilities                         560         149
                                                                            --------    --------
Total adjustments                                                                361       1,218
                                                                            --------    --------
Net cash from operating activities                                             1,599       2,453
                                                                            --------    --------

Cash Flows from Investing Activities
Securities available for sale
       Purchases                                                             (18,821)        (50)
       Maturities and calls                                                   10,292       1,535
       Principal payments                                                      1,421       1,077
Net change in portfolio loans                                                 (6,703)    (10,648)
Premises and equipment expenditures, net                                      (1,581)       (616)
                                                                            --------    --------
Net cash from investing activities                                           (15,392)     (8,702)
                                                                            --------    --------

Cash Flows from Financing Activities
Net change in deposits                                                        19,711       8,426
Net change in short term borrowings                                               --      (4,500)
Proceeds from other borrowings                                                    --       4,000
Proceeds from common stock transactions                                           29          25
Dividends paid                                                                  (803)       (728)
                                                                            --------    --------
Net cash from financing activities                                            18,937       7,223
                                                                            --------    --------
Net change in cash and cash equivalents                                        5,144         974

Cash and cash equivalents at beginning of year                                38,122      17,469
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 43,266    $ 18,443
                                                                            ========    ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                               $  4,246    $  3,659
Income tax paid                                                                   --          --
Loans transferred to other real estate                                            --          40

The accompanying notes are an integral part of these consolidated financial statements.

(E)    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $137,901,000 and $122,481,000 at the end of March 2001 and 2000. The balance of loans serviced for others related to servicing rights that have been capitalized was $118,070,000 and $100,417,000 at March 31, 2001 and 2000.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2001 and 2000 follows:

       Unamortized cost of mortgage servicing rights                                2001          2000
       ---------------------------------------------                                ----          ----
       Balance at January 1                                                         $ 780        $ 728
       Amount capitalized year to date                                                127            7
       Amount amortized year to date                                                  (66)         (17)
                                                                                    -----        -----
       Balance at period end                                                        $ 841        $ 718
                                                                                    =====        =====

No valuation allowance was considered necessary for mortgage servicing rights at period end 2001 and 2000.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2001 and 2000, the Company declared 5% stock dividends payable in May 2001 and 2000. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends.

A reconciliation of basic and diluted earnings per share follows:


                                                           Three Months Ended
In thousands of dollars, except per share data                 March 31,
                                                        -----------------------
                                                           2001         2000
                                                        -----------  ----------
    Net income                                          $    1,238   $    1,235
                                                        ==========   ==========
    Basic earning per share:
       Weighted average common shares outstanding        2,007,164    2,005,590
       Weighted average contingently issuable shares        10,178        7,807
                                                        ----------   ----------
                                                         2,017,342    2,013,397
                                                        ==========   ==========
       Basic earnings per share                         $     0.61   $     0.61
                                                        ==========   ==========

    Diluted earnings per share:
       Weighted average common shares outstanding
         from basic earnings per share                   2,017,342    2,013,397
       Dilutive effect of stock options                      1,842           --
                                                        ----------   ----------
                                                         2,019,184    2,013,397
                                                        ==========   ==========
       Diluted earnings per share                       $     0.61   $     0.61
                                                        ==========   ==========


Stock options for 27,615 shares of common stock were not considered in computing diluted earnings per share at March 31, 2001 because they were not dilutive.

NOTE 4 - STOCK OPTIONS
In 2000, Shareholders approved the Company's 1999 Stock Option Plan as proposed. The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The Plan will continue in effect for five years, unless it is extended with the approval of the Shareholders.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 120,173 shares are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:

                                                                                                            Weighted
                                                                              Available       Options       Average
                                                                              for Grant     Outstanding  Exercise Price
                                                                              ---------     -----------  --------------
Balance at December 31, 2000                                                    84,917         35,256           $ 43.72
Options granted                                                                (26,040)        26,040             47.93
                                                                               -------        -------
Balance at March 31, 2001                                                       58,877         61,296             45.51
                                                                               =======        =======


Options granted under the plan during the quarter were 17,640 on January 10, 2001 and 8,400 on March 14, 2001. The weighted fair values of the options granted were $5.01 and $4.80. For stock options outstanding at March 31, 2001, the range of average exercise prices was $43.54 to $48.57 and the weighted average remaining contractual term was 9.4 years. At March 31, 2001, no options were exercisable.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the three months ended March 31, 2001 and 2000.

                                                            Three Months Ended
       In thousands of dollars, except per share data           March 31,
                                                           -------------------
                                                              2001        2000
                                                              ----        ----

       Net income                                          $ 1,238     $ 1,235
       Pro forma net income                                  1,219       1,235

       Basic earnings per share as reported                $  0.61     $  0.61
       Pro forma basic earnings per share                     0.60        0.61

       Diluted earnings per share as reported              $  0.61     $  0.61
       Pro forma diluted earnings per share                   0.60        0.61

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three month periods ending March 31, 2001 and 2000.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio increased during the first quarter of 2001, as deposit growth in excess of loan demand provided additional funds to be invested during the period. The mix of the securities portfolio continues to evolve slowly. During the quarter, maturing agency securities were replaced in part by mortgage backed agency securities.

The Company's current and projected tax position continues to make carrying tax-exempt securities valuable to the Bank, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions. The following chart shows the percentage mix of the securities portfolio.

                                                             3/31/2001  12/31/2000   3/31/2000
                                                             ---------  ----------   ---------
       U.S. Treasury and agency securities                       13.2%     24.1%        24.2%
       Mortgage backed agency securities                         28.7%     16.9%        18.5%
       Obligations of states and political subdivisions          47.9%     47.9%        47.2%
       Corporate, asset backed, and other securities             10.2%     11.1%        10.1%
                                                             ---------  ----------   ---------
          Total Securities                                      100.0%    100.0%       100.0%
                                                             =========  ==========   =========

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 20% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Bank's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan growth during the first quarter of 2001 was relatively strong, although at a pace somewhat behind levels achieved in 2000. For the quarter, annualized loan growth was 8.9%, compared to growth of 9.8% for 2000. Residential mortgages and tax exempt loans declined during the quarter, while business loans achieved excellent growth. Personal and construction loans also increased during the quarter.

The mix of the loan portfolio has remained relatively unchanged from the prior quarter, but continues a long-term trend is toward an increased percentage of residential mortgage and business loans, with slight declines in personal loans. Sale of the Bank's credit card portfolio in June of 2000 resulted in a decline in personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                             March 31, 2001            December 31, 2000             March 31, 2000
                                             --------------            -----------------             --------------
Portfolio loans:                          Balance   % of total      Balance     % of total       Balance     % of total
                                          -------   ----------      -------     ----------       -------     ----------
       Personal                         $  59,854        17.3%    $  59,172          17.5%      $ 58,560         18.4%
       Business loans and
          commercial mortgages            123,013        35.5%      115,155          34.0%       106,877         33.5%
       Tax exempt                           1,936         0.6%        2,030           0.6%         2,254          0.7%
       Residential mortgage               125,863        36.4%      127,768          37.7%       120,214         37.7%
       Construction                        35,387        10.2%       34,382          10.2%        30,785          9.7%
                                        ---------       ------    ---------        -------     ---------        ------
          Total loans                   $ 346,053       100.0%    $ 338,507        100.00%     $ 318,690        100.0%
                                        =========       ======    =========        =======     =========        ======


The Bank continues to be a provider of residential mortgage loans in its markets. During 2000, United Mortgage Company was formed as a wholly-owned subsidiary of the Bank, in order to provide more alternatives for delivery of mortgage products. As a full service lender, the Bank offers a variety of home mortgage loan products in its market. Entry into the Saline and Manchester markets have provided continued opportunities for future continued growth in all loan portfolios, and entry into the Ann Arbor and Dexter markets during 2001 is also anticipated to generate additional loan volume.

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of nonperforming loans is presented in the table below. For purposes of that summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient. The chart below shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars. The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

                                                     3/31/2001   12/31/2000    3/31/2000
                                                     ---------   ----------    ---------
Nonaccrual loans                                       $1,007        $  889       $1,283
Loans past due 90 days or more                            279           408          182
Troubled debt restructurings                              132           132          134
                                                       ------        ------       ------
   Total nonperforming loans                            1,418         1,429        1,599
Other real estate                                         425           544           52
                                                       ------        ------       ------
   Total nonperforming assets                          $1,843        $1,973       $1,651
                                                       ======        ======       ======
Percent of nonperforming loans to total loans            0.41%         0.42%        0.50%
Percent of nonperforming assets to total assets          0.38%         0.42%        0.38%

Nonperforming assets are at their lowest point in recent periods, as credit quality remains quite strong for the organization. Balances in nonaccrual loans are up slightly from the levels achieved at the end of 2000, but are down from March 31, 2000 levels. Delinquencies were down from year end 2000 and are also at very acceptable levels. The Company's ratios of nonperforming assets compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its anticipated potential losses. The provision provides for currently anticipated losses inherent in the current portfolio. Charge-offs for the year have been lower than during previous periods, resulting in an increase in the allowance. The Company retains some liability for a limited time on the portfolio of credit card loans that were sold during the second quarter of 2000. As a result, $100,000 was transferred from the Company's allowance for loan losses to a contingent liability account. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2001 and 2000 follows:

                                                      2001         2000
                                                      ----         ----
       Balance at January 1:                        $ 4,032      $ 3,300
       Loans charged off                                (49)         (78)
       Recoveries credited to allowance                  47           47
       Provision charged to operations                  169          354
                                                    -------      -------
       Balance at March 31:                         $ 4,199      $ 3,623
                                                    =======      =======

The Company has decreased its provision for loan losses over the same period in 2000 as a result of continued excellent loan quality, as evidenced by its low level of nonperforming loans. This reduction is consistent with the reduction in provision instituted during the third quarter of 2000, at which time the Company reduced its monthly provision to better reflect its estimates of losses inherent in the portfolio. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2001 and 2000, and December 31, 2000.

                                          3/31/2001     12/31/2000     3/31/2000
                                          ---------     ----------     ---------
       Business and commercial mortgage    $2,831         $2,580        $2,148
       Tax exempt                               -              -             -
       Residential mortgage                     7              7            11
       Personal                               430            638           645
       Construction                             -              -             -
       Unallocated                            931            807           819
                                           ------         ------        ------
       Total                               $4,199         $4,032        $3,623
                                           ======         ======        ======



The largest single category above is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 46.6% of the portfolio March 31, 2001, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

Personal loan balances have increased from March 31, 2000, in spite of the sale of the Bank's credit card portfolio in 2000. This portfolio consists of direct and indirect installment, home equity, credit card and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Bank uses an independent loan review firm to assess the continued quality of its business loan portfolio. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within Lenawee, Monroe or Washtenaw Counties.

DEPOSITS
The Company experienced continued strong deposit growth during the first quarter of 2001, following excellent growth during the fourth quarter of 2001. Total deposit growth during the quarter was $19.7 million. Year to date annualized deposit growth is 19.3%, compared to growth for 2000 of 28.2%. This deposit growth was in all categories other than certificates of deposit of $100,000 or greater, and reflects continued growth and expansion, as well as some desire on the part of consumers to return to the relative safety of bank deposit products. Management anticipates that deposit growth during 2001 will continue to be steady, with continued expansion in new and existing markets.

As in the past, the majority of the Bank's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Bank's deposit portfolio, these balances represent core deposits of local clients. The Bank does not support its growth through purchased or brokered deposits. The Bank's deposit rates are consistently competitive with other banks in its market area, including those new markets that the Bank entered in recent periods. The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2001 and 2000.

                                                              2001       2000
                                                              ----       ----
       Noninterest bearing deposits                          12.7%      13.5%
       Interest bearing certificates of $100,000 or more      9.8%       9.5%
       Other interest bearing deposits                       77.5%      77.0%
                                                            ------     ------
          Total deposits                                    100.0%     100.0%
                                                            ======     ======

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS
The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of two banks is maintained at its lowest practical levels. At times, the Company, through its subsidiary banks, is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found immediately below.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 2001 and 2000, and December 31, 2000. Dollars are shown in thousands.

                                                    Regulatory Guidelines              United Bancorp, Inc.
                                                    ---------------------        --------------------------------------
                                                    Adequate       Well          3/31/2001    12/31/2000      3/31/2000
                                                    --------       ----          ---------    ----------      ---------
       Tier 1 capital to average assets                4%           5%                8.8%          9.3%           8.9%
       Tier 1 capital to risk weighted assets          4%           6%               13.0%         13.1%          12.9%
       Total capital to risk weighted assets           8%          10%               14.3%         14.3%          14.1%

       Total shareholders' equity                                                $ 46,117      $ 45,054       $ 41,482
       Intangible assets                                                           (3,786)       (3,888)        (4,194)
       Unrealized (gain) loss on securities available for sale                       (650)         (281)           695
                                                                                 --------      --------       --------
          Tier 1 capital                                                           41,681        40,885         37,983
       Total loan loss reserves                                                     4,199         4,032          3,623
       Excess portion of loan loss reserves                                          (192)         (130)             -
                                                                                 --------      --------       --------
          Tier 2 capital                                                         $ 45,688      $ 44,787       $ 41,606
                                                                                 ========      ========       ========


                             RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2001 was virtually flat compared to the same period of 2000. Continued expenses relating to the startup of United Bank & Trust - Washtenaw and the Dexter office of United Bank & Trust slowed earnings levels somewhat. After-tax expenditures of $164,000 relating to the Ann Arbor de novo bank reduced current earnings, but also represent an investment in the future growth of the Company. Net income of United Bank & Trust is up 13.4% over the first quarter of 2000, indicating the strength of basic earning levels of the Company.

NET INTEREST INCOME
During the first quarter, yields on earning assets declined and the cost of funds increased for 2001 compared to 2000. The net result was a tightening of spread and net interest margin. However, the Company's margin remains quite strong, and Management continues to take steps to neutralize some portion of this risk. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2001 and 2000.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES


dollars in thousands                                 2001                                      2000
--------------------                   ----------------------------------      -------------------------------------
                                       Average      Interest      Yield/       Average       Interest        Yield/
ASSETS                                 Balance        (b)        Rate (c)      Balance          (b)         Rate (c)
                                       -------      --------     --------      -------       --------       --------
Interest earning assets (a)
Federal funds sold                      $  26,657    $  372         5.58%     $       -        $    -              -%
Taxable securities                         40,768       626         6.15%        48,322           739           6.12%
Tax exempt securities (b)                  30,922       570         7.38%        33,126           613           7.40%
Taxable loans                             341,196     7,296         8.55%       312,128         6,729           8.62%
Tax exempt loans (b)                        1,970        36         7.32%         2,019            39           7.63%
                                        ---------    ------                   ---------        ------
       Total int. earning assets (b)      441,513     8,900         8.06%       395,595         8,120           8.21%
Less allowance for loan losses             (4,105)                               (3,437)
Other assets                               39,704                                37,744
                                        ---------                             ---------
TOTAL ASSETS                            $ 477,112                             $ 429,902
                                        =========                             =========

                                                     2001                                      2000
                                       ----------------------------------      -----------------------------------
                                       Average      Interest      Yield/       Average       Interest      Yield/
                                       Balance        (b)        Rate (c)      Balance          (b)       Rate (c)
                                       -------        ---        --------      -------          ---       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                            $ 67,047   $    438      2.61%       $ 57,218        $    320      2.24%
Savings deposits                          61,279        382      2.49%         71,841             418      2.33%
CDs $100,000 and over                     44,755        662      5.92%         33,156             459      5.54%
Other interest bearing deposits          190,550      2,646      5.55%        154,417           2,005      5.19%
                                        --------   --------                  --------        --------
       Total int. bearing deposits       363,631      4,128      4.54%        316,632           3,202      4.05%
Short term borrowings                          -          -         -%         19,014             283      5.94%
Other borrowings                          12,328        210      6.82%          5,348              88      6.56%
                                        --------   --------                  --------        --------
       Total int. bearing liabilities    375,959      4,338      4.62%        340,994           3,572      4.19%
Noninterest bearing deposits              50,370                               45,228
Other liabilities                          5,038                                2,409
Shareholders' equity                      45,745                               41,271
                                        --------                             --------
TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY             $477,112                             $429,902
                                        ========                             ========
Net interest income (b)                            $  4,563                                  $  4,548
                                                   ========                                  ========
Net spread (b)                                                   3.45%                                     4.02%
                                                                 =====                                     =====
Net yield on interest earning assets (b)                         4.13%                                     4.60%
                                                                 =====                                     =====
Ratio of interest earning assets to
       interest bearing liabilities         1.17                                 1.16
                                       =========                             ========



(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c) Annualized

As noted from the data in the following table, all of the improvement in interest income during the first quarter of 2001 came as a result of changes in volume. At the same time, increases in interest expense were more evenly distributed between changes in volume and rate, with volume still being responsible for the largest portion of the increase. The net result is an virtually flat net interest income. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2001 and 2000 on a taxable equivalent basis, in thousands of dollars.

                                             2001 Compared to 2000                     2000 Compared to 1999
                                       --------------------------------         ----------------------------------
                                        Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                       --------------------------------         ----------------------------------
                                       Volume         Rate         Net          Volume         Rate           Net
                                       ------         ----         ---          ------         ----           ---
Interest earned on:
Federal funds sold                     $ 372         $   -       $ 372          $  (4)         $  -          $  (4)
Taxable securities                      (116)            3        (113)           (67)           (7)           (74)
Tax exempt securities                    (41)           (2)        (43)           (43)          (19)           (62)
Taxable loans                            622           (56)        566            888            68            956
Tax exempt loans                          (1)           (1)         (2)            10             1             11
                                       -----         -----       -----          -----          ----          -----
       Total interest income           $ 836         $ (56)      $ 780          $ 784          $ 43          $ 827
                                       =====         =====       =====          =====          ====          =====

                                                2001 Compared to 2000                     2000 Compared to 1999
                                           --------------------------------          -------------------------------
                                           Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                           --------------------------------          -------------------------------
                                            Volume         Rate         Net          Volume         Rate           Net
                                            ------         ----         ---          ------         ----           ---
Interest paid on:
NOW accounts                                $  60        $   58       $ 118          $  27         $  68          $  95
Savings deposits                              (64)           28         (36)            (1)           20             19
CDs $100,000 and over                         170            33         203             33            32             65
Other interest bearing deposits               494           147         641            178           137            315
Short term borrowings                        (283)            -        (283)           226            11            237
Other borrowings                              118             4         122            (90)           13            (77)
                                            -----        ------       -----          -----         -----          -----
       Total interest expense               $ 495        $  270       $ 765          $ 373         $ 281          $ 654
                                            =====        ======       =====          =====         =====          =====
Net change in net interest
       income                               $ 341        $ (326)      $  15          $ 411         $(238)         $ 173
                                            =====        ======       =====          =====         =====          =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income reached its highest level ever for the Company. All categories of noninterest income have improved from the same period last year, with the largest percentage gains achieved in income from loan sales and servicing and other income.

Service charges on deposit accounts remained relatively flat, slightly ahead of 2000. The Bank's Trust & Investment Group continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. Fee income in the Trust & Investment Group is up 11.2% over the same quarter of 2000. Shifts in the mix of the types of accounts managed has increased fee income, while assets under management have experienced slowed growth as a result of recent market declines.

Income from loan sales and servicing has rebounded from previous periods that reflected a decline in residential mortgages being sold in the secondary market. Mortgage loan refinancing has increased from 2000 levels, resulting in a greater percentage of loans sold during 2001.

NONINTEREST EXPENSES
Noninterest expense is up from the same period of 2000, with the greatest dollar increases in salaries and employee benefits. At the same time, all categories of noninterest expense increased more than 10% over the first quarter of 2000. This reflects the growth and expansion of the Company, including staffing for United Bank & Trust - Washtenaw and the Dexter office of United Bank & Trust, which is anticipated to open in May of 2001. Total noninterest expense, excluding provision for loan losses, for the three months ended March 31, 2001 was 13.3% above the same period for 2000.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the first quarter of 2001.

NET INCOME
Consolidated net income was virtually the same as the first quarter of 2000, as a result of startup costs of United Bank & Trust - Washtenaw. Management anticipates that net income will continue to remain strong for the remainder of the year, although the new bank is not anticipated to achieve profitability during calendar year 2001.

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

Based on the results of the simulation model as of March 31, 2001, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Bank's interest sensitivity position remained substantially unchanged from the previous quarter.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's banking subsidiary, United Bank & Trust, is involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Bank. Neither the Bank nor the Company is involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Bank, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Bank.

During the first quarter of 2001, United Bancorp, Inc. chartered United Bank & Trust - Washtenaw ("UBTW") as a de novo bank. UBTW was capitalized as a wholly-owned subsidiary of the Company, by means of a cash dividend from United Bank & Trust. UBTW opened for business on April 2, 2001.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended March 31, 2001.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2001.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 5 - OTHER INFORMATION

       None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

       None

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
May 11, 2001


       /s/ Dale L. Chadderdon
       --------------------------------------------------
       Dale L. Chadderdon
       Senior Vice President, Secretary & Treasurer