Form 10-Q
period 2001-06-30
UNITED BANCORP INC /MI/
filed 2001-08-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

             Yes              |X|                No                |_|

As of August 3, 2001, there were outstanding 2,006,836 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE



ITEM NO.                                         DESCRIPTION                                            PAGE NO.
-----------------------------------------------------------------------------------------------------------------------


                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)                                                                 3
          (a)          Consolidated Balance Sheets                                                         3
          (b)          Consolidated Statements of Income                                                   4
          (c)          Consolidated Statements of Changes in Shareholders' Equity                          5
          (d)          Consolidated Statements of Cash Flows                                               6
          (e)          Notes to Consolidated Financial Statements                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                     9
          Financial Condition                                                                              9
          Liquidity                                                                                       12
          Results of Operations                                                                           13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                      17


                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               18
Item 2.   Changes in Securities and Use of Proceeds                                                       18
Item 3.   Defaults Upon Senior Securities                                                                 18
Item 4.   Submission of Matters to a Vote of Security Holders                                             18
Item 5.   Other Information                                                                               19
Item 6.   Exhibits and Reports on Form 8-K                                                                19

Signatures                                                                                                19


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A)   CONSOLIDATED BALANCE SHEETS


In thousands of dollars                                                         (unaudited)                  (unaudited)
                                                                                  June 30,    December 31,     June 30,
                                                                                    2001          2000           2000
                                                                               ------------   -----------    ----------

ASSETS
Cash and demand balances in other banks                                          $ 15,202      $ 16,822      $  19,406
Federal funds sold                                                                  9,700        21,300              -
                                                                                 --------      --------      ---------
Total cash and cash equivalents                                                    24,902        38,122         19,406

Securities available for sale                                                      81,879        72,679         74,478

Loans held for sale                                                                 3,226         1,156            419
Portfolio loans                                                                   356,919       337,351        329,100
                                                                                 --------      --------      ---------
Total loans                                                                       360,145       338,507        329,519
Less allowance for loan losses                                                      4,412         4,032          3,828
                                                                                 --------      --------      ---------
Net loans                                                                         355,733       334,475        325,691

Premises and equipment, net                                                        15,267        13,431         13,118
Accrued interest receivable and other assets                                       10,031        10,154         10,391
                                                                                 --------      --------      ---------
TOTAL ASSETS                                                                     $487,812      $468,861      $ 443,084
                                                                                 ========      ========      =========

LIABILITIES
Deposits
      Noninterest bearing                                                        $ 54,899      $ 52,555      $  52,262
      Interest bearing certificates of deposit of $100,000 or more                 28,180        46,445         36,318
      Other interest bearing deposits                                             341,636       308,957        280,654
                                                                                 --------      --------      ---------
Total deposits                                                                    424,715       407,957        369,234

Federal funds purchased and other short term borrowings                             1,005             -         16,200
Other borrowings                                                                   12,009        12,328         12,328
Accrued interest payable and other liabilities                                      3,318         3,522          2,743
                                                                                 --------      --------      ---------
TOTAL LIABILITIES                                                                 441,047       423,807        400,505

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,007,056, 1,911,603 and
      1,909,713 shares issued and outstanding, respectively                        33,367        28,399         28,207
Retained earnings                                                                  12,708        16,374         14,949
Accumulated other comprehensive income (loss), net of tax                             690           281           (577)
                                                                                 --------      --------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                         46,765        45,054         42,579
                                                                                 --------      --------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $487,812      $468,861      $ 443,084
                                                                                 ========      ========      =========


The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                  Three Months Ended            Six Months Ended
In thousands of dollars, except per share data                         June 30,                     June 30,
                                                              ---------------------------------------------------------
                                                                  2001          2000          2001            2000
                                                              -----------    ---------     ----------     -------------

INTEREST INCOME
Interest and fees on loans
      Taxable                                                  $ 7,387        $ 7,209        $14,683        $13,939
      Tax exempt                                                    24             29             49             56
Interest on securities
      Taxable                                                      658            706          1,284          1,445
      Tax exempt                                                   418            393            816            817
Interest on federal funds sold                                     198              -            570              -
                                                               -------        -------        -------        -------
Total interest income                                            8,685          8,337         17,402         16,257

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more            461            524          1,123            983
Interest on other deposits                                       3,310          2,885          6,776          5,628
Interest on short term borrowings                                    5            291              5            574
Interest on other borrowings                                       212            200            422            287
                                                               -------        -------        -------        -------
Total interest expense                                           3,988          3,900          8,326          7,472
                                                               -------        -------        -------        -------
NET INTEREST INCOME                                              4,697          4,437          9,076          8,785
Provision for loan losses                                          237            354            406            708
                                                               -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              4,460          4,083          8,670          8,077

NONINTEREST INCOME
Service charges on deposit accounts                                599            578          1,154          1,124
Trust & Investment fee income                                      665            708          1,381          1,352
Gains on securities transactions                                     -              4              -              4
Loan sales and servicing                                           285             85            496            162
Sales of nondeposit investment products                            202            175            386            347
Gain on sale of credit card loans                                    -            308              -            308
Other income                                                       384            237            724            471
                                                               -------        -------        -------        -------
Total noninterest income                                         2,135          2,095          4,141          3,768

NONINTEREST EXPENSE
Salaries and employee benefits                                   2,767          2,164          5,164          4,316
Occupancy and equipment expense, net                               890            707          1,691          1,427
Other expense                                                    1,332          1,107          2,647          2,219
                                                               -------        -------        -------        -------
Total noninterest expense                                        4,989          3,978          9,502          7,962
                                                               -------        -------        -------        -------
INCOME BEFORE FEDERAL INCOME TAX                                 1,606          2,200          3,309          3,883
Federal income tax                                                 425            632            890          1,080
                                                               -------        -------        -------        -------
NET INCOME                                                     $ 1,181        $ 1,568        $ 2,419        $ 2,803
                                                               =======        =======        =======        =======

Basic earnings per share                                       $  0.59        $  0.78        $  1.20        $  1.39
Diluted earnings per share                                        0.58           0.78           1.20           1.39
Cash dividends declared per share of common stock                 0.30           0.29           0.59           0.56




The accompanying notes are an integral part of these consolidated financial statements.

(C)   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



In thousands of dollars
                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                              ------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                        2001          2000          2001           2000
                                                               ---------    -----------    ---------     -----------


Balance at beginning of period                                 $ 46,117       $ 41,482      $ 45,054       $ 40,964

Net Income                                                        1,181          1,568         2,419          2,803
Other comprehensive income (loss):
      Net change in unrealized gains (losses)
      on securities available for sale, net                          40            118           409            (78)
                                                               --------       --------      --------       --------
Total comprehensive income                                        1,221          1,686         2,828          2,725

Cash dividends declared                                            (602)          (572)       (1,175)        (1,118)
Common stock and contingently issuable stock                         29            (17)           58              8
                                                               --------       --------      --------       --------
Balance at end of period                                       $ 46,765       $ 42,579      $  46,76       $ 42,579
                                                              =========       ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands of dollars                                                                Six Months Ended
                                                                                           June 30,
                                                                                 -----------------------------
                                                                                     2001             2000
                                                                                 ----------       ------------

Cash Flows from Operating Activities
Net Income                                                                         $  2,419         $  2,803

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                         1,177            1,030
Provision for loan losses                                                               406              708
Gain on sale of credit card loans                                                         -             (308)
Change in loans held for sale                                                        (2,070)            (265)
Gains on securities transactions                                                          -               (4)
Change in accrued interest receivable and other assets                                 (289)              29
Change in accrued interest payable and other liabilities                                 (3)             108
                                                                                   --------         --------
Total adjustments                                                                      (779)           1,298
                                                                                   --------         --------
Net cash from operating activities                                                    1,640            4,101

Cash Flows from Investing Activities

Securities available for sale
      Purchases                                                                     (30,763)          (2,853)
      Maturities and calls                                                           18,749            7,968
      Principal payments                                                              3,332            2,114
Proceeds from sale of credit card loans                                                   -            3,745
Net change in portfolio loans                                                       (19,594)         (25,148)
Premises and equipment expenditures, net                                             (2,710)            (720)
                                                                                   --------         --------
Net cash from investing activities                                                  (30,986)         (14,894)

Cash Flows from Financing Activities
Net change in deposits                                                               16,758            8,391
Net change in short term borrowings                                                   1,005           (3,100)
Proceeds from other borrowings                                                            -            9,000
Principal payments on other borrowings                                                 (319)            (296)
Proceeds from common stock transactions                                                  58                8
Dividends paid                                                                       (1,376)          (1,273)
                                                                                   --------         --------
Net cash from financing activities                                                   16,126           12,730
                                                                                   --------         --------
Net change in cash and cash equivalents                                             (13,220)           1,937

Cash and cash equivalents at beginning of year                                       38,122           17,469
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $ 24,902         $ 19,406
                                                                                   ========         ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                      $  8,581         $  7,439
Income tax paid                                                                       1,210            1,175
Loans transferred to other real estate                                                    -              544



The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $148,092,000 and $121,337,000 at the end of June 2001 and 2000. The balance of loans serviced for others related to servicing rights that have been capitalized was $131,399,000 and $100,571,000 at June 30, 2001 and 2000.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2001 and 2000 follows:


      Unamortized cost of mortgage servicing rights                                  2001          2000
      ---------------------------------------------                                  ----          ----

      Balance at January 1                                                          $ 780         $ 728
      Amount capitalized year to date                                                 317            28
      Amount amortized year to date                                                  (156)          (41)
                                                                                    -----         -----
      Balance at period end                                                         $ 941         $ 715
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

A reconciliation of basic and diluted earnings per share follows:



                                                                  Three Months Ended            Six Months Ended
In thousands of dollars, except per share data                         June 30,                     June 30,
                                                              ---------------------------------------------------------
                                                                  2001           2000          2001           2000
                                                              -----------    -----------   -----------    -------------

      Net income                                               $    1,181     $    1,568    $    2,419    $     2,803
                                                               ==========     ==========    ==========    ===========
      Basic earning:
          Weighted average common shares outstanding            2,007,031      2,005,233     2,007,097      2,005,412
          Weighted average contingently issuable shares            11,034          8,395        10,658          8,099
                                                               ----------     ----------    ----------    -----------
            Total basic earnings                                2,018,065      2,013,628     2,017,755      2,013,510
                                                               ==========     ==========    ==========    ===========

          Basic earnings per share                             $     0.59     $   $ 0.78    $     1.20    $      1.39
                                                               ==========     ==========    ==========    ===========

      Diluted earnings:
          Weighted average common shares outstanding
            from basic earnings per share                       2,018,065      2,013,628     2,017,755      2,013,510
          Dilutive effect of stock options                          2,153            565         3,006            282
                                                               ----------     ----------    ----------    -----------
            Net diluted earnings                                2,020,218      2,014,193     2,020,761      2,013,793
                                                               ==========     ==========    ==========    ===========

          Diluted earnings per share                           $     0.58     $     0.78    $     1.20    $      1.39
                                                               ==========     ==========    ==========    ===========

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

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 120,173 shares are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then- current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:


                                                                                                           Weighted
                                                                             Available       Options       Average
                                                                             for Grant     Outstanding   Exercise Price
                                                                             ---------     -----------   --------------

Balance at December 31, 2000                                                   84,917        35,256        $ 43.72
Options granted                                                               (26,040)       26,040          47.93
Options exercised                                                                   -          (109)         43.54
Options forfeited                                                                 641          (641)         46.21
                                                                              -------       -------
Balance at June 30, 2001                                                       59,518        60,546          45.50
                                                                              =======       =======


Options granted under the plan during the current year were 17,640 on January 10, 2001 and 8,400 on March 14, 2001. The weighted fair values of the options granted were $5.01 and $4.80. For stock options outstanding at June 30, 2001, the range of average exercise prices was $43.54 to $48.57 and the weighted average remaining contractual term was 9.2 years. At June 30, 2001, 11,006 options were exercisable at the weighted average exercise price of $43.54.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends.


                                                                  Three Months Ended            Six Months Ended
      In thousands of dollars, except per share data                   June 30,                     June 30,
                                                              ---------------------------------------------------------
                                                                  2001            2000          2001           2000
                                                              -----------     -----------   -----------     -----------
      Net income                                                   $ 1,181        $ 1,568       $ 2,419        $ 2,803
      Pro forma net income                                           1,162          1,560         2,382          2,795

      Basic earnings per share as reported                         $  0.59        $  0.78       $  1.20        $  1.39
      Pro forma basic earnings per share                              0.58           0.77          1.18           1.39

      Diluted earnings per share as reported                       $  0.58        $  0.78       $  1.20        $  1.39
      Pro forma diluted earnings per share                            0.58           0.77          1.18           1.39



ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and six month periods ending June 30, 2001 and 2000.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio increased slightly during the second quarter of 2001. The mix of the securities portfolio continues to evolve slowly. During the quarter, maturing agency securities were replaced in part by mortgage backed agency securities, as the level of tax-exempt investments remained relatively flat. The following chart shows the percentage mix of the securities portfolio.


                                                                             6/30/2001     12/31/2000     6/30/2000
                                                                             ---------     ----------     ---------

      U.S. Treasury and agency securities                                       13.7%         24.1%          24.3%
      Mortgage backed agency securities                                         25.2%         16.9%          18.2%
      Obligations of states and political subdivisions                          45.6%         47.9%          46.7%
      Corporate, asset backed, and other securities                             15.5%         11.1%          10.8%
                                                                                -----         -----          -----
          Total Securities                                                     100.0%        100.0%         100.0%
                                                                               ======        ======         ======


The Company's current and projected tax position continues to make carrying tax-exempt securities valuable, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 20% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan growth during the second quarter of 2001 continued to be strong. For the quarter, annualized loan growth was 16.2%, compared to growth of 9.8% for 2000. Year to date annualized loan growth is 12.8%. Residential mortgages and tax exempt loans declined during the quarter, while business, personal and construction loans increased during the quarter.

The mix of the loan portfolio has remained relatively unchanged from the prior quarter, but continues a long-term trend toward an increased percentage of residential mortgage and business loans, with slight declines in residential mortgage loans. Personal loan balances remain relatively flat as a percentage of total loans. United Bank & Trust ("UBT") sold its credit card portfolio in June of 2000. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.



                                           June 30, 2001             December 31, 2000             June 30, 2000
                                        ------------------------------------------------------------------------------
Portfolio loans:                        Balance    % of total       Balance    % of total       Balance     % of total
                                        -------    ----------       -------    ----------       -------     ----------

      Personal                        $   61,944      17.2%        $   59,172     17.5%        $   56,068      17.0%
      Business loans and
          commercial mortgages           135,499      37.6%           115,155     34.0%           110,958      33.7%
      Tax exempt                           1,782       0.5%             2,030      0.6%             2,306       0.7%
      Residential mortgage               122,761      34.1%           127,768     37.7%           126,245      38.3%
      Construction                        38,159      10.6%            34,382     10.2%            33,942      10.3%
                                      ----------      -----        ----------   -------        ----------     ------
          Total loans                 $  360,145     100.0%        $  338,507   100.00%        $  329,519      100.0%
                                      ==========     ======        ==========   =======        ==========     ======

The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans in their markets. During 2000, United Mortgage Company was formed as a wholly-owned subsidiary of UBT, in order to provide more alternatives for delivery of mortgage products. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Entry into the Saline and Manchester markets have provided continued opportunities for future continued growth in all loan portfolios, and entry into the Ann Arbor and Dexter markets during 2001 is beginning to generate additional loan volume.

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


                                                                 6/30/2001     12/31/2000     6/30/2000
                                                                 ---------     ----------     ---------

      Nonaccrual loans                                            $ 1,031        $   889      $    864
      Loans past due 90 days or more                                  857            408           564
      Troubled debt restructurings                                    131            132           133
                                                                  -------        -------      --------
          Total nonperforming loans                                 2,019          1,429         1,561
      Other real estate                                               425            544           544
                                                                  -------        -------      --------
          Total nonperforming assets                              $ 2,444        $ 1,973      $  2,105
                                                                  =======        =======      ========
      Percent of nonperforming loans to total loans                  0.56%          0.42%         0.47%
      Percent of nonperforming assets to total assets                0.50%          0.42%         0.48%


Nonperforming assets remain low, as credit quality remains quite strong for the organization. Balances in nonaccrual loans are up slightly from the levels achieved at the end of 2000 and June 30, 2000 levels. Delinquencies are up from year end 2000 but are also at very acceptable levels. The Company's ratios of nonperforming assets compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its anticipated potential losses. The provision provides for currently anticipated losses inherent in the current portfolio. Charge-offs for the year have been lower than during previous periods, resulting in an increase in the allowance. The Company retains some liability for a limited time on the portfolio of credit card loans that were sold during the second quarter of 2000. As a result, $100,000 was transferred from the Company's allowance for loan losses to a contingent liability account. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2001 and 2000 follows:


                                                                                    2001           2000
                                                                                    ----           ----

      Balance at January 1:                                                       $ 4,032      $  3,300
      Loans charged off                                                              (104)         (185)
      Recoveries credited to allowance                                                 78           105
      Provision charged to operations                                                 406           708
      Adjustment for credit cards sold                                                  -          (100)
                                                                                  -------      --------
      Balance at June 30:                                                        $  4,412      $  3,828
                                                                                 ========      ========


The Company has decreased its provision for loan losses over the same period in 2000 as a result of continued excellent loan quality, as evidenced by its low level of nonperforming loans. This reduction is consistent with the reduction in provision instituted during the third quarter of 2000, at which time the Company reduced its monthly provision to better reflect its estimates of losses inherent in the portfolio. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2001 and 2000, and December 31, 2000.

                                                                 6/30/2001     12/31/2000     6/30/2000
                                                                 ---------     ----------     ---------

      Business and commercial mortgage                           $   2,730      $   2,580     $   2,193
      Tax exempt                                                         -              -             -
      Residential mortgage                                               7              7            11
      Personal                                                         454            638           610
      Construction                                                       -              -             -
      Unallocated                                                    1,221            807         1,014
                                                                 ---------      ---------     ---------
      Total                                                      $   4,412      $   4,032     $   3,828
                                                                 =========      =========     =========


The largest single category above is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 44.7% of the portfolio June 30, 2001, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

Personal loan balances have increased from June 30, 2000, in spite of the sale of UBT's credit card portfolio in June, 2000. The personal loan portfolio consists of direct and indirect installment, home equity, credit card and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of their business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within Lenawee, Monroe or Washtenaw Counties.

DEPOSITS
The Company has continued to achieve strong deposit growth in all categories of deposits other than Certificates of Deposit of $100,000 or more. The decline in this category is intentional, as the Company has excess liquidity and has chosen to reduce some of its discretionary deposits. Total deposits are down 2.76% for the quarter, but noninterest bearing deposits have increased 3.02% and other interest bearing deposits are up 12.58% for the quarter. This continued growth and expansion is a result of entry into new markets, as well as some desire on the part of consumers to return to the relative safety of bank deposit products. Management anticipates that deposit growth during 2001 will continue to be steady, with continued contribution from the Ann Arbor and existing markets.

As in the past, the majority of the Banks' deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Banks' deposit portfolio, these balances represent core deposits of local clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas, including those new markets that the Company entered in recent periods. The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2001 and 2000.


                                                                                     2001          2000
                                                                                     ----          ----

      Noninterest bearing deposits                                                  12.9%         14.2%
      Interest bearing certificates of $100,000 or more                              6.6%          9.8%
      Other interest bearing deposits                                               80.5%         76.0%
                                                                                   -----         -----
          Total deposits                                                           100.0%        100.0%
                                                                                   =====         =====

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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 2001 and 2000, and December 31, 2000. Dollars are shown in thousands.

                                                   Regulatory Guidelines                 United Bancorp, Inc.
                                                   ---------------------        ---------------------------------------
                                                    Adequate       Well          6/30/2001    12/31/2000      6/30/2000
                                                    --------       ----          ---------    ----------      ---------

      Tier 1 capital to average assets                4%           5%                8.9%          9.3%           9.1%
      Tier 1 capital to risk weighted assets          4%           6%               12.5%         13.1%          13.0%
      Total capital to risk weighted assets           8%          10%               13.7%         14.3%          14.2%

      Total shareholders' equity                                                $  46,765      $ 45,054       $ 42,579
      Intangible assets                                                            (3,686)       (3,888)        (4,092)
      Unrealized (gain) loss on securities available for sale                        (690)         (281)           577
                                                                                ---------      --------       --------
          Tier 1 capital                                                           42,389        40,885         39,064
      Allowable loan loss reserves                                                  4,248         3,902          3,828
                                                                                ---------      --------       --------
          Tier 2 capital                                                        $  46,637      $ 44,787       $ 42,892
                                                                                =========      ========       ========

                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2001 was virtually flat compared to that of the first quarter of 2001, and is down year to date compared to the same period in 2000. However, income at United Bank & Trust is up 8.75% annualized over last year, indicating the strength of basic earning levels of the Company. At the same time, startup costs of United Bank & Trust - Washtenaw ("UBTW") have reduced earnings below those levels achieved in the first six months of 2000. Losses at the Ann Arbor de novo bank are at expected levels, and Management anticipates that UBTW will begin contributing to the bottom line of the Company in the near future.

NET INTEREST INCOME
During the second quarter of 2001, yields on earning assets and the cost of funds declined for 2001 compared to the first quarter. The net result was an improvement in spread and net interest margin. While these ratios remain below levels achieved in 2000, decreases in market interest rates so far during 2001 have allowed the margin of the Company to improve, as a result of its interest sensitivity position. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2001 and 2000.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES



dollars in thousands                                    2001                                      2000
                                        --------------------------------------  ----------------------------------------
                                           Average      Interest      Yield/       Average       Interest        Yield/
ASSETS                                     Balance        (b)        Rate (c)      Balance         (b)          Rate (c)
                                           -------    ----------   ----------   ----------     ----------       --------

Interest earning assets (a)
Federal funds sold                        $ 22,378     $    570       5.09%      $       -      $      -             -%
Taxable securities                          43,083        1,284       5.96%         47,316         1,445          6.11%
Tax exempt securities (b)                   32,186        1,174       7.29%         31,823         1,179          7.41%
Taxable loans                              345,079       14,682       8.51%        319,039        13,938          8.74%
Tax exempt loans (b)                         1,924           71       7.37%          2,126            81          7.63%
                                          --------     --------                  ---------      --------
      Total int. earning assets (b)        444,650       17,781       8.00%        400,304        16,644          8.32%
Less allowance for loan losses              (4,195)                                 (3,592)
Other assets                                39,371                                  38,209
                                          --------                               ---------
TOTAL ASSETS                              $479,826                               $ 434,921
                                          ========                               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                              $ 68,117     $    849       2.49%      $  57,023      $    659          2.31%
Savings deposits                            84,636        1,142       2.70%         69,357           796          2.30%
CDs $100,000 and over                       37,638        1,123       5.97%         34,595           983          5.68%
Other interest bearing deposits            175,503        4,785       5.45%        155,742         4,173          5.36%
                                          --------     --------                  ---------      --------
      Total int. bearing deposits          365,894        7,899       4.32%        316,717         6,611          4.17%
Short term borrowings                          280            5       3.88%         18,436           574          6.22%
Other borrowings                            12,300          422       6.86%          8,500           288          6.77%
                                          --------     --------                  ---------      --------
      Total int. bearing liabilities       378,474        8,326       4.40%        343,653         7,472          4.35%
                                                       --------                                 --------
Noninterest bearing deposits                50,852                                  46,941
Other liabilities                            4,334                                   2,638
Shareholders' equity                        46,166                                  41,689
                                          --------                               ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $479,826                               $ 434,921
                                          ========                               =========
Net interest income (b)                                $  9,455                                 $  9,172
                                                       ========                                 ========
Net spread (b)                                                        3.60%                                       3.97%
                                                                      =====                                       =====
Net yield on interest earning assets (b)                              4.25%                                       4.58%
                                                                      =====                                       =====
Ratio of interest earning assets to
      interest bearing liabilities            1.17                                    1.16
                                              ====                                    ====



(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)  Annualized

As noted from the data in the following table, all of the improvement in interest income during the first six months of 2001 came as a result of changes in volume. At the same time, increases in interest expense were principally a result of changes in volume, with some improvement attributable to rate. The net result is improved net interest income, net spread and net yield on interest earning assets compared to the first quarter of 2001. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2001 and 2000 on a taxable equivalent basis, in thousands of dollars.



                                              2001 Compared to 2000                      2000 Compared to 1999
                                       ------------------------------------  -------------------------------------------
                                       Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                       ------------------------------------  -------------------------------------------
                                        Volume           Rate         Net         Volume          Rate             Net
                                       --------         ------      -------      ---------       -------         -------

Interest earned on:
Federal funds sold                      $    570       $    -     $    570       $    (53)       $    -        $   (53)
Taxable securities                          (127)         (34)        (161)          (166)           (5)          (171)
Tax exempt securities                         13          (19)          (6)           (96)          (36)          (132)
Taxable loans                              1,115         (371)         744          1,982           274          2,256
Tax exempt loans                              (7)          (3)         (10)            19             1             20
                                        --------       ------     --------       --------        ------        -------
      Total interest income             $  1,564       $ (427)    $  1,137       $  1,686        $  234        $ 1,920
                                        ========       ======     ========       ========        ======        =======

Interest paid on:
NOW accounts                            $    135       $   55     $    190       $     30        $  151        $   181
Savings deposits                             193          153          346            (36)           39              3
CDs $100,000 and over                         89           51          140            131            89            220
Other interest bearing deposits              538           74          612            298           422            720
Short term borrowings                       (411)        (157)        (568)           513            14            527
Other borrowings                             130            4          134            (77)           34            (43)
                                        --------       ------     --------       --------        ------        -------
      Total interest expense            $    674       $  180     $    854       $    859        $  749        $ 1,608
                                        ========       ======     ========       ========        ======        =======
Net change in net interest
      income                            $    890       $ (607)    $    283       $    827        $ (515)       $   312
                                        ========       ======     ========       ========        ======        =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income reached its highest level ever for the Company. All categories of noninterest income other than Trust & Investment fee income have improved from the same period last year, with the largest percentage gains achieved in income from loan sales and servicing and other income.

Service charges on deposit accounts are up 3.6% over the first quarter of 2001, and are up 3.1% year to date over 2000. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. However, as a result of the declining market value of assets under management, income is up just 2.1% over 2000 levels, and is down slightly from the first quarter of 2001. For the long term, new business continues to be brought into the department, and income from this area will continue to provide a significant contribution to earnings.

Income from loan sales and servicing continues to be strong, as a result of an increased amount of residential mortgages being sold in the secondary market. Mortgage loan refinancing has increased from 2000 levels, resulting in a greater percentage of loans sold during 2001. Year to date earnings in this category are up 206% over 2000 levels, and are up 235.3% over the same quarter last year.

NONINTEREST EXPENSES
Noninterest expense is also up from 2000, with the greatest dollar increases in salaries and employee benefits. A good share of this increase reflects the growth and expansion of the Company, including staffing for UBTW which opened in April, and the Dexter office of UBT, which opened in May of 2001. Total noninterest expense, excluding provision for loan losses, for the six months ended June 30, 2001 was 19.3% above the same period for 2000.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the second quarter of 2001.

NET INCOME
Second quarter and year to date consolidated net income is down from the same periods of 2000, as a result of startup costs of UBTW and the gain on sale of UBT's credit card portfolio in 2000. Management anticipates that net income will continue to remain strong for the remainder of the year, although UBTW will not contribute to the Company's profitability during calendar year 2001.

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

Based on the results of the simulation model as of June 30, 2001, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position remained substantially unchanged from the previous quarter.

Each Bank maintains a Funds Management Committee, which reviews exposure to market risk on a regular basis. The Committees' overriding policy objective is to manage assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

The Funds Management Committees are also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committees are made up of senior members of management, and continually monitor the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

The Funds Management policies provide for a level of interest sensitivity which, Management believes, allows the Banks to take advantage of opportunities within their markets relating to liquidity and interest rate risk, allowing flexibility without subjecting the Company to undue exposure to risk. In addition, other measures are used to evaluate and project the anticipated results of Management's decisions.

                                     PART II
                                OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's banking subsidiaries are involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company or the Banks, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

During the first quarter of 2001, United Bancorp, Inc. chartered United Bank & Trust - Washtenaw as a de novo bank. UBTW was capitalized as a wholly-owned subsidiary of the Company, by means of a cash dividend from United Bank & Trust. UBTW opened for business on April 2, 2001.

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended June 30, 2001.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the six months ended June 30, 2001.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 17, 2001. At that meeting, the following matters were submitted to a vote of the shareholders. There were 1,911,603 voting shares outstanding on April 17, 2001.

As a result of the formation of UBTW in 2001, the Company modified the makeup of its Board of Directors to better represent the Boards of the Banks. As a result, Directors Bush, Farver and Kuhman did not seek re-election as Directors of the Company, and Directors Berlin, Gurdjian, Hill, Knisel, Mohr, Niethammer, Roberstad and Robideau voluntarily resigned as Directors of the Company. Each of these individuals continue to serve as Directors of United Bank & Trust.

The following directors were elected to three year terms:


                                                                                   For          Against         Abstain
                                                                             --------------   -----------     -----------

      James C. Lawson               re-elected                                  1,592,289        28,306              -
      Donald J. Martin              re-elected                                  1,603,863        16,732              -
      David E. Maxwell              re-elected                                  1,617,868         2,727              -
      Chris L. McKenney             elected                                     1,600,211        20,384              -


The following directors were elected to two year terms:


                                                                                   For          Against         Abstain
                                                                             --------------   -----------     -----------

      Robert K. Chapman             elected                                     1,617,868         2,727              -
      George H. Cress               elected                                     1,615,946         4,649              -

The following director was elected to a one year term:

                                                                                   For          Against         Abstain
                                                                             --------------   -----------     -----------

      Patricia M. Garcia            elected                                     1,617,868         2,727              -

Directors Butcko, Foss, Hickman and Wanke hold terms which continue after the meeting.

The firm of Crowe, Chizek and Company LLP of Grand Rapids, Michigan was ratified as independent auditors for the Company and its subsidiaries for the year ending December 31, 2001. The vote was as follows:

                                                                                   For          Against         Abstain
                                                                             --------------   -----------     -----------
      Ratification of auditors                                                  1,599,375         1,732         19,488

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      None

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
August 3, 2001


      /S/ Dale L. Chadderdon
      --------------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer