Form 10-Q
period 2001-09-30
UNITED BANCORP INC /MI/
filed 2001-11-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

             Yes              [X]                   No                [ ]

As of November 2, 2001, there were outstanding 2,006,683 shares of the registrant's common stock, no par value.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(a)   CONSOLIDATED BALANCE SHEETS

In thousands of dollars                                                     (unaudited)                   (unaudited)
                                                                           September 30,  December 31,   September 30,
                                                                                2001          2000           2000
                                                                           ------------   ------------   -------------
ASSETS
Cash and demand balances in other banks                                        $  14,294     $  16,822       $  20,348
Federal funds sold                                                                 6,300        21,300               -
                                                                               ----------    ----------      ---------
Total cash and cash equivalents                                                   20,594        38,122          20,348

Securities available for sale                                                     86,078        72,679          74,817

Loans held for sale                                                                1,126         1,156             624
Portfolio loans                                                                  370,899       337,351         335,287
                                                                               ----------    ----------      ---------
Total loans                                                                      372,025       338,507         335,911
Less allowance for loan losses                                                     4,569         4,032           3,968
                                                                               ----------    ----------      ---------
Net loans                                                                        367,456       334,475         331,943

Premises and equipment, net                                                       15,322        13,431          12,920
Accrued interest receivable and other assets                                      10,065        10,154          10,328
                                                                               ----------    ----------      ---------
TOTAL ASSETS                                                                   $ 499,515     $ 468,861       $ 450,356
                                                                               ==========    ==========      =========

LIABILITIES
Deposits
      Noninterest bearing                                                      $  54,791     $  52,555       $  53,408
      Interest bearing certificates of deposit of $100,000 or more                29,445        46,445          43,121
      Other interest bearing deposits                                            351,055       308,957         289,045
                                                                               ----------    ----------      ---------
Total deposits                                                                   435,291       407,957         385,574

Federal funds purchased and other short term borrowings                            1,013             -           5,600
Other borrowings                                                                  12,009        12,328          12,328
Accrued interest payable and other liabilities                                     3,452         3,522           3,080
                                                                               ----------    ----------      ---------
TOTAL LIABILITIES                                                                451,765       423,807         406,582

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,006,683, 1,911,603 and
      1,909,520 shares issued and outstanding                                     33,384        28,399          28,264
Retained earnings                                                                 13,287        16,374          15,733
Accumulated other comprehensive income (loss), net of tax                          1,079           281            (223)
                                                                               ----------    ----------      ---------
TOTAL SHAREHOLDERS' EQUITY                                                        47,750        45,054          43,774
                                                                               ----------    ----------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 499,515     $ 468,861       $ 450,356
                                                                               ==========    ==========      =========


The accompanying notes are an integral part of these consolidated financial statements.

(b)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                  Three Months Ended            Nine Months Ended
In thousands of dollars, except per share data                       September 30,                September 30,
                                                              ----------------------------------------------------------
                                                                   2001           2000          2001            2000
                                                              -------------     --------      --------        ----------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                     $ 7,408        $ 7,379      $ 22,090        $ 21,317
      Tax exempt                                                       24             29            74              85
Interest on securities
      Taxable                                                         642            697         1,926           2,142
      Tax exempt                                                      412            394         1,228           1,211
Interest on federal funds sold                                        121              9           690               9
                                                                  --------       --------      --------        -------
Total interest income                                               8,607          8,508        26,008          24,764

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more               413            611         1,535           1,593
Interest on other deposits                                          2,973          3,155         9,749           8,784
Interest on short term borrowings                                       8            143            13             717
Interest on other borrowings                                          209            214           632             501
                                                                  --------       --------      --------        -------
Total interest expense                                              3,603          4,123        11,929          11,595
                                                                  --------       --------      --------        -------
NET INTEREST INCOME                                                 5,004          4,385        14,079          13,169
Provision for loan losses                                             196            240           602             948
                                                                  --------       --------      --------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 4,808          4,145        13,477          12,221

NONINTEREST INCOME
Service charges on deposit accounts                                   605            575         1,759           1,699
Trust & Investment fee income                                         680            718         2,061           2,070
Gains on securities transactions                                        -              -             -               4
Loan sales and servicing                                              301            124           797             286
Sales of nondeposit investment products                               212            146           599             493
Gain on sale of credit card loans                                       -              -             -             308
Other income                                                          356            209         1,080             680
                                                                  --------       --------      --------        -------
Total noninterest income                                            2,154          1,772         6,296           5,540

NONINTEREST EXPENSE
Salaries and employee benefits                                      3,085          2,201         8,248           6,516
Occupancy and equipment expense, net                                  949            697         2,640           2,124
Other expense                                                       1,315          1,104         3,963           3,323
                                                                  --------       --------      --------        -------
Total noninterest expense                                           5,349          4,002        14,851          11,963
                                                                  --------       --------      --------        -------
INCOME BEFORE FEDERAL INCOME TAX                                    1,613          1,915         4,922           5,798
Federal income tax                                                    429            538         1,319           1,618
                                                                  --------       --------      --------        -------
NET INCOME                                                        $ 1,184        $ 1,377       $ 3,603         $ 4,180
                                                                  ========       ========      ========        =======

Basic earnings per share                                          $  0.59        $  0.68       $  1.79         $  2.08
Diluted earnings per share                                           0.59           0.68          1.78            2.08
Cash dividends declared per share of common stock                    0.30           0.29          0.89            0.84


The accompanying notes are an integral part of these consolidated financial statements.

(c) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars


                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                              ----------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                        2001             2000          2001           2000
                                                              -----------      ----------      ---------      ----------
Balance at beginning of period                                 $   46,765      $  42,579      $ 45,054        $ 40,964

Net Income                                                          1,184          1,377         3,603           4,180
Other comprehensive income:
      Net change in unrealized gains (losses)
      on securities available for sale, net                           389            354           798             276
                                                               ----------      ----------      ---------      ---------
Total comprehensive income                                          1,573          1,731         4,401           4,456

Cash dividends declared                                              (603)          (573)       (1,778)         (1,690)
Common stock and contingently issuable stock                           15             37            73              44
                                                               ----------      ----------      ---------      ---------
Balance at end of period                                       $   47,750      $  43,774       $ 47,750       $ 43,774
                                                               ==========      ==========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

(d)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands of dollars                                                                         Nine Months Ended
                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                              2001               2000
                                                                                          ------------       -----------
Cash Flows from Operating Activities
Net income                                                                                    $  3,603        $  4,180

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                    1,843           1,523
Provision for loan losses                                                                          602             948
Gain on sale of credit card loans                                                                    -            (308)
Change in loans held for sale                                                                       30            (470)
Gains on securities transactions                                                                     -              (4)
Change in accrued interest receivable and other assets                                            (625)           (187)
Change in accrued interest payable and other liabilities                                           131             446
                                                                                              ---------       --------
Total adjustments                                                                                1,981           1,948
                                                                                              ---------       --------
Net cash from operating activities                                                               5,584           6,128

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                                (40,565)         (4,653)
      Maturities and calls                                                                      23,194           9,064
      Principal payments                                                                         4,994           2,979
Proceeds from sale of credit card loans                                                              -           3,745
Net change in portfolio loans                                                                  (33,613)        (31,435)
Premises and equipment expenditures, net                                                        (3,244)           (882)
                                                                                              ---------       --------
Net cash from investing activities                                                             (49,234)        (21,182)

Cash Flows from Financing Activities
Net change in deposits                                                                          27,334          24,731
Net change in short term borrowings                                                              1,013         (13,700)
Proceeds from other borrowings                                                                       -           9,000
Principal payments on other borrowings                                                            (319)           (296)
Proceeds from common stock transactions                                                             73              44
Dividends paid                                                                                  (1,979)         (1,846)
                                                                                              ---------       --------
Net cash from financing activities                                                              26,122          17,933
                                                                                              ---------       --------
Net change in cash and cash equivalents                                                        (17,528)          2,879

Cash and cash equivalents at beginning of year                                                  38,122          17,469
                                                                                              ---------       --------
Cash and cash equivalents at end of period                                                    $ 20,594        $ 20,348
                                                                                              =========       ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                                 $ 12,490        $ 11,334
Income tax paid                                                                                  1,710           2,025
Loans transferred to other real estate                                                               -             544


The accompanying notes are an integral part of these consolidated financial statements.

(e)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated statements. The unpaid principal balances of mortgage loans serviced for others was $158,297,000 and $124,151,000 at the end of September 2001 and 2000. The balance of loans serviced for others related to servicing rights that have been capitalized was $142,155,000 and $104,059,000 at September 30, 2001 and 2000.

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2001 and 2000 follows:


      Unamortized cost of mortgage servicing rights                              2001           2000
      ---------------------------------------------                             --------        -----
      Balance at January 1                                                       $   780         $ 728
      Amount capitalized year to date                                                466            76
      Amount amortized year to date                                                 (227)          (65)
                                                                                 --------        -----
      Balance at period end                                                      $ 1,019         $ 739
                                                                                 ========        =====


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

A reconciliation of basic and diluted earnings per share follows:


                                                                  Three Months Ended            Nine Months Ended
In thousands of dollars, except per share data                       September 30,                September 30,
                                                              ----------------------------------------------------------
                                                                  2001          2000          2001             2000
                                                              ------------    -----------   -----------     ------------

      Net income                                               $    1,184     $    1,377    $    3,603      $    4,180
                                                               ===========    ===========   ===========     ==========
      Basic earnings:
          Weighted average common shares outstanding            2,006,854      2,004,828     2,007,015       2,005,215
          Weighted average contingently issuable shares            11,747          8,877        11,025           8,360
                                                               -----------    -----------   -----------     ----------
          Total weighted average shares outstanding             2,018,601      2,013,705     2,018,040       2,013,576
                                                               ===========    ===========   ===========     ==========

          Basic earnings per share                             $     0.59     $     0.68        $ 1.79          $ 2.08
                                                               ===========    ===========   ===========     ==========

      Diluted earnings:
          Weighted average common shares outstanding
           from basic earnings per share                        2,018,601      2,013,705     2,018,040       2,013,576
          Dilutive effect of stock options                          1,436            605         3,432               -
                                                               -----------    -----------   -----------     ----------
           Total weighted average shares outstanding            2,020,037      2,014,310     2,021,472       2,013,576
                                                               ===========    ===========   ===========     ==========

          Diluted earnings per share                           $     0.59     $     0.68    $     1.78      $     2.08
                                                               ===========    ===========   ===========     ==========


NOTE 4 - STOCK OPTIONS
In 2000, Shareholders approved the Company's 1999 Stock Option Plan as proposed. The plan is a non- qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The Plan will continue in effect for five years, unless it is extended with the approval of the Shareholders.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 120,173 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then- current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:


                                                                                                               Weighted
                                                                                Available       Options        Average
                                                                                for Grant     Outstanding  Exercise Price
                                                                                ---------     -----------  --------------
Balance at December 31, 2000                                                       84,917        35,256         $ 43.72
Options granted                                                                   (26,040)       26,040           47.93
Options exercised                                                                       -          (109)          43.54
Options forfeited                                                                     641          (641)          46.21
                                                                                  -------       -------
Balance at September 30, 2001                                                      59,518        60,546           45.50
                                                                                  =======       =======


Options granted under the plan during the current year were 17,640 on January 10, 2001 and 8,400 on March 14, 2001. The weighted fair values of the options granted were $5.01 and $4.80. For stock options outstanding at September 30, 2001, the range of average exercise prices was $43.54 to $48.57 and the weighted average remaining contractual term was 8.9 years. At September 30, 2001, 11,006 options were exercisable at the weighted average exercise price of $43.54.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends.


                                                                  Three Months Ended            Nine Months Ended
      In thousands of dollars, except per share data                 September 30,                September 30,
                                                              ----------------------------------------------------------
                                                                  2001             2000          2001            2000
                                                              -----------       --------       --------        ---------
      Net income                                                   $ 1,184        $ 1,377       $ 3,603         $ 4,180
      Pro forma net income                                           1,165          1,367         3,547           4,164

      Basic earnings per share as reported                         $  0.59        $  0.68       $  1.79         $  2.08
      Pro forma basic earnings per share                              0.58           0.68          1.76            2.07

      Diluted earnings per share as reported                       $  0.59        $  0.68       $  1.78         $  2.08
      Pro forma diluted earnings per share                            0.58           0.68          1.75            2.07

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and nine month periods ending September 30, 2001 and 2000.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio increased during the third quarter of 2001, as investment securities replaced a portion of the Company's short term funds sold. The mix of the securities portfolio continues to evolve slowly. During the quarter, the Company replaced some of the previously- matured U.S. Treasury and agency securities, as the level of tax-exempt investments remained relatively flat. The following chart shows the percentage mix of the securities portfolio.


                                                                                9/30/2001     12/31/2000      9/30/2000
                                                                                ---------     ----------      ----------
      U.S. Treasury and agency securities                                           12.5%         24.1%           24.5%
      Mortgage backed agency securities                                             24.6%         16.9%           17.1%
      Obligations of states and political subdivisions                              46.2%         47.9%           47.7%
      Corporate, asset backed, and other securities                                 16.7%         11.1%           10.7%
                                                                                ---------     ----------      ----------
          Total Securities                                                         100.0%        100.0%          100.0%
                                                                                =========     ==========      ==========


The Company's current and projected tax position continues to make carrying tax-exempt securities valuable, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 20% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan growth during the third quarter of 2001 continued to be strong. For the period, annualized loan growth was 13.2%, compared to year to date annualized loan growth of 7.38%. Residential mortgages and construction loans declined during the quarter, while business, personal and tax exempt loans increased during the same period.

The mix of the loan portfolio has remained relatively unchanged from the prior quarter, but continues a long-term trend toward an increased percentage of personal and business loans, with slight declines in residential mortgage loans. The loan mix also reflects growth at United Bank & Trust - Washtenaw ("UBTW"), which opened in April of 2001. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.


                                       September 30, 2001          December 31, 2000           September 30, 2000
                                       ------------------          -----------------           ------------------
Portfolio loans:                         Balance   % of total      Balance     % of total       Balance      % of total
                                         -------   ----------      -------     ----------       -------      ----------
      Personal                         $  63,829        17.2%    $  59,172          17.5%     $  58,648           17.5%
      Business loans and
          commercial mortgages           149,682        40.2%      115,155          34.0%       113,876           33.9%
      Tax exempt                           1,827         0.5%        2,030           0.6%         2,084            0.6%
      Residential mortgage               120,863        32.5%      127,768          37.7%       129,799           38.6%
      Construction                        35,824         9.6%       34,382          10.2%        31,504            9.4%
                                       ---------       ------    ---------        -------     ---------          ------
          Total loans                  $ 372,025       100.0%    $ 338,507        100.00%     $ 335,911          100.0%
                                       =========       ======    =========        =======     =========          ======


The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans in their markets. During 2000, United Mortgage Company was formed as a wholly-owned subsidiary of United Bank & Trust ("UBT"), in order to provide more alternatives for delivery of mortgage products. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Entry into the Saline and Manchester markets has provided continued opportunities for future continued growth in all loan portfolios, and entry into the Ann Arbor and Dexter markets during 2001 continues to generate additional loan volume.

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


                                                               9/30/2001     12/31/2000     9/30/2000
                                                               ---------     ----------     ---------
      Nonaccrual loans                                            $ 1,098          $ 889         $ 921
      Loans past due 90 days or more                                  837            408           117
      Troubled debt restructurings                                    131            132           133
                                                               ---------     -----------    ----------
          Total nonperforming loans                                 2,066          1,429         1,171
      Other real estate                                               425            544           544
                                                               ---------     -----------    ----------
          Total nonperforming assets                              $ 2,491        $ 1,973       $ 1,715
                                                               ==========    ===========    ==========
      Percent of nonperforming loans to total loans                  0.56%          0.42%         0.35%
      Percent of nonperforming assets to total assets                0.50%          0.42%         0.38%


Nonperforming assets remain low, as credit quality remains quite strong for the organization. Balances in nonaccrual loans are up slightly from the levels achieved at the end of 2000 and September 30, 2000. Delinquencies are up from year end 2000 but are down slightly from the end of the second quarter. The Company's ratios of nonperforming assets compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the current portfolio. Charge-offs for the year have been lower than during previous periods, resulting in an increase in the allowance. The Company retains some liability for a limited time on the portfolio of credit card loans that were sold during the second quarter of 2000. As a result, $100,000 was transferred from the Company's allowance for loan losses to a contingent liability account. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2001 and 2000 follows:


                                                                                2001          2000
                                                                                 -------       -------
      Balance at January 1:                                                      $ 4,032       $ 3,300
      Loans charged off                                                             (183)         (332)
      Recoveries credited to allowance                                               118           152
      Provision charged to operations                                                602           948
      Adjustment for credit cards sold                                                 -          (100)
                                                                                 -------       -------
      Balance at September 30                                                    $ 4,569       $ 3,968
                                                                                 ========      =======


The Company has decreased its provision for loan losses over the same period in 2000 as a result of continued excellent loan quality, as evidenced by its low level of nonperforming loans. This reduction is consistent with the reduction in provision instituted during the third quarter of 2000, at which time the Company reduced its monthly provision to better reflect its estimates of losses inherent in the portfolio. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2001 and 2000, and December 31, 2000.


                                                               9/30/2001     12/31/2000     9/30/2000
                                                              ----------     ----------     ---------
      Business and commercial mortgage                          $ 2,942        $ 2,580       $ 2,247
      Tax exempt                                                      -              -             -
      Residential mortgage                                           19              7            11
      Personal                                                      467            638           627
      Construction                                                    -              -             -
      Unallocated                                                 1,141            807         1,083
                                                              ----------     ----------     ---------
      Total                                                    $  4,569        $ 4,032       $ 3,968
                                                              ==========     ==========     =========

The Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 42.1% of the portfolio at September 30, 2001, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

Personal loan balances continue to experience steady growth for the quarter and from 2000 levels. The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of their business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within Lenawee, Monroe and Washtenaw Counties.

DEPOSITS
The Company has continued to achieve strong deposit growth in all categories of deposits other than noninterest bearing accounts, which are relatively unchanged from June 30, 2001 levels. Growth within the Ann Arbor market continues to impact the deposit mix, and total deposits are up 9.96% for the quarter and 5.03% year to date, annualized. This continued growth and expansion is a result in part of a desire of consumers to return to the relative safety of bank deposit products. Management anticipates that deposit growth during 2001 will continue to be steady, with continued contribution from Ann Arbor and other local markets.

As in the past, the majority of the Banks' deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Banks' deposit portfolio, these balances represent core deposits of local clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas, including those new markets that the Company has entered in recent periods. The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2001 and 2000.


                                                                                     2001          2000
                                                                                   -------       -------
      Noninterest bearing deposits                                                  12.6%         13.8%
      Interest bearing certificates of $100,000 or more                              6.8%         11.2%
      Other interest bearing deposits                                               80.6%         75.0%
                                                                                   -------       -------
          Total deposits                                                           100.0%        100.0%
                                                                                   =======       =======



LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS
Through its affiliate banks, the Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of two banks is maintained at its lowest practical levels. At times, the Company, through its subsidiary banks, is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 2001 and 2000, and December 31, 2000. Dollars are shown in thousands.


                                                   Regulatory Guidelines               United Bancorp, Inc.
                                                   ---------------------        ---------------------------------------
                                                   Adequate       Well          9/30/2001    12/31/2000       9/30/2000
                                                   --------      -------        ---------    ----------       ---------
      Tier 1 capital to average assets                4%           5%                 9.0%          9.3%            9.2%
      Tier 1 capital to risk weighted assets          4%           6%                12.1%         13.1%           13.1%
      Total capital to risk weighted assets           8%          10%                13.4%         14.3%           14.4%

      Total shareholders' equity                                                 $ 47,750      $ 45,054        $ 43,774
      Intangible assets                                                            (3,585)       (3,888)         (3,990)
      Unrealized (gain) loss on securities available for sale                      (1,079)         (281)            223
                                                                                 --------      --------        --------
          Tier 1 capital                                                           43,086        40,885          40,007
      Allowable loan loss reserves                                                  4,439         3,902           3,818
                                                                                 --------      --------       ---------
          Tier 2 capital                                                         $ 47,525      $ 44,787        $ 43,825
                                                                                =========     =========       =========


                             RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2001 was not significantly different than that of the second quarter of 2001, and is down year to date compared to the same period in 2000. However, income at United Bank & Trust is up 5.0% annualized over last year, indicating the strength of basic earning levels of the Company. At the same time, startup costs of UBTW have reduced earnings below those levels achieved in the first nine months of 2000. Losses at UBTW are at expected levels, and Management anticipates that the Bank will begin contributing to the bottom line of the Company during 2002.

NET INTEREST INCOME
During the third quarter of 2001 and year to date 2001, yields on earning assets and the cost of funds continued to decline as a result of the unprecedented decline in market interest rates initiated by the Federal Reserve during 2001. The net result was an improvement in the Company's spread and net interest margin during the quarter. While these ratios remain below levels achieved in 2000, decreases in market interest rates so far during 2001 have allowed the margin of the Company to continue to improve as a result of its interest sensitivity position. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2001 and 2000.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES


dollars in thousands                                 2001                                    2000
--------------------                  ----------------------------------     --------------------------------------
                                      Average      Interest      Yield/       Average       Interest          Yield/
ASSETS                                Balance        (b)        Rate (c)      Balance          (b)           Rate (c)
                                      -------      --------     --------      -------       --------         --------
Interest earning assets (a)
Federal funds sold                    $  19,449     $    690         4.73%     $     191      $      9            6.46%
Taxable securities                       44,121        1,926         5.82%        46,356         2,142            6.16%
Tax exempt securities (b)                32,661        1,769         7.22%        31,332         1,746            7.43%
Taxable loans                           351,217       22,090         8.39%       322,692        21,317            8.81%
Tax exempt loans (b)                      1,916          106         7.39%         2,148           122            7.58%
                                      ---------     --------                   ---------      --------
      Total int. earning assets (b)     449,364       26,583         7.89%       402,719        25,337            8.39%
Less allowance for loan losses           (4,287)                                  (3,686)
Other assets                             39,561                                   39,063
                                      ---------                                ---------
TOTAL ASSETS                          $ 484,638                                $ 438,096
                                      =========                                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                          $  69,893     $  1,211         2.31%     $  57,663      $  1,035            2.39%
Savings deposits                         95,107        1,880         2.64%        67,456         1,171            2.32%
CDs $100,000 and over                    34,780        1,535         5.89%        36,348         1,593            5.85%
Other interest bearing deposits         169,531        6,659         5.24%       158,640         6,577            5.53%
                                      ---------     --------                   ---------      --------
      Total int. bearing deposits       369,311       11,284         4.07%       320,107        10,377            4.32%
Short term borrowings                       523           13         3.42%        15,018           717            6.36%
Other borrowings                         12,203          631         6.90%         9,783           501            6.83%
                                      ---------     --------                   ---------      --------
      Total int. bearing liabilities    382,037       11,929         4.16%       344,908        11,595            4.48%
                                                    --------                                  --------
Noninterest bearing deposits             51,946                                   48,090
Other liabilities                         4,066                                    2,839
Shareholders' equity                     46,589                                   42,259
                                      ---------                                ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $ 484,638                                $ 438,096
                                      =========                                =========
Net interest income (b)                             $ 14,653                                  $ 13,742
                                                    ========                                  ========
Net spread (b)                                                       3.72%                                        3.91%
                                                                     =====                                        =====
Net yield on interest earning assets (b)                             4.35%                                        4.55%
                                                                     =====                                        =====
Ratio of interest earning assets to
      interest bearing liabilities         1.18                                     1.17
                                           ====                                     ====


(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)   Annualized

As noted from the data in the following table, all of the improvement in interest income during the first nine months of 2001 came as a result of changes in volume. At the same time, increases in interest expense were principally a result of changes in volume. The net result is improved net interest income compared to the same period of 2000. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2001 and 2000 on a taxable equivalent basis, in thousands of dollars.


                                               2001 Compared to 2000                   2000 Compared to 1999
                                       -----------------------------------     ---------------------------------------
                                       Increase (Decrease) Due To: (a)           Increase (Decrease) Due To: (a)
                                       -----------------------------------     ---------------------------------------
                                        Volume        Rate         Net          Volume         Rate            Net
                                       --------      --------     -------        -------      --------        -------
Interest earned on:
Federal funds sold                      $   684       $    (3)     $   681        $  (741)     $    667        $   (74)
Taxable securities                         (101)         (115)        (216)          (282)           16           (266)
Tax exempt securities                        73           (50)          23           (148)          (40)          (188)
Taxable loans                             1,826        (1,053)         773          2,948           499          3,447
Tax exempt loans                            (13)           (3)         (16)            28             -             28
                                        --------      --------     -------        -------      --------        -------
      Total interest income             $ 2,469       $(1,224)     $ 1,245        $ 1,805      $  1,142        $ 2,947
                                        ========      ========     =======        =======      ========        =======

Interest paid on:
NOW accounts                            $   213       $   (37)     $   176        $    46      $    238        $   284
Savings deposits                            529           179          708           (103)           57            (46)
CDs $100,000 and over                       (69)           11          (58)           260           176            436
Other interest bearing deposits             438          (357)          81            513           788          1,301
Short term borrowings                      (475)         (228)        (703)           629            22            651
Other borrowings                            125             5          130            (49)           55              6
                                        --------      --------     -------        -------      --------        -------
      Total interest expense              $ 761       $  (427)     $   334        $ 1,296      $  1,336        $ 2,632
                                        ========      ========     =======        =======      ========        =======
Net change in net interest
      income                            $ 1,708       $  (797)     $   911        $   509      $   (194)       $   315
                                        ========      ========     =======        =======      ========        =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income was up slightly from the record levels achieved last quarter. Year to date, all categories of noninterest income other than Trust & Investment fee income have improved from the same period last year, with the largest percentage gains achieved in income from loan sales and servicing and other income.

Service charges on deposit accounts are up 4.0% over the second quarter of 2001, and are up 4.7% annualized year to date over 2000. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. This growth is enhanced by further growth in the Washtenaw market. However, as a result of the continued declining market value of assets under management, income is down 0.6% from year to date 2000 levels, and is up slightly from the second quarter of 2001. For the long term, new business continues to be brought into the department, and income from this area will continue to provide a significant contribution to earnings. However, in the short term, it is anticipated that income from the Trust & Investment Group will provide less of a contribution to the Company's bottom line until recent downturns in the financial markets are reversed.

Income from loan sales and servicing continues to be strong, as a result of an increased amount of residential mortgages being sold in the secondary market. Mortgage loan refinancing has continued to increase from 2000 levels, resulting in a greater percentage of loans sold during 2001. Year to date earnings in this category are up 238.2% over 2000 levels, and are up 142.7% over the same quarter last year.

NONINTEREST EXPENSES
Noninterest expenses are also up from 2000, with the greatest dollar increases in salaries and employee benefits. A substantial portion of this increase reflects the growth and expansion of the Company, including staffing for UBTW which opened in April, and the Dexter office of UBT, which opened in May of 2001. Total noninterest expense, excluding provision for loan losses, for the nine months ended September 30, 2001 was 35.4% annualized above the same period for 2000.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company during the third quarter of 2001.

NET INCOME
Third quarter and year to date consolidated net income is down from the same periods of 2000, as a result of startup costs of UBTW and the gain on sale of UBT's credit card portfolio in 2000. Management anticipates that net income will continue to remain steady for the remainder of the year, although UBTW will not contribute to the Company's profitability during calendar year 2001.

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

IMPACT OF NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on our financial statements if we enter into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior or future business combinations. Upon adoption of this statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, will continue to be amortized over their useful lives. We are required to adopt this statement on January 1, 2002, and early adoption is not permitted. Management has not yet determined the impact on our financial statements of adopting this new statement.

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

Based on the results of the simulation model as of September 30, 2001, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position remained substantially unchanged from the previous quarter.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended September 30, 2001.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2001.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2001.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      None

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
November 2, 2001


      /S/ Dale L. Chadderdon
      --------------------------------------------------------
      Dale L. Chadderdon
      Senior Vice President, Secretary & Treasurer