Form 10-K405
period 2001-12-31
UNITED BANCORP INC /MI/
filed 2002-03-25
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $75,808,000 (common stock, no par value.) As of February 15, 2002, there were outstanding 2,009,242 shares of registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 are incorporated by reference.

                              CROSS REFERENCE TABLE

                                                                                                                Page
 ITEM NO.                                                 DESCRIPTION                                          Numbers
-----------------------------------------------------------------------------------------------------------------------
 PART I
  1.     Business                                                                                                 3
         I     Selected Statistical Information                                                                   6
               (A)   Distribution of Assets, Liabilities and Shareholders' Equity                                 6
               (B)   Interest Rates and Interest Differential                                                     6
         II    Investment Portfolio                                                                               6
         III   Loan Portfolio                                                                                     7
               (A)   Types of Loans                                                                               7
               (B)   Maturities and Sensitivities of Loans to Changes in Interest Rates                           7
               (C)   Risk Elements                                                                                8
               (D)   Other Interest Bearing Assets                                                                8
         IV    Summary of Loan Loss Experience                                                                    8
               (A)   Changes in Allowance for Loan Losses                                                         8
               (B)   Allocation of Allowance for Loan Losses                                                      9
         V     Deposits                                                                                           9
         VI    Return on Equity and Assets                                                                       10
         VII   Short-Term Borrowings                                                                             10
 2.      Properties                                                                                              10
 3.      Legal Proceedings                                                                                       10
 4.      Submission of Matters to a Vote of Security Holders                                                     10

 PART II
 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                   11
 6.      Selected Financial Data                                                                                 11
 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                   12
 7A.     Quantitative and Qualitative Disclosures About Market Risk                                              12
 8.      Financial Statements and Supplementary Data                                                             12
 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                    12

 PART III
 10.     Directors and Executive Officers of the Registrant                                                      13
 11.     Executive Compensation                                                                                  13
 12.     Security Ownership of Certain Beneficial Owners and Management                                          13
 13.     Certain Relationships and Related Transactions                                                          13

 PART IV
 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                        13

         Signatures                                                                                              15
         Exhibit Index                                                                                           16

                                     PART I

ITEM 1 - BUSINESS
United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust ("UBT").

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. Since that time, the Bank has grown from a single office in Tecumseh to sixteen offices located in three counties in Southeast Michigan. The Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson, and UBT was acquired by the Company on January 1, 1986.

UBT delivers financial services through a system of sixteen banking offices plus fifteen automated teller machines, all in Lenawee, Washtenaw, and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth.

Banking services are delivered by UBTW through one banking office and one off-site automated teller machine in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the U of M Medical Center.

The Company's subsidiary banks ("Banks") offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

The subsidiary banks maintain correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services. UBTW also maintains a correspondent banking relationship with UBT.

The Company's subsidiary banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sells credit and life insurance products. In addition, the Company and/or its subsidiaries are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and Michigan Bankers Insurance Center, LLC, and derive income from the sale of various insurance products to banking clients.

The following table shows comparative information concerning the Company's subsidiary banks as of December 31, 2001, in thousands of dollars:

                                                                    Assets       Loans      Deposits
                                                                  ----------   ---------   ----------
         United Bank & Trust                                       $ 491,950   $ 353,407    $ 434,377
         United Bank & Trust - Washtenaw                              29,095      25,317       17,212

UBT operates a Trust department, and provides trust services to UBTW on a contract basis. The Trust & Investment Group offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks.

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

UBT and UBTW are Michigan banking corporations, and as such are subject to the regulation of, and supervision and regular examination by, the Michigan Division of Financial Institutions ("DFI") and also the Federal Deposit Insurance Corporation ("FDIC"). The DFI is the primary regulator of the Banks. Deposit accounts of the Banks are insured by the FDIC. Requirements and restrictions under the laws of the United States and the State of Michigan include the requirement that banks maintain reserves against certain deposits, restrictions on the nature and amount of loans which may be made by a bank and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits and restrictions relating to investments and other activities of a bank.

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

The capital ratios of the Company and Banks exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-34 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-22 of the Company's Proxy, and is incorporated herein by reference.

Competition
The banking business in the Company's service area is highly competitive. In its market, the Banks compete with credit unions, savings associations, and various finance companies and loan production offices. This competition is in addition to a number of community banks and subsidiaries of large multi-state, multi-bank holding companies.

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the subsidiary banks continue to expand their loan and deposit portfolios. Coupled with the fact that the Company offers the only locally-based trust department in Lenawee County, this local focus has provided a significant competitive advantage.

Employees
On December 31, 2001, the Company and its subsidiaries employed 188 full-time and 54 part-time employees. This compares to 156 full time and 48 part time employees as of December 31, 2000. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Banks, who are not compensated by the Company.

I    SELECTED STATISTICAL INFORMATION

(A)  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
(B)  INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3, A-4 and A-5 of the Company's Proxy Statement, and are incorporated herein by reference.

II   INVESTMENT PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 2001. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable               0 - 1       1 - 5        5 - 10      Over 10
Available For Sale                                     Year        Years        Years        Years        Total
--------------------                                   -----       ------       ------      --------       -----
U.S. Treasury and government agencies (1)             $  3,059     $ 30,725     $    -       $    -     $ 33,784
        Weighted average yield                           5.69%        5.26%       0.00%           -        5.30%
Obligations of states and political subdivisions      $ 10,763     $ 17,264     $ 4,031      $ 9,514    $ 41,572
        Weighted average yield                           5.10%        6.51%       7.70%        7.91%       6.55%
Equity and other securities (2)                       $  3,255     $ 11,632     $    -       $    -     $ 14,887
        Weighted average yield                           6.32%        5.14%          -            -        5.40%
        Total securities                              $ 17,077     $ 59,621     $ 4,031      $ 9,514    $ 90,243
              Weighted average yield                     5.43%        5.61%       7.70%        7.91%       5.89%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2001, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-7, and in Note 4 on Pages A-25 and A-26 of the Company's Proxy Statement, and is incorporated herein by reference.

III  LOAN PORTFOLIO
(A)  TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                          2001         2000        1999         1998        1997
                                                          -----        -----       -----        -----       ----
         Personal                                    $   62,792   $   59,172   $  59,045    $  58,797   $  70,308
         Business and commercial mortgage               163,329      115,155      99,832       82,521      74,080
         Tax exempt                                       1,878        2,030       1,710        1,381       1,482
         Residential mortgage (1)                       117,553      127,768     114,150      104,903     104,800
         Construction                                    33,172       34,382      33,530       22,647      14,588
                                                     ----------   ----------  ----------   ----------  ----------
               Total loans (1)                       $  378,724   $  338,507   $ 308,267    $ 270,249   $ 265,258
                                                     ==========   ==========  ==========   ==========  ==========

                                                          2001         2000        1999         1998        1997
                                                          -----        -----       -----        -----       ----
         Personal                                         16.6%        17.5%       19.2%        21.8%       26.5%
         Business and commercial mortgage                 43.1%        34.0%       32.4%        30.5%       27.9%
         Tax exempt                                        0.5%         0.6%        0.6%         0.6%        0.6%
         Residential mortgage (1)                         31.0%        37.7%       37.0%        38.8%       39.5%
         Construction                                      8.8%        10.2%       10.9%         8.4%        5.5%
                                                         -----        -----       -----        -----       -----
               Total loans (1)                           100.0%       100.0%      100.0%       100.0%      100.0%
                                                         =====        =====       =====        =====       =====

         (1)   Includes loans held for sale

(B)  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2001, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                                    0 - 1       1 - 5       After 5
                                                                    Year        Years       Years        Total
                                                                    -----       ------      ------       -----
         Business and commercial mortgage - fixed rate             $  8,861    $ 47,582     $ 22,693   $  79,136
         Business and commercial mortgage - variable rate            26,849      33,933       23,411      84,193
         Tax exempt - fixed rate                                        439       1,177          262       1,878
         Tax exempt - variable rate                                       -           -            -           -
         Construction -fixed rate                                     6,064       3,291            -       9,355
         Construction -variable rate                                 23,280         537            -      23,817
                                                                   --------    --------     --------   ---------
               Total fixed rate                                      15,364      52,050       22,955      90,369
               Total variable rate                                   50,129      34,470       23,411     108,010
                                                                   --------    --------     --------   ---------
                     Total                                         $ 65,493    $ 86,520     $ 46,366   $ 198,379
                                                                   ========    ========     ========   =========

(C)  RISK ELEMENTS
      Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2001, in thousands of dollars:


         Gross amount of interest that would have been recorded at original rate                $  94
         Interest that was included in revenue                                                     (8)
                                                                                                -----
         Net impact on interest revenue                                                         $  86
                                                                                                =====

Additional information concerning nonperforming loans, the Bank's nonaccrual policy, and loan concentrations is provided on Pages A-8, A-9 and A-10, in Note 1 on Pages A-22 and A-23, Note 5 on Page A-27 and Note 6 on Page A-27 of the Company's Proxy Statement, and is incorporated herein by reference.

At December 31, 2001, the Banks had one loan, other than those disclosed above, for a total of $14,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired, however, payments are current.

(D)  OTHER INTEREST BEARING ASSETS

As of December 31, 2001, other than $179,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV   SUMMARY OF LOAN LOSS EXPERIENCE
(A)  CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 1997 through 2001, in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                          2001         2000        1999         1998        1997
                                                          -----        -----       -----        -----       ----
 Balance at beginning of period                         $ 4,032      $ 3,300     $ 2,799      $ 2,467     $ 2,320
 Charge-offs:
         Business and commercial mortgage                    73          171         166            9          95
         Residential mortgage                                50            -          10            -           7
         Personal                                           238          314         792        1,097       1,087
                                                       --------     --------    --------     --------    --------
          Total charge-offs                                 361          485         968        1,106       1,189
                                                       --------     --------    --------     --------    --------
 Recoveries:
         Business and commercial mortgage                    40            4          24           29           8
         Residential mortgage                                 -            -           -            -           -
         Personal                                           138          184         185          161          73
                                                       --------     --------    --------     --------    --------
          Total recoveries                                  178          188         209          190          81
                                                       --------     --------    --------     --------    --------
 Net charge-offs                                            183          297         759          916       1,108
                                                       --------     --------    --------     --------    --------
 Additions charged to operations                            722        1,129       1,260        1,248       1,255
 Adjustment for credit cards sold                             -         (100)          -            -           -
                                                       --------     --------    --------     --------    --------
 Balance at end of period                              $  4,571      $ 4,032     $ 3,300      $ 2,799     $ 2,467
                                                       ========     ========    ========     ========    =======
 Ratio of net charge-offs to average loans                0.05%        0.09%       0.27%        0.35%       0.42%
 Allowance as percent of total loans                      1.21%        1.19%       1.07%        1.04%       0.93%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $722,000 in 2001, compared to $1,129,000 in 2000 and $1,260,000 in 1999. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.17% of the portfolio.

(B)  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                                          2001         2000        1999         1998        1997
                                                          -----        -----       -----        -----       ----
         Business and commercial mortgage               $ 3,060      $ 2,580     $ 1,130      $   864     $   842
         Tax exempt                                           -            -           -            -           -
         Residential mortgage                                20            7          22           36          33
         Personal                                           496          638         646          762         792
         Construction                                         -            -           -            -           -
         Unallocated                                        995          807       1,502        1,137         800
                                                       --------     --------    --------     --------    --------
         Total                                         $  4,571      $ 4,032     $ 3,300      $ 2,799     $ 2,467
                                                       ========     ========    ========     ========    ========

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V    DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-4 and maturities of time deposits is provided in Note 9 on Page A-28 of the Company's Proxy Statement, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2001, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                                                                              Time
                                                                                          Certificates
                                                                                          ------------
         Within three months                                                                $  7,317
         Over three through six months                                                         4,791
         Over six through twelve months                                                        5,128
         Over twelve months                                                                   12,226
                                                                                            --------
         Total                                                                              $ 29,462
                                                                                            ========

VI   RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 and A-3 of the Company's Proxy Statement, and are incorporated herein by reference.

VII  SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-28 of the Company's Proxy Statement, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 2 -     PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. UBT operates a 12,000 square foot operations and training center in Tecumseh, and also operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the Bank operates one office each in the city of Saline and the villages of Dexter and Manchester, Washtenaw County, Michigan, and owns and operates one office in Dundee, Monroe County, Michigan. The bank owns all of the buildings except for the Manchester office, and leases the land for one office in the city of Adrian and for the Dexter office. All offices except Manchester offer drive-up facilities.

United Bank & Trust - Washtenaw operates one banking office in an office park in the City of Ann Arbor. UBTW holds a short-term lease on the facilities for its office, and plans to move to new leased facilities in 2003.

ITEM 3 -     LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any material legal proceedings. They are involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Company. Neither the Company nor it subsidiaries are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4 -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5 -     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK
The following table shows the high and low selling prices of common stock of the Company for each quarter of 2001 and 2000 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter. The Company had 1,133 shareholders as of December 31, 2001. The prices and dividends per share have been adjusted to reflect the 2001 and 2000 stock dividends.


                                         2001                                                2000
                         ---------------------------------------             -------------------------------------
                                Market price           Cash                         Market price         Cash
                         --------------------------- dividends               ------------------------- dividends
               Quarter      High         Low          declared                   High         Low       declared
              ---------  ---------------------------------------             -------------------------------------
               1st        $ 48.57   $  47.62       $   0.286                 $   42.63   $   42.63    $   0.272
               2nd          51.00      48.57           0.300                     47.62       42.63        0.286
               3rd          51.00      51.00           0.300                     47.62       47.62        0.286
               4th          51.00      51.00           0.420                     47.62       47.62        0.400

ITEM 6 -     SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).


 FINANCIAL CONDITION                                      2001         2000        1999         1998        1997
---------------------                                     -----        -----       -----        -----       ----
 ASSETS
 Cash and demand balances in other banks             $   15,980   $   16,822  $   17,469   $   12,348  $   10,406
 Federal funds sold                                      10,800       21,300           -            -           -
 Securities available for sale                           90,243       72,679      81,923       58,468      42,488
 Securities held to maturity                                  -            -           -       36,919      37,164
 Net loans                                              374,153      334,475     304,967      267,450     262,791
 Other assets                                            27,526       23,585      23,162       18,510      17,422
                                                     ----------   ----------  ----------   ----------  ----------
         Total Assets                                $  518,702   $  468,861  $  427,521   $  393,695  $  370,271
                                                     ==========   ==========  ==========   ==========  ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest bearing deposits                        $   61,845   $   52,555  $   46,829   $   42,468  $   31,924
 Interest bearing certificates of deposit of
 $100,000 or more                                        29,462       46,445      32,445       31,108      38,714
 Other interest bearing deposits                        359,991      308,957     281,569      263,691     246,197
                                                     ----------   ----------  ----------   ----------  ----------
 Total deposits                                         451,298      407,957     360,843      337,267     316,835
 Short term borrowings                                    1,019            -      19,300        3,874       4,942
 Other borrowings                                        12,009       12,328       3,624       10,900      10,000
 Other liabilities                                        6,199        3,522       2,790        2,890       3,028
                                                     ----------   ----------  ----------   ----------  ----------
 Total Liabilities                                      470,525      423,807     386,557      354,931     334,805
 Shareholders' Equity                                    48,177       45,054      40,964       38,764      35,466
                                                     ----------   ----------  ----------   ----------  ----------
 Total Liabilities and Shareholders' Equity          $  518,702    $ 468,861   $ 427,521    $ 393,695   $ 370,271
                                                     ==========   ==========  ==========   ==========  ==========


 RESULTS OF OPERATIONS                                    2001         2000        1999         1998        1997
-----------------------                                   -----        -----       -----        -----       ----
 Interest income                                       $ 34,400     $ 33,549    $ 29,408     $ 28,993    $ 27,705
 Interest expense                                        14,919       15,900      12,254       13,032      12,893
                                                       --------     --------    --------     --------    --------
   Net Interest Income                                   19,481       17,649      17,154       15,961      14,812
 Provision for loan losses                                  722        1,129       1,260        1,248       1,255
 Noninterest income                                       8,641        7,396       6,142        5,400       4,124
 Noninterest expense                                     20,537       16,096      15,102       13,208      10,852
                                                       --------     --------    --------     --------    --------
   Income before Federal income tax                       6,863        7,820       6,934        6,905       6,829
 Federal income tax                                       1,857        2,194       1,819        1,803       1,816
                                                       --------     --------    --------     --------    --------
   Net Income                                          $  5,006     $  5,626    $  5,115     $  5,102    $  5,013
                                                       ========     ========    ========     ========    ========

 Basic and diluted earnings per share (1) (2)          $   2.48     $   2.79    $   2.55     $   2.54    $   2.51
 Cash dividends declared per share (2)                     1.31         1.24        1.13         1.03        0.91


     (1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
     (2) Adjusted to reflect the stock dividends paid in 2001, 2000, 1999, 1998 and 1997.


ITEM 7 -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The information required by this section is contained on pages A-2 through A-15 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 7A -    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this section is contained on pages A-11 through A-14 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 8 -     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is contained on pages A-17 through A-37 of the Company's Proxy Statement, and is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is inapplicable, and therefore has been omitted.

                                    PART III

Some information called for by the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, and is incorporated herein by reference, as follows:

                                                                                             Pages in Proxy
                                                                                                Statement
                                                                                                ---------
ITEM 10 -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                   3-6

ITEM 11 -    EXECUTIVE COMPENSATION                                                               6-9

ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                                      10-12

ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing on page 12 and in Note 14 on Page A-30 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002, is incorporated herein by reference in response to this item.

                                     PART IV

ITEM 14 -    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:
     1. The following financial statements of the Company and its subsidiary, included in the Company's Proxy Statement are incorporated herein by reference:

                                                                                                     Pages in Proxy
                                                                                                       Statement
                                                                                                       --------
                     Consolidated Balance Sheets - December 31, 2001 and 2000                             A-18

                     Consolidated Statements of Income -
                     Years Ended December 31, 2001, 2000 and 1999                                         A-19

                     Consolidated Statements of Cash Flows -
                     Years Ended December 31, 2001, 2000 and 1999                                         A-20

                     Consolidated Statements of Changes in Shareholders' Equity -
                     Years Ended December 31, 2001, 2000 and 1999                                         A-21

                     Notes to Consolidated Financial Statements                                         A-22-A-37

                     Report of Independent Auditors, Crowe, Chizek and Company LLP,
                     Dated January 16, 2002                                                               A-17


     2.      Financial statement schedules are not applicable.

(b) No reports on Form 8-K were filed during the quarter ending December 31, 2001.

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

         11 The information required by this section is incorporated by reference in Note 1 on Page A-24 and Note 19 on Page A-35 of the Company's Proxy Statement.

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 included in the Company's Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

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


     United Bancorp, Inc.


     /S/ David S. Hickman
    --------------------------------------------                                     March 13, 2002
       David S. Hickman, Chairman and                                                --------------
       Chief Executive Officer, Director                                                  Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2002.


 /S/ Joseph D. Butcko                                                         /S/ Robert K. Chapman
----------------------------------------------------                         ----------------------------------------------------
 Joseph D. Butcko, Director                                                   Robert K. Chapman, Vice Chairman,
                                                                              Director

 /S/ George H. Cress
----------------------------------------------------
 George H. Cress, Director                                                    /S/ John J. Wanke
                                                                             ----------------------------------------------------
                                                                              John J. Wanke, President and Chief
                                                                              Operating Officer, Director
 /S/ John H. Foss
----------------------------------------------------
 John H. Foss, Director
                                                                              /S/ Dale L. Chadderdon
                                                                             ----------------------------------------------------
                                                                              Dale L. Chadderdon, Senior Vice
 /S/ Patricia M. Garcia                                                       President, Secretary and Treasurer
----------------------------------------------------
 Patricia M. Garcia, Director


 /S/ James C. Lawson
----------------------------------------------------
 James C. Lawson, Director


 /S/ Chris L. McKenney
----------------------------------------------------
 Chris L. McKenney, Director


 /S/ David E. Maxwell
----------------------------------------------------
 David E. Maxwell, Director


                                  EXHIBIT INDEX

 EXHIBIT NO.                                             DESCRIPTION                                                   PAGE NO.
-------------                                           ------------                                                  --------
 Exhibit 21                          Subsidiaries                                                                          17
 Exhibit 23(a)                       Consent of Independent Auditors                                                       18