Form 10-Q
period 2002-03-31
UNITED BANCORP INC /MI/
filed 2002-05-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                  Yes          [X]               No            [ ]

As of May 2, 2002, there were outstanding 2,009,242 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE



ITEM NO.                               DESCRIPTION                                PAGE NO.
---------------------------------------------------------------------------------------------
                            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Condensed)                                                   3
        (a)       Consolidated Balance Sheets                                              3
        (b)       Consolidated Statements of Income                                        4
        (c)       Consolidated Statements of Changes in Shareholders' Equity               5
        (d)       Consolidated Statements of Cash Flows                                    6
        (e)       Notes to Consolidated Financial Statements                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                             10
        Financial Condition                                                               10
        Liquidity and Capital Resources                                                   13
        Results of Operations                                                             13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                        16


                            PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 17
Item 2. Changes in Securities and Use of Proceeds                                         17
Item 3. Defaults Upon Senior Securities                                                   17
Item 4. Submission of Matters to a Vote of Security Holders                               18
Item 5. Other Information                                                                 18
Item 6. Exhibits and Reports on Form 8-K                                                  18

Signatures                                                                                18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A)  CONSOLIDATED BALANCE SHEETS
In thousands of dollars

                                                                    (unaudited)               (unaudited)
                                                                     March 31,    December 31,  March 31,
                                                                       2002          2001         2001
                                                                     ---------     ---------  ----------
ASSETS
Cash and demand balances in other banks                              $  19,593     $  15,980  $  20,866
Federal funds sold                                                       4,000        10,800     22,400
                                                                     ---------     ---------  ----------
Total cash and cash equivalents                                         23,593        26,780     43,266

Securities available for sale                                          102,654        90,243     80,313

Loans held for sale                                                      3,570         6,686      2,001
Portfolio loans                                                        388,041       372,038    344,052
                                                                     ---------     ---------  ----------
Total loans                                                            391,611       378,724    346,053
Less allowance for loan losses                                           4,684         4,571      4,199
                                                                     ---------     ---------  ----------
Net loans                                                              386,927       374,153    341,854

Premises and equipment, net                                             15,190        15,311     14,599
Accrued interest receivable and other assets                            11,854        12,215      9,933
                                                                     ---------     ---------  ----------
TOTAL ASSETS                                                         $ 540,218     $ 518,702  $ 489,965
                                                                     =========     =========  ==========

LIABILITIES
Deposits
     Noninterest bearing                                             $  63,956     $  61,845  $  54,488
     Interest bearing certificates of deposit of $100,000 or more       30,050        29,462     41,963
     Other interest bearing deposits                                   373,129       359,991    331,217
                                                                     ---------     ---------  ----------
Total deposits                                                         467,135       451,298    427,668

Federal funds purchased and other short term borrowings                    521         1,019          -
Other borrowings                                                        18,009        12,009     12,328
Accrued interest payable and other liabilities                           5,617         6,199      3,852
                                                                     ---------     ---------  ----------
TOTAL LIABILITIES                                                      491,282       470,525    443,848

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
     5,000,000 shares authorized; 2,009,242, 2,009,242 and
     1,911,491 shares issued and outstanding                            33,617        33,579     28,433
Stock dividend payable                                                   5,124             -      4,874
Retained earnings                                                        9,733        13,843     12,160
Accumulated other comprehensive income, net of tax                         462           755        650
                                                                     ---------     ---------  ----------
TOTAL SHAREHOLDERS' EQUITY                                              48,936        48,177     46,117
                                                                     ---------     ---------  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 540,218     $ 518,702  $ 489,965
                                                                     =========     =========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

(B)  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                           Three Months Ended
In thousands of dollars, except per share data                                 March 31,
                                                                        -----------------------
                                                                            2002        2001
                                                                        -----------  ----------
INTEREST INCOME
Interest and fees on loans
     Taxable                                                            $   6,926    $    7,296
     Tax exempt                                                                24            25
Interest on securities
     Taxable                                                                  702           626
     Tax exempt                                                               395           398
Interest on federal funds sold                                                 68           372
                                                                        -----------  ----------
Total interest income                                                       8,115         8,717

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                       373           662
Interest on other deposits                                                  2,033         3,466
Interest on short term borrowings                                               4             -
Interest on other borrowings                                                  262           210
                                                                        -----------  ----------
Total interest expense                                                      2,672         4,338
                                                                        -----------  ----------
NET INTEREST INCOME                                                         5,443         4,379
Provision for loan losses                                                     192           169
                                                                        -----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         5,251         4,210

NONINTEREST INCOME
Service charges on deposit accounts                                           558           555
Trust & Investment fee income                                                 735           716
Loan sales and servicing                                                      372           211
Sales of nondeposit investment products                                       226           184
Other income                                                                  398           341
                                                                        -----------  ----------
Total noninterest income                                                    2,289         2,007

NONINTEREST EXPENSE
Salaries and employee benefits                                              3,071         2,397
Occupancy and equipment expense, net                                          944           801
Other expense                                                               1,272         1,315
                                                                        -----------  ----------
Total noninterest expense                                                   5,287         4,513
                                                                        -----------  ----------
INCOME BEFORE FEDERAL INCOME TAX                                            2,253         1,704
Federal income tax                                                            630           466
                                                                        -----------  ----------
NET INCOME                                                              $   1,623    $    1,238
                                                                        ===========  ==========

Basic earnings per share                                                $    0.76    $     0.58
Diluted earnings per share                                                   0.76          0.58
Cash dividends declared per share of common stock                            0.29          0.27


The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars


                                                                        Three Months Ended
                                                                             March 31,
                                                                       ----------------------
TOTAL SHAREHOLDERS' EQUITY                                                2002        2001
                                                                       ----------  ---------
Balance at beginning of period                                         $   48,177  $  45,054

Net Income                                                                  1,623      1,238
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
       on securities available for sale, net                                 (293)       369
                                                                       ----------  ---------
Total comprehensive income                                                  1,330      1,607

Cash dividends declared                                                      (603)      (573)
Common stock transactions                                                      32         29
                                                                       ----------  ---------
Balance at end of period                                                $  48,936  $  46,117
                                                                       ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

(D)  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands of dollars                                                    Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                             2002       2001
                                                                          ---------   --------
Cash Flows from Operating Activities
Net income                                                              $   1,623   $  1,238

Adjustments to Reconcile Net Income to Net Cash from Operating
Activities
Depreciation and amortization                                                 753        547
Provision for loan losses                                                     192        169
Change in loans held for sale                                               3,116       (845)
Change in accrued interest receivable and other assets                        441        (70)
Change in accrued interest payable and other liabilities                     (342)       560
                                                                        ---------   --------
Total adjustments                                                           4,160        361
                                                                        ---------   --------
Net cash from operating activities                                          5,783      1,599

Cash Flows from Investing Activities
Securities available for sale
     Purchases                                                            (22,802)   (18,821)
     Maturities and calls                                                   8,130     10,292
     Principal payments                                                     1,630      1,421
Net change in portfolio loans                                             (16,082)    (6,703)
Premises and equipment expenditures, net                                     (374)    (1,581)
                                                                        ---------   --------
Net cash from investing activities                                        (29,498)   (15,392)

Cash Flows from Financing Activities
Net change in deposits                                                     15,837     19,711
Net change in short term borrowings                                          (498)         -
Proceeds from other borrowings                                              8,000          -
Principal payments on other borrowings                                     (2,000)         -
Proceeds from common stock transactions                                        32         29
Dividends paid                                                               (843)      (803)
                                                                        ---------   --------
Net cash from financing activities                                         20,528     18,937
                                                                        ---------   --------
Net change in cash and cash equivalents                                    (3,187)     5,144

Cash and cash equivalents at beginning of year                             26,780     38,122
                                                                        ---------   --------
Cash and cash equivalents at end of period                              $  23,593   $ 43,266
                                                                        =========   ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                           $   2,789   $  4,246
Income tax paid                                                                 -          -


The accompanying notes are an integral part of these consolidated financial statements.

(E)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $173,672,000 and $137,901,000 at the end of March 2002 and 2001. The balance of loans serviced for others related to servicing rights that have been capitalized was $162,437,000 and $118,070,000 at March 31, 2002 and 2001.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2002 and 2001 follows:


                                                                2002        2001
                                                             ---------    --------
     Balance at January 1                                     $ 1,100      $ 780
     Amount capitalized year to date                              154        127
     Amount amortized year to date                                (81)       (66)
                                                              -------      -----
     Balance at period end                                    $ 1,173      $ 841
                                                              =======      =====


No valuation allowance was considered necessary for mortgage servicing rights at period end 2002 and 2001.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2002 and 2001, the Company declared 5% stock dividends payable in May 2002 and 2001. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. A reconciliation of basic and diluted earnings per share follows:

                                                                        Three Months Ended
In thousands of dollars, except per share data                               March 31,
                                                                       ----------------------
                                                                           2002       2001
                                                                       ----------  ----------
     Net income                                                        $    1,623  $    1,238
                                                                       ==========  ==========
     Basic earnings:
        Weighted average common shares outstanding                      2,109,704   2,107,522
        Weighted average contingently issuable shares                      14,360      10,687
                                                                       ----------  ----------
          Total weighted average shares outstanding                     2,124,064   2,118,209
                                                                       ==========  ==========
        Basic earnings per share                                       $     0.76  $     0.58
                                                                       ==========  ==========


                                                                        Three Months Ended
                                                                             March 31,
                                                                       ----------------------
                                                                          2002       2001
                                                                       ---------- ----------
     Diluted earnings:
        Weighted average common shares outstanding
          from basic earnings per share                                 2,124,064  2,118,209
        Dilutive effect of stock options                                    4,037      1,934
                                                                       ---------- ----------
          Total weighted average shares outstanding                     2,128,101  2,120,143
                                                                       ========== ==========
        Diluted earnings per share                                     $     0.76 $     0.58
                                                                       ========== ==========


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

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 126,181 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:


                                                  Options              Weighted Average
                                                Outstanding             Exercise Price
                                                -----------             --------------
     Balance at January 1, 2002                    64,623                $  43.42
     Options granted                               16,485                   48.57
     Options exercised                                  -                       -
     Options forfeited                                  -                       -
                                                  -------
     Balance at March 31, 2002                     81,108                 $ 44.47
                                                  =======


Options granted under the plan during the current year were 16,485 on January 9, 2002. The weighted fair value of the options granted was $4.68. For stock options outstanding at March 31, 2002, the range of average exercise prices was $41.46 to $48.57 and the weighted average remaining contractual term was 8.7 years. At March 31, 2002, 29,979 options were exercisable at the weighted average exercise price of $43.34.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended March 31, 2002 and 2001.


                                                                        Three Months Ended
In thousands of dollars, except per share data                               March 31,
                                                                       ---------------------
                                                                          2002        2001
                                                                       ----------   --------
     Net income                                                         $   1,623    $ 1,238
     Pro forma net income                                                   1,600      1,219

     Basic earnings per share as reported                               $    0.76    $  0.58
     Pro forma basic earnings per share                                      0.75       0.58

     Diluted earnings per share as reported                             $    0.76    $  0.58
     Pro forma diluted earnings per share                                    0.75       0.57

NOTE 5 - IMPACT OF NEW ACCOUNTING STANDARDS
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior or future business combinations. Upon adoption of this statement, goodwill arising from business combinations is no longer amortized, but will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Current interpretation by the Financial Accounting Standards Board "FASB" requires that other intangible assets, such as core deposit intangibles and unidentified intangibles resulting from branch acquisitions, will continue to be amortized over their useful lives. However, the FASB is reconsidering their interpretation and it is possible that amortization of unidentifiable intangibles resulting from branch acquisitions may be discontinued.

Intangible assets in thousands of dollars are as follows:

                                                    March 31, 2002         December 31, 2001
                                                 ----------------------  -----------------------
                                                   Gross   Accumulated    Gross     Accumulated
                                                  Amount   Amortization   Amount    Amortization
                                                --------- -------------  --------   ------------
Amortizable intangible assets
     Core deposit intangibles                     $   198  $       187   $    198   $       183
     Unidentified intangibles resulting from
         branch acquisitions                        4,043        1,081      4,043         1,014
                                                  -------  -----------   --------   -----------
                                                  $ 4,241  $     1,268   $  4,241   $     1,197

Unamortizable intangible assets
     Goodwill                                     $   969  $       529   $    969   $       529


Adoption of the new accounting standard did not have a material effect on the Company's consolidated financial position or results of operations as management's assessment indicated, no impairment of the $440,000 of unamortized goodwill at January 1, 2002 and March 31, 2002 and no loss was recognized for the period ended March 31, 2002. The annual goodwill amortization expense for years prior to 2002 of $65,000 is considered to be immaterial and, therefore, no pro forma disclosures are provided to reflect the impact of the new accounting method on the prior period financial statements.

Amortization expense for the three months ended March 31, 2002 and 2001 was $71,000 and $101,000. Estimated annual amortization expense, in thousands of dollars, for the next five years is:

                   2002                           $ 284
                   2003                             270
                   2004                             270
                   2005                             270
                   2006                             268


In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires a liability to be recognized for the fair value of obligations associated with the retirement of tangible, long-lived assets. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard did not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three month periods ending March 31, 2002 and 2001.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to increase during the first quarter of 2002, as investment securities replaced a portion of the Company's short term funds sold. This growth in the portfolio was primarily in short term investments, which caused the mix of the securities portfolio to shift somewhat. During the quarter, short-term agency and corporate bonds replaced maturing municipal obligations. The following chart shows the percentage mix of the securities portfolio.


                                                                                3/31/2002     12/31/2001    3/31/2001
                                                                                ---------     ----------    ---------
     U.S. Treasury and agency securities                                            28.7%          18.5%        13.2%
     Mortgage backed agency securities                                              15.0%          18.9%        28.7%
     Obligations of states and political subdivisions                               37.4%          46.1%        47.9%
     Corporate, asset backed, and other securities                                  18.9%          16.5%        10.2%
                                                                                --------     ----------    ---------
        Total Securities                                                           100.0%         100.0%       100.0%
                                                                                ========     ==========    =========


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

LOANS
Annualized loan growth during the first quarter of 2002 was 13.6%, reflecting continued strength in the market. Substantially all of this growth was in business loans, commercial and residential mortgages, while construction loans and personal loans declined somewhat during the same period.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with slight declines in residential mortgage loans and personal loans. The loan mix also reflects growth at United Bank & Trust - Washtenaw ("UBTW"), which opened in April of 2001. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.



                                 March 31, 2002      December 31, 2001      March 31, 2001
                             --------------------  -------------------    ------------------
Total loans:                   Balance % of total  Balance  % of total    Balance % of total
                             --------- ----------  -------  ----------    ------- ----------
     Personal                $  62,335     15.9%  $  62,792      16.6%  $  59,854      17.3%
     Business loans and
        commercial mortgages   180,932     46.2%    163,329      43.1%    123,013      35.5%
     Tax exempt                  1,818      0.5%      1,878       0.5%      1,936       0.6%
     Residential mortgage      118,118     30.2%    117,553      31.0%    125,863      36.4%
     Construction               28,408      7.2%     33,172       8.8%     35,387      10.2%
                             --------- ---------  --------- ----------  --------- ----------
        Total loans          $ 391,611    100.0%  $ 378,724    100.00%  $ 346,053     100.0%
                             ========= =========  ========= ==========  ========= ==========


The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Demand for loans continues to be strong in all loan portfolios, and entry into the Ann Arbor and Dexter markets during 2001 continues to generate additional loan volume.

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


                                                                                3/31/2002    12/31/2001     3/31/2001
                                                                                ---------    ----------     ---------
     Nonaccrual loans                                                           $   1,081    $    1,084     $   1,007
     Loans past due 90 days or more                                                   691         1,104           279
     Troubled debt restructurings                                                     130           130           132
                                                                                ---------    ----------     ---------
        Total nonperforming loans                                                   1,902         2,318         1,418
     Other real estate                                                                179           179           425
                                                                                ---------    ----------     ---------
        Total nonperforming assets                                              $   2,081    $    2,497     $   1,843
                                                                                =========    ==========     =========
     Percent of nonperforming loans to total loans                                   0.49%         0.61%         0.41%
     Percent of nonperforming assets to total assets                                 0.39%         0.48%         0.38%



Nonperforming assets remain low, as credit quality remains quite strong for the organization. Balances in nonaccrual loans are virtually flat compared to the levels achieved at the end of 2001 and are up slightly from March 31, 2001. Delinquencies are down from year end 2001, but are above levels achieved at the end of the first quarter of 2001. Overall, the Company's ratios of nonperforming loans have improved since December of 2001 and continue to compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the current portfolio. Net charge-offs for the period have remained lower than the provision added to the allowance for loan losses, resulting in an increase in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2002 and 2001 follows:


                                                              2002        2001
                                                              ----        ----
     Balance at January 1:                                     $ 4,571    $ 4,032
     Loans charged off                                            (108)       (49)
     Recoveries credited to allowance                               29         47
     Provision charged to operations                               192        169
                                                              --------   --------
     Balance at March 31                                       $ 4,684    $ 4,199
                                                              ========   ========


The Company has slightly increased its provision for loan losses over the same period in 2001 as a result of continued loan growth. Loan quality remains strong, as evidenced by the low level of nonperforming loans. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2002 and 2001, and December 31, 2001.


                                                 3/31/2002   12/31/2001  3/31/2001
                                                 ---------   ----------  ---------
     Business and commercial mortgage             $  3,983    $  3,060   $  2,831
     Tax exempt                                          -           -          -
     Residential mortgage                               21          20          7
     Personal                                          498         496        430
     Construction                                        -           -          -
     Unallocated                                       182         995        931
                                                 ---------   ---------   --------
     Total                                        $  4,684    $  4,571   $  4,199
                                                 =========   =========   ========


One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 37.4% of the portfolio at March 31, 2002, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

Personal loan balances have declined slightly for the quarter. The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Company uses an independent loan review firm to assess the continued quality of its business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within Lenawee, Monroe and Washtenaw Counties.

DEPOSITS
The Company has continued to achieve strong deposit growth in all categories of deposits. Growth within the Ann Arbor market continues to influence the deposit mix, and total deposits are up 14.0% for the quarter, annualized. This continued growth and expansion is a result, in part, of a desire of consumers to return to the relative safety of bank deposit products. Management anticipates that deposit growth during 2002 will continue to be steady, with continued contribution from Ann Arbor and other local markets.

As in the past, the majority of the Banks' deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Company's deposit portfolio, these balances represent core deposits of local clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas, including those new markets that the Company has entered in recent periods. The chart below shows the percentage makeup of the deposit portfolio as of

March 31, 2002 and 2001.



                                                                 2002       2001
                                                                 ----       ----
     Noninterest bearing deposits                                13.7%      12.7%
     Interest bearing certificates of $100,000 or more            6.4%       9.8%
     Other interest bearing deposits                             79.9%      77.5%
                                                                ------     ------
        Total deposits                                          100.0%     100.0%
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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 2002 and 2001, and December 31, 2001. Dollars are shown in thousands.


                                                   Regulatory Guidelines            United Bancorp, Inc.
                                                 ------------------------      ----------------------------------
                                                  Adequate        Well          3/31/2002   12/31/2001  3/31/2001
                                                 ----------     ---------      ----------- ------------ ---------
     Tier 1 capital to average assets                4%            5%                 8.5%         9.0%       8.8%
     Tier 1 capital to risk weighted assets          4%            6%                11.9%        11.9%      13.0%
     Total capital to risk weighted assets           8%           10%                13.1%        13.1%      14.3%

     Total shareholders' equity                                                  $ 48,936     $ 48,177   $ 46,117
     Intangible assets                                                             (3,413)      (3,484)    (3,786)
     Unrealized (gain) loss on securities available for sale                         (462)        (755)      (650)
                                                                                 --------     --------   --------
        Tier 1 capital                                                             45,061       43,938     41,681
     Allowable loan loss reserves                                                   4,670        4,537      4,007
                                                                                 --------     --------   --------
        Tier 2 capital                                                           $ 49,731     $ 48,475   $ 45,688
                                                                                 ========     ========   ========



                              RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2002 was significantly improved from that of the first and fourth quarters of 2001. Net income contributed by UBT continues to increase, while losses at UBTW are declining.

NET INTEREST INCOME
Net interest income increased by 24.7% from the first quarter of 2001, but remains flat compared to the fourth quarter of the year. During the first quarter of 2002, yields on earning assets and the cost of funds continued to decline as a result of the unprecedented decline in market interest rates initiated by the Federal Reserve during 2001. The net result was an improvement in the Company's spread and net interest margin during the quarter. This improvement slowed from fourth quarter 2001 levels, but has contributed significantly to net income of the Company, in part as a result of the Company's interest sensitivity position. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2002 and 2001.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES


                                                                              Quarter ended March 31,
                                                ----------------------------------------------------------------------------
dollars in thousands                                            2002                                    2001
--------------------                            ----------------------------------------------------------------------------
                                                  Average     Interest      Yield/        Average      Interest     Yield/
ASSETS                                            Balance       (b)        Rate (c)       Balance        (b)       Rate (c)
                                                 ----------   ---------     --------      -------      --------    --------
Interest earning assets (a)
Federal funds sold                              $   17,085   $     68          1.59%    $   26,657     $    372       5.58%
Taxable securities                                  60,434        702          4.65%        40,768          626       6.15%
Tax exempt securities (b)                           36,724        591          6.44%        30,922          570       7.38%
Taxable loans                                      381,394      6,926          7.26%       341,196        7,296       8.55%
Tax exempt loans (b)                                 1,873         36          7.60%         1,970           36       7.32%
                                                ----------   --------                   ----------     --------
     Total int. earning assets (b)                 497,510      8,323          6.69%       441,513        8,900       8.06%
Less allowance for loan losses                      (4,620)                                 (4,105)
Other assets                                        44,013                                  39,704
                                                ----------                              ----------
TOTAL ASSETS                                    $  536,903                              $  477,112
                                                ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                    $   85,762        198          0.92%    $   67,047          438       2.61%
Savings deposits                                   135,755        503          1.48%        61,279          382       2.49%
CDs $100,000 and over                               30,312        373          4.93%        44,755          662       5.92%
Other interest bearing deposits                    153,162      1,332          3.48%       190,550        2,646       5.55%
                                                ----------   --------                   ----------     --------
     Total int. bearing deposits                   404,991      2,406          2.38%       363,631        4,128       4.54%
Short term borrowings                                  965          4          1.51%             -            -          -%
Other borrowings                                    17,169        262          6.11%        12,328          210       6.82%
                                                ----------   --------                   ----------     --------
     Total int. bearing liabilities                423,125      2,672          2.53%       375,959        4,338       4.62%
                                                             --------                                  --------
Noninterest bearing deposits                        59,110                                  50,370
Other liabilities                                    5,758                                   5,038
Shareholders' equity                                48,910                                  45,745
                                                ----------                              ----------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                       $  536,903                              $  477,112
                                                ==========                              ==========
Net interest income (b)                                      $  5,651                                   $ 4,563
                                                             ========                                   =======
Net spread (b)                                                                 4.17%                                  3.45%
                                                                               =====                                  =====
Net yield on interest earning assets (b)                                       4.54%                                  4.13%
                                                                               =====                                  =====
Ratio of interest earning assets to
     interest bearing liabilities                     1.18                                    1.17
                                                     =====                                    ====



(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

As noted from the data in the following table, interest income and interest expense declined during the first three months of 2002 as a result of changes in rates. At the same time, net interest income improved as a result of changes in volume compared to the same period of 2001. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2002 and 2001 on a taxable equivalent basis, in thousands of dollars.



                                                           2002 Compared to 2001                     2001 Compared to 2000
                                                  ----------------------------------------  -------------------------------------
                                                      Increase (Decrease) Due To: (a)            Increase (Decrease) Due To: (a)
                                                  ------------------------------------       ------------------------------------
                                                    Volume       Rate            Net          Volume         Rate         Net
                                                  ----------   --------        -------       -------       -------    -----------
Interest earned on:
Federal funds sold                                 $   (102)  $   (202)       $  (304)       $  372        $     -     $  372
Taxable securities                                      253       (177)            76          (116)             3       (113)
Tax exempt securities                                    99        (79)            20           (41)            (2)       (43)
Taxable loans                                           803     (1,173)          (370)          622            (56)       566
Tax exempt loans                                         (2)         2              -            (1)            (1)        (2)
                                                   --------   ---------       --------       ------         ------     ------
     Total interest income                         $  1,051   $ (1,629)       $  (578)       $  836         $  (56)    $  780
                                                   ========   =========       ========       ======         ======     ======

Interest paid on:
NOW accounts                                       $     99   $   (339)       $  (240)       $   60         $   58     $  118
Savings deposits                                        323       (202)           121           (64)            28        (36)
CDs $100,000 and over                                  (190)       (98)          (288)          170             33        203
Other interest bearing deposits                        (452)      (862)        (1,314)          494            147        641
Short term borrowings                                     4          -              4          (283)             -       (283)
Other borrowings                                         76        (24)            52           118              4        122
                                                   --------   ---------       --------       ------         ------     ------
     Total interest expense                        $   (140)  $ (1,525)       $(1,665)       $  495         $  270     $  765
                                                   ========   =========       ========       ======         ======     ======
Net change in net interest
     income                                        $  1,191   $   (104)       $  1,087       $  341         $ (326)    $   15
                                                   ========   =========       ========       ======         ======     ======



(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income was down slightly from the record levels achieved in the fourth quarter of 2001. However, in comparison with the first quarter of 2001, noninterest income is up 14.1%. While service charges on deposit accounts are relatively flat, all other categories of noninterest income are improved from the same period last year. The largest percentage gains achieved is income from loan sales and servicing.

Service charges on deposit accounts are up 0.5% over the first quarter of 2001, and are down 10.6% from the fourth quarter of 2001. Fourth quarter service charges are typically higher as a result of NSF/OD fees collected at that time of year. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. This growth is enhanced by further growth in the Washtenaw market. Income in this category is up 2.7% from the fourth quarter of 2001, and up 15.9% from the first quarter of last year.

Income from loan sales and servicing continues to be strong, as a result of an increased amount of residential mortgages sold in the secondary market. However, mortgage loan refinancing has slowed somewhat from the record levels experienced in 2001. For the first quarter of 2002, income in this category is up 76.3% from the same period of 2001, but is down nearly $100,000 from the fourth quarter of 2002. It is anticipated that income from the sale of residential loans will contribute a smaller portion of income as the volume of loans sold tapers off. However, the Company maintains a servicing portfolio of loans sold, which will provide ongoing future income.

NONINTEREST EXPENSES
Noninterest expenses are also up from the first quarter of 2001, but are below fourth quarter 2001 levels. In comparison to the same period of 2001, a substantial portion of the increase reflects the growth and expansion of the Company, including staffing for UBTW which opened in April of 2001, and the Dexter office of UBT, which opened in May of 2001. These increases are noted in compensation expense, as well as occupancy and equipment expense. Total noninterest expense, excluding provision for loan losses, for the three months ended March 31, 2002 was 17.2% above the same period for 2001, but was below the fourth quarter of 2001 by 7.0%.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company as the effective tax rate was 28% for the first quarter of 2002 and 27% for the first quarter of 2001.

NET INCOME
First quarter consolidated net income is up 31.1% from the same periods of 2001, and up 15.7% over the fourth quarter of 2001. This reflects improvements in earnings at both banks, and Management anticipates that net income will remain strong for the remainder of the year, as a result of future earnings contributions by UBTW as well as strong earnings growth at UBT.

FORWARD-LOOKING STATEMENTS
Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

IMPACT OF NEW ACCOUNTING STANDARDS

Adoption of new accounting standards did not have a material effect on the Company's consolidated financial position or results of operations. Additional information is contained in Note 5 of the Consolidated Financial Statements.


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

Based on the results of the simulation model as of March 31, 2002, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position remained substantially unchanged from the previous quarter.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company's banking subsidiaries are involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Banks. Neither the Banks nor the Company are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended March 31, 2002.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2002.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5- OTHER INFORMATION

     None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     None

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
May 14, 2002


/S/ Dale L. Chadderdon
----------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer