Form 10-Q
period 2002-06-30
UNITED BANCORP INC /MI/
filed 2002-08-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                      Yes    [X]        No   [ ]

As of August 5, 2002, there were outstanding 2,111,060 shares of the registrant's common stock, no par value.

                             CROSS REFERENCE TABLE

ITEM NO.                                     DESCRIPTION                                        PAGE NO.
--------------------------------------------------------------------------------------------------------

                                PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Condensed)                                                             3
        (a) Consolidated Balance Sheets                                                              3
        (b) Consolidated Statements of Income                                                        4
        (c) Consolidated Statements of Changes in Shareholders' Equity                               5
        (d) Consolidated Statements of Cash Flows                                                    6
        (e) Notes to Consolidated Financial Statements                                               7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       9
        Financial Condition                                                                          9
        Liquidity and Capital Resources                                                              12
        Results of Operations                                                                        12

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                   16


                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                            17
Item 2. Changes in Securities and Use of Proceeds                                                    17
Item 3. Defaults Upon Senior Securities                                                              17
Item 4. Submission of Matters to a Vote of Security Holders                                          18
Item 5. Other Information                                                                            18
Item 6. Exhibits and Reports on Form 8-K                                                             18

Certification of Financial Results                                                                   19
Signatures                                                                                           19

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1- FINANCIAL STATEMENTS (Condensed)
(A) CONSOLIDATED BALANCE SHEETS

In thousands of dollars                                                            (unaudited)                           (unaudited)
                                                                                     June 30,          December 31,        June 30,
                                                                                       2002                2001              2001
                                                                                   -----------        ------------       -----------
ASSETS
Cash and demand balances in other banks                                               $ 14,267           $ 15,980           $ 15,202
Federal funds sold                                                                         600             10,800              9,700
                                                                                   -----------        ------------       -----------
Total cash and cash equivalents                                                         14,867             26,780             24,902

Securities available for sale                                                          100,967             90,243             81,879

Loans held for sale                                                                      1,472              6,686              3,226
Portfolio loans                                                                        413,985            372,038            356,919
                                                                                   -----------        ------------       -----------
Total loans                                                                            415,457            378,724            360,145
Less allowance for loan losses                                                           4,848              4,571              4,412
                                                                                   -----------        ------------       -----------
Net loans                                                                              410,609            374,153            355,733

Premises and equipment, net                                                             14,770             15,311             15,267
Accrued interest receivable and other assets                                            12,232             12,215             10,031
                                                                                   -----------        ------------       -----------
TOTAL ASSETS                                                                          $553,445           $518,702           $487,812
                                                                                   ===========        ============       ===========
LIABILITIES
Deposits
     Noninterest bearing                                                              $ 63,969           $ 61,845           $ 54,899
     Interest bearing certificates of deposit of $100,000 or more                       30,122             29,462             28,180
     Other interest bearing deposits                                                   368,637            359,991            341,636
                                                                                   -----------        ------------       -----------
Total deposits                                                                         462,728            451,298            424,715

Federal funds purchased and other short term borrowings                                    523              1,019              1,005
Other borrowings                                                                        34,067             12,009             12,009
Accrued interest payable and other liabilities                                           5,402              6,199              3,318
                                                                                   -----------        ------------       -----------
TOTAL LIABILITIES                                                                      502,720            470,525            441,047

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
     5,000,000 shares authorized; 2,110,964, 2,009,242 and
     2,007,056 shares issued and outstanding                                            38,848             33,579             33,367
Retained earnings                                                                       10,765             13,843             12,708
Accumulated other comprehensive income, net of tax                                       1,112                755                690
                                                                                   -------------      ------------       -----------
TOTAL SHAREHOLDERS' EQUITY                                                              50,725             48,177             46,765
                                                                                   -------------      ------------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $553,445           $518,702           $487,812
                                                                                   =============      ============       ===========

The accompanying notes are an integral part of these consolidated financial statements.

(B) CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months Ended               Six Months Ended
In thousands of dollars, except per share data                                       June 30,                        June 30,
                                                                             -----------------------         -----------------------
                                                                               2002            2001            2002            2001
                                                                             -------         -------         -------         -------
INTEREST INCOME
Interest and fees on loans
     Taxable                                                                 $ 7,251         $ 7,387         $14,177         $14,683
     Tax exempt                                                                   21              24              45              49
Interest on securities
     Taxable                                                                     742             658           1,445           1,284
     Tax exempt                                                                  358             418             753             816
Interest on federal funds sold                                                    35             198             102             570
                                                                             -------         -------         -------         -------
Total interest income                                                          8,407           8,685          16,522          17,402

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                          350             461             723           1,123
Interest on other deposits                                                     1,930           3,310           3,962           6,776
Interest on short term borrowings                                                  2               5               5               5
Interest on other borrowings                                                     426             212             689             422
                                                                             -------         -------         -------         -------
Total interest expense                                                         2,708           3,988           5,379           8,326
                                                                             -------         -------         -------         -------
NET INTEREST INCOME                                                            5,699           4,697          11,143           9,076
Provision for loan losses                                                        217             237             409             406
                                                                             -------         -------         -------         -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            5,482           4,460          10,734           8,670

NONINTEREST INCOME
Service charges on deposit accounts                                              623             599           1,181           1,154
Trust & Investment fee income                                                    747             665           1,482           1,381
Gains on securities transactions                                                   9              --               9              --
Loan sales and servicing                                                         235             285             606             496
Sales of nondeposit investment products                                          212             202             438             386
Other income                                                                     425             384             823             724
                                                                             -------         -------         -------         -------
Total noninterest income                                                       2,251           2,135           4,539           4,141

NONINTEREST EXPENSE
Salaries and employee benefits                                                 3,003           2,767           6,074           5,164
Occupancy and equipment expense, net                                             927             890           1,871           1,691
Other expense                                                                  1,401           1,332           2,673           2,647
                                                                             -------         -------         -------         -------
Total noninterest expense                                                      5,331           4,989          10,618           9,502
                                                                             -------         -------         -------         -------
INCOME BEFORE FEDERAL INCOME TAX                                               2,402           1,606           4,655           3,309
Federal income tax                                                               696             425           1,326             890
                                                                             -------         -------         -------         -------
NET INCOME                                                                   $ 1,706         $ 1,181         $ 3,329         $ 2,419
                                                                             =======         =======         =======         =======

Basic earnings per share                                                     $  0.80         $  0.56         $  1.57         $  1.14
Diluted earnings per share                                                      0.80            0.56            1.56            1.14
Cash dividends declared per share of common stock                               0.30            0.29            0.59            0.56


The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                                         Three Months Ended                   Six Months Ended
                                                                               June 30,                           June 30,
                                                                     --------------------------          --------------------------
TOTAL SHAREHOLDERS' EQUITY                                              2002             2001              2002              2001
                                                                     --------          --------          --------          --------
Balance at beginning of period                                       $ 48,936          $ 46,117          $ 48,177          $ 45,054

Net Income                                                              1,706             1,181             3,329             2,419
Other comprehensive income:
     Net change in unrealized gains on securities
      available for sale, net                                             651                40               357               409
                                                                     --------          --------          --------          --------
Total comprehensive income                                              2,357             1,221             3,686             2,828

Cash dividends declared                                                  (633)             (602)           (1,237)           (1,175)
Common stock transactions                                                  65                29                99                58
                                                                     --------          --------          --------          --------
Balance at end of period                                             $ 50,725          $ 46,765          $ 50,725          $ 46,765
                                                                     ========          ========          ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

(D) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                                                                      Six Months Ended
                                                                                                                 June 30,
                                                                                                       -----------------------------
                                                                                                         2002                 2001
                                                                                                       --------            ---------
Cash Flows from Operating Activities
Net income                                                                                             $  3,329            $  2,419

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                             1,588               1,177
Provision for loan losses                                                                                   409                 406
Change in loans held for sale                                                                             5,214              (2,070)
Gains on securities transactions                                                                             (9)                 --
Change in accrued interest receivable and other assets                                                     (287)               (289)
Change in accrued interest payable and other liabilities                                                   (588)                 (3)
                                                                                                       --------            ---------
Total adjustments                                                                                         6,327                (779)
                                                                                                       --------            ---------
Net cash from operating activities                                                                        9,656               1,640

Cash Flows from Investing Activities
Securities available for sale
     Purchases                                                                                          (27,318)            (30,763)
     Maturities and calls                                                                                13,557              18,749
     Principal payments                                                                                   3,134               3,332
Net change in portfolio loans                                                                           (42,135)            (19,594)
Premises and equipment expenditures, net                                                                   (452)             (2,710)
                                                                                                       --------            ---------
Net cash from investing activities                                                                      (53,214)            (30,986)

Cash Flows from Financing Activities
Net change in deposits                                                                                   11,430              16,758
Net change in short term borrowings                                                                        (496)              1,005
Proceeds from other borrowings                                                                           24,400                  --
Principal payments on other borrowings                                                                   (2,342)               (319)
Proceeds from common stock transactions                                                                      99                  58
Dividends paid                                                                                           (1,446)             (1,376)
                                                                                                       --------            ---------
Net cash from financing activities                                                                       31,645              16,126
                                                                                                       --------            ---------
Net change in cash and cash equivalents                                                                 (11,913)            (13,220)

Cash and cash equivalents at beginning of year                                                           26,780              38,122
                                                                                                       --------            ---------
Cash and cash equivalents at end of period                                                             $ 14,867            $ 24,902
                                                                                                       ========            =========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                                          $  5,503            $  8,581
Income tax paid                                                                                           1,350               1,210
Loans transferred to other real estate                                                                       56                  --

The accompanying notes are an integral part of these consolidated financial statements.

(E) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") and its subsidiaries, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $174,515,000 and $148,092,000 at the end of June 2002 and 2001. The balance of loans serviced for others related to servicing rights that have been capitalized was $164,652,000 and $131,399,000 at June 30, 2002 and 2001.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2002 and 2001 follows:

                                                              2002             2001
                                                            -------          -------
     Balance at January 1                                   $ 1,100          $   780
     Amount capitalized year to date                            235              317
     Amount amortized year to date                             (147)            (156)
                                                            -------          -------
     Balance at June 30                                     $ 1,188          $   941
                                                            =======          =======


No valuation allowance was considered necessary for mortgage servicing rights at June 30, 2002 and 2001.


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

                                                                       Three Months Ended                     Six Months Ended
In thousands of dollars, except per share data                              June 30,                               June 30,
                                                                 -----------------------------         -----------------------------
                                                                    2002               2001               2002               2001
                                                                 ----------         ----------         ----------         ----------
     Net income                                                  $    1,706         $    1,181         $    3,329         $    2,419
                                                                 ==========         ==========         ==========         ==========
     Basic earnings:
     Weighted average common shares outstanding                   2,110,061          2,107,383          2,109,883          2,107,452
     Weighted average contingently issuable shares                   15,107             11,586             14,736             11,191
                                                                 ----------         ----------         ----------         ----------
     Total weighted average shares outstanding                    2,125,168          2,118,969          2,124,619          2,118,643
                                                                 ==========         ==========         ==========         ==========
     Basic earnings per share                                    $     0.80         $     0.56         $     1.57         $     1.14
                                                                 ==========         ==========         ==========         ==========

                                                                          Three Months Ended                   Six Months Ended
Diluted earnings:                                                              June 30,                            June 30,
                                                                     ---------------------------         ---------------------------
                                                                        2002              2001              2002              2001
                                                                     ---------         ---------         ---------         ---------
   Weighted average common shares outstanding
     from basic earnings per share                                   2,125,168         2,118,969         2,124,619         2,118,643
   Dilutive effect of stock options                                      3,592             2,261             5,536             3,156
                                                                     ---------         ---------         ---------         ---------
     Total weighted average shares outstanding                       2,128,760         2,121,230         2,130,155         2,121,799
                                                                     =========         =========         =========         =========
   Diluted earnings per share                                        $    0.80         $    0.56         $    1.56         $    1.14
                                                                     =========         =========         =========         =========



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

                                                      Options       Weighted Average
                                                    Outstanding      Exercise Price
                                                    -----------     ----------------
     Balance at January 1, 2002                         64,623            $43.42
     Options granted                                    16,485             48.57
     Options exercised                                    (764)            41.46
     Options forfeited                                    (394)            41.46
                                                     ----------
     Balance at June 30, 2002                           79,950            $44.51
                                                     ==========


Options granted under the plan during the current year were 16,485 on January 9, 2002. The weighted fair value of the options granted was $4.68. For stock options outstanding at June 30, 2002, the range of average exercise prices was $41.46 to $48.57 and the weighted average remaining contractual term was 8.5 years. At June 30, 2002, 31,771 options were exercisable at the weighted average exercise price of $42.70.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the periods ended June 30, 2002 and 2001.

                                                                        Three Months Ended                    Six Months Ended
In thousands of dollars, except per share data                               June 30,                             June 30,
                                                                  ----------------------------          ----------------------------
                                                                     2002               2001               2002               2001
                                                                  ---------          ---------          ---------          ---------
     Net income                                                   $   1,706          $   1,181          $   3,329          $   2,419
     Pro forma net income                                             1,682              1,162              3,282              2,382

     Basic earnings per share as reported                         $    0.80          $    0.56          $    1.57          $    1.14
     Pro forma basic earnings per share                                0.79               0.55               1.54               1.12

     Diluted earnings per share as reported                       $    0.80          $    0.56          $    1.56          $    1.14
     Pro forma diluted earnings per share                              0.79               0.55               1.54               1.12

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and six month periods ending June 30, 2002 and 2001.

                               FINANCIAL CONDITION


SECURITIES
Balances in the Company's investment securities portfolio declined slightly during the second quarter of 2002, as loan volume increased and deposit growth declined. The mix of the securities portfolio continues to shift toward shorter-term investments while market rates are low. During the quarter, short-term agency and corporate bonds replaced maturing U.S Treasury obligations. The following chart shows the percentage mix of the securities portfolio.

                                                              6/30/2002          12/31/2001           6/30/2001
                                                              ---------          ----------           ---------
     U.S. Treasury and agency securities                          31.8%               18.5%               13.7%
     Mortgage backed agency securities                            13.9%               18.9%               25.2%
     Obligations of states and political subdivisions             35.6%               46.1%               45.6%
     Corporate, asset backed, and other securities                18.7%               16.5%               15.5%
                                                              ---------          ----------           ---------
          Total Securities                                       100.0%              100.0%              100.0%
                                                              =========          ==========           =========



The Company's current and projected tax position continues to make carrying tax-exempt securities valuable, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities in the portfolio also contains a moderate level of credit risk. The municipal portfolio contains no significant geographic risk, as approximately 9% of that portfolio and 3% of the total investment portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Annualized loan growth during the second quarter of 2002 was 24.3%, reflecting continued strength in the market. Most loan categories experienced growth during the quarter, with only tax exempt loans and residential mortgages exhibiting declines, as clients refinanced loans into products that are sold in the secondary markets.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with slight declines in residential mortgage loans and personal loans. The loan mix also reflects growth at UBTW, which opened in April of 2001. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                               June 30, 2002                  December 31, 2001                June 30, 2001
                                        --------------------------      --------------------------       ------------------------
Total loans:                            Balance         % of total      Balance         % of total       Balance       % of total
                                        --------        ----------      --------        ----------       --------      ----------
     Personal                           $ 69,763             16.8%      $ 62,792             16.6%       $ 61,944           17.2%
     Business loans and
        commercial mortgages             195,063             46.9%       163,329             43.1%        135,499           37.6%
     Tax exempt                            1,591              0.4%         1,878              0.5%          1,782            0.5%
     Residential mortgage                117,501             28.3%       117,553             31.0%        122,761           34.1%
     Construction                         31,539              7.6%        33,172              8.8%         38,159           10.6%
                                        --------        ----------      --------        ----------       --------      ----------
        Total loans                     $415,457            100.0%      $378,724           100.00%       $360,145          100.0%
                                        ========        =========       ========        ==========       ========      ==========



The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Demand for loans continues to be strong in all loan portfolios and in all markets that the Banks serve.

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of nonperforming loans is presented in the table below. The chart shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars. For purposes of that summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient. The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

                                                                  6/30/2002         12/31/2001          6/30/2001
                                                                  ---------         ----------          ---------
     Nonaccrual loans                                                $1,449             $1,084             $1,031
     Loans past due 90 days or more                                     237              1,104                857
     Troubled debt restructurings                                       129                130                131
                                                                  ---------         ----------          ---------
        Total nonperforming loans                                     1,815              2,318              2,019
     Other real estate                                                  235                179                425
                                                                  ---------         ----------          ---------
        Total nonperforming assets                                   $2,050             $2,497             $2,444
                                                                  =========         ==========          =========
     Percent of nonperforming loans to total loans                     0.44%              0.61%              0.56%
     Percent of nonperforming assets to total assets                   0.37%              0.48%              0.50%


Nonperforming assets remain low, as credit quality remains quite strong for the organization. Balances in nonperforming loans are down compared to the levels achieved for the second quarter of 2001, the end of 2001 and the first quarter of 2002. Delinquencies are also at their lowest levels in recent periods. Overall, the Company's ratios of nonperforming loans continue to compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the portfolio. Net charge-offs for the period have remained lower than the provision added to the allowance for loan losses, resulting in an increase in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2002 and 2001 follows:

                                                          2002            2001
                                                        -------         -------
     Balance at January 1:                              $ 4,571         $ 4,032
     Loans charged off                                     (193)           (104)
     Recoveries credited to allowance                        61              78
     Provision charged to operations                        409             406
                                                        -------         -------
     Balance at June 30                                 $ 4,848         $ 4,412
                                                        =======         =======


The Company's provision for loan losses for the second quarter of the year is up slightly from the first quarter of 2002, and is at substantially the same level as it was for the same period in 2001. Loan quality remains strong, as evidenced by the low level of nonperforming loans, while the portfolio continues to grow. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2002 and 2001, and December 31, 2001.

Amount allocated to:                                6/30/2002    12/31/2001     6/30/2001
                                                    ---------    ----------     ---------
     Business loans and commercial mortgages           $4,115        $3,060        $2,730
     Tax exempt loans                                      --            --            --
     Residential mortgages                                 21            20             7
     Personal loans                                       561           496           454
     Construction loans                                    --            --            --
     Unallocated                                          151           995         1,221
                                                    ---------    ----------     ---------
        Total                                          $4,848        $4,571        $4,412
                                                    =========    ==========     =========


One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 35.9% of the portfolio at June 30, 2002 and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

Personal loan balances increased during the quarter and since the end of 2001. The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

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

DEPOSITS
Deposit balances declined somewhat during the second quarter of 2002, following strong growth during the first quarter of the year. The decline in deposits was substantially all in certificates of deposit less than $100,000, reflecting the search by clients for higher returns on their funds, without extending maturities. In addition, the Company has not chosen to offer the highest rates in its markets, as borrowings from the FHLB have provided opportunities to lock in longer term funding at relatively low rates.

As in the past, the majority of the Banks' deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Company's deposit portfolio, these balances represent core deposits of local clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas, including those new markets that the Company has entered in recent months. The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2002 and 2001.

                                                                2002       2001
                                                               ------     ------
     Noninterest bearing deposits                               13.8%      12.9%
     Interest bearing certificates of $100,000 or more           6.5%       6.6%
     Other interest bearing deposits                            79.7%      80.4%
                                                               ------     ------
        Total deposits                                         100.0%     100.0%
                                                               ======     ======

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS
Through its affiliate banks, the Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of the two banks is maintained at its lowest practical levels. At times, the Company, through its subsidiary banks, is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Company has a number of additional liquidity sources should the need arise, and Management has no concerns for the liquidity position of the Company.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the past several months, the Company has obtained a number of long-term fixed rate advances while rates were declining, in order to lock in long-term funding at historically low rates. The Company's balances in FHLB advances of four years or longer have increased more than $24 million since the end of 2001.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 2002 and 2001, and December 31, 2001. Dollars are shown in thousands.

                                                            Regulatory Guidelines                United Bancorp, Inc.
                                                            ---------------------      ---------------------------------------
                                                             Adequate      Well        6/30/2002     12/31/2001      6/30/2001
                                                            ---------      ----        ---------     ----------      ---------
     Tier 1 capital to average assets                           4%           5%           8.6%           9.0%           8.9%
     Tier 1 capital to risk weighted assets                     4%           6%          11.4%          11.9%          12.5%
     Total capital to risk weighted assets                      8%          10%          12.6%          13.1%          13.7%


     Total shareholders' equity                                                         $ 50,725       $ 48,177       $ 46,765
     Intangible assets                                                                    (3,342)        (3,484)        (3,686)
     Unrealized (gain) loss on securities available for sale                              (1,112)          (755)          (690)
                                                                                        --------       --------       --------
        Tier 1 capital                                                                    46,271         43,938         42,389
     Allowable loan loss reserves                                                          4,848          4,537          4,248
                                                                                        --------       --------       --------
        Tier 2 capital                                                                  $ 51,119       $ 48,475       $ 46,637
                                                                                        ========       ========       ========



                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter and first six months of 2002 was significantly improved from the same periods of 2001. Net income contributed by UBT continues to increase, while losses at UBTW are declining.

NET INTEREST INCOME
Net interest income for the first six months of 2002 is 22.8% ahead of the same period of 2001. During the second quarter of 2002, yields on earning assets remained virtually flat compared to the first quarter, while the cost of funds declined slightly. The net result was a slight improvement in the Company's spread and net interest margin during the quarter. Compared to the first six months of 2001, the improvement is considerable, and has contributed significantly to net income of the Company, in part as a result of the Company's interest sensitivity position. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2002 and 2001.


         YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                                             Six months ended June 30,
                                                   ---------------------------------------------------------------------------
dollars in thousands                                                2002                                     2001
                                                   --------------------------------------    ----------------------------------
                                                    Average         Interest     Yield/       Average       Interest    Yield/
ASSETS                                              Balance           (b)       Rate (c)      Balance         (b)      Rate (c)
                                                   ---------       ---------    --------     ---------     ---------   --------
Interest earning assets (a)
Federal funds sold                                 $  12,617       $     102       1.62%     $  22,378     $     570     5.09%
Taxable securities                                    64,407           1,444       4.49%        43,083         1,284     5.96%
Tax exempt securities (b)                             34,199           1,127       6.59%        32,186         1,174     7.29%
Taxable loans                                        392,640          14,177       7.22%       345,079        14,682     8.51%
Tax exempt loans (b)                                   1,785              68       7.57%         1,924            71     7.37%
                                                   ---------       ---------                 ---------     ---------
     Total int. earning assets (b)                   505,648          16,918       6.69%       444,650        17,781     8.00%
Less allowance for loan losses                        (4,686)                                   (4,195)
Other assets                                          43,627                                    39,371
                                                   ---------                                 ---------
TOTAL ASSETS                                       $ 544,589                                 $ 479,826
                                                   =========                                 =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                       $  87,178             409       0.94%     $  68,117           849     2.49%
Savings deposits                                     140,326           1,024       1.46%        84,636         1,142     2.70%
CDs $100,000 and over                                 30,064             723       4.81%        37,638         1,123     5.97%
Other interest bearing deposits                      146,238           2,530       3.46%       175,503         4,785     5.45%
                                                   ---------       ---------                 ---------     ---------
     Total int. bearing deposits                     403,806           4,685       2.32%       365,894         7,899     4.32%
Short term borrowings                                    764               5       1.42%           280             5     3.88%
Other borrowings                                      23,651             688       5.82%        12,300           422     6.86%
                                                   ---------       ---------                 ---------     ---------
     Total int. bearing liabilities                  428,221           5,379       2.51%       378,474         8,326     4.40%
                                                                   ---------                               ---------
Noninterest bearing deposits                          61,014                                    50,852
Other liabilities                                      5,819                                     4,334
Shareholders' equity                                  49,535                                    46,166
                                                   ---------                                 ---------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                          $ 544,589                                 $ 479,826
                                                   =========                                 =========
Net interest income (b)                                            $  11,539                               $   9,455
                                                                   =========                               =========
Net spread (b)                                                                     4.18%                                 3.60%
                                                                                ========                               =======
Net yield on interest earning assets (b)                                           4.56%                                 4.25%
                                                                                ========                               =======



(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

As noted from the data in the following table, both interest income and interest expense declined during the first six months of 2002 as compared to the same time period in 2001. Net changes as a result of changes in rate were near zero, while net interest income improved considerably as a result of changes in volume compared to the same period of 2001. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2002 and 2001 compared to the same time period in the prior years on a taxable equivalent basis, in thousands of dollars.

                                                        2002 Compared to 2001                         2001 Compared to 2000
                                                 --------------------------------------       -------------------------------------
                                                    Increase (Decrease) Due To: (a)              Increase (Decrease) Due To: (a)
                                                    -------------------------------              -------------------------------
                                                  Volume          Rate           Net           Volume          Rate           Net
                                                 -------        -------        -------        -------        -------        -------
Interest earned on:
Federal funds sold                               $  (183)       $  (285)       $  (468)       $   570        $    --        $   570
Taxable securities                                   531           (371)           160           (127)           (34)          (161)
Tax exempt securities                                 71           (117)           (46)            13            (19)            (6)
Taxable loans                                      1,878         (2,384)          (506)         1,115           (371)           744
Tax exempt loans                                      (5)             2             (3)            (7)            (3)           (10)
                                                 -------        -------        -------        -------        -------        -------
Total interest income                            $ 2,292        $(3,155)       $  (863)       $ 1,564        $  (427)       $ 1,137
                                                 =======        =======        =======        =======        =======        =======
Interest paid on:
NOW accounts                                     $   192        $  (632)       $  (440)       $   135        $    55        $   190
Savings deposits                                     548           (666)          (118)           193            153            346
CDs $100,000 and over                               (204)          (196)          (400)            89             51            140
Other interest bearing deposits                     (707)        (1,549)        (2,256)           538             74            612
Short term borrowings                                  5             (5)            --           (411)          (157)          (568)
Other borrowings                                     339            (72)           267            130              4            134
                                                 -------        -------        -------        -------        -------        -------
Total interest expense                           $   173        $(3,120)       $(2,947)       $   674        $   180        $   854
                                                 =======        =======        =======        =======        =======        =======
Net change in net interest
income                                           $ 2,119        $   (35)       $ 2,084        $   890        $  (607)       $   283
                                                 =======        =======        =======        =======        =======        =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income was virtually unchanged from the first quarter of 2002, but is up significantly from the first six months of 2001. While service charges on deposit accounts are relatively flat, all other categories of noninterest income are improved from the same six-month period last year. The largest percentage gains achieved is income from loan sales and servicing.

Service charges on deposit accounts are up 11.6% over the first quarter of 2002, and are up 2.3% year to date. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. This improvement has been achieved as a result of continued growth of assets managed, and in spite of declines in the market value of assets resulting from recent weaknesses in the equity markets. Income in this category is up 1.6% from the first quarter of 2002, and year to date is up 7.3% from the same period of last year.

Income from loan sales and servicing continues to be strong, as a result of an increased amount of residential mortgages sold in the secondary market. However, mortgage loan refinancing continues to slow. Income in this category is down 36.7% from the first quarter of 2002, but remains more than $100,000 ahead of the first six months of 2001. It is anticipated that income from the sale of residential loans will contribute a smaller portion of income as the volume of loans sold tapers off. However, the Company maintains a servicing portfolio of loans sold, which will provide ongoing future income.

NONINTEREST EXPENSES
Noninterest expenses are also relatively flat compared to the first quarter of 2002, but are ahead of the first six months of 2001 by more than $1 million. A substantial portion of the increase reflects the growth and expansion of the Company, including staffing for UBTW which opened in April of 2001, and the Dexter office of UBT, which opened in May of 2001. These increases are noted in compensation expense, as well as occupancy and equipment expense.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company as the effective tax rate was 28% for the first six months of 2002 and 27% for the same period of 2001.

NET INCOME
Second quarter consolidated net income is up 5.1% from the first quarter of 2002, and is up 37.6% over the first six months of 2001. This reflects improvements in earnings at both banks, and Management anticipates that net income will remain strong for the remainder of the year, as a result of future earnings contributions by UBTW as well as strong earnings growth at UBT.

INTERNAL CONTROL
The Company maintains internal controls that contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. The Board, operating through its Audit and Compliance Committee, provides oversight to the financial reporting process. Even effective internal controls, no matter how well designed, have inherent limitations, including the possibility of circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls may vary over time.

The Company's Audit and Compliance Committee is composed entirely of Directors who are not officers or employees of the Company,

Management is not aware of any significant changes in internal controls during the second quarter of 2002, nor of other factors that could significantly affect controls subsequent to the date of evaluation. Based on Management's assessment, the Company believes that, as of June 30, 2002, its internal controls are adequate and appropriate.

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

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 145 and No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS
No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No.146 to be material to the Company's consolidated financial position or results of operations.


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

Based on the results of the simulation model as of June 30, 2002, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position remained substantially unchanged from the previous quarter.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended June 30, 2002.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2002.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 16, 2002. At that meeting, the following matters were submitted to a vote of the shareholders. There were 2,009,242 voting shares outstanding on April 16, 2002.

The following directors were elected to three-year terms:


                                                                             For             Against      Abstain
                                                                          ---------          -------      -------
     John H. Foss                      re-elected                         1,596,033           22,114        7,007
     Patricia M. Garcia                re-elected                         1,617,933              214        7,007
     David S. Hickman                  re-elected                         1,486,475          131,672        7,007

Directors Butcko, Chapman, Cress, Lawson, Martin, Maxwell, McKenney and Wanke hold terms which continue after the meeting.

The firm of Crowe, Chizek and Company LLP of Grand Rapids, Michigan was ratified as independent auditors for the Company and its subsidiaries for the year ending December 31, 2002. The vote was as follows:

                                                                             For             Against      Abstain
                                                                          ---------          -------      -------
     Ratification of auditors                                             1,589,938              193       35,023




No other matters were considered by shareholders at that meeting.

ITEM 5- OTHER INFORMATION

     None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

     None

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 2002.

                       CERTIFICATION OF FINANCIAL RESULTS

We have reviewed this report in our roles of Chief Executive Officer and Chief Financial Officer of United Bancorp, Inc., and hereby certify that:
      - This form 10-Q fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, and
      - The information contained in this report fairly presents, in all material respects, the financial position and results of operations of United Bancorp, Inc. as of and for the periods presented.


UNITED BANCORP, INC.
August 5, 2002


/S/ David S. Hickman
--------------------------------------------
David S. Hickman
Chairman and Chief Executive Officer


/S/ Dale L. Chadderdon
--------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
August 5, 2002


/S/ Dale L. Chadderdon
--------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer