Form 10-Q
period 2002-09-30
UNITED BANCORP INC /MI/
filed 2002-11-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

              Yes              [X]                   No                [ ]

As of November 4, 2002, there were outstanding 2,111,848 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE



ITEM NO.                                         DESCRIPTION                                       PAGE NO.
-----------------------------------------------------------------------------------------------------------------
                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Condensed)                                                                3
          (a)          Consolidated Balance Sheets                                                        3
          (b)          Consolidated Statements of Income                                                  4
          (c)          Consolidated Statements of Changes in Shareholders' Equity                         5
          (d)          Consolidated Statements of Cash Flows                                              6
          (e)          Notes to Consolidated Financial Statements                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                        10
          Financial Condition                                                                            10
          Liquidity and Capital Resources                                                                13
          Results of Operations                                                                          14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                     17
Item 4.   Controls and Procedures                                                                        18


                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              18
Item 2.   Changes in Securities and Use of Proceeds                                                      18
Item 3.   Defaults Upon Senior Securities                                                                19
Item 4.   Submission of Matters to a Vote of Security Holders                                            19
Item 5.   Other Information                                                                              19
Item 6.   Exhibits and Reports on Form 8-K                                                               19

Signatures                                                                                               19
Certifications of Principal Executive Officer and Principal Financial Officer                            20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS (Condensed)

(A)   CONSOLIDATED BALANCE SHEETS

In thousands of dollars                                                     (unaudited)                  (unaudited)
                                                                           September 30,  December 31,  September 30,
                                                                               2002           2001          2001
                                                                           -------------  ------------- -------------
ASSETS
Cash and demand balances in other banks                                    $      15,351  $      15,980 $      14,294
Federal funds sold                                                                11,700         10,800         6,300
                                                                           -------------  ------------- -------------
Total cash and cash equivalents                                                   27,051         26,780        20,594

Securities available for sale                                                     97,902         90,243        86,078

Loans held for sale                                                                8,620          6,686         1,126
Portfolio loans                                                                  415,577        372,038       370,899
                                                                           -------------  ------------- -------------
Total loans                                                                      424,197        378,724       372,025
Less allowance for loan losses                                                     5,009          4,571         4,569
                                                                           -------------  ------------- -------------
Net loans                                                                        419,188        374,153       367,456

Premises and equipment, net                                                       14,497         15,311        15,322
Accrued interest receivable and other assets                                      12,222         12,215        10,065
                                                                           -------------  ------------- -------------
TOTAL ASSETS                                                               $     570,860  $     518,702 $     499,515
                                                                           =============  ============= =============

LIABILITIES
Deposits
      Noninterest bearing                                                  $     69,646   $      61,845 $      54,791
      Interest bearing certificates of deposit of $100,000 or more               30,368          29,462        29,445
      Other interest bearing deposits                                           374,089         359,991       351,055
                                                                           -------------  ------------- -------------
Total deposits                                                                  474,103         451,298       435,291

Federal funds purchased and other short term borrowings                             525           1,019         1,013
Other borrowings                                                                 38,067          12,009        12,009
Accrued interest payable and other liabilities                                    5,940           6,199         3,452
                                                                           -------------  ------------- -------------
TOTAL LIABILITIES                                                               518,635         470,525       451,765

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,111,848, 2,009,242 and
      2,006,683 shares issued and outstanding                                    38,911          33,579        33,384
Retained earnings                                                                11,949          13,843        13,287
Accumulated other comprehensive income, net of tax                                1,365             755         1,079
                                                                           -------------  ------------- -------------
TOTAL SHAREHOLDERS' EQUITY                                                       52,225          48,177        47,750
                                                                           -------------  ------------- -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $    570,860   $     518,702 $     499,515
                                                                           =============  ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    Three Months Ended          Nine Months Ended
In thousands of dollars, except per share data                         September 30,               September 30,
                                                                  ----------------------       ---------------------
                                                                    2002          2001           2002         2001
                                                                  --------      --------       --------      -------
INTEREST INCOME
Interest and fees on loans
      Taxable                                                     $  7,514      $  7,408       $ 21,691      $ 22,090
      Tax exempt                                                        20            24             65            74
Interest on securities
      Taxable                                                          696           642          2,140         1,926
      Tax exempt                                                       351           412          1,105         1,228
Interest on federal funds sold                                          25           121            127           690
                                                                  --------      --------       --------      --------
Total interest income                                                8,606         8,607         25,128        26,008

INTEREST EXPENSE
Interest on certificates of deposit of $100,000 or more                344           413          1,067         1,535
Interest on other deposits                                           1,892         2,973          5,854         9,749
Interest on short term borrowings                                        2             8              7            13
Interest on other borrowings                                           502           209          1,191           632
                                                                  --------      --------       --------      --------
Total interest expense                                               2,740         3,603          8,119        11,929
                                                                  --------      --------       --------      --------
NET INTEREST INCOME                                                  5,866         5,004         17,009        14,079
Provision for loan losses                                              264           196            673           602
                                                                  --------      --------       --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  5,602         4,808         16,336        13,477

NONINTEREST INCOME
Service charges on deposit accounts                                    677           605          1,858         1,759
Trust & Investment fee income                                          706           680          2,188         2,061
Gains on securities transactions                                         -             -              9             -
Loan sales and servicing                                               387           301            993           797
Sales of nondeposit investment products                                165           212            603           599
Other income                                                           439           356          1,262         1,080
                                                                  --------      --------       --------      --------
Total noninterest income                                             2,374         2,154          6,913         6,296

NONINTEREST EXPENSE
Salaries and employee benefits                                       3,059         3,085          9,132         8,248
Occupancy and equipment expense, net                                   968           949          2,839         2,640
Other expense                                                        1,359         1,315          4,033         3,963
                                                                  --------      --------       --------      --------
Total noninterest expense                                            5,386         5,349         16,004        14,851
                                                                  --------      --------       --------      --------
INCOME BEFORE FEDERAL INCOME TAX                                     2,590         1,613          7,245         4,922
Federal income tax                                                     767           429          2,093         1,319
                                                                  --------      --------       --------      --------
NET INCOME                                                        $  1,823      $  1,184       $  5,152      $  3,603
                                                                  ========      ========       ========      ========

Basic earnings per share                                          $   0.86      $   0.56       $   2.42      $   1.70
Diluted earnings per share                                            0.86          0.56           2.42          1.70
Cash dividends declared per share of common stock                     0.30          0.29           0.89          0.84

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                                  Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                                 --------------------        ----------------------
TOTAL SHAREHOLDERS' EQUITY                                          2002         2001           2002          2001
                                                                 ---------    --------       --------     ---------
Balance at beginning of period                                   $  50,725    $ 46,765       $ 48,177     $  45,054

Net Income                                                           1,823       1,184          5,152         3,603
Other comprehensive income:
      Net change in unrealized gains on securities
        available for sale, net                                        253         389            610           798
                                                                 ---------    --------       --------     ---------
Total comprehensive income                                           2,076       1,573          5,762         4,401

Cash dividends declared                                               (634)       (603)        (1,871)       (1,778)
Common stock transactions                                               58          15            157            73
                                                                 ---------    --------       --------     ---------
Balance at end of period                                         $  52,225    $ 47,750       $ 52,225     $  47,750
                                                                 =========    ========       ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                                                         Nine Months Ended
                                                                                                  September 30,
                                                                                              -----------------------
                                                                                                2002          2001
                                                                                              ---------     ---------
Cash Flows from Operating Activities
Net income                                                                                    $   5,152     $   3,603

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                                     2,395         1,843
Provision for loan losses                                                                           673           602
Change in loans held for sale                                                                    (1,934)           30
Gains on securities transactions                                                                     (9)            -
Change in accrued interest receivable and other assets                                             (458)         (625)
Change in accrued interest payable and other liabilities                                            (50)          131
                                                                                              ---------     ---------
Total adjustments                                                                                   617         1,981
                                                                                              ---------     ---------
Net cash from operating activities                                                                5,769         5,584

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                                 (36,330)      (40,565)
      Maturities and calls                                                                       24,597        23,194
      Principal payments                                                                          4,315         4,994
Net change in portfolio loans                                                                   (43,850)      (33,613)
Premises and equipment expenditures, net                                                           (676)       (3,244)
                                                                                              ---------     ---------
Net cash from investing activities                                                              (51,944)      (49,234)

Cash Flows from Financing Activities
Net change in deposits                                                                           22,805        27,334
Net change in short term borrowings                                                                (494)        1,013
Proceeds from other borrowings                                                                   28,400             -
Principal payments on other borrowings                                                           (2,342)         (319)
Proceeds from common stock transactions                                                             157            73
Dividends paid                                                                                   (2,080)       (1,979)
                                                                                              ---------     ---------
Net cash from financing activities                                                               46,446        26,122
                                                                                              ---------     ---------
Net change in cash and cash equivalents                                                             271       (17,528)

Cash and cash equivalents at beginning of year                                                   26,780        38,122
                                                                                              ---------     ---------
Cash and cash equivalents at end of period                                                    $  27,051     $  20,594
                                                                                              =========     =========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                                 $   8,261     $  12,490
Income tax paid                                                                                   2,150         1,710
Loans transferred to other real estate                                                               76             -

The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") and its subsidiaries, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $176,553,000 and $158,297,000 at the end of September 2002 and 2001. The balance of loans serviced for others related to servicing rights that have been capitalized was $164,079,000 and $142,155,000 at September 30, 2002 and 2001.

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2002 and 2001 follows:

                                                                                  2002           2001
                                                                                -------        -------
      Balance at January 1                                                      $ 1,100        $   780
      Amount capitalized year to date                                               420            466
      Amount amortized year to date                                                (337)          (227)
                                                                                -------        -------
      Balance at September 30                                                   $ 1,183        $ 1,019
                                                                                =======        =======

No valuation allowance was considered necessary for mortgage servicing rights at September 30, 2002 and 2001.

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

                                                                  Three Months Ended          Nine Months Ended
In thousands of dollars, except per share data                      September 30,               September 30,
                                                              -------------------------     ------------------------
                                                                  2002         2001           2002          2001
                                                               ----------    ----------     ----------    ----------
      Net income                                               $    1,823    $    1,184     $    5,152    $    3,603
                                                               ==========    ==========     ==========    ==========
      Basic earnings:
          Weighted average common shares outstanding            2,111,746     2,107,197      2,110,511     2,107,366
          Weighted average contingently issuable shares            15,490        12,334         14,990        11,576
                                                               ----------    ----------     ----------    ----------
            Total weighted average shares outstanding           2,127,236     2,119,531      2,125,501     2,118,942
                                                               ==========    ==========     ==========    ==========
          Basic earnings per share                             $     0.86    $     0.56     $     2.42    $     1.70
                                                               ==========    ==========     ==========    ==========


                                                                  Three Months Ended          Nine Months Ended
      Diluted earnings:                                             September 30,               September 30,
                                                               ------------------------     ------------------------
                                                                 2002          2001           2002          2001
                                                               ----------    ----------     ----------    ----------
          Weighted average common shares outstanding
           from basic earnings per share                        2,127,236     2,119,531      2,125,501     2,118,942
          Dilutive effect of stock options                          2,883         1,508          6,468         3,604
                                                               ----------    ----------     ----------    ----------
            Total weighted average shares outstanding           2,130,119     2,121,039      2,131,969     2,122,546
                                                               ==========    ==========     ==========    ==========
          Diluted earnings per share                           $     0.86    $     0.56     $     2.42    $     1.70
                                                               ==========    ==========     ==========    ==========

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

                                                                  Options                   Weighted Average
                                                                Outstanding                  Exercise Price
                                                                -----------                  --------------
      Balance at January 1, 2002                                    64,623                      $ 43.42
      Options granted                                               17,485                        48.82
      Options exercised                                             (2,893)                       41.95
      Options forfeited                                               (394)                       41.46
                                                                   -------
      Balance at September 30, 2002                                 78,821                      $ 44.68
                                                                   =======

Options granted under the plan during the current year were 16,485 on January 9, 2002 and 1,000 on September 20, 2002. The weighted fair value of the options granted was $4.70. For stock options outstanding at September 30, 2002, the range of average exercise prices was $41.46 to $53.00 and the weighted average remaining contractual term was 8.27 years. At September 30, 2002, 29,642 options were exercisable at the weighted average exercise price of $42.74.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the periods ended September 30, 2002 and 2001.

                                                                    Three Months Ended          Nine Months Ended
In thousands of dollars, except per share data                        September 30,                September 30,
                                                                   ---------------------        ---------------------
                                                                     2002         2001           2002          2001
                                                                   -------       -------        -------       -------
      Net income                                                   $ 1,823       $ 1,184        $ 5,152       $ 3,603
      Pro forma net income                                           1,797         1,163          5,074         3,541
      Basic earnings per share as reported                         $  0.86       $  0.56        $  2.42       $  1.70
      Pro forma basic earnings per share                              0.84          0.55           2.39          1.67
      Diluted earnings per share as reported                          0.86          0.56           2.42          1.70
      Pro forma diluted earnings per share                            0.84          0.55           2.38          1.67

NOTE 5 - IMPACT OF NEW ACCOUNTING STANDARDS
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior or future business combinations. Upon adoption of this statement, goodwill arising from business combinations is no longer amortized, but will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Identifiable intangible assets must be separated from goodwill and amortized over their useful lives. Interpretations by the Financial Accounting Standards Board "FASB" required that unidentified intangibles resulting from branch acquisitions continue to be amortized over their useful lives.

Amortizable intangible assets in thousands of dollars are as follows:

                                                                     September 30, 2002          December 31, 2001
                                                                  ------------------------     ------------------------
                                                                    Gross      Accumulated      Gross       Accumulated
                                                                    Amount    Amortization      Amount     Amortization
                                                                  --------    ------------     --------   -------------
      Core deposit intangibles                                     $   198       $   194        $   198       $   183
      Unidentified intangibles resulting from
        branch acquisitions                                          4,043         1,216          4,043         1,014
                                                                   -------       -------        -------       -------
                                                                   $ 4,241       $ 1,410        $ 4,241       $ 1,197

Amortization expense for the nine months ended September 30, 2002 and 2001 was $213,000 and $303,000. Estimated annual amortization expense, in thousands of dollars, for the next five years is:

                                                                 Before SFAS No. 147          After SFAS No. 147
                                                                 -------------------          ------------------
                               2002                                  $ 284                         $ 15
                               2003                                    270                            -
                               2004                                    270                            -
                               2005                                    270                            -
                               2006                                    268                            -

On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 will result in the reclassification of $3,029,000 of previously recognized unidentifiable intangible assets to goodwill. Additionally, prior period amortization expense will be reversed totaling $67,000 for the three months ended September 30, 2002, and $202,000 for the nine months ended September 30, 2002. The effect of the restatement will increase net income by $44,000 for the three months ended September 30, 2002 and $133,000 for the nine months ended September 30, 2002. There will be no effect to amortization expense or net income for the three and nine months ended September 30, 2001.

NOTE 6 - OTHER BORROWINGS
The Banks carried fixed rate, noncallable advances from the Federal Home Loan Bank of Indianapolis totaling $38.1 million and $12.0 million at September 30, 2002 and 2001. These advances are collateralized by residential mortgage loans and guaranteed portions of SBA loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced. Interest payments are made monthly, with principal due annually and at maturity.

The following schedule shows maturities and scheduled principal payments, in thousands of dollars, over the next five years:

                                                               9/30/2002    12/31/2001     9/30/2001
                                                               ---------    ----------     ---------
      Within one year                                          $    7,368   $    2,342     $    2,342
      Between one and two years                                       396        7,368          7,368
      Between two and three years                                     425          396            396
      Between three and four years                                  7,457          425            425
      Between four and five years                                  19,892          457            457
      More than five years                                          2,529        1,021          1,021
                                                               ----------   ----------     ----------
          Total                                                $   38,067   $   12,009     $   12,009
          Average Rate                                              5.34%        6.94%          6.94%


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and nine month periods ending September 30, 2002 and 2001.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to decline during the third quarter of 2002, while balances in fed funds sold increased. The mix of the securities portfolio continues to shift toward shorter-term investments while market rates are low. During the quarter, municipal bonds replaced maturing U.S Treasury and corporate obligations. The following chart shows the percentage mix of the securities portfolio.

                                                               9/30/2002    12/31/2001     9/30/2001
                                                               ---------    ----------     ---------
      U.S. Treasury and agency securities                          30.3%         18.5%          12.5%
      Mortgage backed agency securities                            13.2%         18.9%          24.6%
      Obligations of states and political subdivisions             40.2%         46.1%          46.2%
      Corporate, asset backed, and other securities                16.3%         16.5%          16.7%
                                                               ---------    ----------     ---------
          Total Securities                                        100.0%        100.0%         100.0%
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

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities in the portfolio also contains a moderate level of credit risk. The municipal portfolio contains no significant geographic risk, as approximately 11% of that portfolio and 4% of the total investment portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Annualized loan growth during the third quarter of 2002 was 8.4%, reflecting continued strength in the market. Most loan categories experienced growth during the quarter, with tax exempt loans, construction loans and residential mortgages exhibiting declines.

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

                                          September 30, 2002         December 31, 2001            September 30, 2001
                                      ------------------------    ------------------------     ------------------------
Total loans:                            Balance     % of total     Balance      % of total      Balance      % of total
                                      ----------    ----------    ----------    ----------     ----------    ----------
      Personal                        $   73,277        17.3%     $   62,792         16.6%     $   63,829         17.2%
      Business loans and
          commercial mortgages           203,244        47.9%        163,329         43.1%        149,682         40.2%
      Tax exempt                           1,529         0.4%          1,878          0.5%          1,827          0.5%
      Residential mortgage               115,753        27.3%        117,553         31.0%        120,863         32.5%
      Construction                        30,394         7.2%         33,172          8.8%         35,824          9.6%
                                      ----------       ------     ----------       -------     ----------        ------
          Total loans                 $  424,197       100.0%     $  378,724       100.00%     $  372,025        100.0%
                                      ==========       ======     ==========       =======     ==========        ======


The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Demand for loans continues to be strong in all loan portfolios and in all markets that the Banks serve, while a significant portion of residential mortgage volume has been in products that are sold in the secondary market.

CREDIT QUALITY
The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. Nonperforming assets remain low, as credit quality remains quite strong for the organization. Balances in nonperforming loans are up compared to the levels achieved for the third quarter of 2001, the end of 2001 and the second quarter of 2002. This is primarily a result of a number of loans placed on nonaccrual status during the third quarter. However, delinquencies continue to be low, and overall, the Company's ratios of nonperforming loans continue to compare favorably with other banks of similar size and makeup.

The aggregate amount of nonperforming loans is presented in the table below, which shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.

                                                               9/30/2002    12/31/2001     9/30/2001
                                                               ---------    ----------     ---------
      Nonaccrual loans                                           $ 2,336       $ 1,084        $ 1,098
      Loans past due 90 days or more                                 697         1,104            837
      Troubled debt restructurings                                   128           130            131
                                                                 -------       -------        -------
          Total nonperforming loans                                3,161         2,318          2,066
      Other real estate                                              255           179            425
                                                                 -------       -------        -------
          Total nonperforming assets                             $ 3,416       $ 2,497        $ 2,491
                                                                 =======       =======        =======
      Percent of nonperforming loans to total loans                0.75%         0.61%          0.56%
      Percent of nonperforming assets to total assets              0.60%         0.48%          0.50%

For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient. The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the portfolio. Net charge-offs for the period have remained lower than the provision added to the allowance for loan losses, resulting in an increase in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2002 and 2001 follows:

                                                                                 2002           2001
                                                                                -------        -------
      Balance at January 1:                                                     $ 4,571        $ 4,032
      Loans charged off                                                            (323)          (183)
      Recoveries credited to allowance                                               88            118
      Provision charged to operations                                               673            602
                                                                                -------        -------
      Balance at September 30                                                   $ 5,009        $ 4,569
                                                                                =======        =======

The Company's provision for loan losses for the third quarter of the year is up from the first two quarters of 2002, and is 11.8% above the level achieved for the same period in 2001. Loan quality remains strong, as evidenced by the low level of nonperforming loans, while the portfolio continues to grow. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2002 and 2001, and December 31, 2001.

Amount allocated to:                                           9/30/2002    12/31/2001     9/30/2001
                                                               ---------    ----------     ---------
      Business loans and commercial mortgages                   $ 4,122       $ 3,060        $ 2,942
      Tax exempt loans                                                -             -              -
      Residential mortgages                                          21            20             19
      Personal loans                                                604           496            467
      Construction loans                                              -             -              -
      Unallocated                                                   262           995          1,141
                                                                -------       -------        -------
      Total                                                     $ 5,009       $ 4,571        $ 4,569
                                                                =======       =======        =======

One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 35.4% of the portfolio at September 30, 2002 and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

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

DEPOSITS
Deposit balances increased by $11.4 million during the third quarter of 2002, following a decline during the second quarter of the year. The increase in deposits was in all categories of deposits other than certificates of deposit of $100,000 or more. The Company has not chosen to offer the highest deposit rates in its markets, as borrowings from the FHLB have provided opportunities to lock in longer term funding at relatively low rates.

As in the past, the majority of the Banks' deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In financial institutions, the presence of interest bearing certificates of $100,000 or more often indicates a reliance upon purchased funds. However, in the Company's deposit portfolio, these balances represent core deposits of local clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2002 and 2001.

                                                                                   2002           2001
                                                                                   -----          ----
      Noninterest bearing deposits                                                 14.7%          12.6%
      Interest bearing certificates of $100,000 or more                             6.4%           6.8%
      Other interest bearing deposits                                              78.9%          80.7%
                                                                                   -----          -----
          Total deposits                                                          100.0%         100.0%
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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the past several months, the Company has obtained a number of long-term fixed rate advances while rates were declining, in order to lock in long-term funding at historically low rates. The Company's balances in FHLB advances of four years or longer have increased more than $26 million since the end of 2001.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 2002 and 2001, and December 31, 2001. Dollars are shown in thousands.


                                                   Regulatory Guidelines              United Bancorp, Inc.
                                                   ---------------------              --------------------
                                                   Adequate       Well         9/30/2002     12/31/2001     9/30/2001
                                                   --------       ----         ---------     ----------     ---------
      Tier 1 capital to average assets                4%           5%               8.7%           9.0%          9.0%
      Tier 1 capital to risk weighted assets          4%           6%              11.7%          11.9%         12.1%
      Total capital to risk weighted assets           8%          10%              12.9%          13.1%         13.4%

      Total shareholders' equity                                               $  52,225      $  48,177      $ 47,750
      Intangible assets                                                           (3,270)        (3,484)       (3,585)
      Unrealized (gain) loss on securities available for sale                     (1,365)          (755)       (1,079)
                                                                               ---------      ---------      --------
          Tier 1 capital                                                          47,590         43,938        43,086
      Allowable loan loss reserves                                                 5,009          4,537         4,439
                                                                               ---------      ---------      --------
          Tier 2 capital                                                       $  52,599      $  48,475      $ 47,525
                                                                               =========      =========      ========


                              RESULTS OF OPERATIONS

Consolidated net income for the third quarter and first nine months of 2002 was significantly improved from the same periods of 2001. Net income contributed by UBT continues to increase, while losses at UBTW are declining.

NET INTEREST INCOME
Net interest income for the first nine months of 2002 is 20.0% ahead of the same period of 2001. During the third quarter of 2002, yields on earning assets and the cost of funds remained virtually flat compared to the second quarter, resulting in no significant changes in Company's spread and net interest margin during the quarter. Compared to the first nine months of 2001, however, the improvement is considerable, and has contributed significantly to net income of the Company, in part as a result of the Company's interest sensitivity position. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2002 and 2001.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                            Nine months ended September 30,
                                      ----------------------------------------------------------------------------
dollars in thousands                    2002                                   2001
--------------------                    ----                                   ----
                                      Average      Interest      Yield/       Average       Interest       Yield/
ASSETS                                Balance        (b)        Rate (c)      Balance         (b)         Rate (c)
                                      -------        ---        --------      -------         ---         --------
Interest earning assets (a)
Federal funds sold                     $  10,369    $     127        1.63%     $  19,449   $     690         4.73%
Taxable securities                        64,646        2,140        4.41%        44,121       1,926         5.82%
Tax exempt securities (b)                 33,356        1,650        6.60%        32,661       1,769         7.22%
Taxable loans                            401,951       21,691        7.20%       351,217      22,090         8.39%
Tax exempt loans (b)                       1,715           97        7.56%         1,916         106         7.39%
                                       ---------    ---------                  ---------   ---------
      Total int. earning assets (b)      512,037       25,705        6.69%       449,364      26,583         7.89%
Less allowance for loan losses            (4,769)                                 (4,287)
Other assets                              43,588                                  39,561
                                       ---------                               ---------
TOTAL ASSETS                           $ 550,856                               $ 484,638
                                       =========                               =========


LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                           $  88,990          635        0.95%     $  69,893       1,211         2.31%
Savings deposits                         142,410        1,541        1.44%        95,107       1,880         2.64%
CDs $100,000 and over                     30,039        1,067        4.74%        34,780       1,535         5.89%
Other interest bearing deposits          142,018        3,679        3.45%       169,531       6,659         5.24%
                                       ---------    ---------                  ---------   ---------

      Total int. bearing deposits        403,457        6,922        2.29%       369,311      11,284         4.07%
Short term borrowings                        687            7        1.37%           523          13         3.42%
Other borrowings                          27,852        1,191        5.70%        12,203         631         6.90%
                                       ---------    ---------                  ---------   ---------
      Total int. bearing liabilities     431,996        8,119        2.51%       382,037      11,929         4.16%
                                                    ---------                              ---------
Noninterest bearing deposits              62,683                                  51,946
Other liabilities                          5,935                                   4,066
Shareholders' equity                      50,242                                  46,589
                                       ---------                               ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $ 550,856                               $ 484,638
                                       =========                               =========
Net interest income (b)                             $ 17,586                                $ 14,653
                                                    =========                               ========
Net spread (b)                                                       4.19%                                    3.72%
                                                                     =====                                    =====
Net yield on interest earning assets (b)                             4.58%                                    4.35%
                                                                     =====                                    =====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)  Annualized

As noted from the data in the following table, both interest income and interest expense declined during the first nine months of 2002 as compared to the same time period in 2001. Net changes as a result of changes in rate were near zero, while net interest income improved considerably as a result of changes in volume compared to the same period of 2001. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2002 and 2001 compared to the same time period in the prior years on a taxable equivalent basis, in thousands of dollars.

                                           2002 Compared to 2001                   2001 Compared to 2000
                                       -----------------------------------   ----------------------------------------
                                        Increase (Decrease) Due To: (a)          Increase (Decrease) Due To: (a)
                                          Volume        Rate         Net         Volume          Rate           Net
                                        ---------      ------      --------     --------        -------      --------
Interest earned on:
Federal funds sold                      $   (234)    $   (329)    $   (563)      $   684       $     (3)      $   681
Taxable securities                           754         (540)         214          (101)          (115)         (216)
Tax exempt securities                         37         (156)        (119)           73            (50)           23
Taxable loans                              2,962       (3,362)        (400)        1,826         (1,053)          773
Tax exempt loans                             (11)           2           (9)          (13)            (3)          (16)
                                         -------     --------     --------       -------       --------       -------
      Total interest income              $ 3,508     $ (4,385)    $   (877)      $ 2,469       $ (1,224)      $ 1,245
                                         =======     ========     ========       =======       =========      =======

Interest paid on:
NOW accounts                             $   269     $   (845)    $   (576)      $   213       $    (37)      $   176
Savings deposits                             713       (1,052)        (339)          529            179           708
CDs $100,000 and over                       (193)        (275)        (468)          (69)            11           (58)
Other interest bearing deposits             (962)      (2,018)      (2,980)          438           (357)           81
Short term borrowings                          3           (9)          (6)         (475)          (228)         (703)
Other borrowings                             686         (127)         559           125              5           130
                                         -------     --------     --------       -------       --------       -------
      Total interest expense             $   516     $ (4,326)    $ (3,810)      $   761       $   (427)       $  334
                                         =======     ========     ========       =======       =========      =======
Net change in net interest
      income                             $ 2,992     $    (59)    $  2,933       $ 1,708       $   (797)       $  911
                                         =======     ========     ========       =======       =========      =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income increased from the second quarter of 2002, and is up significantly from the first nine months of 2001. While income from the sale of nondeposit investment products is relatively flat, all other categories of noninterest income are improved from the same nine-month period last year. The largest percentage gains achieved is income from loan sales and servicing.

Service charges on deposit accounts are up 8.7% over the second quarter of 2002, and are up 5.6% year to date. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. This improvement has been achieved as a result of continued growth of assets managed, and in spite of declines in the market value of assets resulting from recent weaknesses in the equity markets. However, market weaknesses caused Trust income to decline for the quarter. Income in this category is down 5.5% from the second quarter of 2002, but year to date is up 6.2% from the same period of last year.

Income from loan sales and servicing continues to be very strong, as a result of an increased amount of residential mortgages sold in the secondary market. Income in this category is up 64.7% from the second quarter of 2002, and remains nearly $200,000 ahead of the first nine months of 2001. It is anticipated that income from the sale of residential loans will contribute a smaller portion of income as the volume of loans sold tapers off. In addition, the Company maintains a servicing portfolio of loans sold, which will provide ongoing future income.

NONINTEREST EXPENSES
Noninterest expenses are relatively flat compared to the second quarter of 2002, but are ahead of the first nine months of 2001 by more than $1.1 million. A substantial portion of the increase reflects the growth and expansion of the Company, including staffing for UBTW which opened in April of 2001, and the Dexter office of UBT, which opened in May of 2001. These increases are noted in compensation expense, as well as occupancy and equipment expense.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company as the effective tax rate was 28.9% for the first nine months of 2002 and 26.8% for the same period of 2001. This slight increase in effective tax rate is primarily a result of declines in the percentage of the investment portfolio held in tax-exempt obligations.

NET INCOME
Third quarter consolidated net income is up 6.9% from the second quarter of 2002, and is up 43.0% over the first nine months of 2001. This reflects improvements in earnings at both banks, and Management anticipates that net income will remain strong for the remainder of the year, as a result of future earnings contributions by UBTW as well as strong earnings growth at UBT.

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

IMPACT OF NEW ACCOUNTING STANDARDS
On October 1, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution. Adoption of SFAS No. 147 on October 1, 2002 will affect the previous adoption of SFAS No. 142. Additional information about the impact of new accounting standards is contained in Note 5 of the Consolidated Financial Statements.


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

Based on the results of the simulation model as of September 30, 2002, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position remained substantially unchanged from the previous quarter.

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


ITEM 4- CONTROLS AND PROCEDURES

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

The Company's Audit and Compliance Committee is composed entirely of Directors who are not officers or employees of the Company.

Management is not aware of any significant changes in internal controls during the third quarter of 2002, nor of other factors that could significantly affect controls subsequent to the date of evaluation. Based on Management's assessment, the Company believes that, as of September 30, 2002, its internal controls are adequate and appropriate.


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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended September 30, 2002.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2002.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      (99.1) Certification of CEO/CFO Pursuant to Section 906

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
November 4, 2002


/S/ Dale L. Chadderdon
--------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David S. Hickman, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of United Bancorp, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/S/ David S. Hickman                                                            November 4, 2002
-------------------------------------------------                          -----------------------------
David S. Hickman                                                                       Date
Chairman and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dale L. Chadderdon, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of United Bancorp, Inc.

   2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/ Dale L. Chadderdon                                                          November 4, 2002
-------------------------------------------------                          -----------------------------
Dale L. Chadderdon                                                                     Date
Senior Vice President, Secretary & Treasurer

                               10-Q EXHIBIT INDEX




EXHIBIT NO.     DESCRIPTION
EX-99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002