Form 10-K
period 2002-12-31
UNITED BANCORP INC /MI/
filed 2003-03-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                     38-2606280
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes.... No....

As of February 21, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $84,612,000 (common stock, no par value.) As of February 21, 2003, there were outstanding 2,144,343 shares of registrant's common stock, no par value.

Documents Incorporated By Reference:
Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, including Management's Discussion and Analysis of Condition and Results of Operations, Reports of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements, are incorporated by reference into Parts I, II, III and IV.

                              CROSS REFERENCE TABLE

                                                                                                                    Page
 ITEM NO.                                               DESCRIPTION                                                Numbers
-----------------------------------------------------------------------------------------------------------------------------

 PART I
  1.     Business                                                                                                    3
         I     Selected Statistical Information                                                                      6
               (A)   Distribution of Assets, Liabilities and Shareholders' Equity                                    6
               (B)   Interest Rates and Interest Differential                                                        6
         II    Investment Portfolio                                                                                  6
         III   Loan Portfolio                                                                                        7
               (A)   Types of Loans                                                                                  7
               (B)   Maturities and Sensitivities of Loans to Changes in Interest Rates                              7
               (C)   Risk Elements                                                                                   8
               (D)   Other Interest Bearing Assets                                                                   8
         IV    Summary of Loan Loss Experience                                                                       8
               (A)   Changes in Allowance for Loan Losses                                                            8
               (B)   Allocation of Allowance for Loan Losses                                                         9
         V     Deposits                                                                                              9
         VI    Return on Equity and Assets                                                                           9
         VII   Short-Term Borrowings                                                                                10
 2.      Properties                                                                                                 10
 3.      Legal Proceedings                                                                                          10
 4.      Submission of Matters to a Vote of Security Holders                                                        10

 PART II
 5.      Market for Registrant's Common Equity and Related Stockholder Matters                                      10
 6.      Selected Financial Data                                                                                    11
 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                      12
 7A.     Quantitative and Qualitative Disclosures About Market Risk                                                 12
 8.      Financial Statements and Supplementary Data                                                                12
 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                       12

 PART III
 10.     Directors and Executive Officers of the Registrant                                                         13
 11.     Executive Compensation                                                                                     13
 12.     Security Ownership of Certain Beneficial Owners and Management                                             13
 13.     Certain Relationships and Related Transactions                                                             13

 PART IV
 14.     Controls and Procedures                                                                                    13
 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                                            14

         Signatures                                                                                                 15
         Certifications of Principal Executive Officer and Principal Financial Officer                              17
         Exhibit Index                                                                                              19

                                     PART I


 ITEM 1 - BUSINESS
 United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust ("UBT").

 The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

 United Savings Bank (the "Bank") opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. Since that time, the Bank has grown from a single office in Tecumseh to sixteen offices located in three counties in Southeast Michigan. The Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson, and UBT was acquired by the Company on January 1, 1986.

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

 The Company's subsidiary banks (the "Banks") offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

 The Banks maintain correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services. UBTW also maintains a correspondent banking relationship with UBT.

 The Company's Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and Michigan Bankers Insurance Center, LLC, and derive income from the sale of various insurance products to banking clients.

 The following table shows comparative information concerning the Banks as of December 31, 2002, in thousands of dollars:


                                                                  Assets      Loans      Deposits
                                                                ---------   ---------    ---------
         United Bank & Trust                                    $ 530,949   $ 375,880    $ 437,933
         United Bank & Trust - Washtenaw                           60,304      54,646       37,592

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

 Supervision and Regulation
 As a bank holding company within the meaning of the Bank Holding Company Act, the Company is required by said Act to file quarterly and annual reports of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve is the primary regulator of the Company.

 The Bank Holding Company Act requires every bank holding company to obtain prior approval of the Federal Reserve Board before it may merge with or consolidate into another bank holding company, acquire substantially all the assets of any bank, or acquire ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank holding company or bank. The Federal Reserve Board may not approve the acquisition by the Company of voting shares or substantially all the assets of any bank located in any state other than Michigan unless the laws of such other state specifically authorize such an acquisition. The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. However, holding companies may engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve Board to be so closely related to banking or the management or control of banks as to be a proper incident thereto.

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

 In order to qualify as a financial holding company, a bank holding company must file an election to become a financial holding company and each of its banks must be "well capitalized" and "well managed." In addition, the GLB Act requires satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company and its Banks are also subject to certain state laws that deal with the use and distribution of non-public personal information. The Company believes that the GLB Act could significantly increase competition in its business, and the Company elected to become a financial holding company during 2000.

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

 The capital ratios of the Company and Banks exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Bank for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-35 of the Company's Proxy provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

 Information regarding accounting standards adopted by the Company are discussed beginning on Page A-24 of the Company's Proxy, and is incorporated herein by reference.

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

 Employees
 On December 31, 2002, the Company and its subsidiaries employed 183 full-time and 52 part-time employees. This compares to 188 full time and 54 part time employees as of December 31, 2001. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Banks, who are not compensated by the Company.

 I       SELECTED STATISTICAL INFORMATION

 (A)     DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;
 (B)     INTEREST RATES AND INTEREST DIFFERENTIAL:

 The information required by these sections are contained on Pages A-3, A-4 and A-5 of the Company's 2003 Proxy Statement, and are incorporated herein by reference.

 II      INVESTMENT PORTFOLIO

 The following table reflects the carrying values and yields of the Company's securities portfolio for 2002. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.


 Carrying Values and Yields of Investments
 -----------------------------------------
 In thousands of dollars where applicable            0 - 1        1 - 5       5 - 10     Over 10
 Available For Sale                                  Year         Years       Years       Years        Total
 ------------------                                ---------    ---------    --------   ----------   ---------
 U.S. Treasury and government agencies (1)          $ 13,231     $ 28,074     $ 2,108     $      -    $ 43,413
         Weighted average yield                        3.09%        4.50%       5.35%            -       4.11%
 Obligations of states and political subdivisions   $ 12,888     $ 11,479     $ 6,419     $  7,257    $ 38,043
         Weighted average yield                        4.58%        5.61%       7.61%        7.61%       5.97%
 Equity and other securities (2)                    $  9,245     $  6,679     $     -     $      -    $ 15,924
         Weighted average yield                        5.17%        4.97%           -            -       5.09%
         Total securities                           $ 35,364     $ 46,232     $ 8,527     $  7,257    $ 97,380
               Weighted average yield                  4.18%        4.84%       7.04%        7.61%       4.99%

 (1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.
 (2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

 As of December 31, 2002, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-7, and in Note 3 on Page A-27 of the Company's 2003 Proxy Statement, and is incorporated herein by reference.

 III     LOAN PORTFOLIO
 (A)     TYPES OF LOANS

 The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                       2002         2001        2000         1999        1998
                                                      ------       ------      ------       ------      ------
         Personal                                  $  71,010    $  62,792   $  59,172    $  59,045   $  58,797
         Business and commercial mortgage            212,611      163,329     115,155       99,832      82,521
         Tax exempt                                    1,417        1,878       2,030        1,710       1,381
         Residential mortgage (1)                    110,985      117,553     127,768      114,150     104,903
         Construction                                 34,503       33,172      34,382       33,530      22,647
                                                   ---------    ---------   ---------    ---------   ---------
               Total loans (1)                     $ 430,526    $ 378,724   $ 338,507    $ 308,267   $ 270,249
                                                   =========    =========   =========    =========   =========

         Personal                                      16.5%        16.6%       17.5%        19.2%       21.8%
         Business and commercial mortgage              49.4%        43.1%       34.0%        32.4%       30.5%
         Tax exempt                                     0.3%         0.5%        0.6%         0.6%        0.5%
         Residential mortgage (1)                      25.8%        31.0%       37.7%        37.0%       38.8%
         Construction                                   8.0%         8.8%       10.2%        10.9%        8.4%
                                                   ---------    ---------   ---------    ---------   ---------
               Total loans (1)                        100.0%       100.0%      100.0%       100.0%      100.0%
                                                   =========    =========   =========    =========   =========

         (1)   Includes loans held for sale

 (B)     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

 The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2002, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                                  0 - 1       1 - 5       After 5
                                                                  Year        Years        Years       Total
                                                                ---------   ---------    ---------   ---------
         Business and commercial mortgage - fixed rate          $  13,664   $  60,334    $  21,121   $  95,119
         Business and commercial mortgage - variable rate          33,543      50,459       33,490     117,492
         Tax exempt - fixed rate                                       34         868          515       1,417
         Tax exempt - variable rate                                     -           -            -           -
         Construction -fixed rate                                   6,619       1,357          984       8,960
         Construction -variable rate                               24,639         904            -      25,543
                                                                ---------   ---------    ---------   ---------
               Total fixed rate                                    20,317      62,559       22,620     105,496
               Total variable rate                                 58,182      51,363       33,490     143,035
                                                                ---------   ---------    ---------   ---------
                     Total                                      $  78,499   $ 113,922    $  56,110   $ 248,531
                                                                =========   =========    =========   =========

 (C)     RISK ELEMENTS
         Non-Accrual, Past Due and Restructured Loans

 The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2002, in thousands of dollars:

         Gross amount of interest that would have been recorded at original rate             $ 149
         Interest that was included in revenue                                                   -
                                                                                             -----
         Net impact on interest revenue                                                      $ 149
                                                                                             =====

 Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-8, A-9 and A-10, in Note 1 on Pages A-24 and A-25 and Notes 5 and 6 on Pages A-28 and A-29 of the Company's Proxy Statement, and is incorporated herein by reference.

 At December 31, 2002, the Banks had two loans, other than those disclosed above, for a total of $313,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

 (D)     OTHER INTEREST BEARING ASSETS
 As of December 31, 2002, other than $467,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under
 Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

 IV      SUMMARY OF LOAN LOSS EXPERIENCE
 (A)     CHANGES IN ALLOWANCE FOR LOAN LOSSES
 The table below summarizes changes in the allowance for loan losses for the years 1998 through 2002, in thousands of dollars.


                                                       2002         2001        2000         1999       1998
                                                      ------       ------      ------       ------     ------
 Balance at beginning of period                     $  4,571     $  4,032    $  3,300     $  2,799    $  2,467
 Charge-offs:
         Business and commercial mortgage                338           73         171          166           9
         Residential mortgage                              -           50           -           10           -
         Personal                                        484          238         314          792       1,097
                                                    --------     --------    --------     --------    --------
          Total charge-offs                              822          361         485          968       1,106
                                                    --------     --------    --------     --------    --------
 Recoveries:
         Business and commercial mortgage                 16           40           4           24          29
         Residential mortgage                              -            -           -            -           -
         Personal                                        105          138         184          185         161
                                                    --------     --------    --------     --------    --------
          Total recoveries                               121          178         188          209         190
                                                    --------     --------    --------     --------    --------
 Net charge-offs                                         701          183         297          759         916
                                                    --------     --------    --------     --------    --------
 Additions charged to operations                       1,105          722       1,129        1,260       1,248
 Adjustment for credit cards sold                          -            -        (100)           -           -
                                                    --------     --------    --------     --------    --------
 Balance at end of period                           $  4,975     $  4,571    $  4,032     $  3,300    $  2,799
                                                    ========     ========    ========     ========    ========
 Ratio of net charge-offs to average loans             0.17%        0.05%       0.09%        0.27%       0.35%
 Allowance as percent of total loans                   1.16%        1.21%       1.19%        1.07%       1.04%

 The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,105,000 in 2002, compared to $722,000 in 2001 and $1,129,000 in 2000. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.15% of the portfolio.

 (B)     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

 The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                                       2002         2001        2000         1999        1998
                                                      ------       ------      ------       ------      ------
         Business and commercial mortgage           $  3,950     $  3,060    $  2,580     $  1,130    $    864
         Tax exempt                                        -            -           -            -           -
         Residential mortgage                             15           20           7           22          36
         Personal                                        571          496         638          646         762
         Construction                                      -            -           -            -           -
         Unallocated                                     439          995         807        1,502       1,137
                                                    --------     --------    --------     --------    --------
         Total                                      $  4,975     $  4,571    $  4,032     $  3,300    $  2,799
                                                    ========     ========    ========     ========    ========

 The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

 V       DEPOSITS

 The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-4 and maturities of time deposits is provided in Note 9 on Page A-30 of the Company's Proxy Statement, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2002, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                                                                          Time
                                                                                      Certificates
                                                                                      ------------
         Within three months                                                          $      6,262
         Over three through six months                                                       5,612
         Over six through twelve months                                                      3,219
         Over twelve months                                                                 13,346
                                                                                      ------------
         Total                                                                        $     28,439
                                                                                      ============

 VI      RETURN ON EQUITY AND ASSETS

 Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-2 and A-3 of the Company's Proxy Statement, and are incorporated herein by reference.

 VII     SHORT-TERM BORROWINGS

 The information required by this section is contained in Note 10 on Page A-30 of the Company's Proxy Statement, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

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

 No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

 ITEM 5 -            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

 PRICE RANGE FOR COMMON STOCK
 The following table shows the high and low selling prices of common stock of the Company for each quarter of 2002 and 2001 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter, and there is no established public trading market for the common stock. The Company had 1,184 shareholders as of December 31, 2002. The prices and dividends per share have been adjusted to reflect the 2002 and 2001 stock dividends.


                           2002                                      2001
            --------------------------------          ---------------------------------
                Market price         Cash                 Market price          Cash
            --------------------  dividends           ---------------------  dividends
 Quarter      High         Low     declared               High        Low     declared
 -------    --------------------------------          ---------------------------------
  1st       $ 51.00     $ 48.57    $ 0.287              $ 46.26    $ 45.35    $  0.271
  2nd         52.00       51.00      0.300                48.57      46.26       0.286
  3rd         53.00       52.00      0.300                48.57      48.57       0.286
  4th         54.00       53.00      0.450                48.57      48.57       0.400


 All equity compensation plans have been approved by the Company's shareholders.

 ITEM 6 -            SELECTED FINANCIAL DATA

 The following tables present five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).


 FINANCIAL CONDITION                                         2002       2001       2000       1999       1998
 -------------------                                         ----       ----       ----       ----       ----
 ASSETS
 Cash and demand balances in other banks                 $ 16,719   $ 15,980   $ 16,822   $ 17,469   $ 12,348
 Federal funds sold                                         7,700     10,800     21,300         --         --
 Securities available for sale                             97,380     90,243     72,679     81,923     58,468
 Securities held to maturity                                   --         --         --         --     36,919
 Net loans                                                425,551    374,153    334,475    304,967    267,450
 Other assets                                              26,549     27,526     23,585     23,162     18,510
                                                         --------   --------   --------   --------   --------
         Total Assets                                    $573,899   $518,702   $468,861   $427,521   $393,695
                                                         ========   ========   ========   ========   ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest bearing deposits                            $ 71,976   $ 61,845   $ 52,555   $ 46,829   $ 42,468
 Interest bearing certificates of deposit of
   $100,000 or more                                        28,439     29,462     46,445     32,445     31,108
 Other interest bearing deposits                          371,135    359,991    308,957    281,569    263,691
                                                         --------   --------   --------   --------   --------
   Total deposits                                         471,550    451,298    407,957    360,843    337,267
 Short term borrowings                                         75      1,019         --     19,300      3,874
 Other borrowings                                          41,867     12,009     12,328      3,624     10,900
 Other liabilities                                          7,027      6,199      3,522      2,790      2,890
                                                         --------   --------   --------   --------   --------
   Total Liabilities                                      520,519    470,525    423,807    386,557    354,931
 Shareholders' Equity                                      53,380     48,177     45,054     40,964     38,764
                                                         --------   --------   --------   --------   --------
   Total Liabilities and Shareholders' Equity            $573,899   $518,702   $468,861   $427,521   $393,695
                                                         ========   ========   ========   ========   ========


 RESULTS OF OPERATIONS                                       2002       2001       2000       1999       1998
 ---------------------                                       ----       ----       ----       ----       ----
 Interest income                                         $ 33,535   $ 34,400   $ 33,549   $ 29,408   $ 28,993
 Interest expense                                          10,716     14,919     15,900     12,254     13,032
                                                         --------   --------   --------   --------   --------
    Net Interest Income                                    22,819     19,481     17,649     17,154     15,961
 Provision for loan losses                                  1,105        722      1,129      1,260      1,248
 Noninterest income                                         9,999      8,641      7,396      6,142      5,400
 Noninterest expense                                       21,644     20,537     16,096     15,102     13,208
                                                         --------   --------   --------   --------   --------
    Income before Federal income tax                       10,069      6,863      7,820      6,934      6,905
 Federal income tax                                         2,934      1,857      2,194      1,819      1,803
                                                         --------   --------   --------   --------   --------
    Net Income                                           $  7,135   $  5,006   $  5,626   $  5,115   $  5,102
                                                         ========   ========   ========   ========   ========

 Basic earnings per share (1) (2)                        $   3.36   $   2.36   $   2.66   $   2.42   $   2.42
 Diluted earnings per share (1) (2)                          3.35       2.36       2.66       2.42       2.42
 Cash dividends declared per share (2)                       1.34       1.24       1.18       1.08       0.98


         (1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
         (2) Adjusted to reflect the stock dividends paid in 2002, 2001, 2000, 1999 and 1998.


 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information required by this item is contained on pages A-2 through A-17 in the Company's 2003 Proxy Statement, and is incorporated herein by reference.


 ITEM 7A -           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The information required by this item is contained on pages A-11 through A-14 in the Company's 2003 Proxy Statement, and is incorporated herein by reference.


 ITEM 8 -            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The information required by this item is contained on pages A-19 through A-38 in the Company's 2003 Proxy Statement, and is incorporated herein by reference.


 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 The information required by this item is contained on page 14 of the Company's 2003 Proxy Statement under the heading "Relationship With Independent Public Accountants" and is incorporated herein by reference.

                                    PART III

 Information called for by some of the items within this part is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, and is incorporated herein by reference, as follows:

                                                                          Pages in Proxy
                                                                             Statement
                                                                             ---------
 ITEM 10 -           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT         3-6

 ITEM 11 -           EXECUTIVE COMPENSATION                                     7-12

 ITEM 12 -           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                       AND MANAGEMENT                                          12-13

 ITEM 13 -           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



 Information appearing on page 14 and in Note 14 on Page A-32 of the Company's 2003 Proxy Statement for the Annual Meeting of Shareholders to be held April 15, 2003, is incorporated herein by reference in response to this item.

                                     PART IV

 ITEM 14 -           CONTROLS AND PROCEDURES

 (a) The term "disclosure controls and procedures" is defined in Rules 13a-14(C)and 15d-14(C)of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

 (b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the Evaluation Date.

 ITEM 15 -           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

 (a)     The following documents are filed as a part of this report:
         1. The following financial statements of the Company and its subsidiaries, included in the Company's 2003 Proxy Statement are incorporated herein by reference:

                                                                                      Pages in Proxy
                                                                                         Statement
                                                                                         ---------
             Consolidated Balance Sheets - December 31, 2002 and 2001                      A-20

             Consolidated Statements of Income - Years Ended December 31,
             2002, 2001 and 2000                                                           A-21

             Consolidated Statements of Cash Flows - Years Ended December 31,
             2002, 2001 and 2000                                                           A-22

             Consolidated Statements of Changes in Shareholders' Equity -
             Years Ended December 31, 2002, 2001 and 2000                                  A-23

             Notes to Consolidated Financial Statements                                 A-24-A-38

             Report of Independent Accountants, BKD LLP, Dated January 31, 2003            A-19

         2.  Financial statement schedules are not applicable.

 (b) On November 15, 2002, the Company filed a report on Form 8-K disclosing in Item 4 thereof changes in the Company's certifying accountant. No other reports on Form 8-K were filed during the fourth quarter of 2002.

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

          11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-26 and Note 19 on Page A-36 of the Company's 2003 Proxy Statement.

          13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 which incorporates Management's Discussion and Analysis of Financial Condition and Results of Operations, Reports of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's 2003 Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

          21   Listing of Subsidiaries, filed herewith.

        23(a)  Consent of BKD LLP, Independent Accountants, filed herewith.

        23(b) Consent of Crowe, Chizek and Company LLP, Independent Accountants, filed herewith.

          24 Powers of Attorney contained on the signature pages of the 2002 Annual Report on Form 10-K.

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

    United Bancorp, Inc.


    /s/ David S. Hickman                                     February 12, 2003
   -----------------------------------                     ---------------------
    David S. Hickman, Chairman and                                 Date
    Chief Executive Officer, Director

                                POWER OF ATTORNEY

 KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David S. Hickman and Dale L. Chadderdon, and each of them, his true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 12, 2003.

 /s/ Joseph D. Butcko                          /s/ Donald J. Martin
--------------------------------------------  --------------------------------------------
 Joseph D. Butcko, Director                    Donald J. Martin, Director



 /s/ Robert K. Chapman                         /s/ David E. Maxwell
--------------------------------------------  --------------------------------------------
 Robert K. Chapman, Vice Chairman, Director    David E. Maxwell, Director



 /s/ George H. Cress                           /s/ Chris L. McKenney
--------------------------------------------  --------------------------------------------
 George H. Cress, Director                     Chris L. McKenney, Director



 /s/ John H. Foss                              /s/ John J. Wanke
--------------------------------------------  --------------------------------------------
 John H. Foss, Director                        John J. Wanke, President and Chief
                                               Operating Officer, Director


 /s/ Patricia M. Garcia
--------------------------------------------
 Patricia M. Garcia, Director                  /s/ Dale L. Chadderdon
                                              --------------------------------------------
                                               Dale L. Chadderdon, Senior Vice President,
                                               Secretary and Treasurer

 /s/ James C. Lawson
--------------------------------------------
 James C. Lawson, Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
      DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, David S. Hickman, certify that:

     1.  I have reviewed this annual report on Form 10-K of United Bancorp, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


 /s/ David S. Hickman                                         February 12, 2003
------------------------------------                         -------------------
 David S. Hickman                                                   Date
 Chairman and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
      DISCLOSURE PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

 I, Dale L. Chadderdon, certify that:

     1.  I have reviewed this annual report on Form 10-K of United Bancorp, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


 /s/ Dale L. Chadderdon                                       February 12, 2003
------------------------------------                         -------------------
 Dale L. Chadderdon                                                  Date
 Senior Vice President, Secretary & Treasurer

                                  EXHIBIT INDEX



 EXHIBIT NO.                                            DESCRIPTION                                              PAGE NO.
 -----------                                            -----------                                              --------
 Exhibit 13                          Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations, Report of Independent Auditors,
                                     Consolidated Financial Statements and Notes to Consolidated
                                     Financial Statements of Registrant's Annual Report to Shareholders
                                     for the fiscal year ended December 31, 2002 which is incorporated from the Company's 2003 Proxy Statement (not deemed filed
                                     except for those portions which are specifically incorporated herein by reference.

 Exhibit 21                          Subsidiaries                                                                   20

 Exhibit 23                          Consent of Independent Accountants - BKD LLP                                   21

 Exhibit 24                          Power of Attorney contained on the signature pages of the 2002                 16
                                     Annual Report on Form 10-K.

 Exhibit 99.1                        Certification pursuant to 18 U.S.C. Section 1350, as adopted                   22
                                     pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Exhibit 99.2                        Report of Prior Independent Auditors - Crowe Chizek                            23
