Form 10-Q
period 2003-03-31
UNITED BANCORP INC /MI/
filed 2003-05-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

               Yes            [X]            No            [_]

 As of May 2, 2003, there were outstanding 2,114,732 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                     DESCRIPTION                                PAGE NO.
--------------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Condensed)                                       3
        (a)  Consolidated Balance Sheets                                       3
        (b)  Consolidated Statements of Income                                 4
        (c)  Consolidated Statements of Changes in Shareholders' Equity        5
        (d)  Consolidated Statements of Cash Flows                             6
        (e)  Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Financial Condition                                                    9
        Liquidity and Capital Resources                                       12
        Results of Operations                                                 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            16
Item 4. Controls and Procedures                                               17


                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18
Item 2. Changes in Securities and Use of Proceeds                             18
Item 3. Defaults Upon Senior Securities                                       18
Item 4. Submission of Matters to a Vote of Security Holders                   18
Item 5. Other Information                                                     18
Item 6. Exhibits and Reports on Form 8-K                                      18
Signatures                                                                    19
Exhibits
      Disclosure Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    20
      Disclosure Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (Condensed)
(A)   CONSOLIDATED BALANCE SHEETS


In thousands of dollars                                        (unaudited)               (unaudited)
                                                                March 31,  December 31,   March 31,
ASSETS                                                            2003         2002         2002
                                                                --------     --------     --------
Cash and demand balances in other banks                         $ 16,209     $ 16,719     $ 19,593
Federal funds sold                                                26,300        7,700        4,000
                                                                --------     --------     --------
Total cash and cash equivalents                                   42,509       24,419       23,593

Securities available for sale                                     95,254       97,380      102,654

Loans held for sale                                                3,670        7,873        3,570
Portfolio loans                                                  415,875      422,653      388,041
                                                                --------     --------     --------
Total loans                                                      419,545      430,526      391,611
Less allowance for loan losses                                     5,159        4,975        4,684
                                                                --------     --------     --------
Net loans                                                        414,386      425,551      386,927

Premises and equipment, net                                       14,133       14,123       15,190
Goodwill                                                           3,469        3,469        3,413
Accrued interest receivable and other assets                       9,289        8,957        8,441
                                                                --------     --------     --------
TOTAL ASSETS                                                    $579,040     $573,899     $540,218
                                                                ========     ========     ========

LIABILITIES
Deposits
      Noninterest bearing                                       $ 69,614     $ 71,976     $ 63,956
      Interest bearing deposits                                  407,105      399,574      403,179
                                                                --------     --------     --------
Total deposits                                                   476,719      471,550      467,135

Federal funds purchased and other short term borrowings               75           75          521
Other borrowings                                                  41,867       41,867       18,009
Accrued interest payable and other liabilities                     5,985        7,027        5,617
                                                                --------     --------     --------
TOTAL LIABILITIES                                                524,646      520,519      491,282

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,114,732, 2,114,765 and
      2,009,242 shares issued and outstanding                     39,178       39,122       33,617
Stock dividend payable                                             6,344            -        5,124
Retained earnings                                                  7,709       12,977        9,733
Accumulated other comprehensive income, net of tax                 1,163        1,281          462
                                                                --------     --------     --------
TOTAL SHAREHOLDERS' EQUITY                                        54,394       53,380       48,936
                                                                --------     --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $579,040     $573,899     $540,218
                                                                ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

(B)   CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          Three Months Ended
In thousands of dollars, except per share data                 March 31,
                                                        ---------------------
                                                          2003         2002
                                                        --------     --------
INTEREST INCOME
Interest and fees on loans                              $  6,993     $  6,950
Interest on securities
      Taxable                                                602          702
      Tax exempt                                             314          395
Interest on federal funds sold                                54           68
                                                        --------     --------
Total interest income                                      7,963        8,115

INTEREST EXPENSE
Interest on deposits                                       1,798        2,406
Interest on short term borrowings                              -            4
Interest on other borrowings                                 534          262
                                                        --------     --------
Total interest expense                                     2,332        2,672
                                                        --------     --------
NET INTEREST INCOME                                        5,631        5,443
Provision for loan losses                                    313          192
                                                        --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        5,318        5,251

NONINTEREST INCOME
Service charges on deposit accounts                          603          504
Trust & Investment fee income                                699          735
Loan sales and servicing                                     841          372
ATM, debit and credit card fee income                        342          303
Sales of nondeposit investment products                      124          226
Other income                                                 143          149
                                                        --------     --------
Total noninterest income                                   2,752        2,289

NONINTEREST EXPENSE
Salaries and employee benefits                             3,323        3,071
Occupancy and equipment expense, net                         958          944
External data processing                                     310          277
Advertising and marketing                                    112          145
Other expense                                                818          850
                                                        --------     --------
Total noninterest expense                                  5,521        5,287
                                                        --------     --------
INCOME BEFORE FEDERAL INCOME TAX                           2,549        2,253
Federal income tax                                           766          630
                                                        --------     --------
NET INCOME                                              $  1,783     $  1,623
                                                        ========     ========

Basic earnings per share                                $   0.80     $   0.73
Diluted earnings per share                                  0.79         0.73
Cash dividends declared per share of common stock           0.31         0.27

The accompanying notes are an integral part of these consolidated financial statements.

(C) CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
TOTAL SHAREHOLDERS' EQUITY                          2003          2002
                                                  --------      --------

Balance at beginning of period                    $ 53,380      $ 48,177

Net Income                                           1,783         1,623
Other comprehensive income:
      Net change in unrealized gains (losses)
      on securities available for sale, net           (118)         (293)
                                                  --------      --------
Total comprehensive income                           1,665         1,330

Cash dividends declared                               (699)         (603)
Common stock transactions                               48            32
                                                  --------      --------
Balance at end of period                          $ 54,394      $ 48,936
                                                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

(D)   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


In thousands of dollars                                                         Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                2003          2002
                                                                              --------      --------
Cash Flows from Operating Activities
Net income                                                                    $  1,783      $  1,623

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                      707           753
Provision for loan losses                                                          313           192
Gain on sale of loans                                                             (945)         (341)
Proceeds from sales of loans originated for sale                                56,855        24,000
Loans originated for sale                                                      (51,707)      (20,543)
Change in accrued interest receivable and other assets                            (271)          441
Change in accrued interest payable and other liabilities                          (790)         (342)
                                                                              --------      --------
Net cash from operating activities                                               5,945         5,783

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                 (9,773)      (22,802)
      Maturities and calls                                                      10,203         8,130
      Principal payments                                                         1,271         1,630
Net change in portfolio loans                                                    6,649       (16,082)
Premises and equipment expenditures, net                                          (471)         (374)
                                                                              --------      --------
Net cash from investing activities                                               7,879       (29,498)

Cash Flows from Financing Activities
Net change in deposits                                                           5,169        15,837
Net change in short term borrowings                                                  -          (498)
Proceeds from other borrowings                                                   2,000         8,000
Principal payments on other borrowings                                          (2,000)       (2,000)
Proceeds from common stock transactions                                             48            32
Dividends paid                                                                    (951)         (843)
                                                                              --------      --------
Net cash from financing activities                                               4,266        20,528
                                                                              --------      --------
Net change in cash and cash equivalents                                         18,090        (3,187)

Cash and cash equivalents at beginning of year                                  24,419        26,780
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $ 42,509      $ 23,593
                                                                              ========      ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                 $  2,423      $  2,789
Income tax paid                                                                      -             -


The accompanying notes are an integral part of these consolidated financial statements.

(E)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $209,803,000 and $173,672,000 at the end of March 2003 and 2002. The balance of loans serviced for others related to servicing rights that have been capitalized was $203,137,000 and $162,437,000 at March 31, 2003 and 2002.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2003 and 2002 follows:

                                                    2003           2002
                                                   ------         ------
      Balance at January 1                         $ 1,352        $ 1,100
      Amount capitalized year to date                  360            154
      Amount amortized year to date                   (231)           (81)
                                                   -------        -------
      Balance at period end                        $ 1,481        $ 1,173
                                                   =======        =======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2003 and 2002.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE
Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2003 and 2002, the Company declared 5% stock dividends payable in May 2003 and 2002. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. A reconciliation of basic and diluted earnings per share follows:


                                                                        Three Months Ended
In thousands of dollars, except per share data                             March 31,
                                                                     -----------------------
                                                                        2003         2002
                                                                     ---------     ---------
      Net income                                                      $ 1,783      $   1,623
                                                                     =========     =========
      Basic earnings:
          Weighted average common shares outstanding                 2,220,490     2,215,189
          Weighted average contingently issuable shares                 18,307        15,078
                                                                     ---------     ---------
          Total weighted average shares outstanding                  2,238,797     2,230,267
                                                                     =========     =========
          Basic earnings per share                                   $    0.80     $    0.73
                                                                     =========     =========

                                                                     Three Months Ended
      Diluted earnings:                                                  March 31,
                                                                    -----------------------
          Weighted average common shares outstanding                  2003          2002
                                                                    ---------     ---------
          from basic earnings per share                             2,238,797     2,230,267
          Dilutive effect of stock options                              8,556         4,239
                                                                    ---------     ---------
          Total weighted average shares outstanding                 2,247,353     2,234,506
                                                                    =========     =========
          Diluted earnings per share                                $    0.79     $    0.73
                                                                    =========     =========


A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

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

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 126,182 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then- current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:

                                                Options       Weighted Average
                                              Outstanding      Exercise Price
      Balance at January 1, 2003                    79,821            $ 44.80
      Options granted                               23,000              54.35
      Options exercised                                  -                  -
      Options forfeited                                  -                  -
                                                  --------

      Balance at March 31, 2003                    102,821            $ 46.94
                                                  ========

Options granted under the plan during the current year were 21,000 on January 10, 2003, 1,000 on February 17, 2003 and 1,000 on March 12, 2003. The weighted fair value of the options granted was $3.93. For stock options outstanding at March 31, 2003, the range of average exercise prices was $41.46 to $60.00 and the weighted average remaining contractual term was 8.2 years. At March 31, 2003, 44,852 options were exercisable at the weighted average exercise price of $44.10.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended March 31, 2003 and 2002.

                                                                                   Three Months Ended
In thousands of dollars, except per share data                                         March 31,
                                                                                 ---------------------
                                                                                   2003          2002
                                                                                 -------       -------
      Net income, as reported                                                    $ 1,783       $ 1,623
          Less: Total stock-based compensation cost, net of taxes                     21            23
                                                                                 -------       -------
      Pro forma net income                                                       $ 1,762       $ 1,600
                                                                                 =======       =======

                                                                   Three Months Ended
                                                                       March 31,
                                                                 --------------------
      Earnings per share:                                         2003          2002
                                                                 ------        ------
          Basic        As reported                               $ 0.80        $ 0.73
          Basic        Pro forma                                   0.79          0.72

          Diluted      As reported                               $ 0.79        $ 0.73
          Diluted      Pro forma                                   0.78          0.72

NOTE 5: EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed state statement is not known.


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three month periods ending March 31, 2003 and 2002.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to increase during the first quarter of 2003, as investment securities replaced a portion of the Company's short term funds sold. This growth in the portfolio was primarily in short term investments, which caused the mix of the securities portfolio to shift somewhat. During the quarter, short-term agency and corporate bonds replaced maturing municipal obligations. The following chart shows the percentage mix of the securities portfolio.

                                                               3/31/2003    12/31/2002     3/31/2002
                                                               ---------    ----------     ---------
      U.S. Treasury and agency securities                            37.2%         30.6%          28.7%
      Mortgage backed agency securities                              12.8%         14.0%          15.0%
      Obligations of states and political subdivisions               35.8%         39.1%          37.4%
      Corporate, asset backed, and other securities                  14.2%         16.3%          18.9%
                                                                     -----         -----          -----
          Total Securities                                          100.0%        100.0%         100.0%
                                                                    ======        ======         ======


The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 12% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan balances declined during the first quarter of 2003, reflecting continued refinancing in the Company's residential mortgage portfolios, into products that are sold on the secondary market. Personal loan balances were also down somewhat, while balances in the business loan portfolio were up for the quarter.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with declining percentages of residential mortgage loans and personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                          March 31, 2003           December 31, 2002             March 31, 2002
                                      ----------------------    -----------------------      ----------------------
Total loans:                           Balance    % of total     Balance    % of total        Balance    % of total
                                      ---------   ----------    ---------   -----------      ---------   ----------
      Personal                        $  68,311        16.3%    $  71,010         16.5%       $ 62,335        15.9%
      Business loans and
          commercial mortgages          218,508        52.1%      212,611         49.4%        180,932        46.2%
      Tax exempt                          1,279         0.3%        1,417          0.3%          1,818         0.5%
      Residential mortgage               96,769        23.1%      110,985         25.8%        118,118        30.2%
      Construction                       34,678          8.3%      34,503           8.0%        28,408          7.2%
                                        -------   ----------    ---------   -----------      ---------   ----------
          Total loans                 $ 419,545        100.0%   $ 430,526        100.00%     $ 391,611        100.0%
                                      =========   ==========    =========   ===========      =========   ==========

The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Demand for loans continues to be strong in all loan portfolios, although a portion of this production is sold in the secondary markets.

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

                                                               3/31/2003    12/31/2002     3/31/2002
                                                               ---------    ----------     ---------
      Nonaccrual loans                                          $ 3,302        $ 1,583       $ 1,081
      Loans past due 90 days or more                                353            748           691
      Troubled debt restructurings                                   --             --           130
                                                               --------       --------       -------
          Total nonperforming loans                               3,655          2,331         1,902
      Other real estate                                             467            467           179
                                                               --------       --------       -------
          Total nonperforming assets                            $ 4,122        $ 2,798       $ 2,081
                                                               ========       ========       =======
      Percent of nonperforming loans to total loans                0.87%          0.54%         0.49%
      Percent of nonperforming assets to total assets              0.71%          0.49%         0.39%

The Company's classification of nonperforming loans is generally consistent with loans identified as impaired. The amount listed in the table above as other real estate reflects a small number of commercial properties that were acquired in lieu of foreclosure. Total dollars in this category remain unchanged from December 31, 2002. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

Nonperforming assets are up from prior periods, as credit quality has declined somewhat. Balances in non- accrual loans are up substantially compared to the levels achieved at the end of 2002 and March 31, 2002. Delinquencies are down from year end 2002 and the end of the first quarter of 2002. Overall, the Company's ratios of nonperforming loans have increased since December of 2002, substantially all as a result of the increase in nonaccrual loans. The ratios continue to compare favorably with other banks of similar size and makeup.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the portfolio. Net charge-offs for the period have remained lower than the provision added to the allowance for loan losses, resulting in an increase in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2003 and 2002 follows:

                                                       2003           2002
                                                      -------        ------
      Balance at January 1:                           $ 4,975        $ 4,571
      Loans charged off                                  (148)          (108)
      Recoveries credited to allowance                     19             29
      Provision charged to operations                     313            192
                                                      -------        -------
      Balance at March 31                             $ 5,159        $ 4,684
                                                      =======        =======

The Company has increased its provision for loan losses over the same period in 2002 as a result of continued loan growth and the upward trend in balances of nonperforming loans. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2003 and 2002, and December 31, 2002.

                                                    3/31/2003    12/31/2002     3/31/2002
                                                    ---------    ----------     ---------
      Business and commercial mortgage                $ 4,591       $ 3,950        $ 3,983
      Tax exempt                                            -             -              -
      Residential mortgage                                 14            15             21
      Personal                                            554           571            498
      Construction                                          -             -              -
      Unallocated                                           -           439            182
                                                      -------       -------        -------
        Total                                         $ 5,159       $ 4,975        $ 4,684
                                                      =======       =======        =======

One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 31.4% of the portfolio at March 31, 2003, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

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

DEPOSITS
Deposit growth improved in the first quarter of 2003. Total deposits increased at an annualized rate of 4.4% in the first quarter, compared to growth of 4.5% in 2002. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

As in the past, the majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2003 and 2002.

                                                     2003           2002
                                                     -----          ----
      Noninterest bearing deposits                   14.6%          13.7%
      Interest bearing deposits                      85.4%          86.3%
                                                    ------         ------
          Total deposits                            100.0%         100.0%
                                                    ======         ======


LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS
The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2003 and 2002. Short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 2003 and 2002, and December 31, 2002. Dollars are shown in thousands.

                                                   Regulatory Guidelines                United Bancorp, Inc.
                                                   ---------------------       --------------------------------------
                                                   Adequate       Well         3/31/2003     12/31/2002     3/31/2002
                                                   --------       ----         ---------     ----------     ---------
      Tier 1 capital to average assets                4%           5%               8.7%           8.8%          8.5%
      Tier 1 capital to risk weighted assets          4%           6%              11.8%          11.6%         11.9%
      Total capital to risk weighted assets           8%          10%              13.0%          12.8%         13.1%

      Total shareholders' equity                                               $ 54,394       $ 53,380      $ 48,936
      Intangible assets                                                          (3,469)        (3,469)       (3,413)
      Disallowed servicing assets                                                  (148)           (97)            -
      Unrealized (gain) loss on securities available for sale                    (1,163)        (1,281)         (462)
                                                                               --------       --------      --------
          Tier 1 capital                                                         49,614         48,533        45,061
      Allowable loan loss reserves                                                5,032          4,975         4,670
                                                                               --------       --------      --------
          Tier 2 capital                                                       $ 54,646       $ 53,508      $ 49,731
                                                                               ========       ========      ========

                              RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2003 was improved from that of the first quarter of 2002, but was down from the record earnings of the fourth quarter of last year. Net income contributed by UBT continues to increase, and UBTW reached profitability during the fourth quarter of 2002.

NET INTEREST INCOME
Net interest income increased by 3.4% from the first quarter of 2002, but was down 3.1% from the fourth quarter of the year. During the first quarter of 2003, yields on earning assets and the cost of funds continued to decline as a result of the unprecedented decline in market interest rates initiated by the Federal Reserve during 2001 and 2002. At the same time, the Company's level of excess funding has increased, resulting in lower overall yields on earning assets. Spread and net interest margin is lower than that of the first quarter and the full year of 2002. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2003 and 2002.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                                      Quarter ended March 31,
                                             ---------------------------------------------------------------------------------
dollars in thousands                           2003                                         2002
                                             --------                                     -------
                                              Average         Interest        Yield/      Average       Interest       Yield/
ASSETS                                        Balance            (b)         Rate (c)     Balance         (b)         Rate (c)
                                              -------         --------       --------     -------         ---         --------
Interest earning assets (a)
Federal funds sold                           $  18,130       $      54          1.19%     $  17,085    $    68        1.59%
Taxable securities                              62,816             602          3.83%        60,434        702        4.65%
Tax exempt securities (b)                       30,359             469          6.18%        36,724        591        6.44%
Taxable loans                                  424,966           6,976          6.57%       381,394      6,926        7.26%
Tax exempt loans (b)                             1,362              25          7.23%         1,873         36        7.60%
                                             ---------       ---------                    ---------    -------
      Total interest earning assets (b)        537,633           8,126          6.05%       497,510      8,323        6.69%
Less allowance for loan losses                  (5,055)                                      (4,620)
Other assets                                    44,560                                       44,013
                                             ---------                                    ---------
TOTAL ASSETS                                 $ 577,138                                    $ 536,903
                                             =========                                    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                 $  98,147             184          0.75%      $ 85,762        198        0.92%
Savings deposits                               154,860             421          1.09%       135,755        503        1.48%
CDs $100,000 and over                           27,362             286          4.19%        30,312        373        4.93%
Other interest bearing deposits                126,453             907          2.87%       153,162      1,332        3.48%
                                             ---------       ---------                    ---------    -------
      Total interest bearing deposits          406,822           1,798          1.77%       404,991      2,406        2.38%
Short term borrowings                               75               0          0.50%           965          4        1.51%
Other borrowings                                41,736             534          5.12%        17,169        262        6.11%
                                             ---------       ---------                    ---------    -------
      Total interest bearing liabilities       448,633           2,332          2.08%       423,125      2,672        2.53%
                                                             ---------                                 -------
Noninterest bearing deposits                    67,739                                       59,110
Other liabilities                                6,610                                        5,758
Shareholders' equity                            54,156                                       48,910
                                             ---------                                    ---------

TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $ 577,138                                    $ 536,903
                                             =========                                    =========

Net interest income (b)                                      $   5,794                                 $ 5,651
                                                             =========                                 =======
Net spread (b)                                                                  3.97%                                 4.17%
                                                                               =====                                  ====
Net yield on interest earning assets (b)                                        4.31%                                 4.54%
                                                                               =====                                  ====
Ratio of interest earning assets to
      interest bearing liabilities                1.20                                         1.18
                                             =========                                    =========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

As noted from the data in the following table, interest income and interest expense declined during the first three months of 2003 as a result of changes in rates. At the same time, net interest income improved as a result of changes in volume compared to the same period of 2002. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2003 and 2002 on a taxable equivalent basis, in thousands of dollars.


                                        2003 Compared to 2002                2002 Compared to 2001
                                 -------------------------------      -------------------------------
                                 Increase (Decrease) Due To: (a)      Increase (Decrease) Due To: (a)
                                 -------------------------------      -------------------------------
                                   Volume       Rate       Net        Volume        Rate         Net
                                   ------       ----       ---        ------        ----         ---
Interest earned on:
Federal funds sold                  $   4      $ (18)     $ (14)     $  (102)     $  (202)     $  (304)
Taxable securities                     27       (127)      (100)         253         (177)          76
Tax exempt securities                 (99)       (23)      (122)          99          (79)          20
Taxable loans                         750       (700)        50          803       (1,173)        (370)
Tax exempt loans                       (9)        (2)       (11)          (2)           2            -
                                    -----      -----      -----      -------      -------      -------
      Total interest income         $ 673      $(870)     $(197)     $ 1,051      $(1,629)     $  (578)
                                    =====      =====      =====      =======      =======      =======

Interest paid on:
NOW accounts                        $  26      $ (40)     $ (14)     $    99      $  (339)     $  (240)
Savings deposits                       64       (146)       (82)         323         (202)         121
CDs $100,000 and over                 (34)       (53)       (87)        (190)         (98)        (288)
Other interest bearing deposits      (212)      (213)      (425)        (452)        (862)      (1,314)
Short term borrowings                  (2)        (2)        (4)           4            -            4
Other borrowings                      321        (49)       272           76          (24)          52
                                    -----      -----      -----      -------      -------      -------
      Total interest expense        $ 163      $(503)     $(340)     $  (140)     $(1,525)     $(1,665)
                                    =====      =====      =====      =======      =======      =======
Net change in net interest
      income                        $ 510      $(367)     $ 143      $ 1,191      $  (104)     $ 1,087
                                    =====      =====      =====      =======      =======      =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income was down slightly from the record levels achieved in the fourth quarter of 2002. However, in comparison with the first quarter of 2002, noninterest income is up 20.2%. While income from the sale of nondeposit investment products is down somewhat, most other categories of noninterest income are improved from the same period last year. The largest percentage gains achieved is income from loan sales and servicing.

Service charges on deposit accounts are up 19.6% over the first quarter of 2002 and 27.8% above the fourth quarter of 2002. No significant changes were made in the Company's service charge structure during the quarter. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. However, this growth has been hindered during the past several quarters by declines in the equity markets, which impact the market value of assets managed and the resulting fee income. Income in this category is down 0.1% from the fourth quarter of 2002, and down 4.9% from the first quarter of last year.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2002 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. While activity in residential mortgages declined somewhat from the strong fourth quarter of 2002, income in this category remains very high. Income from the sale and servicing of loans was down 16.6% from the fourth quarter of 2002, but is up 12.9% over the first quarter of 2002. The Company does not believe that this volume of business is sustainable, and is likely to decline significantly when interest rates increase. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2003 or 2002 as a result of declining market rates.

NONINTEREST EXPENSES
Total noninterest expenses increased 4.4% from the first quarter of 2002 to 2003, with most of the increase in salaries and employee benefits. At the same time, expenses were down 2.1% from the fourth quarter of 2002, which included additional compensation expenses as a result of commissions expense and additional bonus accruals. Overall, expenses remain in line with the Company's growth.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company. The effective tax rate was 30.1% for the first quarter of 2003 compared to 28.0% for the first quarter of 2002 and 29.8% for the fourth quarter of 2002, as a result of a decrease in the amount of tax-exempt income from loans and securities.

NET INCOME
Income for the first quarter of 2003 represents the best first quarter in the Company's history, with an increase of 9.9% over the same period in 2002. However, net income was down slightly from the record levels achieved in the third and fourth quarters of 2002. Management anticipates that net income will remain strong for the remainder of the year, but with a decrease in the amount of income attributed to gains on the sale of loans in the secondary market. At the same time, it is anticipated that other categories of income will improve from first-quarter levels, resulting in a strong earnings year for the Company.

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

Based on the results of the simulation model as of March 31, 2003, the Company would expect a maximum potential reduction in net interest margin of less than 6% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position is slightly more asset-sensitive than in the fourth quarter of 2002, continuing a trend evident throughout 2002. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

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

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive

Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended March 31, 2003.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended March 31, 2003.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
May 13, 2003


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


/S/ David S. Hickman                                   May 13, 2003
-----------------------------------------             ---------------
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


/S/ Dale L. Chadderdon                                   May 13, 2003
----------------------------------------------         -----------------
Dale L. Chadderdon                                                 Date
Senior Vice President, Secretary & Treasurer

                                  Exhibit Index


No. 1           Description
-----           -----------

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.