Form 10-Q
period 2003-06-30
UNITED BANCORP INC /MI/
filed 2003-08-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                       Yes        [X]            No         [ ]

As of August 2, 2003, there were outstanding 2,224,746 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                            DESCRIPTION                                        PAGE NO.
-----------------------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                3
        (a)   Condensed Consolidated Balance Sheets                                         3
        (b)   Condensed Consolidated Statements of Income                                   4
        (c)   Condensed Consolidated Statements of Changes in Shareholders' Equity          5
        (d)   Condensed Consolidated Statements of Cash Flows                               6
        (e)   Notes to Condensed Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Financial Condition                                                                10
        Liquidity and Capital Resources                                                    13
        Results of Operations                                                              13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                         18
Item 4. Controls and Procedures                                                            19


                                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                  19
Item 2. Changes in Securities and Use of Proceeds                                          20
Item 3. Defaults Upon Senior Securities                                                    20
Item 4. Submission of Matters to a Vote of Security Holders                                20
Item 5. Other Information                                                                  20
Item 6. Exhibits and Reports on Form 8-K                                                   20
Signatures                                                                                 21
Exhibits
      Disclosure Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                 22
      Disclosure Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
(A)   CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars

                                                              (unaudited)                  (unaudited)
                                                                June 30,    December 31,    June 30,
ASSETS                                                            2003         2002          2002
                                                              -----------   ------------   -----------

Cash and demand balances in other banks                       $    19,563   $     16,719   $    14,267
Federal funds sold                                                 26,200          7,700           600
                                                              -----------   ------------   -----------
Total cash and cash equivalents                                    45,763         24,419        14,867

Securities available for sale                                      99,844         97,380       100,967

Loans held for sale                                                 5,909          7,873         1,472
Portfolio loans                                                   417,162        422,653       413,985
                                                              -----------   ------------   -----------
Total loans                                                       423,071        430,526       415,457
Less allowance for loan losses                                      5,308          4,975         4,848
                                                              -----------   ------------   -----------
Net loans                                                         417,763        425,551       410,609

Premises and equipment, net                                        14,570         14,123        14,770
Goodwill                                                            3,469          3,469         3,342
Accrued interest receivable and other assets                       19,221          8,957         8,890
                                                              -----------   ------------   -----------
TOTAL ASSETS                                                  $   600,630   $    573,899   $   553,445
                                                              ===========   ============   ===========

LIABILITIES
Deposits
      Noninterest bearing                                     $    81,385   $     71,976   $    63,969
      Interest bearing deposits                                   420,891        399,574       398,759
                                                              -----------   ------------   -----------
Total deposits                                                    502,276        471,550       462,728

Federal funds purchased and other short term borrowings                75             75           523
Other borrowings                                                   37,375         41,867        34,067
Accrued interest payable and other liabilities                      5,458          7,027         5,402
                                                              -----------   ------------   -----------
TOTAL LIABILITIES                                                 545,184        520,519       502,720

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,224,758, 2,114,765 and
      2,110,964 shares issued and outstanding                      45,711         39,122        38,848
Retained earnings                                                   8,617         12,977        10,765
Accumulated other comprehensive income, net of tax                  1,118          1,281         1,112
                                                              -----------   ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                                         55,446         53,380        50,725
                                                              -----------   ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   600,630   $    573,899   $   553,445
                                                              ===========   ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B)   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                      Three Months Ended   Six Months Ended
                                                            June 30,            June 30,
                                                      -------------------------------------
                                                        2003      2002      2003      2002
                                                      -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans                            $ 6,796   $ 7,272   $13,789   $14,222
Interest on securities
      Taxable                                             580       742     1,182     1,445
      Tax exempt                                          297       358       611       753
Interest on federal funds sold                             77        35       131       102
                                                      -------   -------   -------   -------
Total interest income                                   7,750     8,407    15,713    16,522

INTEREST EXPENSE
Interest on deposits                                    1,737     2,280     3,535     4,685
Interest on short term borrowings                           -         2         -         5
Interest on other borrowings                              460       426       994       689
                                                      -------   -------   -------   -------
Total interest expense                                  2,197     2,708     4,529     5,379
                                                      -------   -------   -------   -------
NET INTEREST INCOME                                     5,553     5,699    11,184    11,143
Provision for loan losses                                 296       217       609       409
                                                      -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     5,257     5,482    10,575    10,734

NONINTEREST INCOME
Service charges on deposit accounts                       617       566     1,220     1,070
Trust & Investment fee income                             748       747     1,447     1,482
Gains on securities transactions                           85         9        85         9
Loan sales and servicing                                  791       235     1,633       606
ATM, debit and credit card fee income                     383       345       725       648
Sales of nondeposit investment products                   137       212       260       438
Other income                                              150       137       293       286
                                                      -------   -------   -------   -------
Total noninterest income                                2,911     2,251     5,663     4,539

NONINTEREST EXPENSE
Salaries and employee benefits                          3,240     3,003     6,563     6,074
Occupancy and equipment expense, net                    1,028       927     1,986     1,871
External data processing                                  311       288       621       565
Advertising and marketing                                 114       143       226       288
Other expense                                           1,019       970     1,837     1,820
                                                      -------   -------   -------   -------
Total noninterest expense                               5,712     5,331    11,233    10,618
                                                      -------   -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                        2,456     2,402     5,005     4,655
Federal income tax                                        754       696     1,520     1,326
                                                      -------   -------   -------   -------
NET INCOME                                            $ 1,702   $ 1,706   $ 3,485   $ 3,329
                                                      =======   =======   =======   =======

Basic earnings per share                              $  0.76   $  0.76   $  1.56   $  1.49
Diluted earnings per share                               0.76      0.76      1.55      1.49
Cash dividends declared per share of common stock        0.33      0.29      0.65      0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                --------------------------------------------
                                                  2003        2002        2003        2002
                                                --------    --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                  $ 54,394    $ 48,936    $ 53,380    $ 48,177

Net Income                                         1,702       1,706       3,485       3,329
Other comprehensive income:
      Net change in unrealized gains (losses)
      on securities available for sale, net          (45)        651        (163)        357
                                                --------    --------    --------    --------
Total comprehensive income                         1,657       2,357       3,322       3,686

Cash dividends declared                             (734)       (633)     (1,433)     (1,237)
Common stock transactions                            129          65         177          99
                                                --------    --------    --------    --------
Balance at end of period                        $ 55,446     $50,725    $ 55,446    $ 50,725
                                                ========     =======    ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

(D)   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            ----------------------
                                                                               2003          2002
                                                                            ---------    ---------
Cash Flows from Operating Activities
Net income                                                                  $   3,485    $   3,329

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                   1,446        1,588
Provision for loan losses                                                         609          409
Gain on sale of loans                                                          (1,869)        (530)
Proceeds from sales of loans originated for sale                              119,052       37,076
Loans originated for sale                                                    (115,219)     (31,332)
Gains on securities transactions                                                  (85)          (9)
Change in accrued interest receivable and other assets                        (10,078)        (287)
Change in accrued interest payable and other liabilities                       (1,353)        (588)
                                                                            ---------    ---------
Net cash from operating activities                                             (4,012)       9,656

Cash Flows from Investing Activities

Securities available for sale
      Purchases                                                               (32,045)     (27,318)
      Sales                                                                     3,932            -
      Maturities and calls                                                     22,229       13,557
      Principal payments                                                        2,733        3,134
Net change in portfolio loans                                                   5,113      (42,135)
Premises and equipment expenditures, net                                       (1,368)        (452)
                                                                            ---------    ---------
Net cash from investing activities                                                594      (53,214)

Cash Flows from Financing Activities
Net change in deposits                                                         30,726       11,430
Net change in short term borrowings                                                 -         (496)
Proceeds from other borrowings                                                  3,000       24,400
Principal payments on other borrowings                                         (7,492)      (2,342)
Proceeds from common stock transactions                                           177           99
Dividends paid                                                                 (1,649)      (1,446)
                                                                            ---------    ---------
Net cash from financing activities                                             24,762       31,645
                                                                            ---------    ---------
Net change in cash and cash equivalents                                        21,344      (11,913)

Cash and cash equivalents at beginning of year                                 24,419       26,780
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  45,763    $  14,867
                                                                            =========    =========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                               $   4,762    $   5,503
Income tax paid                                                                 1,500        1,350
Loans transferred to other real estate                                            102           56

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $230,049,000 and $174,515,000 at the end of June 2003 and 2002. The balance of loans serviced for others related to servicing rights that have been capitalized was $223,043,000 and $164,652,000 at June 30, 2003 and 2002.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2003 and 2002 follows:

                                                    2003           2002
                                                  -------        -------
      Balance at January 1                        $ 1,352        $ 1,100
      Amount capitalized year to date                 790            235
      Amount amortized year to date                  (513)          (147)
                                                  -------        -------
      Balance at period end                       $ 1,629        $ 1,188
                                                  ========       =======

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

                                                                   Three Months Ended           Six Months Ended
In thousands of dollars, except per share data                          June 30,                    June 30,
                                                                -----------------------------------------------------
                                                                   2003          2002           2003          2002
                                                                ----------    ----------     ----------    ----------
      Net income                                                $    1,702    $    1,706     $    3,485     $   3,329
                                                                ==========    ==========     ==========     =========
      Basic earnings:
          Weighted average common shares outstanding             2,221,041     2,215,564      2,220,767     2,215,377
          Weighted average contingently issuable shares             18,428        15,862         17,934        15,473
                                                                ----------    ----------     ----------    ----------
          Total weighted average shares outstanding              2,239,469     2,231,426      2,238,701     2,230,850
                                                                ==========    ==========     ==========    ==========
          Basic earnings per share                              $     0.76    $     0.76     $     1.56    $     1.49
                                                                ==========    ==========     ==========    ==========

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                               -----------------------------------------------------
                                                                  2003         2002           2003          2002
                                                               ----------    ----------      ---------    ----------
     Diluted earnings:
          Weighted average common shares outstanding
            from basic earnings per share                       2,239,469     2,231,426      2,238,701     2,230,850
          Dilutive effect of stock options                          9,569         3,772         14,295         5,813
                                                               ----------    ----------      ---------    ----------
          Total weighted average shares outstanding             2,249,038     2,235,198      2,252,996     2,236,663
                                                               ==========    ==========     ==========    ==========
          Diluted earnings per share                               $ 0.76        $ 0.76         $ 1.55        $ 1.49
                                                               ==========    ==========     ==========    ==========

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

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 132,490 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then- current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:

                                                          Options           Weighted Average
                                                        Outstanding          Exercise Price
                                                        -----------          --------------
      Balance at January 1, 2003                           83,812                $ 42.67
      Options granted                                      24,150                  51.76
      Options exercised                                    (9,248)                 39.69
      Options forfeited                                         -                      -
                                                          -------                -------
      Balance at June 30, 2003                             98,714                $ 45.17
                                                          =======                =======

Options granted under the plan during the current year were 22,050 on January 10, 2003, 1,050 on February 17, 2003 and 1,050 on March 12, 2003. The weighted fair value of the options granted was $3.76. For stock options outstanding at June 30, 2003, the range of average exercise prices was $39.49 to $57.14 and the weighted average remaining contractual term was 8.1 years. At June 30, 2003, 49,934 options were exercisable at the weighted average exercise price of $41.82.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended June 30, 2003 and 2002.

                                                                   Three Months Ended             Six Months Ended
In thousands of dollars, except per share data                          June 30,                      June 30,
                                                                  --------------------------------------------------
                                                                    2003         2002           2003          2002
                                                                  -------       -------        -------       -------
      Net income, as reported                                     $ 1,702       $ 1,706        $ 3,485       $ 3,329
          Less: Total stock-based compensation cost,
                       net of taxes                                    21            24             42            47
                                                                  -------       -------        -------       -------
      Pro forma net income                                        $ 1,681       $ 1,682        $ 3,443       $ 3,282
                                                                  =======       =======        =======       =======

      Earnings per share:
          Basic        As reported                                $  0.76       $  0.76        $  1.56       $  1.49
          Basic        Pro forma                                     0.75          0.75           1.54          1.47

          Diluted      As reported                                $  0.76       $  0.76        $  1.55       $  1.49
          Diluted      Pro forma                                     0.75          0.75           1.53          1.47

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


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and six month periods ending June 30, 2003 and 2002.

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to increase during the second quarter of 2003, as investment securities absorbed some of the Company's deposit growth in excess of loan growth. This increase in the portfolio was primarily in short term investments, which caused the mix of the securities portfolio to shift somewhat. During the quarter, short-term agency and mortgage-backed bonds generally replaced maturing municipal and corporate obligations. The following chart shows the percentage mix of the securities portfolio.


                                                               6/30/2003    12/31/2002     6/30/2002
                                                               ---------    ----------     ---------
      U.S. Treasury and agency securities                           32.3%         30.6%         31.8%
      Mortgage backed agency securities                             22.2%         14.0%         13.9%
      Obligations of states and political subdivisions              36.5%         39.1%         35.6%
      Corporate, asset backed, and other securities                  9.0%         16.3%         18.7%
                                                                   -----         -----         -----
          Total Securities                                         100.0%        100.0%        100.0%
                                                                   =====         =====         =====

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 8% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan balances increased in the second quarter of 2003, reversing a decline experienced during the first quarter of the year. While refinancing in the Company's residential mortgage portfolios into products that are sold on the secondary market continues, balances in the business loan portfolio improved for the quarter, while personal loan balances declined.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with declining percentages of residential mortgage loans and personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                           June 30, 2003          December 31, 2002              June 30, 2002
                                      -----------------------  -----------------------     -------------------------
Total loans:                           Balance     % of total   Balance     % of total       Balance      % of total
                                       -------     ----------   -------     ----------       -------      ----------
      Personal                        $  67,898        16.1%   $  71,010         16.5%      $  69,763         16.8%
      Business loans and
          commercial mortgages          228,165        53.9%     212,611         49.4%        195,063         46.9%
      Tax exempt                          1,334         0.3%       1,417          0.3%          1,591          0.4%
      Residential mortgage               91,826        21.7%     110,985         25.8%        117,501         28.3%
      Construction                       33,848         8.0%      34,503          8.0%         31,539          7.6%
                                      ---------       -----    ---------        -----       ---------        -----
          Total loans                 $ 423,071       100.0%   $ 430,526        100.0%      $ 415,457        100.0%
                                      =========       =====    =========        =====       =========        =====

The Company's subsidiary Banks ("Banks") continue to be providers of residential mortgage loans. As full service lenders, the Banks offer a variety of home mortgage loan products in their markets. Demand for loans continues to be strong in all loan portfolios, although a significant portion of the Company's production of residential real estate mortgages is sold in the secondary markets.

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

                                                                 6/30/2003    12/31/2002     6/30/2002
                                                                 ---------    ----------     ---------
      Nonaccrual loans                                           $   4,598    $    1,583     $   1,449
      Loans past due 90 days or more                                   737           748           237
      Troubled debt restructurings                                       -             -           129
                                                                 ---------    ----------     ---------
          Total nonperforming loans                                  5,335         2,331         1,815
      Other real estate                                                569           467           235
                                                                 ---------    ----------     ---------
          Total nonperforming assets                             $   5,904    $    2,798     $   2,050
                                                                 =========    ==========     =========
      Percent of nonperforming loans to total loans                   1.26%         0.54%         0.44%
      Percent of nonperforming assets to total assets                 0.98%         0.49%         0.37%

The Company's classification of nonperforming loans is generally consistent with loans identified as impaired. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Total dollars in this category is up slightly from December 31, 2002. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

Nonperforming assets have increased from prior periods, as credit quality has declined somewhat. Balances in non-accrual loans are up substantially compared to the levels achieved at March 31, 2003 and June 30, 2002. Delinquencies are generally unchanged from year end 2002, and are up from the end of the second quarter of 2002. Overall, the Company's ratios of nonperforming loans have increased since December of 2002, substantially all as a result of the increase in nonaccrual loans.

The Company's allowance for loan losses remains at a level consistent with its estimated potential losses. The provision provides for currently estimated losses inherent in the portfolio. Net charge-offs for the period have remained lower than the provision added to the allowance for loan losses, resulting in an increase in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2003 and 2002 follows:

                                                                                 2003           2002
                                                                                -------        -- ----
      Balance at January 1:                                                     $ 4,975        $ 4,571
      Loans charged off                                                            (333)          (193)
      Recoveries credited to allowance                                               57             61
      Provision charged to operations                                               609            409
                                                                                -------        -------
      Balance at June 30                                                        $ 5,308        $ 4,848
                                                                                =======        =======

The Company has increased its provision for loan losses over the same period in 2002 as a result of continued loan growth and the upward trend in balances of nonperforming loans. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2003 and 2002, and December 31, 2002.

                                                                 6/30/2003    12/31/2002      6/30/2002
                                                                 ---------    ----------      ---------
      Business and commercial mortgage                             $ 4,751       $ 3,950        $ 4,115
      Tax exempt                                                         -             -              -
      Residential mortgage                                              38            15             21
      Personal                                                         519           571            561
      Construction                                                       -             -              -
      Unallocated                                                        -           439            151
                                                                   -------       -------        -------
      Total                                                        $ 5,308       $ 4,975        $ 4,848
                                                                   =======       =======        =======


One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 29.7% of the portfolio at June 30, 2003, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Company uses an independent loan review firm to assess the continued quality of its business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within Lenawee, Monroe and Washtenaw Counties in Michigan.

DEPOSITS
Deposit growth continued to be strong in the second quarter of 2003, as total deposits increased at an annualized rate of 21.4% in the quarter. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances continue their steady growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

As in the past, the majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2003 and 2002.

                                                                                   2003           2002
                                                                                  ------         ------
      Noninterest bearing deposits                                                 16.2%          13.8%
      Interest bearing deposits                                                    83.8%          86.2%
                                                                                  -----          -----
          Total deposits                                                          100.0%         100.0%
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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 2003 and 2002, and December 31, 2002. Dollars are shown in thousands.

                                                   Regulatory Guidelines              United Bancorp, Inc.
                                                   ---------------------              --------------------
                                                   Adequate       Well         6/30/2003     12/31/2002     6/30/2002
                                                   --------       ----         ---------     ----------     ---------
      Tier 1 capital to average assets                4%           5%               8.8%           8.8%          8.6%
      Tier 1 capital to risk weighted assets          4%           6%              11.8%          11.6%         11.4%
      Total capital to risk weighted assets           8%          10%              13.0%          12.8%         12.6%

      Total shareholders' equity                                                $ 55,446       $ 53,380      $ 50,725
      Intangible assets                                                           (3,469)        (3,469)       (3,342)
      Disallowed servicing assets                                                   (163)           (97)            -
      Unrealized (gain) loss on securities available for sale                     (1,118)        (1,281)       (1,112)
                                                                                --------       --------      --------
          Tier 1 capital                                                          50,696         48,533        46,271
      Allowable loan loss reserves                                                 5,167          4,975         4,848
                                                                                --------       --------      --------
          Tier 2 capital                                                        $ 55,863       $ 53,508      $ 51,119
                                                                               =========       ========      ========


                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2003 was virtually the same as the second quarter of 2002, and was down from the record earnings of the first quarter of this year. The following discussion provides an analysis of these changes.

NET INTEREST INCOME
Net interest income decreased by 2.6% from the second quarter of 2002, and was down 1.4% from the first quarter of this year. Year to date net interest income is substantially the same as the first six months of 2003, with more volume. During the second quarter of 2003, yields on earning assets and the cost of funds continued to decline as a result of the unprecedented decline in market interest rates initiated by the Federal Reserve during 2001, 2002 and 2003. At the same time, the Company's level of excess funding has increased, resulting in lower overall yields on earning assets. Year to date, spread and net interest margin is lower than that of the same period of 2002. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2003 and 2002.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                               Six months ended June 30,
                                        -----------------------------------------------------------------------
dollars in thousands                                   2003                                  2002
                                        -----------------------------------------------------------------------
                                        Average     Interest      Yield/       Average    Interest     Yield/
ASSETS                                  Balance        (b)        Rate (c)     Balance       (b)       Rate (c)
                                        -------     ---------     --------     -------    --------     --------
Interest earning assets (a)
Federal funds sold                     $  21,800    $     130       1.20%    $  12,617   $     102      1.62%
Taxable securities                        64,521        1,182       3.66%       64,407       1,444      4.49%
Tax exempt securities (b)                 29,352          904       6.16%       34,199       1,127      6.59%
Taxable loans                            421,814       13,757       6.52%      392,640      14,177      7.22%
Tax exempt loans (b)                       1,347           48       7.16%        1,785          68      7.57%
                                       ---------    ---------                ---------   ---------
      Total int. earning assets (b)      538,834       16,022       5.95%      505,648      16,918      6.69%
Less allowance for loan losses            (5,136)                               (4,686)
Other assets                              45,972                                43,627
                                       ---------                             ---------
TOTAL ASSETS                           $ 579,670                             $ 544,589
                                       =========                             =========


LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                           $  96,946          362       0.75%    $  87,178         409      0.94%
Savings deposits                         158,516          849       1.07%      140,326       1,024      1.46%
CDs $100,000 and over                     26,801          545       4.07%       30,064         723      4.81%
Other interest bearing deposits          125,316        1,779       2.84%      146,238       2,530      3.46%
                                       ---------    ---------                ---------   ---------
      Total int. bearing deposits        407,579        3,535       1.73%      403,806       4,685      2.32%
Short term borrowings                         79            0       0.55%          764           5      1.42%
Other borrowings                          40,058          994       4.96%       23,651         688      5.82%
                                       ---------    ---------                ---------   ---------
      Total int. bearing liabilities     447,716        4,529       2.02%      428,221       5,379      2.51%
                                                    ---------                            ---------
Noninterest bearing deposits              71,172                                61,014
Other liabilities                          6,175                                 5,819
Shareholders' equity                      54,607                                49,535
                                       ---------                             ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $ 579,670                             $ 544,589
                                       =========                             =========
Net interest income (b)                                11,493                               11,539
                                                    ---------                            ---------
Net spread (b)                                                      3.92%                               4.18%
                                                                    =====                               =====
Net yield on interest earning assets (b)                            4.27%                               4.56%
                                                                    =====                               =====
Tax equivalent adjustment on interest income             (309)                                (396)
                                                     --------                             --------
Net interest income per income statement             $ 11,184                             $ 11,143
                                                     ========                             ========
Ratio of interest earning assets to
      interest bearing liabilities          1.20                                  1.18
                                       =========                              ========


(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

As noted from the data in the following table, interest income and interest expense declined during the first six months of 2003 as a result of changes in rates. At the same time, net interest income improved as a result of changes in volume compared to the same period of 2002. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2003 and 2002 on a taxable equivalent basis, in thousands of dollars.

                                     2003 Compared to 2002              2002 Compared to 2001
                                  ------------------------------   ------------------------------
                                  Increase (Decrease) Due To: (a)  Increase (Decrease) Due To: (a)
                                  ------------------------------   ------------------------------
                                  Volume      Rate         Net     Volume      Rate        Net
                                  -------    -------    -------    -------    -------    -------
Interest earned on:
Federal funds sold                $    60    $   (32)   $    28    $  (183)   $  (285)   $  (468)
Taxable securities                      3       (265)      (262)       531       (371)       160
Tax exempt securities                (152)       (71)      (223)        71       (117)       (46)
Taxable loans                       1,009     (1,429)      (420)     1,878     (2,384)      (506)
Tax exempt loans                      (16)        (3)       (19)        (5)         2         (3)
                                  -------    -------    -------    -------    -------    -------
      Total interest income       $   904    $(1,800)   $  (896)   $ 2,292    $(3,155)   $  (863)
                                  =======    =======    =======    =======    =======    =======

Interest paid on:
NOW accounts                      $    42    $   (89)   $   (47)   $   192    $  (632)   $  (440)
Savings deposits                      121       (296)      (175)       548       (666)      (118)
CDs $100,000 and over                 (74)      (104)      (178)      (204)      (196)      (400)
Other interest bearing deposits      (333)      (418)      (751)      (707)    (1,549)    (2,256)
Short term borrowings                  (3)        (2)        (5)         5         (5)         -
Other borrowings                      419       (114)       305        339        (72)       267
                                  -------    -------    -------    -------    -------    -------
      Total interest expense      $   172    $(1,023)   $  (851)   $   173    $(3,120)   $(2,947)
                                  =======    =======    =======    =======    =======    =======
Net change in net interest
      income                      $   732    $  (777)   $   (45)   $ 2,119    $   (35)   $ 2,084
                                  =======    =======    =======    =======    =======    =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income continues to improve on a quarter-by-quarter basis, and for the first six months of 2003, is ahead of the same period of 2002 by 24.8%. While Trust & Investment income and income from the sale of nondeposit investment products is down, most other categories of noninterest income are improved from the same period last year. The largest percentage increases achieved continues to be income from loan sales and servicing.

Service charges on deposit accounts are up 14.0% over the first six months of 2002 and 2.3% above the first quarter of 2003. No significant changes were made in the Company's service charge structure during the quarter, and the increase reflects continued growth of the Company's deposit base. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. However, this growth has been hindered during the past several quarters by declines in the equity markets, which impact the market value of assets managed and the resulting fee income. Income in this category is down 2.4% year to date from 2002, but is up 7.0% over the first quarter of 2003 as a result of improving equity markets in the second quarter.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2002 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. Volume of residential mortgage lending continues to be very strong, and income from the sale and servicing of loans was down 6.1% from the first quarter of 2003, but is up 169.5% over the six months of 2002. The Company does not believe that this volume of business is sustainable, and is likely to decline significantly when interest rates increase. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2003 or 2002 as a result of declining market rates.

NONINTEREST EXPENSES
Total noninterest expenses increased 3.5% from the first to the second quarter of 2003, with most of the increase in occupancy and equipment expense. This primarily reflects the move of United Bank & Trust - Washtenaw to its new headquarters in March of 2003. Year to date, noninterest expenses are 5.8% higher than the same period of last year, with salaries and benefits also contributing to the increases. This growth in expense reflects the ongoing expansion of the Banks within their markets.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company. The effective tax rate was 30.7% for the second quarter of 2003 and 30.4% year to date, compared to 20.9% for the first quarter of 2003 and 28.5% for the first six months of 2002. This increase in effective tax rate is a result of lower yields on the Company's portfolio of tax-exempt loans and investments due to reinvestment during periods of declining rates.

NET INCOME
Income for the second quarter of 2003 represents the second-best second quarter in the Company's history, with a decline of 0.2% from the same period in 2002. In addition, net income was down from the record levels achieved in the prior three quarters. Management anticipates that net income will remain strong for the remainder of the year, but with a decrease in the amount of income attributed to gains on the sale of loans in the secondary market. At the same time, it is anticipated that other categories of income will improve from first-half levels, resulting in earnings for the year near 2002 levels.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

 Allowance for Credit Losses
The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

Regardless of the extent of the Company's analysis of client performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a client's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or client-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

 Mortgage Servicing Rights
Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

 Goodwill and Other Intangibles
The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

Based on the results of the simulation model as of June 30, 2003, the Company would expect a maximum potential reduction in net interest margin of less than 10% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position is slightly more asset- sensitive than in the first quarter, continuing a trend evident throughout 2002. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

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

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended June 30, 2003.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended June 30, 2003.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 15, 2003. At that meeting, the following matters were submitted to a vote of the shareholders. There were 2,114,765 voting shares outstanding on April 15, 2003.

The following directors were elected to three-year terms:

                                       Action                         For         Against       Abstain
                                       ------                         ---         -------       -------
      Joseph D. Butcko              re-elected                       1,579,618          -         6,837
      George H. Cress               re-elected                       1,578,576          -         7,879
      Robert K. Chapman             re-elected                       1,581,357          -         5,098
      Kathryn M. Mohr               elected                          1,564,498          -        21,957


Directors Foss, Garcia, Hickman, Lawson, Martin, Maxwell and McKenney hold terms that continue after the meeting.

No other matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM 5- OTHER INFORMATION

      None.

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

      Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
August 13, 2003


/S/ Dale L. Chadderdon
-------------------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer

                               10-Q EXHIBIT INDEX


    EXHIBIT NO.                     DESCRIPTION

      Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.