Form 10-Q
period 2003-09-30
UNITED BANCORP INC /MI/
filed 2003-11-13
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                       Yes      |X|               No       | |

As of November 3, 2003, there were outstanding 2,225,041 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE


ITEM NO.                                         DESCRIPTION                                                  PAGE NO.
----------------------------------------------------------------------------------------------------------------------

                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          (a)   Condensed Consolidated Balance Sheets                                                               3
          (b)   Condensed Consolidated Statements of Income                                                         4
          (c)   Condensed Consolidated Statements of Changes in Shareholders' Equity                                5
          (d)   Condensed Consolidated Statements of Cash Flows                                                     6
          (e)   Notes to Condensed Consolidated Financial Statements                                                7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          Financial Condition                                                                                      10
          Liquidity and Capital Resources                                                                          13
          Results of Operations                                                                                    13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                               17
Item 4.   Controls and Procedures                                                                                  18


                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        18
Item 2.   Changes in Securities and Use of Proceeds                                                                18
Item 3.   Defaults Upon Senior Securities                                                                          18
Item 4.   Submission of Matters to a Vote of Security Holders                                                      19
Item 5.   Other Information                                                                                        19
Item 6.   Exhibits and Reports on Form 8-K                                                                         19
Signatures                                                                                                         19
Exhibits
      Disclosures Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                                        21
      Disclosure Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                         23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
(A)   CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars                                           (unaudited)                    (unaudited)
                                                                 September 30,   December 31,   September 30,
ASSETS                                                               2003            2002            2002
                                                                   --------        --------        --------
Cash and demand balances in other banks                            $ 24,266        $ 16,719        $ 15,351
Federal funds sold                                                   18,900           7,700          11,700
                                                                   --------        --------        --------
Total cash and cash equivalents                                      43,166          24,419          27,051

Securities available for sale                                       105,685          97,380          97,902

Loans held for sale                                                   1,583           7,873           8,620
Portfolio loans                                                     422,622         422,653         415,577
                                                                   --------        --------        --------
Total loans                                                         424,205         430,526         424,197
Less allowance for loan losses                                        5,363           4,975           5,009
                                                                   --------        --------        --------
Net loans                                                           418,842         425,551         419,188

Premises and equipment, net                                          14,381          14,123          14,497
Goodwill                                                              3,469           3,469           3,270
Accrued interest receivable and other assets                         19,616           8,957           8,952
                                                                   --------        --------        --------
TOTAL ASSETS                                                       $605,159        $573,899        $570,860
                                                                   ========        ========        ========

LIABILITIES
Deposits
      Noninterest bearing                                          $ 81,098        $ 71,976        $ 69,646
      Interest bearing deposits                                     424,334         399,574         404,457
                                                                   --------        --------        --------
Total deposits                                                      505,432         471,550         474,103

Federal funds purchased and other short term borrowings                  76              75             525
Other borrowings                                                     37,375          41,867          38,067
Accrued interest payable and other liabilities                        5,897           7,027           5,940
                                                                   --------        --------        --------
TOTAL LIABILITIES                                                   548,780         520,519         518,635

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,225,041, 2,114,765 and
      2,111,848 shares issued and outstanding                        45,748          39,122          38,911
Retained earnings                                                     9,919          12,977          11,949
Accumulated other comprehensive income, net of tax                      712           1,281           1,365
                                                                   --------        --------        --------
TOTAL SHAREHOLDERS' EQUITY                                           56,379          53,380          52,225
                                                                   --------        --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $605,159        $573,899        $570,860
                                                                   ========        ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B)   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended            Nine Months Ended
In thousands of dollars, except per share data                  September 30,                 September 30,
                                                           ----------------------        ----------------------
                                                             2003          2002            2003          2002
                                                           -------        -------        -------        -------
INTEREST INCOME
Interest and fees on loans                                 $ 6,729        $ 7,534        $20,518        $21,756
Interest on securities
      Taxable                                                  524            696          1,706          2,140
      Tax exempt                                               298            351            909          1,105
Interest on federal funds sold                                  52             25            182            127
                                                           -------        -------        -------        -------
Total interest income                                        7,603          8,606         23,315         25,128

INTEREST EXPENSE
Interest on deposits                                         1,591          2,236          5,126          6,921
Interest on short term borrowings                                1              2              1              7
Interest on other borrowings                                   446            502          1,439          1,191
                                                           -------        -------        -------        -------
Total interest expense                                       2,038          2,740          6,566          8,119
                                                           -------        -------        -------        -------
NET INTEREST INCOME                                          5,565          5,866         16,749         17,009
Provision for loan losses                                      248            264            857            673
                                                           -------        -------        -------        -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          5,317          5,602         15,892         16,336

NONINTEREST INCOME
Service charges on deposit accounts                            707            623          1,927          1,693
Trust & Investment fee income                                  806            706          2,253          2,188
Gains on securities transactions                                 -              -             85              9
Loan sales and servicing                                     1,016            387          2,649            993
ATM, debit and credit card fee income                          376            367          1,101          1,015
Sales of nondeposit investment products                        252            165            513            603
Other income                                                   262            126            555            412
                                                           -------        -------        -------        -------
Total noninterest income                                     3,419          2,374          9,083          6,913

NONINTEREST EXPENSE
Salaries and employee benefits                               3,546          3,058         10,110          9,132
Occupancy and equipment expense, net                         1,015            968          3,000          2,839
External data processing                                       316            299            938            864
Advertising and marketing                                      114            145            340            433
Other expense                                                  839            916          2,676          2,736
                                                           -------        -------        -------        -------
Total noninterest expense                                    5,830          5,386         17,064         16,004
                                                           -------        -------        -------        -------
INCOME BEFORE FEDERAL INCOME TAX                             2,906          2,590          7,911          7,245
Federal income tax                                             840            767          2,361          2,093
                                                           -------        -------        -------        -------
NET INCOME                                                 $ 2,066        $ 1,823        $ 5,550        $ 5,152
                                                           =======        =======        =======        =======

Basic earnings per share                                   $  0.92        $  0.82        $  2.48        $  2.31
Diluted earnings per share                                    0.92           0.82           2.46           2.30
Cash dividends declared per share of common stock             0.34           0.29           0.98           0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars


                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                     -------------------------         -------------------------
TOTAL SHAREHOLDERS' EQUITY                             2003             2002             2003             2002
                                                     --------         --------         --------         --------
Balance at beginning of period                       $ 55,446         $ 50,725         $ 53,380         $ 48,177

Net Income                                              2,066            1,823            5,550            5,152
Other comprehensive income:
      Net change in unrealized gains (losses)
       on securities available for sale, net             (407)             253             (569)             610
                                                     --------         --------         --------         --------
Total comprehensive income                              1,659            2,076            4,981            5,762

Cash dividends declared                                  (756)            (634)          (2,190)          (1,871)
5% stock dividend declared                                  -                -                -                -
Common stock transactions                                  30               58              208              157
                                                     --------         --------         --------         --------
Balance at end of period                             $ 56,379         $ 52,225         $ 56,379         $ 52,225
                                                     ========         ========         ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

(D)   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                                               Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                   2003              2002
                                                                                 ---------         ---------
Cash Flows from Operating Activities
Net income                                                                       $   5,550         $   5,152

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                        2,196             2,395
Provision for loan losses                                                              857               673
Gain on sale of loans                                                               (3,077)             (992)
Proceeds from sales of loans originated for sale                                   189,432            71,833
Loans originated for sale                                                         (180,065)          (72,775)
Gains on securities transactions                                                       (85)               (9)
Change in accrued interest receivable and other assets                                 (66)             (458)
Change in accrued interest payable and other liabilities                              (936)              (50)
                                                                                 ---------         ---------
Net cash from operating activities                                                  13,806             5,769

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                    (51,709)          (36,330)
      Sales                                                                          3,933                 -
      Maturities and calls                                                          33,309            24,597
      Principal payments                                                             4,570             4,315
Net change in portfolio loans                                                         (607)          (43,850)
Net investment in bank owned life insurance                                        (10,131)                -
Premises and equipment expenditures, net                                            (1,639)             (676)
                                                                                 ---------         ---------
Net cash from investing activities                                                 (22,274)          (51,944)

Cash Flows from Financing Activities
Net change in deposits                                                              33,882            22,805
Net change in short term borrowings                                                      1              (494)
Proceeds from other borrowings                                                       3,000            28,400
Principal payments on other borrowings                                              (7,492)           (2,342)
Proceeds from common stock transactions                                                208               157
Dividends paid                                                                      (2,384)           (2,080)
                                                                                 ---------         ---------
Net cash from financing activities                                                  27,215            46,446
                                                                                 ---------         ---------
Net change in cash and cash equivalents                                             18,747               271

Cash and cash equivalents at beginning of year                                      24,419            26,780
                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                       $  43,166         $  27,051
                                                                                 =========         =========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                    $   6,727         $   8,261
Income tax paid                                                                      2,100             2,150
Loans transferred to other real estate                                                 169                76

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine month period ending September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                     Options        Weighted Average
                                   Outstanding       Exercise Price
                                   -----------       --------------
Balance at January 1, 2003            83,812         $   42.67
Options granted                       25,150             52.17
Options exercised                    (10,499)            40.23
Options forfeited                     (2,936)            48.74
                                    --------
Balance at September 30, 2003         95,527         $   45.25
                                    ========

Options granted under the plan during the current year were 22,050 on January 10, 2003, 1,050 on February 17, 2003, 1,050 on March 12, 2003 and 1,000 on
August 20, 2003. The weighted fair value of the options granted was $3.85. For stock options outstanding at September 30, 2003, the range of average exercise prices was $39.49 to $62.00 and the weighted average remaining contractual term was 7.8 years. At September 30, 2003, 49,028 options were exercisable at the weighted average exercise price of $41.82.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended September 30, 2003 and 2002.

                                                                         Three Months Ended           Nine Months Ended
In thousands of dollars, except per share data                              September 30,               September 30,
                                                                     ------------------------------------------------------
                                                                       2003            2002          2003           2002
                                                                     ---------      ---------      ---------      ---------
   Net income, as reported                                           $   2,066      $   1,823      $   5,550      $   5,152
      Less: Total stock-based compensation cost,
                 net of taxes                                               21             26             64             78
                                                                     ---------      ---------      ---------      ---------
   Pro forma net income                                              $   2,045      $   1,797      $   5,486      $   5,074
                                                                     =========      =========      =========      =========

   Earnings per share:
      Basic      As reported                                         $    0.92      $    0.82      $    2.48      $    2.31
      Basic      Pro forma                                                0.91           0.80           2.45           2.27

      Diluted    As reported                                         $    0.92      $    0.82      $    2.46      $    2.30
      Diluted    Pro forma                                                0.91           0.80           2.43           2.27



NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $249,884,000 and $176,553,000 at the end of September 2003 and 2002. The balance of loans serviced for others related to servicing rights that have been capitalized was $245,476,000 and $164,079,000 at September 30, 2003 and 2002.

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2003 and 2002 follows:

                                               2003                   2002
                                              -------                -------
Balance at January 1                          $ 1,352                $ 1,100
Amount capitalized year to date                 1,289                    420
Amount amortized year to date                    (848)                  (337)
                                              -------                -------
Balance at period end                         $ 1,793                $ 1,183
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


                                                                  Three Months Ended                      Nine Months Ended
In thousands of dollars, except per share data                      September 30,                           September 30,
                                                           -------------------------------------------------------------------------
                                                              2003                2002                2003                 2002
                                                           ----------          ----------          ----------          ----------
      Net income                                           $    2,066          $    1,823          $    5,550          $    5,152
                                                           ==========          ==========          ==========          ==========
      Basic earnings:
         Weighted average common shares outstanding         2,224,846           2,217,333           2,222,142           2,216,037
         Weighted average contingently issuable shares         18,304              16,265              18,059              15,740
                                                           ----------          ----------          ----------          ----------
          Total weighted average shares outstanding         2,243,150           2,233,598           2,240,201           2,231,776
                                                           ==========          ==========          ==========          ==========
         Basic earnings per share                          $     0.92          $     0.82          $     2.48          $     2.31
                                                           ==========          ==========          ==========          ==========



                                                           Three Months Ended                    Nine Months Ended
Diluted earnings:                                             September 30,                        September 30,
                                                     -------------------------------------------------------------------
                                                        2003               2002              2003               2002
                                                     ---------          ---------          ---------          ---------
  Weighted average common shares outstanding
    from basic earnings per share                      2,243,150         2,233,598          2,240,201          2,231,776
  Dilutive effect of stock options                         6,178             3,027             13,930              6,791
                                                       ---------         ---------          ---------          ---------
    Total weighted average shares outstanding          2,249,328         2,236,625          2,254,131          2,238,567
                                                       =========         =========          =========          =========
  Diluted earnings per share                           $    0.92         $    0.82          $    2.46          $    2.30
                                                       =========         =========          =========          =========



A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

NOTE 4: EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. The Company has determined that it has no such instruments.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement clarifies reporting of contracts as either derivatives or hybrid instruments. The Company has determined that it has no such instruments.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance with respect to variable interest entities and when the assets, liabilities, noncontrolling interest, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A variable interest entity exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN No. 46 was effective immediately for new entities that were created or acquired after January 31, 2003 and became effective on July 1, 2003. The effect of the adoption did not have a material impact on the results of operations, financial position or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in
Note 1.

In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN

45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiaries for the three and nine month periods ending September 30, 2003 and 2002.

                               FINANCIAL CONDITION

Securities
Balances in the Company's investment securities portfolio continued to increase during the third quarter of 2003, as investment securities absorbed some of the Company's deposit growth in excess of loan growth. This increase in the portfolio was primarily in short term investments, which caused the mix of the securities portfolio to shift somewhat. However, during the quarter, the Company also increased its investment in Agency and Municipal bonds, as prepayment decreased outstanding balances in mortgage-backed Agency obligations. The following chart shows the percentage mix of the securities portfolio.

                                                        9/30/2003      12/31/2002       9/30/2002
                                                        ----------     -----------      ----------
U.S. Treasury and agency securities                          33.3%           30.6%           30.3%
Mortgage backed agency securities                            19.0%           14.0%           13.2%
Obligations of states and political subdivisions             39.1%           39.1%           40.2%
Corporate, asset backed, and other securities                 8.6%           16.3%           16.3%
                                                        ---------      ----------       ---------
    Total Securities                                        100.0%          100.0%          100.0%
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

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 6.4% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS
Loan balances increased slightly in the third quarter of 2003 while gross loans have declined 1.1% during the first nine months of the year, substantially all as a result of refinancing in the Company's residential mortgage portfolios into products that are sold on the secondary market.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with declining percentages of residential mortgage loans and personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                      September 30, 2003          December 31, 2002            September 30, 2002
                                   -----------------------     ------------------------     ------------------------
Total loans:                        Balance     % of total      Balance      % of total      Balance      % of total
                                   --------     ----------      -------      ----------     --------      ----------
     Personal                      $ 70,663         16.7%      $ 71,010         16.5%       $ 73,277         17.3%
     Business loans and
        commercial mortgages        236,633         55.8%       212,611         49.4%        203,244         47.9%
     Tax exempt                       1,408          0.3%         1,417          0.3%          1,529          0.4%
     Residential mortgage            85,023         20.0%       110,985         25.8%        115,753         27.2%
     Construction                    30,478          7.2%        34,503          8.0%         30,394          7.2%
                                   --------       ------       --------       ------        --------       ------
        Total loans                $424,205        100.0%      $430,526       100.00%       $424,197        100.0%
                                   ========       ======       ========       ======        ========       ======



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

                                                         9/30/2003     12/31/2002    9/30/2002
                                                        ----------     ----------    ---------
     Nonaccrual loans                                      $3,633        $1,583        $2,336
     Loans past due 90 days or more                           483           748           697
     Troubled debt restructurings                               -             -           128
                                                           ------        ------        ------
         Total nonperforming loans                          4,116         2,331         3,161
     Other real estate                                        502           467           255
                                                           ------        ------        ------
         Total nonperforming assets                        $4,618        $2,798        $3,416
                                                           ======        ======        ======
     Percent of nonperforming loans to total loans           0.97%         0.54%         0.75%
     Percent of nonperforming assets to total assets         0.76%         0.49%         0.60%



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

Nonperforming assets have declined from the end of the second quarter, but remain above year-end 2002 levels. Balances in non-accrual loans are down nearly $1 million from the second quarter, but are up compared to the levels achieved at December 31 and September 30, 2002. Delinquencies have declined from year end 2002 and the end of the second quarter of 2003. Overall, the Company's ratios of nonperforming loans have increased since December of 2002, substantially all as a result of the increase in nonaccrual loans, but have improved from the second-quarter levels.

The Company's allowance for loan losses remains at a level consistent with its estimated losses. The allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2003 and 2002 follows:

                                              2003           2002
                                            -------        -------
     Balance at January 1:                  $ 4,975        $ 4,571
     Loans charged off                         (560)          (323)
     Recoveries credited to allowance            91             88
     Provision charged to operations            857            673
                                            -------        -------
     Balance at September 30                $ 5,363        $ 5,009
                                            =======        =======


The Company has increased its provision for loan losses over the same period in 2002 as a result of continued loan growth and changes in the mix of the loan portfolio, as well as increases in the amount of nonperforming loans held by the Company. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2003 and 2002, and December 31, 2002.

                                           9/30/2003   12/31/2002    9/30/2002
                                           ---------   ----------    ---------
     Business and commercial mortgage       $4,679       $3,950       $4,122
     Tax exempt                                  -            -            -
     Residential mortgage                       36           15           21
     Personal                                  648          571          604
     Construction                                -            -            -
     Unallocated                                 -          439          262
                                            ------       ------       ------
         Total                              $5,363       $4,975       $5,009
                                            ======       ======       ======


One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 27.2% of the portfolio at September 30, 2003, and are well-secured and have had historically low levels of net losses. Personal and business loans make up the balance of the portfolio.

The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

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

DEPOSITS
Deposit growth slowed somewhat in the third quarter of 2003, as total deposits increased at an annualized rate of 9.6% year to date. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances continue their steady growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

As in the past, the majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2003 and 2002.


                                           2003         2002
                                          -----        -----
     Noninterest bearing deposits          16.0%        14.7%
     Interest bearing deposits             84.0%        85.3%
                                          -----        -----
         Total deposits                   100.0%       100.0%
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

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 2003 and 2002, and December 31, 2002. Dollars are shown in thousands.


                                                  Regulatory Guidelines                             United Bancorp, Inc.
                                                  ---------------------                             --------------------
                                                   Adequate       Well                9/30/2003          12/31/2002       9/30/2002
                                                   --------       ----                ---------          ----------       ---------
      Tier 1 capital to average assets                4%           5%                      8.9%                8.8%            8.7%
      Tier 1 capital to risk weighted assets          4%           6%                     11.8%               11.6%           11.7%
      Total capital to risk weighted assets           8%          10%                     13.0%               12.8%           12.9%

      Total shareholders' equity                                                       $ 56,379            $ 53,380        $ 52,225
      Intangible assets                                                                  (3,469)             (3,469)         (3,270)
      Disallowed servicing assets                                                          (179)                (97)              -
      Unrealized (gain) loss on securities available for sale                              (712)             (1,281)         (1,365)
                                                                                       --------            --------        --------
          Tier 1 capital                                                                 52,019              48,533          47,590
      Allowable loan loss reserves                                                        5,251               4,975           5,009
                                                                                       --------            --------        --------
          Tier 2 capital                                                               $ 57,270            $ 53,508        $ 52,599
                                                                                       ========            ========        ========

                              RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2003 was up significantly from all prior quarters, and represents the Company's best quarterly earnings in its history. The following discussion provides an analysis of these changes.

NET INTEREST INCOME
Net interest income continues to be pressured by historically low market rates and ongoing refinancing of residential real estate mortgages from the portfolios of the Banks. Net interest income was virtually flat from the second quarter of 2003, and was down 5.4% from the second quarter of this year. Year to date net interest income is slightly below first nine months of 2002. During the third quarter of 2003, yields on earning assets and the cost of funds continued to decline as a result of the unprecedented decline in market interest rates initiated by the Federal Reserve during 2001, 2002 and 2003. At the same time, the Company's level of excess funding remains high, contributing to lower overall yields on earning assets, and year to date, spread and net interest margin are lower than that of the same period of 2002. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2003 and 2002.


          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                                      Nine months ended September 30,
                                                -----------------------------------------------------------------------
dollars in thousands                              2003                                    2002
                                                ---------                              ---------
                                                Average         Interest      Yield/    Average     Interest    Yield/
ASSETS                                          Balance           (b)        Rate (c)   Balance        (b)     Rate (c)
                                                ---------      ---------     --------   --------    --------   --------
Interest earning assets (a)
Federal funds sold                              $  21,430      $     182      1.13%    $  10,369    $     127    1.63%
Taxable securities                                 66,488          1,706      3.42%       64,646        2,140    4.41%
Tax exempt securities (b)                          30,344          1,357      5.96%       33,356        1,650    6.60%
Taxable loans                                     422,125         20,468      6.46%      401,951       21,691    7.20%
Tax exempt loans (b)                                1,401             75      7.15%        1,715           97    7.56%
                                                ---------      ---------               ---------    ---------
      Total int. earning assets (b)               541,788         23,789      5.85%      512,037       25,705    6.69%
Less allowance for loan losses                     (5,198)                                (4,769)
Other assets                                       49,896                                 43,588
                                                ---------                              ---------
TOTAL ASSETS                                    $ 586,486                              $ 550,856
                                                =========                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                    $  98,512            502      0.68%    $  88,990          635    0.95%
Savings deposits                                  162,594          1,244      1.02%      142,410        1,541    1.44%
CDs $100,000 and over                              26,390            787      3.98%       30,039        1,067    4.74%
Other interest bearing deposits                   124,549          2,594      2.78%      142,018        3,679    3.45%
                                                ---------      ---------               ---------    ---------
      Total int. bearing deposits                 412,045          5,126      1.66%      403,457        6,922    2.29%
Short term borrowings                                  78              1      1.18%          687            7    1.37%
Other borrowings                                   39,163          1,439      4.90%       27,852        1,191    5.70%
                                                ---------      ---------               ---------    ---------
      Total int. bearing liabilities              451,286          6,566      1.94%      431,996        8,119    2.51%
                                                               ---------                            ---------
Noninterest bearing deposits                       73,394                                 62,683
Other liabilities                                   6,733                                  5,935
Shareholders' equity                               55,073                                 50,242
                                                ---------                              ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $ 586,486                              $ 550,856
                                                =========                              =========
Net interest income (b)                                           17,222                               17,586
                                                               ---------                            ---------
Net spread (b)                                                                3.91%                              4.19%
                                                                              =====                              ====
Net yield on interest earning assets (b)                                      4.24%                              4.58%
                                                                              =====                              ====
Tax equivalent adjustment on interest income                        (473)                                (577)
                                                               ---------                            ---------
Net interest income per income statement                       $  16,749                            $  17,009
                                                               =========                            =========
Ratio of interest earning assets to
      interest bearing liabilities                   1.20                                   1.19
                                                =========                              =========


(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)   Annualized


As noted from the data in the following table, interest income and interest expense declined during the first nine months of 2003 as a result of changes in rates. At the same time, net interest income improved as a result of changes in volume compared to the same period of 2002. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2003 and 2002 on a taxable equivalent basis, in thousands of dollars.

                                         2003 Compared to 2002              2002 Compared to 2001
                                         ---------------------              ---------------------
                                    Increase (Decrease) Due To: (a)    Increase (Decrease) Due To: (a)
                                    ------------------------------     -------------------------------
                                    Volume        Rate        Net       Volume       Rate        Net
                                   -------     -------     -------     -------     -------     -------
Interest earned on:
Federal funds sold                 $   103     $   (48)    $    55     $  (234)    $  (329)    $  (563)
Taxable securities                      59        (493)       (434)        754        (540)        214
Tax exempt securities                 (142)       (151)       (293)         37        (156)       (119)
Taxable loans                        1,052      (2,275)     (1,223)      2,962      (3,362)       (400)
Tax exempt loans                       (17)         (5)        (22)        (11)          2          (9)
                                   -------     -------     -------     -------     -------     -------
      Total interest income        $ 1,055     $(2,972)    $(1,917)    $ 3,508     $(4,385)    $  (877)
                                   =======     =======     =======     =======     =======     =======

Interest paid on:
NOW accounts                       $    63     $  (196)    $  (133)    $   269     $  (845)    $  (576)
Savings deposits                       198        (495)       (297)        713      (1,052)       (339)
CDs $100,000 and over                 (121)       (159)       (280)       (193)       (275)       (468)
Other interest bearing deposits       (418)       (667)     (1,085)       (962)     (2,018)     (2,980)
Short term borrowings                   (5)         (1)         (6)          3          (9)         (6)
Other borrowings                       433        (184)        249         686        (127)        559
                                   -------     -------     -------     -------     -------     -------
      Total interest expense       $   150     $(1,702)    $(1,552)    $   516     $(4,326)    $(3,810)
                                   =======     =======     =======     =======     =======     =======
Net change in net interest
      income                       $   905     $(1,270)    $  (365)    $ 2,992     $   (59)    $ 2,933
                                   =======     =======     =======     =======     =======     =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income continues to improve on a quarter-by-quarter basis, and for the first nine months of 2003, is ahead of the same period of 2002 by 31.4%. While income from the sale of nondeposit investment products is down, most other categories of noninterest income are improved from the same period last year. The largest increases achieved continue to be in income from loan sales and servicing.

Service charges on deposit accounts are up 13.8% over the first nine months of 2002 and 58.3% above the second quarter of 2003. No significant changes were made in the Company's service charge structure during the quarter, and the increase reflects continued growth of the Company's deposit base. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. This growth has been hindered during the past several quarters by declines in the equity markets, which impact the market value of assets managed and the resulting fee income. However, significant improvements were noted during the third quarter. Income in this category is up 3.0% year to date from 2002, and is up 31.2% over the second quarter of 2003 on an annualized basis, as a result of improving equity markets during the quarter.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2002 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. Volume of residential mortgage lending continues to be very strong, and income from the sale and servicing of loans was up 13.8% from the second quarter of 2003, and is up 166.8% over the first nine months of 2002. The Company does not believe that this volume of business is sustainable, and is anticipated to decline significantly when interest rates increase. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2003 or 2002 as a result of declining market rates.

NONINTEREST EXPENSES
Total noninterest expenses increased 8.3% from the second quarter of 2003, with most of the increase in compensation expense. This primarily reflects commissions paid to generate the record income earned on the sale of residential mortgages on the secondary market. Year to date, noninterest expenses are 6.6% higher than the same period of last year, with the costs of the new main office of United Bank & Trust - Washtenaw also contributing to the increases. This growth in expense reflects the ongoing expansion of the Banks within their markets.

FEDERAL INCOME TAX
There has been no significant change in the income tax position of the Company. The effective tax rate was 28.9% for the third quarter of 2003 and 29.8% year to date, compared to 30.7% for the second quarter of 2003 and 28.9% for the first nine months of 2002.

NET INCOME
Income for the third quarter of 2003 represents the best quarter in the Company's history, with an improve- ment of 13.3% from the same period in 2002. Management anticipates that net income will remain strong for the remainder of the year, but with a substantial decrease in the amount of income attributed to gains on the sale of loans in the secondary market. At the same time, it is anticipated that other categories of income will improve from year to date levels, resulting in earnings for the year near 2002 levels.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in United Bancorp, Inc.'s 2002 Annual Report on pages A-24 to A-27. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see "Critical Accounting Policies" on pages A-16 and A17 in United Bancorp, Inc.'s 2002 Annual Report.

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

Based on the results of the simulation model as of September 30, 2003, the Company would expect a maximum potential reduction in net interest margin of less than 12% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset- sensitive, continuing a trend evident throughout 2002. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the securities of the Company occurred during the quarter ended September 30, 2003.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the three months ended September 30, 2003.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

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

(b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
November 12, 2003


/S/ Dale L. Chadderdon
--------------------------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer

                                 EXHIBIT INDEX

      EXHIBIT NO.      LIST OF EXHIBITS

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