Form 10-K
period 2003-12-31
UNITED BANCORP INC /MI/
filed 2004-03-15
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                   38-2606280
(State or other jurisdiction of          ( I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined
in Rule 12b-2 of the Act.     Yes [X]  No [ ]

As of February 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $92,312,000 (common stock, no par value.) As of February 10, 2004, there were outstanding 2,235,503 shares of registrant's common stock, no par value.

Documents Incorporated By Reference:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2004, including Management's Discussion and Analysis of Condition and Results of Operations, Reports of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements, are incorporated by reference into Parts I, II, III and IV.

                              CROSS REFERENCE TABLE

                                                                                                Page
ITEM NO.                               DESCRIPTION                                             Numbers
------------------------------------------------------------------------------------------------------
PART I
1.   Business                                                                                      3
     I     Selected Statistical Information                                                        6
           (A) Distribution of Assets, Liabilities and Shareholders' Equity                        6
           (B) Interest Rates and Interest Differential                                            6
     II    Investment Portfolio                                                                    7
     III   Loan Portfolio                                                                          7
           (A)   Types of Loans                                                                    7
           (B)   Maturities and Sensitivities of Loans to Changes in Interest Rates                7
           (C)   Risk Elements                                                                     8
           (D)   Other Interest Bearing Assets                                                     8
     IV    Summary of Loan Loss Experience                                                         9
           (A)   Changes in Allowance for Loan Losses                                              9
           (B)   Allocation of Allowance for Loan Losses                                           9
     V     Deposits                                                                               10
     VI    Return on Equity and Assets                                                            10
     VII   Short-Term Borrowings                                                                  10
2.   Properties                                                                                   10
3.   Legal Proceedings                                                                            11
4.   Submission of Matters to a Vote of Security Holders                                          11

PART II
5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases      11
           of Equity Securities
6.   Selected Financial Data                                                                      11
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations        12
7A.  Quantitative and Qualitative Disclosures About Market Risk                                   12
8.   Financial Statements and Supplementary Data                                                  12
9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure         13

PART III
10.  Directors and Executive Officers of the Registrant                                           13
11.  Executive Compensation                                                                       14
12.  Security Ownership of Certain Beneficial Owners and Management and Related
     Shareholder Matters                                                                          14
13.  Certain Relationships and Related Transactions                                               14
14.  Principal Accounting Fees and Services                                                       14

PART IV
15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                              14
     Signatures                                                                                   16
     Exhibit Index                                                                                18

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

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. The Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson, and UBT was acquired by the Company on January 1, 1986. In 2003, UBT sold its three Washtenaw County offices to its sister bank, United Bank & Trust - Washtenaw ("UBTW").

UBT delivers financial services through a system of eleven banking offices plus fourteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth.

Banking services are delivered by UBTW through four banking offices and five automated teller machines in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the U of M Medical Center.

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

The following table shows comparative information concerning the Banks as of December 31, 2003, in thousands of dollars:

                                           Assets      Loans      Deposits
                                         ---------   ---------    ---------
United Bank & Trust                      $ 464,232   $ 329,240    $ 369,688
United Bank & Trust - Washtenaw            150,175     117,580      133,228

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

In March of 2000, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted. Under the act, new opportunities became available for banks and other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provided a new regulatory framework for regulation through the "financial holding company," with the Federal Reserve Board as the umbrella regulator. Functional regulation of the separately regulated subsidiaries of a financial holding company are conducted by their primary functional regulator. The Company elected to become a financial holding company during 2000.

The Company is a legal entity, separate and distinct from the Banks. Most of the Company's revenue will be received by it in the form of dividends, if any, paid by UBT and UBTW. Thus, the Company's ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions on UBT and UBTW concerning dividends. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend. In addition, as a new bank, UBTW was prohibited from paying any dividends during its first three years of operations. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation ("FDIC") may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

UBT and UBTW are Michigan banking corporations, and as such are subject to the regulation of, and supervision and regular examination by, the Michigan Office of Financial and Insurance Services ("OFIS") and the FDIC. OFIS is the primary regulator of the Banks. Deposit accounts of the Banks are insured by the FDIC. Requirements and restrictions under the laws of the United States and the State of Michigan include the requirement that banks maintain reserves against certain deposits, restrictions on the nature and amount of loans which may be made by a bank and the interest that may be charged thereon, restrictions on the payment of interest on certain deposits and restrictions relating to investments and other activities of a bank.

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders' equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves.

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

The capital ratios of the Company and Banks exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the Banks for the lowest FDIC insurance rate available to insured financial institutions. Information in Note 18 on Page A-38 of the Company's 2004 Proxy Statement provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-27 of the Company's 2004 Proxy Statement, and is incorporated herein by reference.

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

Employees

On December 31, 2003, the Company and its subsidiaries employed 191 full-time and 47 part-time employees. This compares to 183 full time and 52 part time employees as of December 31, 2002. The Company has no full time employees. Its operation and business are carried out by officers and employees of the Banks, who are not compensated by the Company.

I        SELECTED STATISTICAL INFORMATION

(A)      DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

(B)      INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-4, A-5 and A-6 of the Company's 2004 Proxy Statement, and are incorporated herein by reference.

II       INVESTMENT PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 2003. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments

In thousands of dollars where applicable            0 - 1        1 - 5       5 - 10    Over 10
Available For Sale                                   Year        Years       Years      Years       Total
------------------------------------------------   --------     --------    -------    -------    --------
U.S. Treasury and government agencies (1)          $ 33,662     $ 25,582    $     -    $     -    $ 59,244
        Weighted average yield                         3.36%        3.25%         -          -        3.31%
Obligations of states and political subdivisions   $ 13,616     $ 21,887    $ 4,439    $ 2,526    $ 42,468
        Weighted average yield                         3.17%        3.08%      5.21%      4.72%       3.42%
Equity and other securities (2)                     $ 7,022     $      -    $     -    $     -    $  7,022
        Weighted average yield                         4.82%           -          -          -        4.82%
        Total securities                           $ 54,300     $ 47,469    $ 4,439    $ 2,526    $108,734
              Weighted average yield                   3.50%        3.17%      5.21%      4.72%       3.45%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2003, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page 9, and in Note 3 on Page A-30 of the Company's 2004 Proxy Statement, and is incorporated herein by reference.

III      LOAN PORTFOLIO

(A)      TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                        2003            2002           2001             2000            1999
                                     ----------      ----------      ----------      ----------      ----------
Personal                             $   70,301      $   71,010      $   62,792      $   59,172      $   59,045
Business and commercial mortgage        256,778         212,611         163,329         115,155          99,832
Tax exempt                                1,476           1,417           1,878           2,030           1,710
Residential mortgage (1)                 85,156         110,985         117,553         127,768         114,150
Construction                             33,109          34,503          33,172          34,382          33,530
                                     ----------      ----------      ----------      ----------      ----------
      Total loans (1)                $  446,820      $  430,526      $  378,724      $  338,507      $  308,267
                                     ==========      ==========      ==========      ==========      ==========

Personal                                   15.7%           16.5%           16.6%           17.5%           19.2%
Business and commercial mortgage           57.5%           49.4%           43.1%           34.0%           32.4%
Tax exempt                                  0.3%            0.3%            0.5%            0.6%            0.6%
Residential mortgage (1)                   19.1%           25.8%           31.0%           37.7%           37.0%
Construction                                7.4%            8.0%            8.8%           10.2%           10.9%
                                     ----------      ----------      ----------      ----------      ----------
      Total loans (1)                     100.0%          100.0%          100.0%          100.0%          100.0%
                                     ==========      ==========      ==========      ==========      ==========

         (1)      Includes loans held for sale

(B)      MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2003, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                      0 - 1        1 - 5       After 5
                                                       Year        Years        Years        Total
                                                     --------     --------     --------     --------
Business and commercial mortgage - fixed rate        $ 16,390     $ 80,227     $ 13,019     $109,636
Business and commercial mortgage - variable rate       47,965       61,659       37,518      147,142
Tax exempt - fixed rate                                   447          976           53        1,476
Tax exempt - variable rate                                  -            -            -            -
Construction -fixed rate                                5,306        2,155            -        7,461
Construction -variable rate                            25,299          349            -       25,648
                                                     --------     --------     --------     --------
      Total fixed rate                                 22,143       83,358       13,072      118,573
      Total variable rate                              73,264       62,008       37,518      172,790
                                                     --------     --------     --------     --------
            Total                                    $ 95,407     $145,366     $ 50,590     $291,363
                                                     ========     ========     ========     ========

(C)      RISK ELEMENTS

         Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2003, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate            $ 216
Interest that was included in revenue                                                  -
                                                                                   -----
Net impact on interest revenue                                                     $ 216
                                                                                   =====

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-10 through A-12, in Note 1 on Pages A-27 and A-28 and Notes 5 and 6 on Pages A-31 and A-32 of the Company's 2004 Proxy Statement, and is incorporated herein by reference.

At December 31, 2003, the Banks had two loans, other than those disclosed above, for a total of $59,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D)      OTHER INTEREST BEARING ASSETS

As of December 31, 2003, other than $593,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV       SUMMARY OF LOAN LOSS EXPERIENCE

(A)      CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 1999 through 2003, in thousands of dollars.

CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                2003         2002         2001         2000         1999
                                              -------      -------      -------      -------       -------
Balance at beginning of period                $ 4,975      $ 4,571      $ 4,032      $ 3,300       $ 2,799
Charge-offs:
        Business and commercial mortgage          139          338           73          171           166
        Residential mortgage                       19            -           50            -            10
        Personal                                  512          484          238          314           792
                                              -------      -------      -------      -------       -------
         Total charge-offs                        670          822          361          485           968
                                              -------      -------      -------      -------       -------
Recoveries:
        Business and commercial mortgage           20           16           40            4            24
        Residential mortgage                        3            -            -            -             -
        Personal                                  100          105          138          184           185
                                              -------      -------      -------      -------       -------
         Total recoveries                         123          121          178          188           209
                                              -------      -------      -------      -------       -------
Net charge-offs                                   547          701          183          297           759
                                              -------      -------      -------      -------       -------
Additions charged to operations                 1,069        1,105          722        1,129         1,260
Adjustment for credit cards sold                    -            -            -         (100)            -
                                              -------      -------      -------      -------       -------
Balance at end of period                      $ 5,497      $ 4,975      $ 4,571      $ 4,032       $ 3,300
                                              =======      =======      =======      =======       =======
Ratio of net charge-offs to average loans        0.13%        0.17%        0.05%        0.09%         0.27%
Allowance as percent of total loans              1.23%        1.16%        1.21%        1.19%         1.07%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,069,000 in 2003, compared to $1,105,000 in 2002 and $722,000 in 2001. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.11% of the portfolio.

(B)      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                      2003       2002       2001       2000       1999
                                     ------     ------     ------     ------     ------
Business and commercial mortgage     $4,775     $3,950     $3,060     $2,580     $1,130
Tax exempt                                -          -          -          -          -
Residential mortgage                     37         15         20          7         22
Personal                                685        571        496        638        646
Construction                              -          -          -          -          -
Unallocated                               -        439        995        807      1,502
                                     ------     ------     ------     ------     ------
Total                                $5,497     $4,975     $4,571     $4,032     $3,300
                                     ======     ======     ======     ======     ======

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V        DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-5 and maturities of time deposits is provided in Note 9 on Page A-33 of the Company's 2004 Proxy Statement, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2003, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                                        Time
                                                    Certificates
                                                    ------------
Within three months                                   $  5,121
Over three through six months                            2,096
Over six through twelve months                           9,869
Over twelve months                                      13,860
                                                      --------
Total                                                 $ 30,946
                                                      ========

VI       RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-3 and A-4 of the Company's 2004 Proxy Statement, and are incorporated herein by reference.

VII      SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-33 of the Company's 2004 Proxy Statement, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 2 - PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. UBT operates a 12,000 square foot operations and training center in Tecumseh, and also operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. The bank owns all of the buildings, and leases the land for one office in the city of Adrian. All offices other than Main offer drive-up facilities.

United Bank & Trust - Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline and the villages of Dexter and Manchester, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices, which it moved into in 2003. All offices offer ATM services, and the bank operates one off-site ATM. All offices other than Manchester offer drive-up facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 2003 and 2002 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter, and there is no established public trading market for the common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 1,238 shareholders of record as of December 31, 2003. The prices and dividends per share have been adjusted to reflect the 2003 and 2002 stock dividends.

                           2003                                               2002
             ---------------------------------                 ---------------------------------
                  Market price         Cash                        Market price          Cash
             --------------------    dividends                 --------------------    dividends
Quarter        High         Low      declared                    High        Low       declared
-------      --------------------------------                  --------------------------------
1st          $ 53.33      $ 51.43     $ 0.314                  $ 48.57      $ 46.27     $ 0.272
2nd            62.00        53.33       0.330                    49.52        48.57       0.286
3rd            63.00        62.00       0.340                    50.48        49.52       0.286
4th            63.00        63.00       0.340                    51.43        50.48       0.429

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31. (In thousands, except per share data).

FINANCIAL CONDITION                           2003         2002         2001         2000         1999
-------------------                         --------     --------     --------     --------     --------
ASSETS
Cash and demand balances in other banks     $ 21,425     $ 16,719     $ 15,980     $ 16,822     $ 17,469
Federal funds sold                                 -        7,700       10,800       21,300            -
Securities available for sale                108,734       97,380       90,243       72,679       81,923
Net loans                                    441,323      425,551      374,153      334,475      304,967
Other assets                                  38,291       26,549       27,526       23,585       23,162
                                            --------     --------     --------     --------     --------
        Total Assets                        $609,773     $573,899     $518,702     $468,861     $427,521
                                            ========     ========     ========     ========     ========

FINANCIAL CONDITION
-------------------                                   2003         2002         2001         2000         1999
(continued)                                         --------     --------     --------     --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                        $ 78,184     $ 71,976     $ 61,845     $ 52,555     $ 46,829
Interest bearing certificates of deposit of
  $100,000 or more                                    30,946       28,439       29,462       46,445       32,445
Other interest bearing deposits                      393,453      371,135      359,991      308,957      281,569
                                                    --------     --------     --------     --------     --------
     Total deposits                                  502,583      471,550      451,298      407,957      360,843
Short term borrowings                                  8,076           75        1,019          -         19,300
Other borrowings                                      35,375       41,867       12,009       12,328        3,624
Other liabilities                                      6,356        7,027        6,199        3,522        2,790
                                                    --------     --------     --------     --------     --------
     Total Liabilities                               552,390      520,519      470,525      423,807      386,557
Shareholders' Equity                                  57,383       53,380       48,177       45,054       40,964
                                                    --------     --------     --------     --------     --------
     Total Liabilities and Shareholders' Equity     $609,773     $573,899     $518,702     $468,861     $427,521
                                                    ========     ========     ========     ========     ========

RESULTS OF OPERATIONS                                 2003         2002         2001         2000         1999
---------------------                               --------     --------     --------     --------     --------
Interest income                                     $ 30,835     $ 33,535     $ 34,400     $ 33,549     $ 29,408
Interest expense                                       8,507       10,716       14,919       15,900       12,254
                                                    --------     --------     --------     --------     --------
     Net Interest Income                              22,328       22,819       19,481       17,649       17,154
Provision for loan losses                              1,069        1,105          722        1,129        1,260
Noninterest income                                    11,822        9,999        8,641        7,396        6,142
Noninterest expense                                   22,669       21,644       20,537       16,096       15,102
                                                    --------     --------     --------     --------     --------
     Income before Federal income tax                 10,412       10,069        6,863        7,820        6,934
Federal income tax                                     3,024        2,934        1,857        2,194        1,819
                                                    --------     --------     --------     --------     --------
     Net Income                                     $  7,388     $  7,135     $  5,006     $  5,626     $  5,115
                                                    ========     ========     ========     ========     ========

Basic earnings per share (1) (2)                    $   3.30     $   3.20     $   2.25     $   2.53     $   2.31
Diluted earnings per share (1) (2)                      3.27         3.19         2.25         2.53         2.31
Cash dividends declared per share (2)                   1.32         1.27         1.18         1.13         1.03

         (1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

         (2) Adjusted to reflect the stock dividends paid in 2003, 2002, 2001, 2000 and 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on pages A-2 through A-20 in the Company's 2004 Proxy Statement, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on pages A-14 through A-16 in the Company's 2004 Proxy Statement, and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained on pages A-23 through A-41 in the Company's 2004 Proxy Statement, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 9A - CONTROLS AND PROCEDURES

(a) The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in providing them with material information relating to the Company known to others within the Company which is required to be included in our periodic reports filed under the Exchange Act.

(b) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On December 9, 2003, the Company adopted a code of ethics (the "Code") that applies to all co-workers, officers and Directors of the Company and its subsidiaries. The Code is designed to deter wrongdoing and to promote:

     - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     - Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the registrant;

     -   Compliance with applicable governmental laws, rules and regulations;

     - Prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

     -   Accountability for adherence to the Code.

A copy of the Code is included in this report as Exhibit 14.

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers" and "Beneficial Ownership Reporting Compliance" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" and in Note 14 on Page A-35 of the Company's 2004 Proxy Statement and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2004 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1. The following financial statements of the Company and its subsidiaries, included in the Company's 2004 Proxy Statement are incorporated herein by reference:

                                                                                   Pages in Proxy
                                                                                     Statement
                                                                                   --------------
Report of Independent Accountants, BKD LLP, Dated January 23, 2004                      A-22

Consolidated Balance Sheets - December 31, 2003 and 2002                                A-23

Consolidated Statements of Income - Years Ended December 31,
2003, 2002 and 2001                                                                     A-24

Consolidated Statements of Cash Flows - Years Ended December 31,
2003, 2002 and 2001                                                                     A-25

Consolidated Statements of Changes in Shareholders' Equity -
Years Ended December 31, 2003, 2002 and 2001                                            A-26

Notes to Consolidated Financial Statements                                            A-27-A-41

         2.       Financial statement schedules are not applicable.

(b)      No reports on Form 8-K were filed during the fourth quarter of 2003.

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

         11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-29 and Note 19 on Page A-39 of the Company's 2004 Proxy Statement.

         13 Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 which incorporates Management's Discussion and Analysis of Financial Condition and Results of Operations, Reports of Independent Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's 2004 Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

         14 Registrant's Code of Business Conduct and Ethics as adopted December 9, 2003

         21       Listing of Subsidiaries, filed herewith.

         23(a)    Consent of BKD LLP, Independent Accountants, filed herewith.

         23(b) Consent of Crowe, Chizek and Company LLP, Independent Accountants, filed herewith.

         24 Power of Attorney contained on the signature pages of the 2003 Annual Report on Form 10-K.

         31.1     Certification of Principal Executive Officer

         31.2     Certification of Principal Accounting Officer

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

         United Bancorp, Inc.

         /S/ David S. Hickman                                March 9, 2004
         ----------------------------------                  -------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 9, 2004.

 /S/ Joseph D. Butcko                               /S/ James C. Lawson
-------------------------------------------        -----------------------------
 Joseph D. Butcko, Director                         James C. Lawson, Director

 /S/ Robert K. Chapman                              /S/ Donald J. Martin
-------------------------------------------        -----------------------------
 Robert K. Chapman, Director, Vice Chairman         Donald J. Martin, Director

 /S/ George H. Cress                                /S/ David E. Maxwell
-------------------------------------------        -----------------------------
 George H. Cress, Director                          David E. Maxwell, Director

 /S/ John H. Foss                                   /S/ Chris L. McKenney
-------------------------------------------        -----------------------------
 John H. Foss, Director                             Chris L. McKenney, Director

 /S/ Patricia M. Garcia                             /S/ Kathryn M. Mohr
-------------------------------------------        -----------------------------
 Patricia M. Garcia, Director                       Kathryn M. Mohr, Director

 /S/ David S. Hickman                               /S/ Dale L. Chadderdon
-------------------------------------------        -----------------------------
 David S. Hickman (Principal Executive Officer)     Dale L. Chadderdon
 Director, Chairman and Chief Executive Officer     (Principal Financial
                                                    Officer) Senior Vice
                                                    President, Secretary and
                                                    Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION                                         PAGE NO.
-----------                                  -----------                                         --------
Exhibit 13      Management's Discussion and Analysis of Financial Condition and Results of
                Operations, Report of Independent Auditors, Consolidated Financial
                Statements and Notes to Consolidated Financial Statements of Registrant's
                Annual Report to Shareholders for the fiscal year ended December 31, 2003 which is incorporated from the Company's 2004 Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference.

Exhibit 14      Code of Ethics in accordance with Section 406 of the Sarbanes-Oxley Act as          19
                amended.

Exhibit 21      Subsidiaries                                                                        22

Exhibit 23      Consent of Independent Accountants - BKD LLP                                        23

Exhibit 24      Power of Attorney contained on the signature pages of the 2003 Annual Report        17
                on Form 10-K.

Exhibit 31.1    Certification of Principal Executive Officer                                        24

Exhibit 31.2    Certification of Principal Financial Officer                                        25

Exhibit 32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to            26
                Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1    Report of Prior Independent Auditors - Crowe Chizek                                 27