Form 10-K/A
period 2003-12-31
UNITED BANCORP INC /MI/
filed 2004-03-31
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
                                Yes |X|         No | |

As of February 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $99,919,000 (common stock, no par value.) As of February 10, 2004, there were outstanding 2,235,503 shares of registrant's common stock, no par value.


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

Explanatory Note

On March 15, 2004, United Bancorp, Inc. (the "Company") filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2003 (the "Initial Form 10-K"). The Initial Form 10-K included Exhibit 99.1, Report of Prior Independent Auditors (the "Exhibit"). Subsequent to filing the Initial Form 10-K, an error in wording was discovered in the Exhibit, and this Amendment No. 1 on Form 10-K/A corrects that error in the Exhibit. No other changes are included in this amendment.

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

         99.1  Report of Prior Independent Auditors - Crowe Chizek

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


         United Bancorp, Inc.

         /S/ David S. Hickman                                March 30, 2004
        ------------------------------------            -----------------------
         David S. Hickman, Chairman and                           Date
         Chief Executive Officer, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 2004.

 /S/ *                                                  /S/ *
-----------------------------------------------        ----------------------------------------------
 Joseph D. Butcko, Director                             James C. Lawson, Director

 /S/ *                                                  /S/ *
-----------------------------------------------        ----------------------------------------------
 Robert K. Chapman, Director, Vice Chairman             Donald J. Martin, Director

 /S/ *                                                  /S/ *
-----------------------------------------------        ----------------------------------------------
 George H. Cress, Director                              David E. Maxwell, Director

 /S/ *                                                  /S/ *
-----------------------------------------------        ----------------------------------------------
 John H. Foss, Director                                 Chris L. McKenney, Director

 /S/ *                                                  /S/ *
-----------------------------------------------        ----------------------------------------------
 Patricia M. Garcia, Director                           Kathryn M. Mohr, Director

 /S/ David S. Hickman                                   /S/ Dale L. Chadderdon
-----------------------------------------------        ----------------------------------------------
 David S. Hickman (Principal Executive Officer)         Dale L. Chadderdon (Principal Financial
 Director, Chairman and Chief Executive Officer         Officer) Senior Vice President, Secretary and
                                                        Treasurer

 * Dale L. Chadderdon, by signing his name hereto, does hereby sign this report on behalf of each of the above named directors of the Company pursuant to a power of attorney duly exercised by such persons.


                                        /S/ Dale L. Chadderdon
                                       --------------------------------------
                                        Dale L. Chadderdon, Attorney in Fact

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION


 EX-31.1       Certification of Chief Executive Officer pursuant to Section 302

 EX-31.2       Certification of Chief Financial Officer pursuant to Section 302

 EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 EX-99.1       Report of Prior Independent Auditors - Crowe Chizek