Form 10-Q
period 2004-03-31
UNITED BANCORP INC /MI/
filed 2004-05-10
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                              Yes [X]               No [ ]

As of April 30, 2004, there were outstanding 2,242,111 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                                    DESCRIPTION                                                       PAGE NO.
--------                                    -----------                                                       --------
                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          (a)   Condensed Consolidated Balance Sheets                                                               3
          (b)   Condensed Consolidated Statements of Income                                                         4
          (c)   Condensed Consolidated Statements of Shareholders' Equity                                           5
          (d)   Condensed Consolidated Statements of Cash Flows                                                     6
          (e)   Notes to Condensed Consolidated Financial Statements                                                7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          Executive Summary                                                                                         9
          Financial Condition                                                                                      10
          Liquidity and Capital Resources                                                                          13
          Results of Operations                                                                                    14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                               18
Item 4.   Controls and Procedures                                                                                  19

                                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        19
Item 2.   Changes in Securities and Use of Proceeds                                                                19
Item 3.   Defaults Upon Senior Securities                                                                          20
Item 4.   Submission of Matters to a Vote of Security Holders                                                      20
Item 5.   Other Information                                                                                        20
Item 6.   Exhibits and Reports on Form 8-K                                                                         20
Signatures                                                                                                         21
Exhibits                                                                                                           22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

(a)   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (unaudited)                        (unaudited)
                                                                     March 31,       December 31,        March 31,
              In thousands of dollars                                  2004              2003              2003
                                                                     --------        ------------      -----------
ASSETS
Cash and demand balances in other banks                              $ 19,631          $ 21,425          $ 16,209
Federal funds sold                                                      3,600                 -            26,300
                                                                     --------          --------          --------
Total cash and cash equivalents                                        23,231            21,425            42,509

Securities available for sale                                         110,025           108,734            95,254

Loans held for sale                                                     2,286                90             3,670
Portfolio loans                                                       455,146           446,730           415,875
                                                                     --------          --------          --------
Total loans                                                           457,432           446,820           419,545
Less allowance for loan losses                                          5,503             5,497             5,159
                                                                     --------          --------          --------
Net loans                                                             451,929           441,323           414,386

Premises and equipment, net                                            14,507            14,734            14,133
Goodwill                                                                3,469             3,469             3,469
Accrued interest receivable and other assets                           19,405            20,088             9,289
                                                                     --------          --------          --------
TOTAL ASSETS                                                         $622,566          $609,773          $579,040
                                                                     ========          ========          ========

LIABILITIES
Deposits
      Noninterest bearing                                            $ 82,773          $ 78,184          $ 69,614
      Interest bearing deposits                                       431,498           424,399           407,105
                                                                     --------          --------          --------
Total deposits                                                        514,271           502,583           476,719

Federal funds purchased and other short term borrowings                    76             8,076                75
Other borrowings                                                       43,375            35,375            41,867
Accrued interest payable and other liabilities                          5,512             6,356             5,985
                                                                     --------          --------          --------
TOTAL LIABILITIES                                                     563,234           552,390           524,646

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,225,041, 2,114,765 and
      2,111,848 shares issued and outstanding                          46,609            45,809            39,178
Stock dividend payable                                                  7,321                               6,344
Retained earnings                                                       4,621            10,994             7,709
Accumulated other comprehensive income, net of tax                        781               580             1,163
                                                                     --------          --------          --------
TOTAL SHAREHOLDERS' EQUITY                                             59,332            57,383            54,394
                                                                     --------          --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $622,566          $609,773          $579,040
                                                                     ========          ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
     In thousands of dollars, except per share data           2004            2003
                                                             ------          ------
INTEREST INCOME
Interest and fees on loans                                   $6,774          $6,993
Interest on securities
      Taxable                                                   516             602
      Tax exempt                                                307             314
Interest on federal funds sold                                   15              54
                                                             ------          ------
Total interest income                                         7,612           7,963

INTEREST EXPENSE
Interest on deposits                                          1,479           1,798
Interest on short term borrowings                                 2               -
Interest on other borrowings                                    467             534
                                                             ------          ------
Total interest expense                                        1,948           2,332
                                                             ------          ------
NET INTEREST INCOME                                           5,664           5,631
Provision for loan losses                                       262             313
                                                             ------          ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           5,402           5,318

NONINTEREST INCOME
Service charges on deposit accounts                             643             603
Trust & Investment fee income                                   889             699
Gains on securities transactions                                  2               -
Loan sales and servicing                                        255             841
ATM, debit and credit card fee income                           314             342
Sales of nondeposit investment products                         182             124
Other income                                                    259             143
                                                             ------          ------
Total noninterest income                                      2,544           2,752

NONINTEREST EXPENSE
Salaries and employee benefits                                3,413           3,323
Occupancy and equipment expense, net                          1,004             958
External data processing                                        274             310
Advertising and marketing                                       110             112
Other expense                                                   831             818
                                                             ------          ------
Total noninterest expense                                     5,632           5,521
                                                             ------          ------
INCOME BEFORE FEDERAL INCOME TAX                              2,314           2,549
Federal income tax                                              598             766
                                                             ------          ------
NET INCOME                                                   $1,716          $1,783
                                                             ======          ======

Basic earnings per share                                     $ 0.73          $ 0.76
Diluted earnings per share                                     0.72            0.76
Cash dividends declared per share of common stock              0.34            0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c)   CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                       ---------------------------
           In thousands of dollars                       2004               2003
                                                       --------           --------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                         $ 57,383           $ 53,380

Net Income                                                1,716              1,783
Other comprehensive income:
      Net change in unrealized gains (losses)
        on securities available for sale, net               201               (118)
                                                       --------           --------
Total comprehensive income                                1,917              1,665

Cash dividends declared                                    (760)              (699)
Common stock transactions                                   792                 48
                                                       --------           --------
Balance at end of period                               $ 59,332           $ 54,394
                                                       ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                         In thousands of dollars                                     2004               2003
                                                                                   --------           --------
Cash Flows from Operating Activities
Net income                                                                         $  1,716           $  1,783

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                           518                707
Provision for loan losses                                                               262                313
Gain on sale of loans                                                                  (204)              (945)
Proceeds from sales of loans originated for sale                                     16,734             56,855
Loans originated for sale                                                           (18,930)           (51,707)
Gains on securities transactions                                                         (2)                 -
Change in accrued interest receivable and other assets                                  755               (271)
Change in accrued interest payable and other liabilities                               (848)              (790)
                                                                                   --------           --------
Net cash from operating activities                                                        1              5,945

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                     (18,400)            (9,773)
      Sales                                                                           4,343                  -
      Maturities and calls                                                           11,752             10,203
      Principal payments                                                              1,120              1,271
Net change in portfolio loans                                                        (8,553)             6,649
Net investment in bank owned life insurance                                            (121)                 -
Premises and equipment expenditures, net                                                (92)              (471)
Investment in limited partnership                                                        32                  -
                                                                                   --------           --------
Net cash from investing activities                                                   (9,919)             7,879

Cash Flows from Financing Activities
Net change in deposits                                                               11,688              5,169
Net change in short term borrowings                                                  (8,000)                 -
Proceeds from other borrowings                                                        8,000              2,000
Principal payments on other borrowings                                                    -             (2,000)
Proceeds from common stock transactions                                                 792                 48
Dividends paid                                                                         (756)              (951)
                                                                                   --------           --------
Net cash from financing activities                                                   11,724              4,266
                                                                                   --------           --------
Net change in cash and cash equivalents                                               1,806             18,090

Cash and cash equivalents at beginning of year                                       21,425             24,419
                                                                                   --------           --------
Cash and cash equivalents at end of period                                         $ 23,231           $ 42,509
                                                                                   ========           ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                      $  1,946           $  2,423
Income tax paid                                                                           -                  -
Loans transferred to other real estate                                                   85                  -

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

STOCK OPTIONS

In 2000, Shareholders approved the Company's 1999 Stock Option Plan. The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The Plan will continue in effect for five years, unless it is extended with the approval of the Shareholders. Such approval is being requested at the Annual Meeting of Shareholders to be held April 20, 2004.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the plan, options representing no more than 144,426 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the plan, adjusted for stock dividends:

                                    Options        Weighted Average
                                  Outstanding       Exercise Price
                                  -----------       --------------
Balance at January 1, 2004           102,403           $  43.41
Options granted                       23,423              60.00
Options exercised                    (19,685)             40.55
Options forfeited                          -
                                    --------
Balance at March 31, 2004            106,141           $  47.60
                                    ========

Options granted under the plan during the current year were 23,423 on January 9, 2004. The weighted fair value of the options granted was $5.46. For stock options outstanding at March 31, 2004, the range of average exercise prices was $37.61 to $60.00 and the weighted average remaining contractual term was 8.04 years. At March 31, 2004, 56,145 options were exercisable at the weighted average exercise price of $41.69.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended March 31, 2004 and 2003.

                                                                Three Months Ended
In thousands of dollars, except per share data                      March 31,
                                                              ---------------------
                                                               2004          2003
                                                              -------       -------
Net income, as reported                                       $ 1,716       $ 1,783
    Less: Total stock-based compensation cost,
                 net of taxes                                      18            21
                                                              -------       -------
Pro forma net income                                          $ 1,698       $ 1,762
                                                              =======       =======

Earnings per share:
    Basic     As reported                                     $  0.73       $  0.76
    Basic     Pro forma                                          0.72          0.75

    Diluted   As reported                                     $  0.72       $  0.76
    Diluted   Pro forma                                          0.71          0.75

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $256,909,000 and $209,803,000 at the end of March, 2004 and 2003. The balance of loans serviced for others related to servicing rights that have been capitalized was $252,981,000 and $203,137,000 at March 31, 2004 and 2003.

Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2004 and 2003 follows:

                                           2004             2003
                                         -------           -------
Balance at January 1                     $ 1,832           $ 1,352
Amount capitalized year to date               96               360
Amount amortized year to date               (106)             (231)
                                         -------           -------
Balance at period end                    $ 1,822           $ 1,481
                                         =======           =======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2004 and 2003.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2004 and 2003, the Company declared 5% stock dividends payable in May 2004 and 2003. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. A reconciliation of basic and diluted earnings per share follows:

                                                                 Three Months Ended
In thousands of dollars, except per share data                        March 31,
                                                           ------------------------------
                                                              2004                2003
                                                              ----                ----
Net income                                                 $    1,716          $    1,783
                                                           ==========          ==========
Basic earnings:
    Weighted average common shares outstanding              2,344,337           2,331,515
    Weighted average contingently issuable shares              21,811              19,222
                                                           ----------          ----------
       Total weighted average shares outstanding            2,366,148           2,350,737
                                                           ==========          ==========
    Basic earnings per share                               $     0.73          $     0.76
                                                           ==========          ==========

                                                         Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                       2004                2003
                                                     ---------          ---------
Diluted earnings:
 Weighted average common shares outstanding
  from basic earnings per share                      2,366,148          2,350,737
 Dilutive effect of stock options                       16,666              8,984
                                                     ---------          ---------
  Total weighted average shares outstanding          2,382,814          2,359,721
                                                     =========          =========
 Diluted earnings per share                          $    0.72          $    0.76
                                                     =========          =========

A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three month periods ending March 31, 2004 and 2003.

EXECUTIVE SUMMARY

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. The Company's subsidiary banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

While unemployment in Michigan in recent months is generally higher than in many areas of the U.S., the markets served by the Banks are only marginally impacted. In particular, the Ann Arbor market has much lower unemployment levels than does the rest of the State. While recent downturns in the economy have impacted some small companies, in general the Banks have not felt the impact of this decline. In addition, in part through the addition of its Ann Arbor subsidiary in 2001, the Company continues to gain market share in its market areas.

The Company's Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and Michigan Bankers Insurance Center, LLC, and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Trust & Investment Group offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks. These products help to diversify the Company's sources of income.

Net income for the first quarter of 2004 was $1,715,815, representing the Company's second best first quarter ever, at 3.7% below the first quarter of 2003. Steady asset growth continued, as total assets reached $622.5 million, an increase of $43.1 million, or 7.4%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $10.6 million, deposits increased by $11.7 million, and assets under management by the Trust & Investment Group of United Bank & Trust grew by $29.8 million.

In the fourth quarter of 2003, Management reported that the residential real estate mortgage refinance boom had ended late in the third quarter. Mortgage production at the subsidiary banks fell considerably in the fourth quarter of 2003, and that decline continued in the first quarter of 2004. As a result, income from loan sales and servicing in the current quarter was $587,000 less than the prior year. At the same time, Trust & Investment fee income improved by $190.000, or 27.2%, from the first quarter of a year ago. This strong performance, plus increases in other fee income categories, helped to offset a portion of the decline in loan sales and servicing income.

While net interest income continues to be steady and expenses have not increased significantly, the change in noninterest income has had the largest impact on net income. The chart below shows the trends in the major components of earnings for the four quarters of 2003, compared to the first quarter of 2004.

                                                     2004                                     2003
                                                    -------         ----------------------------------------------------------
in thousands of dollars, where appropriate          1st Qtr         4th Qtr           3rd Qtr         2nd Qtr          1st Qtr
                                                    -------         -------           -------         -------          -------
Net interest income before provision                $5,664           $5,579           $5,565           $5,553           $5,631
Provision for loan losses                              262              212              248              296              313
Noninterest income                                   2,544            2,740            3,419            2,911            2,752
Noninterest expense                                  5,632            5,606            5,830            5,712            5,521
Federal income tax provision                           598              664              840              754              766
Net income                                          $1,716           $1,837           $2,066           $1,702           $1,783
Return on average assets (a)                          1.12%            1.22%            1.37%            1.17%            1.25%
Return on average shareholders' equity (a)           11.71%           12.78%           14.61%           12.40%           13.35%

(a) annualized

                               FINANCIAL CONDITION

Securities

Balances in the Company's investment securities portfolio increased somewhat during the first quarter of 2004, reflecting continued growth of the Company. This increase in the portfolio was primarily in mortgage-backed agency bonds, while holdings of municipal obligations and corporate and other securities declined. This shift reflects the purchase of mortgage-backed securities during the quarter to replace maturing and called investments within the municipal portfolios of the banks.

                                                        3/31/2004      12/31/2003       3/31/2003
                                                        ---------      ----------       ---------
U.S. Treasury and agency securities                        37.9%           37.5%           37.2%
Mortgage backed agency securities                          26.4%           17.0%           12.8%
Obligations of states and political subdivisions           30.7%           39.1%           35.8%
Corporate, asset backed, and other securities               5.0%            6.5%           14.2%
                                                          -----           -----           -----
    Total Securities                                      100.0%          100.0%          100.0%
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

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 5% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

LOANS

Loan balances increased by more than $10 million in the first quarter of 2004, in spite of continued refinancing in the Company's residential mortgage portfolios into products that are sold on the secondary market. Personal loan balances were relatively unchanged, while business loans, commercial mortgages and construction loans provided substantial growth during the quarter.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with declining percentages of residential mortgage loans and personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                  March 31, 2004                 December 31, 2003                March 31, 2003
                           ---------------------------     ---------------------------     ---------------------------
                            Balance         % of total     Balance          % of total     Balance          % of total
                           --------         ----------     --------         ----------     --------         ----------
Total loans:
Personal                   $ 69,341            15.2%       $ 70,301             15.7%      $ 68,311              16.3%
Business loans and
    commercial mortgages    265,267            58.0%        256,778             57.5%       218,508              52.1%
Tax exempt                    1,424             0.3%          1,476              0.3%         1,279               0.3%
Residential mortgage         73,656            16.1%         85,156             19.1%        96,769              23.0%
Construction                 47,744            10.4%         33,109              7.4%        34,678               8.3%
                           --------          ------        --------          -------       --------          --------
    Total loans            $457,432           100.0%       $446,820           100.00%      $419,545             100.0%
                           ========          ======        ========          =======       ========          ========

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

The chart below shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.

                                                       3/31/2004        12/31/2003       3/31/2003
                                                       ---------        ----------       ---------
Nonaccrual loans                                         $3,524           $3,635           $3,302
Loans past due 90 days or more                            1,320              761              353
Troubled debt restructurings                                  -                -                -
                                                         ------           ------           ------
    Total nonperforming loans                             4,844            4,396            3,655
Other real estate                                           541              593              467
                                                         ------           ------           ------
    Total nonperforming assets                           $5,385           $4,989           $4,122
                                                         ======           ======           ======
Percent of nonperforming loans to total loans              1.06%            0.98%            0.87%
Percent of nonperforming assets to total assets            0.86%            0.82%            0.71%

The Company's classification of nonperforming loans is generally consistent with loans identified as impaired. The Company's total nonperforming assets increased from the end of 2003, with substantially all of the increase in loans past due ninety days or more. Nonaccrual loans declined slightly, as did balances in other real estate. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses. The allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2004 and 2003 follows:

                                            2004             2003
                                          -------           -------
Balance at January 1:                     $ 5,497           $ 4,975
Loans charged off                            (274)             (148)
Recoveries credited to allowance               18                19
Provision charged to operations               262               313
                                          -------           -------
March 31                                  $ 5,503           $ 5,159
                                          =======           =======

The Company has reduced its provision for loan losses over the same period in 2003. The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2004 and 2003, and December 31, 2003.

                                        3/31/2004       12/31/2003      3/31/2003
                                        ---------       ----------      ---------
Business and commercial mortgage          $4,752          $4,775          $4,591
Tax exempt                                     -               -               -
Residential mortgage                          43              37              14
Personal                                     706             685             554
Construction                                   -               -               -
Unallocated                                    2               -               -
                                          ------          ------          ------
   Total                                  $5,503          $5,497          $5,159
                                          ======          ======          ======

One of the Company's largest single category of loans is also generally the one with the least risk. Loans to finance residential mortgages, including construction loans, make up 26.5% of the portfolio at March 31, 2004, and are well-secured and have had historically low levels of net losses. While that ratio is down from the same period of 2003, it is consistent with the year-end 2003 figures. Personal and business loans make up the balance of the portfolio.

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

DEPOSITS

Deposit growth continued during the first quarter of 2004, as total deposits increased at an annualized rate of 9.3%. Growth over the past twelve months has been 7.9%. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances continue their steady growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

As in the past, the majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2004 and 2003.

                                       2004            2003
                                      ------          ------
Noninterest bearing deposits           16.1%           14.6%
Interest bearing deposits              83.9%           85.4%
                                      -----           -----
    Total deposits                    100.0%          100.0%
                                      =====           =====

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2003 and 2004. Short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at March 31, 2004 and 2003, and December 31, 2003. Dollars are shown in thousands.


                                             Regulatory Guidelines                United Bancorp, Inc.
                                             ---------------------       ---------------------------------------
                                              Adequate       Well        3/31/2004     12/31/2003     3/31/2003
                                              --------       ----        ---------     ----------     ---------
Tier 1 capital to average assets                4%             5%              9.0%           9.1%          8.7%
Tier 1 capital to risk weighted assets          4%             6%             11.9%          11.7%         11.8%
Total capital to risk weighted assets           8%            10%             13.1%          12.8%         13.0%

Total shareholders' equity                                               $  59,332      $  57,383     $  54,394
Intangible assets                                                           (3,469)        (3,469)       (3,469)
Disallowed servicing assets                                                   (183)          (183)         (148)
Unrealized (gain) loss on securities
 available for sale                                                           (781)          (580)       (1,163)
                                                                         ---------      ---------     ---------
    Tier 1 capital                                                          54,899         53,151        49,614
Allowable loan loss reserves                                                 5,482          5,440         5,032
                                                                         ---------      ---------     ---------
    Tier 2 capital                                                       $  60,381      $  58,591     $  54,646
                                                                         =========      =========     =========

                        RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2004 was down from the past two quarters, and represents the Company's second-best first quarter in its history. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income exceeded the prior four quarters, in spite of historically low market rates and refinancing of residential real estate mortgages from the portfolios of the Banks. During the quarter, the Company's yield on earning assets was substantially unchanged from the full-year 2003 yields, but was down 27 basis points from the yields of the first quarter of 2003. At the same time, the Company's cost of funds declined from first-quarter and full-year 2003 levels, resulting in improved tax equivalent spread. This improvement was derived both from reduced deposit interest cost and lower cost of other borrowed funds. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2004 and 2003.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                                 Three Months Ended March 31,
                                       ------------------------------------------------------------------------------
                                          2004                                   2003
                                       ---------                              ----------
                                        Average       Interest      Yield/     Average         Interest       Yield/
dollars in thousands                    Balance         (b)        Rate (c)    Balance            (b)         Rate (c)
--------------------                   ---------      -------      -------    ----------       --------       --------
ASSETS
Interest earning assets (a)
Federal funds sold                     $   6,248      $    15        0.96%    $   18,130       $     54         1.19%
Taxable securities                        70,525          516        2.93%        62,816            602         3.83%
Tax exempt securities (b)                 31,906          459        5.75%        30,359            469         6.18%
Taxable loans                            449,340        6,759        6.02%       424,966          6,976         6.57%
Tax exempt loans (b)                       1,434           23        6.36%         1,362             25         7.23%
                                       ---------      -------                 ----------       --------
      Total int. earning assets (b)      559,453        7,771        5.56%       537,633          8,126         6.05%
Less allowance for loan losses            (5,548)                                 (5,055)
Other assets                              59,464                                  44,560
                                       ---------                              ----------
TOTAL ASSETS                           $ 613,369                              $  577,138
                                       =========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                           $ 114,399          134        0.47%    $   98,147            184         0.75%
Savings deposits                         174,005          359        0.82%       154,860            421         1.09%
CDs $100,000 and over                     32,981          254        3.08%        27,362            286         4.19%
Other interest bearing deposits          107,139          733        2.74%       126,453            907         2.87%
                                       ---------      -------                 ----------       --------
      Total int. bearing deposits        428,524        1,479        1.38%       406,822          1,798         1.77%
Short term borrowings                        804            2        0.96%            75              0         0.50%
Other borrowings                          40,487          467        4.61%        41,736            534         5.12%
                                       ---------      -------                 ----------       --------
      Total int. bearing liabilities     469,815        1,948        1.66%       448,633          2,332         2.08%
                                                      -------                                  --------
Noninterest bearing deposits              79,953                                  67,739
Other liabilities                          4,880                                   6,610
Shareholders' equity                      58,721                                  54,156
                                       ---------                              ----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $ 613,369                              $  577,138
                                       =========                              ==========
Net interest income (b)                                 5,823                                     5,794
                                                      -------                                  --------
Net spread (b)                                                       3.90%                                      3.97%
                                                                    =====                                       ====
Net yield on interest earning
   assets (b)                                                        4.16%                                      4.31%
                                                                    =====                                       ====
Tax equivalent adjustment on
   interest income                                       (159)                                     (163)
                                                      -------                                  --------
Net interest income per income
   statement                                          $ 5,664                                  $  5,631
                                                      =======                                  ========
Ratio of interest earning assets to
   interest bearing liabilities             1.19                                    1.20
                                       =========                              ==========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)   Annualized

As noted from the data in the following table, interest income and interest expense declined during the first quarter of 2004 as a result of changes in rates. At the same time, net interest income improved as a result of changes in volume compared to the same period of 2003. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2004 and 2003 on a taxable equivalent basis, in thousands of dollars.

                                                 2004 Compared to 2003                           2003 Compared to 2002
                                        ---------------------------------------         ---------------------------------------
                                             Increase (Decrease) Due To: (a)                Increase (Decrease) Due To: (a)
                                        ---------------------------------------         ---------------------------------------
                                        Volume            Rate            Net           Volume           Rate             Net
                                        ------            ----            ---           ------           ----             ---
Interest earned on:
Federal funds sold                       $ (30)          $  (9)          $ (39)          $   4           $ (18)          $ (14)
Taxable securities                          68            (154)            (86)             27            (127)           (100)
Tax exempt securities                       23             (33)            (10)            (99)            (23)           (122)
Taxable loans                              386            (604)           (218)            750            (700)             50
Tax exempt loans                             1              (3)             (2)             (9)             (2)            (11)
                                         -----           -----           -----           -----           -----           -----
      Total interest income              $ 448           $(803)          $(355)          $ 673           $(870)          $(197)
                                         =====           =====           =====           =====           =====           =====

Interest paid on:
NOW accounts                             $  27           $ (77)          $ (50)          $  26           $ (40)          $ (14)
Savings deposits                            48            (110)            (62)             64            (146)            (82)
CDs $100,000 and over                       52             (84)            (32)            (34)            (53)            (87)
Other interest bearing deposits           (133)            (41)           (174)           (212)           (213)           (425)
Short term borrowings                        2               -               2              (2)             (2)             (4)
Other borrowings                           (16)            (51)            (67)            321             (49)            272
                                         -----           -----           -----           -----           -----           -----
      Total interest expense             $ (20)          $(363)          $(383)          $ 163           $(503)          $(340)
                                         =====           =====           =====           =====           =====           =====
Net change in net interest
      income                             $ 468           $(440)          $  28           $ 510           $(367)          $ 143
                                         =====           =====           =====           =====           =====           =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Total noninterest income declined from prior quarters, reaching its lowest level in several quarters. While income from loan sales and servicing is down significantly from the same period in 2003, improvements in several other noninterest categories have improved, resulting in a reduction in total noninterest income of 7.6% year to date.

Service charges on deposit accounts are up 6.7% over the first quarter of 2003. No significant changes were made in the Company's service charge structure during the quarter, and the increase reflects continued growth of the Company's deposit base. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through continued growth and expansion. Growth of assets managed has improved Trust & Investment income by 27.1% over the same quarter of 2003. In addition, income from sales of nondeposit investment products, while not a large figure, is up 46.8% from the first quarter last year.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2004 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. However, the volume of residential mortgage lending has slowed from the levels achieved in the first quarter of 2003, resulting in a reduction in income from loan sales and servicing of 69.7% from last year at this time. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2004 or 2003 as a result of declining market rates.

NONINTEREST EXPENSES

Total noninterest expenses were relatively unchanged from the fourth quarter of 2003, but were up 2.0% from the first quarter of last year. The increases are primarily in compensation expense, which has increased 2.7% over the first quarter of 2003, and other expense categories are not significantly different that in 2003. Growth in expense reflects the ongoing expansion of the Banks within their markets.

FEDERAL INCOME TAX

The Company has improved its effective tax rate from 2003 to 2004, as a result of various tax strategies, including the purchase of bank-owned life insurance during 2003. The effective tax rate was 25.8% for the first quarter of 2004, compared to 30.1% for the same period of 2003.

NET INCOME

While net income was down from recent quarters, Management anticipates that earnings will remain strong for the remainder of the year, but with continued decline in the amount of income attributed to gains on the sale of loans in the secondary market. At the same time, it is anticipated that other categories of income will improve from year to date levels, and management is optimistic that earnings for the year will be at or above the levels achieved in 2003.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in United Bancorp, Inc.'s 2003 Annual Report on pages A-24 to A-27. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see Critical Accounting Policies" on pages A-16 and A17 in United Bancorp, Inc.'s 2003 Annual Report.

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

Based on the results of the simulation model as of March 31, 2004, the Company would expect a maximum potential reduction in net interest margin of less than 12% if market rates increased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset- sensitive, continuing a trend evident throughout 2003. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

Each Bank maintains a Funds Management Committee, which reviews exposure to market risk on a regular basis. The Committees' overriding policy objective is to manage assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards. The Funds Management Committees are also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committees are made up of senior members of management, and monitor the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

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

As of the end of the quarter ended March 31, 2004, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended March 31, 2004 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

No changes in the securities of the Company occurred during the quarter ended March 31, 2004. The Company did not repurchase any of its securities during the quarter ended March 31, 2004.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the quarter ended March 31, 2004.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

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

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K filed during the quarter ended March 31, 2004.

      Report on Form 8-K filed March 5, furnishing in Items 7, 9 and 12 thereof, information on quarterly earnings and cash dividends declared from April 22, 2003 through January 14, 2004.

      Report on Form 8-K filed March 15, furnishing in Items 7, 9 and 12 thereof, information regarding the declaration of cash and stock dividends

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
May 7, 2004

/S/ David S. Hickman
-------------------------------------------------
David S. Hickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Dale L. Chadderdon
-------------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer
(Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
 EX-31.1       Certification of Chief Executive Officer pursuant to Section 302

 EX-31.2       Certification of Chief Financial Officer pursuant to Section 302

 EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2202