Form 10-Q
period 2004-06-30
UNITED BANCORP INC /MI/
filed 2004-08-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

      [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       or

      [ ]         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ----------------------

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

                                 Yes [X]  No [ ]

As of July 31, 2004, there were outstanding 2,355,552 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                             DESCRIPTION                                                 PAGE NO.
--------                             -----------                                                 --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        (a) Condensed Consolidated Balance Sheets                                                    3
        (b) Condensed Consolidated Statements of Income                                              4
        (c) Condensed Consolidated Statements of Shareholders' Equity                                5
        (d) Condensed Consolidated Statements of Cash Flows                                          6
        (e) Notes to Condensed Consolidated Financial Statements                                     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Executive Summary                                                                            9
        Financial Condition                                                                         10
        Liquidity and Capital Resources                                                             13
        Results of Operations                                                                       14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                  18
Item 4. Controls and Procedures                                                                     19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                           19
Item 2. Changes in Securities and Use of Proceeds                                                   19
Item 3. Defaults Upon Senior Securities                                                             19
Item 4. Submission of Matters to a Vote of Security Holders                                         20
Item 5. Other Information                                                                           21
Item 6. Exhibits and Reports on Form 8-K                                                            21
Signatures                                                                                          22
Exhibits                                                                                            23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
(a) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (unaudited)                  (unaudited)
                                                                June 30,    December 31,    June 30,
In thousands of dollars                                          2004           2003          2003
                                                              -----------   ------------   ----------
ASSETS
Cash and demand balances in other banks                       $    21,636    $   21,425    $   19,563
Federal funds sold                                                      -             -        26,200
                                                              -----------    ----------    ----------
Total cash and cash equivalents                                    21,636        21,425        45,763

Securities available for sale                                     108,084       108,734        99,844

Loans held for sale                                                   949            90         5,909
Portfolio loans                                                   474,944       446,730       417,162
                                                              -----------    ----------    ----------
Total loans                                                       475,893       446,820       423,071
Less allowance for loan losses                                      5,729         5,497         5,308
                                                              -----------    ----------    ----------
Net loans                                                         470,164       441,323       417,763

Premises and equipment, net                                        14,254        14,734        14,570
Goodwill                                                            3,469         3,469         3,469
Bank-owned life insurance                                          10,491        10,250             -
Accrued interest receivable and other assets                        9,466         9,838        19,221
                                                              -----------    ----------    ----------
TOTAL ASSETS                                                  $   637,564    $  609,773    $  600,630
                                                              ===========    ==========    ==========

LIABILITIES
Deposits
      Noninterest bearing                                     $    87,741    $   78,184    $   81,385
      Interest bearing deposits                                   432,970       424,399       420,891
                                                              -----------    ----------    ----------
Total deposits                                                    520,711       502,583       502,276

Federal funds purchased and other short term borrowings             9,576         8,076            75
Other borrowings                                                   42,847        35,375        37,375
Accrued interest payable and other liabilities                      5,020         6,356         5,458
                                                              -----------    ----------    ----------
TOTAL LIABILITIES                                                 578,154       552,390       545,184

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,355,552, 2,224,963 and
      2,224,758 shares issued and outstanding                      54,085        45,809        45,711
Retained earnings                                                   5,470        10,994         8,617
Accumulated other comprehensive income, net of tax                   (145)          580         1,118
                                                              -----------    ----------    ----------
TOTAL SHAREHOLDERS' EQUITY                                         59,410        57,383        55,446
                                                              -----------    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $   637,564    $  609,773    $  600,630
                                                              ===========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended       Six Months Ended
                                                            June 30,              June 30,
                                                      --------------------   --------------------
In thousands of dollars, except per share data          2004        2003       2004        2003
                                                      --------    --------   --------    --------
INTEREST INCOME
Interest and fees on loans                            $  6,884    $  6,796   $ 13,658    $ 13,789
Interest on securities
      Taxable                                              490         580      1,006       1,182
      Tax exempt                                           275         297        582         611
Interest on federal funds sold                               5          77         20         131
                                                      --------    --------   --------    --------
Total interest income                                    7,654       7,750     15,266      15,713

INTEREST EXPENSE
Interest on deposits                                     1,484       1,737      2,964       3,535
Interest on short term borrowings                            6           -          8           -
Interest on other borrowings                               488         460        954         994
                                                      --------    --------   --------    --------
Total interest expense                                   1,978       2,197      3,926       4,529
                                                      --------    --------   --------    --------
NET INTEREST INCOME                                      5,676       5,553     11,340      11,184
Provision for loan losses                                  304         296        566         609
                                                      --------    --------   --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      5,372       5,257     10,774      10,575

NONINTEREST INCOME
Service charges on deposit accounts                        685         617      1,327       1,220
Trust & Investment fee income                              920         748      1,809       1,447
Gains on securities transactions                           (34)         85        (33)         85
Loan sales and servicing                                   445         791        700       1,633
ATM, debit and credit card fee income                      375         383        689         725
Sales of nondeposit investment products                    186         137        368         260
Income from bank-owned life insurance                      120           -        241           -
Other income                                               201         150        340         293
                                                      --------    --------   --------    --------
Total noninterest income                                 2,898       2,911      5,441       5,663

NONINTEREST EXPENSE
Salaries and employee benefits                           3,388       3,240      6,801       6,563
Occupancy and equipment expense, net                     1,002       1,028      2,006       1,986
External data processing                                   289         311        563         621
Advertising and marketing                                  112         114        222         226
Other expense                                            1,021       1,019      1,851       1,837
                                                      --------    --------   --------    --------
Total noninterest expense                                5,812       5,712     11,443      11,233
                                                      --------    --------   --------    --------
INCOME BEFORE FEDERAL INCOME TAX                         2,458       2,456      4,772       5,005
Federal income tax                                         707         754      1,305       1,520
                                                      --------    --------   --------    --------
NET INCOME                                            $  1,751    $  1,702   $  3,467    $  3,485
                                                      ========    ========   ========    ========

Basic earnings per share                              $   0.74    $   0.72   $   1.46    $   1.48
Diluted earnings per share                                0.73        0.72       1.45        1.47
Cash dividends declared per share of common stock         0.34        0.31       0.66        0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands of dollars

                                                Three Months Ended    Six Months Ended
                                                     June 30,             June 30,
                                                ------------------   -------------------
                                                  2004      2003       2004       2003
                                                --------   -------   --------   --------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                  $ 59,332   $ 54,394   $ 57,383  $ 53,380

Net Income                                         1,751      1,702      3,467     3,485
Other comprehensive income:
      Net change in unrealized gains (losses)
       on securities available for sale, net        (926)       (45)      (725)     (163)
                                                --------   --------   --------  --------
Total comprehensive income                           825      1,657      2,742     3,322

Cash dividends declared                             (803)      (734)    (1,563)   (1,433)
Common stock transactions                             56        129        848       177
                                                --------   --------   --------  --------
Balance at end of period                        $ 59,410   $ 55,446   $ 59,410  $ 55,446
                                                ========   ========   ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                            ----------------------
In thousands of dollars                                                       2004         2003
                                                                            ---------    ---------
Cash Flows from Operating Activities

Net income                                                                  $   3,467    $   3,485

Adjustments to Reconcile Net Income to Net Cash from Operating Activities

Depreciation and amortization                                                   1,270        1,446
Provision for loan losses                                                         566          609
Gain on sale of loans                                                            (602)      (1,869)
Proceeds from sales of loans originated for sale                               43,928      119,052
Loans originated for sale                                                     (44,185)    (115,219)
(Gains) Losses on securities transactions                                          33          (85)
Change in accrued interest receivable and other assets                          1,169      (10,078)
Change in accrued interest payable and other liabilities                       (1,342)      (1,353)
                                                                            ---------    ---------
Net cash from operating activities                                              4,304       (4,012)

Cash Flows from Investing Activities

Securities available for sale
      Purchases                                                               (34,703)     (32,045)
      Sales                                                                     4,626        3,932
      Maturities and calls                                                     25,607       22,229
      Principal payments                                                        3,560        2,733
Net change in portfolio loans                                                 (29,037)       5,113
Net investment in bank-owned life insurance                                      (241)           -
Premises and equipment expenditures, net                                         (361)      (1,368)
Investment in limited partnership                                                  27            -
                                                                            ---------    ---------
Net cash from investing activities                                            (30,522)         594

Cash Flows from Financing Activities

Net change in deposits                                                         18,128       30,726
Net change in short term borrowings                                             1,500            -
Proceeds from other borrowings                                                  8,000        3,000
Principal payments on other borrowings                                           (528)      (7,492)
Proceeds from common stock transactions                                           848          177
Dividends paid                                                                 (1,519)      (1,649)
                                                                            ---------    ---------
Net cash from financing activities                                             26,429       24,762
                                                                            ---------    ---------
Net change in cash and cash equivalents                                           211       21,344

Cash and cash equivalents at beginning of year                                 21,425       24,419
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  21,636    $  45,763
                                                                            =========    =========

Supplement Disclosure of Cash Flow Information:

Interest paid                                                               $   3,930    $   4,762
Income tax paid                                                                 1,000        1,500
Loans transferred to other real estate                                            489          102

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six month period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

STOCK OPTIONS

In 2000, Shareholders approved the Company's 1999 Stock Option Plan (the "1999 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 1999 Plan will continue in effect until the end of 2004. Approval for the Company's 2005 Stock Option Plan (the "2005 Plan"), which will be effective January 1, 2005, was secured at the Annual Meeting of Shareholders held April 20, 2004. The 1999 Plan is the only plan in effect during 2004.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the 1999 Plan, options representing no more than 144,426 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the 1999 Plan, adjusted for stock dividends:

                               Options       Weighted Average
                             Outstanding     Exercise Price
                             -----------     --------------
Balance at January 1, 2004     102,403         $ 43.41
Options granted                 23,423           60.00
Options exercised              (23,135)          40.22
Options forfeited                    -
                               -------
Balance at June 30, 2004       102,691         $ 47.92
                               =======

Options granted under the 1999 Plan during the current year were 23,423 on January 9, 2004. The weighted fair value of the options granted was $5.46. For stock options outstanding at June 30, 2004, the range of average exercise prices was $37.61 to $60.00 and the weighted average remaining contractual term was
7.85 years. At June 30, 2004, 53,043 options were exercisable at the weighted average exercise price of $42.01.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensations cost was recorded for the period ended June 30, 2004 and 2003.

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------     ----------------
In thousands of dollars, except per share data            2004       2003        2004     2003
                                                         -------    -------     -------  -------
Net income, as reported                                  $ 1,751    $ 1,702     $ 3,467  $ 3,485
Less: Total stock-based compensation cost, net of taxes       18         21          36       42
                                                         -------    -------     -------  -------
Pro forma net income                                     $ 1,733    $ 1,681     $ 3,431  $ 3,443
                                                         =======    =======     =======  =======

Earnings per share:
    Basic    As reported                                 $  0.74    $  0.72     $  1.46  $  1.48
    Basic    Pro forma                                      0.73       0.71        1.45     1.46

    Diluted  As reported                                 $  0.73    $  0.72     $  1.45  $  1.47
    Diluted  Pro forma                                      0.72       0.71        1.44     1.46

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $263,087,000 and $230,049,000 at the end of June, 2004 and 2003. The balance of loans serviced for others related to servicing rights that have been capitalized was $260,638,000 and $223,043,000 at June 30, 2004 and 2003.

Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2004 and 2003 follows:

                                            2004      2003
                                           -------   -------
Balance at January 1                       $ 1,832   $ 1,352
Amount capitalized year to date                277       790
Amount amortized year to date                 (224)     (513)
                                           -------   -------
Balance at June 30                         $ 1,885   $ 1,629
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

                                                      Three Months Ended         Six Months Ended
                                                          June 30,                   June 30,
                                                    -----------------------   -----------------------
In thousands of dollars, except per share data         2004         2003         2004         2003
                                                    ----------   ----------   ----------   ----------
Net income                                          $    1,751   $    1,702   $    3,467   $    3,485
                                                    ==========   ==========   ==========   ==========
Basic earnings:
    Weighted average common shares outstanding       2,354,113    2,332,093    2,349,225    2,331,805
    Weighted average contingently issuable shares       21,470       19,349       21,121       18,831
                                                    ----------   ----------   ----------   ----------
     Total weighted average shares outstanding       2,375,583    2,351,442    2,370,346    2,350,636
                                                    ==========   ==========   ==========   ==========
    Basic earnings per share                        $     0.74   $     0.72   $     1.46   $     1.48
                                                    ==========   ==========   ==========   ==========

                                                   Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                 ----------------------   ----------------------
                                                    2004        2003         2004        2003
                                                 ----------  ----------   ----------  ----------
Diluted earnings:
    Weighted average common shares outstanding
     from basic earnings per share                2,375,583   2,351,442    2,370,346   2,350,636
    Dilutive effect of stock options                 19,858      10,045       16,786      15,011
                                                 ----------  ----------   ----------  ----------
     Total weighted average shares outstanding    2,395,441   2,361,488    2,387,132   2,365,647
                                                 ==========  ==========   ==========  ==========
    Diluted earnings per share                   $     0.73  $     0.72   $     1.45  $     1.47
                                                 ==========  ==========   ==========  ==========

A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and six month periods ending June 30, 2004 and 2003.

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

Consolidated net income of $1,751,281 for the second quarter of 2004 surpassed the earnings of the first quarter of 2004 and the second quarter of 2003. However, because of strong first quarter earnings in 2003, consolidated net income for the first half of 2004 is behind the same period last year by 0.5%, or just under $18,000. Steady asset growth continued, as total assets reached $637.6 million, for an increase of $36.9 million, or 6.2%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $18.5 million, deposits increased by $6.4 million, and assets under management by the Trust & Investment Group of United Bank & Trust grew by $14.2 million.

In the fourth quarter of 2003, Management reported that the residential real estate mortgage refinance boom had ended late in the third quarter. Mortgage production at the subsidiary banks fell considerably in the fourth quarter of 2003, and that decline has continued in the first and second quarters of 2004. As a result, compared to the first half of 2003, income from loan sales and servicing is down $933,000. At the same time, Trust & Investment fee income has improved by $362,000, or 25.0%, over the first half of a year ago. This strong performance, plus increases in other fee income categories, helped to offset a portion of the decline in loan sales and servicing income.

Net interest income has remained flat from period to period, and expenses continue to increase modestly. At the same time, total noninterest income was at its highest quarterly level since the third quarter of 2003, when mortgage origination volume was especially high. The chart below shows the trends in the major components of earnings for the last five quarters.

                                                    2004                    2003
                                             -----------------   ---------------------------
in thousands of dollars, where appropriate   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $ 5,676   $ 5,664   $ 5,579   $ 5,565   $ 5,553
Provision for loan losses                        304       262       212       248       296
Noninterest income                             2,898     2,544     2,740     3,419     2,911
Noninterest expense                            5,812     5,632     5,606     5,830     5,712
Federal income tax provision                     707       598       664       840       754
Net income                                   $ 1,751   $ 1,716   $ 1,837   $ 2,066   $ 1,702
Return on average assets (a)                    1.13%     1.12%     1.22%     1.37%     1.17%
Return on average shareholders' equity (a)     11.83%    11.71%    12.78%    14.61%    12.40%

(a) annualized

                               FINANCIAL CONDITION

SECURITIES

Balances in the Company's investment securities portfolio declined slightly during the second quarter of 2004, and are generally at the same levels as December 31, 2003. This decrease in the portfolio was a result of loan growth in excess of deposit increases, and was primarily due to maturities and calls within the municipal portfolios of the banks. The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2004 and 2003, as well as at December 31, 2003.

                                                   6/30/2004   12/31/2003   6/30/2003
                                                   ---------   ----------   ---------
U.S. Treasury and agency securities                  39.5%        37.5%       32.3%
Mortgage backed agency securities                    24.3%        17.0%       22.2%
Obligations of states and political subdivisions     33.4%        39.1%       36.5%
Corporate, asset backed, and other securities         2.8%         6.5%        9.0%
                                                    -----        -----       -----
    Total Securities                                100.0%       100.0%      100.0%
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

LOANS

Loan balances increased by more than $18 million in the second quarter of 2004, and have grown more than $29 million since the end of 2003. During this period, the Banks have experienced continued slowing of refinancing in the residential mortgage portfolios into products that are sold on the secondary market. Personal loan balances increased along with business loans and commercial mortgages, while construction and development loans provided the largest portion of growth since the end of the year.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, with declining percentages of residential mortgage loans and personal loans. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                 June 30, 2004       December 31, 2003      June 30, 2003
                             --------------------  --------------------  --------------------
                             Balance   % of total  Balance   % of total  Balance   % of total
                             -------   ----------  -------   ----------  -------   ----------
Total loans:
Personal                     $ 73,717     15.5%    $ 70,301      15.7%   $ 67,898     16.1%
Business loans and
    commercial mortgages      260,324     54.7%     256,778      57.5%    228,165     53.9%
Tax exempt                      1,330      0.3%       1,476       0.3%      1,334      0.3%
Residential mortgage           79,275     16.7%      85,156      19.1%     91,826     21.7%
Construction & development     61,247     12.9%      33,109       7.4%     33,848      8.0%
                             --------    -----     --------    ------    --------    -----
    Total loans              $475,893    100.0%    $446,820    100.00%   $423,071    100.0%
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

The chart below shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.


                                                  6/30/2004  12/31/2003  6/30/2003
                                                  ---------  ----------  ---------
Nonaccrual loans                                  $  2,789   $   3,635   $  4,598
Loans past due 90 days or more                       1,160         761        737
Troubled debt restructurings                             -           -          -
                                                  --------   ---------   --------
    Total nonperforming loans                        3,949       4,396      5,335
Other real estate                                      945         593        569
                                                  --------   ---------   --------
    Total nonperforming assets                    $  4,894   $   4,989   $  5,904
                                                  ========   =========   ========
Percent of nonperforming loans to total loans         0.83%       0.98%      1.26%
Percent of nonperforming assets to total assets       0.77%       0.82%      0.98%

The Company's classification of nonperforming loans is generally consistent with loans identified as impaired. The Company's total nonperforming assets have declined slightly from the end of 2003, with reductions in nonaccrual loans and increases in loans past due ninety days or more. Balances in other real estate have increased as a result of the move of one property from nonaccrual status to ORE. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2004 and 2003 follows:

                                     2004      2003
                                   --------  ---------
Balance at January 1               $ 5,497    $ 4,975
Loans charged off                     (499)      (333)
Recoveries credited to allowance       165         57
Provision charged to operations        566        609
                                   -------    -------
Balance at June 30                 $ 5,729    $ 5,308
                                   =======    =======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2004 and 2003, and December 31, 2003.

                                   6/30/2004  12/31/2003  6/30/2003
                                   ---------  ----------  ---------
Business and commercial mortgage   $   4,901  $    4,775  $   4,751
Tax exempt                                 -           -          -
Residential mortgage                      52          37         38
Personal                                 707         685        519
Construction                               -           -          -
Unallocated                               69           -          -
                                   ---------  ----------  ---------
Total                              $   5,729  $    5,497  $   5,308
                                   =========  ==========  =========

Loans to finance residential mortgages make up 16.7% of the portfolio at June 30, 2004, and are well-secured and have had historically low levels of net losses. While that percentage is down from the same period of 2003, it is consistent with the year-end 2003 figures. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing, but make up a small percent of the personal loans.

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

DEPOSITS

Deposit growth continued during the second quarter of 2004, as total deposits increased at an annualized rate of 5.1%, and growth over the past twelve months was 3.7%. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances continue their steady growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

As in the past, the majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2004 and 2003.

                                  2004     2003
                                 ------   ------
Noninterest bearing deposits      16.9%    16.2%
Interest bearing deposits         83.1%    83.8%
                                 -----    -----
    Total deposits               100.0%   100.0%
                                 =====    =====

                         LIQUIDITY AND CAPITAL RESOURCES

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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances were added during the second quarter of 2004.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at June 30, 2004 and 2003, and December 31, 2003. Dollars are shown in thousands.

                                             Regulatory Guidelines         United Bancorp, Inc.
                                             ---------------------  --------------------------------
                                             Adequate     Well      6/30/2004  12/31/2003  6/30/2003
                                             --------  -----------  ---------  ----------  ---------
Tier 1 capital to average assets                4%           5%          9.1%        9.1%       8.8%
Tier 1 capital to risk weighted assets          4%           6%         11.5%       11.7%      11.8%
Total capital to risk weighted assets           8%          10%         12.7%       12.8%      13.0%

Total shareholders' equity                                          $ 59,410   $  57,383   $ 55,446
Intangible assets                                                     (3,469)     (3,469)    (3,469)
Disallowed servicing assets                                                -        (183)      (163)
Unrealized (gain) loss on securities available for sale                  145        (580)    (1,118)
                                                                    --------   ---------   --------
    Tier 1 capital                                                    56,086      53,151     50,696
Allowable loan loss reserves                                           5,729       5,440      5,167
                                                                    --------   ---------   --------
    Tier 2 capital                                                  $ 61,815   $  58,591   $ 55,863
                                                                    ========   =========   ========

                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2004 surpassed the earnings of the first quarter of 2004 and the second quarter of 2003, resulting in the Company's best second-quarter results ever. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income exceeded the prior four quarters as a result of growth in the loan portfolio, in spite of historically low market rates. Refinancing of residential real estate mortgages from the portfolios of the Banks has slowed in the second quarter of the year. The Company's yield on earning assets was down 44 basis points from the same period of 2003, while the Company's cost of funds declined from first-half 2003 levels by 36 basis points, resulting in a reduction of tax equivalent spread of eight basis points. This decline is evident in reduction of yields on both loans and investments. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2004 and 2003.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                                Six Months Ended June 30,
                                              ------------------------------------------------------------
                                                           2004                           2003
                                              -----------------------------  -----------------------------
                                               Average   Interest   Yield/    Average   Interest   Yield/
dollars in thousands                           Balance      (b)    Rate (c)   Balance     (b)     Rate (c)
--------------------                          ---------  --------  --------  ---------  --------  --------
ASSETS
Interest earning assets (a)
   Federal funds sold                         $  4,124   $    20     0.95%   $ 21,800   $   130     1.20%
   Taxable securities                           74,586     1,006     2.70%     64,521     1,182     3.66%
   Tax exempt securities (b)                    29,784       870     5.85%     29,352       904     6.16%
   Taxable loans                               455,377    13,629     5.99%    421,814    13,757     6.52%
   Tax exempt loans (b)                          1,400        44     6.33%      1,347        48     7.16%
                                              --------   -------             --------   -------
      Total int. earning assets (b)            565,271    15,569     5.51%    538,834    16,022     5.95%
Less allowance for loan losses                  (5,619)                        (5,136)
Other assets                                    59,593                         45,972
                                              --------                       --------
TOTAL ASSETS                                  $619,245                       $579,670
                                              ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

NOW accounts                                  $112,904       265     0.47%   $ 96,946       362     0.75%
Savings deposits                               176,094       736     0.84%    158,516       849     1.07%
CDs $100,000 and over                           33,865       514     3.04%     26,801       545     4.07%
Other interest bearing deposits                105,738     1,449     2.74%    125,316     1,779     2.84%
                                              --------   -------             --------   -------
      Total int. bearing deposits              428,601     2,964     1.38%    407,579     3,535     1.73%
Short term borrowings                            1,388         8     1.09%         79         0     0.55%
Other borrowings                                41,840       954     4.56%     40,058       994     4.96%
                                              --------   -------             --------   -------
      Total int. bearing liabilities           471,829     3,926     1.66%    447,716     4,529     2.02%
                                                         -------                        -------
Noninterest bearing deposits                    82,736                         71,172
Other liabilities                                5,616                          6,175
Shareholders' equity                            59,064                         54,607
                                              --------                       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $619,245                       $579,670
                                              ========                       ========
Net interest income (b)                                   11,644                         11,493
                                                         -------                        -------
Net spread (b)                                                       3.84%                          3.92%
                                                                     =====                          =====
Net yield on interest earning assets (b)                             4.12%                          4.27%
                                                                     =====                          =====
Tax equivalent adjustment on interest income                (304)                          (309)
                                                         -------                        -------
Net interest income per income statement                 $11,340                        $11,184
                                                         =======                        =======
Ratio of interest earning assets to
      interest bearing liabilities                1.20                           1.20
                                              ========                       ========

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)   Annualized

As noted from the data in the following table, interest income and interest expense declined during the first six months of 2004 as a result of changes in rates. At the same time, net interest income improved due to changes in volume compared to the same period of 2003. This continues the same trend noted in 2003 compared to 2002, and reflects the continued growth of the Company during periods of declining rates. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2004 and 2003 on a taxable equivalent basis, in thousands of dollars.

                                        2004 Compared to 2003           2003 Compared to 2002
                                   Increase (Decrease) Due To: (a)  Increase (Decrease) Due To: (a)
                                   -------------------------------  -------------------------------
                                    Volume       Rate       Net      Volume      Rate        Net
                                   --------   ---------  ---------  --------   --------   ---------
Interest earned on:
Federal funds sold                 $   (88)   $    (23)   $  (111)  $    60    $    (32)   $    28
Taxable securities                     166        (342)      (176)        3        (265)      (262)
Tax exempt securities                   13         (47)       (34)     (152)        (71)      (223)
Taxable loans                        1,050      (1,178)      (128)    1,009      (1,429)      (420)
Tax exempt loans                         2          (6)        (4)      (16)         (3)       (19)
                                   -------    --------    -------   -------    --------    -------
      Total interest income        $ 1,143    $ (1,596)   $  (453)  $   904    $ (1,800)   $  (896)
                                   =======    ========    =======   =======    ========    =======

Interest paid on:
NOW accounts                       $    53    $   (151)   $   (98)  $    42    $    (89)   $   (47)
Savings deposits                        87        (199)      (112)      121        (296)      (175)
CDs $100,000 and over                  125        (156)       (31)      (74)       (104)      (178)
Other interest bearing deposits       (270)        (60)      (330)     (333)       (418)      (751)
Short term borrowings                    7           -          7        (3)         (2)        (5)
Other borrowings                        43         (82)       (39)      419        (114)       305
                                   -------    --------    -------   -------    --------    -------
      Total interest expense       $    45    $   (648)   $  (603)  $   172    $ (1,023)   $  (851)
                                   =======    ========    =======   =======    ========    =======
Net change in net interest income  $ 1,098    $   (948)   $   150   $   732    $   (777)   $   (45)
                                   =======    ========    =======   =======    ========    =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Total noninterest income improved in the second quarter of 2004, rebounding from the first quarter of the year, which represented its lowest level in several quarters. While income from loan sales and servicing is down significantly from the same period in 2003, improvements in several other noninterest categories have been realized, resulting in an increase in total noninterest income of 13.9% over the first quarter of the year. Year to date noninterest income remains behind the same period of 2003 by 3.9%.

Service charges on deposit accounts are up 8.8% over the first half of 2003. No significant changes were made in the Company's service charge structure during the period, and the increase reflects continued growth of the Company's deposit base. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through ongoing growth and expansion. Growth of assets managed has improved Trust & Investment income by 25.0% over the first half of 2003. In addition, income from sales of nondeposit investment products, while not a large figure, is up 41.5% from the first six months of last year. In addition, noninterest income for the first half of 2004 includes income from bank-owned life insurance purchased by both banks in July of 2003.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2004 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. However, the volume of residential mortgage lending and refinancing has continued to slow, resulting in a reduction in income from loan sales and servicing of 57.1% from last year at this time. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2004 or 2003 as a result of declining market rates.

NONINTEREST EXPENSES

Total noninterest expenses were up 1.8% from the first quarter of 2003, and year to date noninterest expenses are up 1.9% over the first half of 2003. The increases are primarily in compensation expense, which is up 4.6% over the first half of 2003, and other expense categories are not significantly different that in 2003. Growth in expense reflects the ongoing expansion of the Banks within their markets.

FEDERAL INCOME TAX

The Company has improved its effective tax rate from 2003 to 2004, as a result of various tax strategies, including the purchase of bank-owned life insurance during 2003. The effective tax rate was 27.3% for the first half of 2004, compared to 30.4% for the same period of 2003.

NET INCOME

While net income improved slightly for the second quarter of 2004, Management anticipates that the Company will not experience significant improvement in earnings for the remainder of the year. Continued decline in the amount of income attributed to gains on the sale of loans in the secondary market combines with margin compression, both of which are offset to a great degree by improvements in other categories of noninterest income.

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

Based on the results of the simulation model as of June 30, 2004, the Company would expect a maximum potential reduction in net interest margin of less than 14% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset- sensitive, continuing a trend evident throughout 2003. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

The Company and each Bank maintains Funds Management Committees, which review exposure to market risk on a regular basis. The Committees' overriding policy objective is to manage assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards. The Funds Management Committees are also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committees are made up of senior members of management, and monitor the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

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

As of the end of the quarter ended June 30, 2004, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended June 30, 2004 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

No changes in the securities of the Company occurred during the quarter ended June 30, 2004. The Company did not repurchase any of its securities during the quarter ended June 30, 2004.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the quarter ended June 30, 2004.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 20, 2004. At that meeting, the following matters were submitted to a vote of the shareholders. There were 2,231,707 voting shares outstanding on April 20, 2004. The following directors were elected to three-year terms:

                        Action            For       Against    Abstain
                      ----------       ---------    -------    -------
James D. Buhr         elected          1,753,356       -        19,245
James C. Lawson       re-elected       1,746,680       -        25,921
Donald J. Martin      re-elected       1,761,104       -        11,497
David E. Maxwell      re-elected       1,768,584       -         4,017

Directors Joseph D. Butcko, George H. Cress, Robert K. Chapman, John H. Foss, Patricia M. Garcia, David S. Hickman, and Kathryn M. Mohr hold terms that continue after the meeting. Director Chris McKenney reached mandatory retirement age and retired from the Board.

Shareholders approved the extension of the Company's 1999 Stock Option Plan as proposed. The new plan, known as the United Bancorp, Inc. 2005 Stock Option Plan, is a Non-Qualified Stock Option Plan as defined under Internal Revenue Service regulations. Under the 2005 Plan, Directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price over a specific period of time.

1. Administration. The 2005 Plan will be administered by the Compensation Committee consisting of non-employee Directors of the Company. The Committee will determine:

      (a)   The persons to whom options will be granted

      (b)   The number of shares included with each option

      (c)   The date on which each option is to be granted.

      In making decisions for the above criteria, the Committee may consider input provided by the senior management and the Boards of Directors of the Banks and the Company. The Compensation Committee has final authority on grants.

2. Eligible Participants. The table below delineates the classes and approximate number of persons in each class who may be eligible to participate in the 2005 Plan:

Class                         Number of Potential Participants
-----                         --------------------------------
Non-officer Directors                        27
Executive Officers                           13
Non-Executive Officers                       24

3. Shares covered by the 2005 Plan. The stock subject to the options would be shares of authorized and unissued common stock of the Company. As defined in the Plan, options representing no more than 175,000 shares are to be made available to the Plan. The number of shares authorized under the Plan will be adjusted to reflect changes in the outstanding shares of stock of the Company resulting from a stock dividend or stock split.

4. General Plan Operation. Options under the 2005 Plan will be granted to Directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

5. Duration of the Plan. The 2005 Plan will become effective on January 1, 2005 and will continue in effect for five years, unless the plan is extended with the approval of shareholders.

The Plan was approved upon the following vote:

                            For        Against    Abstain
                          ---------    -------    -------
Adoption of Plan          1,465,180    129,506    177,915

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

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K filed during the quarter ended June 30, 2004.

      Report on Form 8-K filed April 20, furnishing in Items 7 and 9 thereof, information on quarterly results of operations for the quarter ended March 31.

      Report on Form 8-K filed June 14, furnishing in Items 7 and 9 thereof, information regarding the declaration of cash dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
August 4, 2004

/S/ David S. Hickman
-------------------------------------
David S. Hickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Dale L. Chadderdon
-------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer
(Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
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