Form 10-Q
period 2004-09-30
UNITED BANCORP INC /MI/
filed 2004-11-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                     Yes |X|                    No | |

As of October 31, 2004, there were outstanding 2,355,312 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE



ITEM NO.                                         DESCRIPTION                                            PAGE NO.
----------------------------------------------------------------------------------------------------------------
                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        (a)   Condensed Consolidated Balance Sheets                                                            3
        (b)   Condensed Consolidated Statements of Income                                                      4
        (c)   Condensed Consolidated Statements of Shareholders' Equity                                        5
        (d)   Condensed Consolidated Statements of Cash Flows                                                  6
        (e)   Notes to Condensed Consolidated Financial Statements                                             7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Executive Summary                                                                                      9
        Financial Condition                                                                                   10
        Liquidity and Capital Resources                                                                       13
        Results of Operations                                                                                 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                            17
Item 4. Controls and Procedures                                                                               18


                                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                     19
Item 2. Changes in Securities and Use of Proceeds                                                             19
Item 3. Defaults Upon Senior Securities                                                                       19
Item 4. Submission of Matters to a Vote of Security Holders                                                   19
Item 5. Other Information                                                                                     20
Item 6. Exhibits and Reports on Form 8-K                                                                      20
Signatures                                                                                                    20
Exhibits                                                                                                      21


                                     PART I
                              FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS
(A)   CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars                                         (unaudited)                    (unaudited)
                                                                September 30,   December 31,  September 30,
ASSETS                                                              2004           2003           2003
                                                                -------------   ------------  -------------
Cash and demand balances in other banks                         $      20,478   $     21,425  $      24,266
Federal funds sold                                                      1,000             --         18,900
                                                                -------------   ------------  -------------
Total cash and cash equivalents                                        21,478         21,425         43,166

Securities available for sale                                         105,745        108,734        105,685

Loans held for sale                                                       990             90          1,583
Portfolio loans                                                       482,530        446,730        422,622
                                                                -------------   ------------  -------------
Total loans                                                           483,520        446,820        424,205
Less allowance for loan losses                                          5,734          5,497          5,363
                                                                -------------   ------------  -------------
Net loans                                                             477,786        441,323        418,842

Premises and equipment, net                                            13,876         14,734         14,381
Goodwill                                                                3,469          3,469          3,469
Bank-owned life insurance                                              10,593         10,250         10,131
Accrued interest receivable and other assets                            9,044          9,838          9,485
                                                                -------------   ------------  -------------
TOTAL ASSETS                                                    $     641,991   $    609,773  $     605,159
                                                                =============   ============  =============

LIABILITIES
Deposits
      Noninterest bearing                                       $      84,602   $     78,184  $      81,098
      Interest bearing deposits                                       447,106        424,399        424,334
                                                                -------------   ------------  -------------
Total deposits                                                        531,708        502,583        505,432

Federal funds purchased and other short term borrowings                    76          8,076             76
Other borrowings                                                       42,847         35,375         37,375
Accrued interest payable and other liabilities                          6,121          6,356          5,897
                                                                -------------   ------------  -------------
TOTAL LIABILITIES                                                     580,752        552,390        548,780

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,355,312, 2,224,963 and
      2,225,041 shares issued and outstanding                          54,114         45,809         45,748
Retained earnings                                                       6,740         10,994          9,919
Accumulated other comprehensive income, net of tax                        385            580            712
                                                                -------------   ------------  -------------
TOTAL SHAREHOLDERS' EQUITY                                             61,239         57,383         56,379
                                                                -------------   ------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $     641,991   $    609,773  $     605,159
                                                                =============   ============  =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


(B)   CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                             Three Months Ended            Nine Months Ended
In thousands of dollars, except per share data                  September 30,                 September 30,
                                                          -----------------------       ------------------------
                                                            2004           2003           2004            2003
                                                          --------       --------       --------        --------
INTEREST INCOME
Interest and fees on loans                                $  7,257       $  6,729       $ 20,916        $ 20,518
Interest on securities
      Taxable                                                  540            524          1,546           1,706
      Tax exempt                                               271            298            853             909
Interest on federal funds sold                                  14             52             33             182
                                                          --------       --------       --------        --------
Total interest income                                        8,082          7,603         23,348          23,315

INTEREST EXPENSE
Interest on deposits                                         1,649          1,591          4,612           5,126
Interest on short term borrowings                               20              1             27               1
Interest on other borrowings                                   487            446          1,442           1,439
                                                          --------       --------       --------        --------
Total interest expense                                       2,156          2,038          6,081           6,566
                                                          --------       --------       --------        --------
NET INTEREST INCOME                                          5,926          5,565         17,267          16,749
Provision for loan losses                                      229            248            795             857
                                                          --------       --------       --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          5,697          5,317         16,472          15,892

NONINTEREST INCOME
Service charges on deposit accounts                            764            707          2,091           1,927
Trust & Investment fee income                                  935            806          2,744           2,253
Gains (losses) on securities transactions                        4             --            (29)             85
Loan sales and servicing                                       270          1,016            970           2,649
ATM, debit and credit card fee income                          394            376          1,083           1,101
Income from sale of nondeposit investment products             178            252            546             513
Income from bank-owned life insurance                          102            131            342             131
Other income                                                   151            131            492             424
                                                          --------       --------       --------        --------
Total noninterest income                                     2,798          3,419          8,239           9,083

NONINTEREST EXPENSE
Salaries and employee benefits                               3,250          3,546         10,051          10,110
Occupancy and equipment expense, net                         1,008          1,015          3,014           3,000
External data processing                                       294            316            857             938
Advertising and marketing                                      113            114            335             340
Other expense                                                  888            839          2,740           2,676
                                                          --------       --------       --------        --------
Total noninterest expense                                    5,553          5,830         16,997          17,064
                                                          --------       --------       --------        --------
INCOME BEFORE FEDERAL INCOME TAX                             2,942          2,906          7,714           7,911
Federal income tax                                             839            840          2,144           2,361
                                                          --------       --------       --------        --------
NET INCOME                                                $  2,103       $  2,066       $  5,570        $  5,550
                                                          ========       ========       ========        ========

Basic earnings per share                                  $   0.88       $   0.88       $   2.35        $   2.36
Diluted earnings per share                                    0.88           0.87           2.33            2.34
Cash dividends declared per share of common stock             0.34           0.31           1.00            0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.


(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                  ------------------------        ------------------------
TOTAL SHAREHOLDERS' EQUITY                                          2004            2003            2004            2003
                                                                  --------        --------        --------        --------
Balance at beginning of period                                    $ 59,410        $ 55,446        $ 57,383        $ 53,380

Net Income                                                           2,103           2,066           5,570           5,550
Other comprehensive income:
      Net change in unrealized gains (losses) on securities
      available for sale, net                                          529            (407)           (195)           (569)
                                                                  --------        --------        --------        --------
Total comprehensive income                                           2,632           1,659           5,375           4,981

Cash dividends declared                                               (824)           (756)         (2,387)         (2,190)
Common stock transactions                                               21              30             868             208
                                                                  --------        --------        --------        --------
Balance at end of period                                          $ 61,239         $56,379        $ 61,239        $ 56,379
                                                                  ========        ========        ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.





(D)   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands of dollars                                                               Nine Months Ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                  2004             2003
                                                                                ---------        ---------
Cash Flows from Operating Activities
Net income                                                                      $   5,570        $   5,550

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                       1,927            2,196
Provision for loan losses                                                             795              857
Gain on sale of loans                                                                (792)          (3,077)
Proceeds from sales of loans originated for sale                                   56,135          189,432
Loans originated for sale                                                         (56,243)        (180,065)
(Gains) Losses on securities transactions                                              29              (85)
Change in accrued interest receivable and other assets                              1,570              (66)
Change in accrued interest payable and other liabilities                             (226)            (936)
                                                                                ---------        ---------
Net cash from operating activities                                                  8,765           13,806

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                   (47,027)         (51,709)
      Sales                                                                         4,626            3,933
      Maturities and calls                                                         39,402           33,309
      Principal payments                                                            5,106            4,570
Net change in portfolio loans                                                     (37,123)            (607)
Net investment in bank-owned life insurance                                          (342)         (10,131)
Premises and equipment expenditures, net                                             (513)          (1,639)
Investment in limited partnership                                                      13               --
                                                                                ---------        ---------
Net cash from investing activities                                                (35,858)         (22,274)

Cash Flows from Financing Activities
Net change in deposits                                                             29,125           33,882
Net change in short term borrowings                                                (8,000)               1
Proceeds from other borrowings                                                      8,000            3,000
Principal payments on other borrowings                                               (528)          (7,492)
Proceeds from common stock transactions                                               868              208
Dividends paid                                                                     (2,319)          (2,384)
                                                                                ---------        ---------
Net cash from financing activities                                                 27,146           27,215
                                                                                ---------        ---------
Net change in cash and cash equivalents                                                53           18,747

Cash and cash equivalents at beginning of year                                     21,425           24,419
                                                                                ---------        ---------
Cash and cash equivalents at end of period                                      $  21,478        $  43,166
                                                                                =========        =========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                   $   6,066        $   6,727
Income tax paid                                                                     1,500            2,100
Loans transferred to other real estate                                                765              169

The accompanying notes are an integral part of these condensed consolidated financial statements.



(E)   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine month period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


                                                                   Options                   Weighted Average
                                                                 Outstanding                 Exercise Price
                                                                 -----------                 ----------------
      Balance at January 1, 2004                                     102,403                 $          43.41
      Options granted                                                 23,423                            60.00
      Options exercised                                              (23,135)                           40.22
      Options forfeited                                                    -
                                                                 -----------
      Balance at September 30, 2004                                  102,691                 $          47.92
                                                                 ===========

Options granted under the 1999 Plan during the current year were 23,423 on January 9, 2004. The weighted fair value of the options granted was $5.46. For stock options outstanding at September 30, 2004, the range of average exercise prices was $37.61 to $60.00 and the weighted average remaining contractual term was 7.60 years. At September 30, 2004, 53,753 options were exercisable at the weighted average exercise price of $42.16.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended September 30, 2004 and 2003.


                                                                         Three Months Ended             Nine Months Ended
In thousands of dollars, except per share data                             September 30,                  September 30,
                                                                   ---------------------------     --------------------------
                                                                       2004            2003            2004            2003
                                                                   -----------     -----------     -----------     -----------
Net income, as reported                                            $     2,103     $     2,066     $     5,570     $     5,550
Less: Total stock-based compensation cost,
net of taxes                                                                18              21              54              64
                                                                   -----------     -----------     -----------     -----------
Pro forma net income                                               $     2,085     $     2,045     $     5,516     $     5,486
                                                                   ===========     ===========     ===========     ===========

Earnings per share:
    Basic       As reported                                        $      0.88     $      0.88     $      2.35     $      2.36
    Basic         Pro forma                                               0.88            0.87            2.32            2.33

    Diluted     As reported                                        $      0.88     $      0.87     $      2.33     $      2.34
    Diluted       Pro forma                                               0.87            0.87            2.31            2.32



NOTE 2 - LOANS HELD FOR SALE
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $259,554,000 and $249,884,000 at the end of September, 2004 and 2003. The balance of loans serviced for others related to servicing rights that have been capitalized was $256,936,000 and $245,476,000 at September 30, 2004 and 2003.

Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2004 and 2003 follows:


                                                                    2004          2003
                                                                  -------        -------
Balance at January 1                                              $ 1,832        $ 1,352
Amount capitalized year to date                                       323          1,289
Amount amortized year to date                                        (308)          (848)
                                                                  -------        -------
Balance at September 30                                           $ 1,847        $ 1,793
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



                                                             Three Months Ended                 Nine Months Ended
In thousands of dollars, except per share data                  September 30,                     September 30,
                                                        ---------------------------       ---------------------------
                                                           2004             2003             2004             2003
                                                        ----------       ----------       ----------       ----------
Net income                                              $    2,103       $    2,066       $    5,570       $    5,550
                                                        ==========       ==========       ==========       ==========
Basic earnings:
    Weighted average common shares outstanding           2,355,428        2,336,088        2,351,313        2,333,249
    Weighted average contingently issuable shares           21,705           19,219           21,317           18,962
                                                        ----------       ----------       ----------       ----------
    Total weighted average shares outstanding            2,377,133        2,355,308        2,372,630        2,352,211
                                                        ==========       ==========       ==========       ==========
    Basic earnings per share                            $     0.88       $     0.88       $     2.35       $     2.36
                                                        ==========       ==========       ==========       ==========




                                                      Three Months Ended             Nine Months Ended
      Diluted earnings:                                 September 30,                  September 30,
                                                 -------------------------       -------------------------
Weighted average common shares outstanding         2004            2003            2004            2003
                                                 ---------       ---------       ---------       ---------
from basic earnings per share                    2,377,133       2,355,308       2,372,630       2,352,211
Dilutive effect of stock options                     6,696           6,487          17,905          14,627
                                                 ---------       ---------       ---------       ---------
Total weighted average shares outstanding        2,383,829       2,361,794       2,390,535       2,366,838
                                                 =========       =========       =========       =========
Diluted earnings per share                       $    0.88       $    0.87       $    2.33       $    2.34
                                                 =========       =========       =========       =========


A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and nine month periods ending September 30, 2004 and 2003.

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

While unemployment in Michigan is currently the third-highest of states in the Nation, the markets served by the Banks are only marginally impacted. In particular, the Ann Arbor market has much lower unemployment levels than does the rest of the State. While recent downturns in the economy have impacted some small companies, in general the Banks have not felt the impact of this decline. In addition, the Company continues to gain market share in its market areas.

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

Consolidated net income of $2,102,522 for the third quarter of 2004 resulted in the best quarterly earnings in the Company's history, increasing more than 20% over the second quarter of 2004. Consolidated net income for the first nine months of 2004 is ahead of the same period last year by 0.3%, or just under $20,000. Steady asset growth continued, as total assets reached $642.0 million, for an increase of $36.8 million, or 6.1%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $7.6 million, deposits increased by $11.0 million, and assets under management by the Trust & Investment Group of United Bank & Trust declined by $11.0 million.

Mortgage production at the subsidiary banks has continued to decline from the record volumes experienced in 2002 and 2003. As a result, compared to the first nine months of 2003, income from loan sales and servicing is down $1,679,000. At the same time, net interest income is up nearly $500,000, and Trust & Investment fee income has improved by 21.8%, over the first nine months of a year ago, as a result of continued growth of the department. This strong performance, combined with increases in other fee income categories and careful expense control, helped to offset the decline in loan sales and servicing income.

For the most recent quarter, net interest income was up $250,000, while noninterest income was down somewhat and expenses were down considerably. The chart below shows the trends in the major components of earnings for the last five quarters.


                                                                2004                               2003
                                                 -----------------------------------       ---------------------
in thousands of dollars, where appropriate       3rd Qtr       2nd Qtr       1st Qtr       4th Qtr       3rd Qtr
                                                 -------       -------       -------       -------       -------
Net interest income                              $5,926        $5,676        $5,664        $5,579        $5,565
Provision for loan losses                           229           304           262           212           248
Noninterest income                                2,798         2,897         2,544         2,740         3,419
Noninterest expense                               5,553         5,812         5,632         5,606         5,830
Federal income tax provision                        839           707           598           664           840
Net income                                       $2,103        $1,751        $1,716        $1,837        $2,066
Return on average assets (a)                       1.30%         1.13%         1.12%         1.22%         1.37%
Return on average shareholders' equity (a)        13.80%        11.83%        11.71%        12.78%        14.61%


 (a)  annualized

                               FINANCIAL CONDITION

SECURITIES
Balances in the Company's investment securities portfolio continued to decline during the third quarter of 2004, and although the mix has changed, the total portfolio is generally at the same level as September 30, 2003. This decrease in the portfolio from June 30 was a result of loan growth in excess of deposit increases, and was primarily due to maturities and calls within the municipal portfolios of the banks. The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2004 and 2003, as well as at December 31, 2003.



                                                                        9/30/2004   12/31/2003   9/30/2003
                                                                        ---------   ----------   ---------
U.S. Treasury and agency securities                                          40.5%        37.5%       33.3%
Mortgage backed agency securities                                            23.4%        17.0%       19.0%
Obligations of states and political subdivisions                             33.2%        39.0%       39.1%
Corporate, asset backed, and other securities                                 2.9%         6.5%        8.6%
                                                                        ---------   ----------   ---------
    Total Securities                                                        100.0%       100.0%      100.0%
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

LOANS
Loan balances increased by $7.6 million in the third quarter of 2004, and have grown by $36.7 million since the end of 2003. During this period, the Banks have experienced continued slowing of refinancing in the residential mortgage portfolios into products that are sold on the secondary market. Personal loan balances increased along with business loans and commercial mortgages, while construction and development loans provided the largest portion of growth since the end of the year.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, which include construction and development loans. At the same time, the trend of declining percentages of residential mortgage loans and personal loans continues. The table below shows total loans outstanding, in thousands of dollars and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.



                                     September 30, 2004         December 31, 2003           September 30, 2003
                                 ------------------------    ------------------------     ------------------------
Total loans:                      Balance      % of total    Balance       % of total     Balance       % of total
                                 --------      ----------    --------      ----------     --------      ----------
Personal                         $ 73,978            15.3%   $ 70,301            15.7%    $ 70,663            16.7%
Business loans and
    commercial mortgages          268,347            55.5%    256,778            57.5%     236,633            55.8%
Tax exempt                          1,254             0.3%      1,476             0.3%       1,408             0.3%
Residential mortgage               76,920            15.9%     85,156            19.1%      85,023            20.0%
Construction & development         63,021            13.0%     33,109             7.4%      30,478             7.2%
                                 --------      ----------    --------      ----------     --------      ----------
    Total loans                  $483,520           100.0%   $446,820          100.00%    $424,205           100.0%
                                 ========      ==========    ========      ==========     ========      ==========

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

The following chart shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.


                                                                 9/30/2004     6/30/2004     12/31/2003     9/30/2003
                                                                 ---------     ---------     ----------     ---------
      Nonaccrual loans                                           $   4,368     $   2,789     $    3,635     $   3,633
      Loans past due 90 days or more                                 1,116         1,160            761           483
      Troubled debt restructurings                                       -             -              -             -
                                                                 ---------     ---------     ----------     ---------
          Total nonperforming loans                                  5,484         3,949          4,396         4,116
      Other real estate                                              1,104           945            593           502
                                                                 ---------     ---------     ----------     ---------
          Total nonperforming assets                             $   6,588      $  4,894     $    4,989     $   4,618
                                                                 =========     =========     ==========     =========
      Percent of nonperforming loans to total loans                   1.13%         0.83%          0.98%         0.97%
      Percent of nonperforming assets to total assets                 1.03%         0.77%          0.82%         0.76%


The Company's classification of nonperforming loans is generally consistent with loans identified as impaired. The Company's total nonperforming assets have increased from prior periods. This increase has occurred primarily in nonaccrual loans, while loans past due ninety days or more are relatively flat and balances in other real estate have increased as a result of the move of one property from nonaccrual status to ORE. The increase in nonaccrual loans is the result of one commercial loan that has been placed on nonaccrual status. Collection efforts are underway with that credit, and the Company remains adequately secured. No significant loss is anticipated with that loan. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2004 and 2003 follows:



                                                                         2004           2003
                                                                       -------        -------
Balance at January 1                                                   $ 5,497        $ 4,975
Loans charged off                                                         (816)          (560)
Recoveries credited to allowance                                           258             91
Provision charged to operations                                            795            857
                                                                       -------        -------
Balance at September 30                                                $ 5,734        $ 5,363
                                                                       =======        =======


The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2004 and 2003, and December 31, 2003.


                                                                 9/30/2004    12/31/2003     9/30/2003
                                                                 ---------    ----------     ----------
      Business and commercial mortgage                           $   4,935    $    4,775     $    4,679
      Tax exempt                                                         -             -              -
      Residential mortgage                                              45            37             36
      Personal                                                         713           685            648
      Construction                                                       -             -              -
      Unallocated                                                       41             -              -
                                                                 ---------    ----------     ----------
      Total                                                      $   5,734    $    5,497     $    5,363
                                                                 =========    ==========     ==========

Loans to finance residential mortgages make up 15.9% of the portfolio at September 30, 2004, and are well-secured and have had historically low levels of net losses. That percentage is down significantly from prior periods, however, as loans have refinanced and many have been sold into the secondary market. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing, and make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Company uses an independent loan review firm to assess the continued quality of its business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within the market areas served by the Banks.

DEPOSITS
Deposit growth continued during the third quarter of 2004, as total deposits increased at an annualized rate of 8.8%, and growth over the past twelve months was 5.2%. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances declined in the third quarter, although average balances continue their steady growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2004 and 2003.


                                                       2004          2003
                                                      ------        ------
Noninterest bearing deposits                            15.9%         16.0%
Interest bearing deposits                               84.1%         84.0%
                                                      ------        ------
    Total deposits                                     100.0%        100.0%
                                                      ======        ======


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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances were added during the third quarter of 2004.

CAPITAL RESOURCES
The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions. The following table shows the Company's capital ratios and ratio calculations at September 30, 2004 and 2003, and December 31, 2003. Dollars are shown in thousands.



                                                   Regulatory Guidelines              United Bancorp, Inc.
                                                   ---------------------      --------------------------------------
                                                   Adequate        Well       9/30/2004     12/31/2003     9/30/2003
                                                   --------       ------      ---------     ----------     ---------
      Tier 1 capital to average assets                    4%           5%           9.2%           9.1%          8.9%
      Tier 1 capital to risk weighted assets              4%           6%          11.7%          11.7%         11.8%
      Total capital to risk weighted assets               8%          10%          12.8%          12.8%         13.0%

      Total shareholders' equity                                              $  61,239     $   57,383     $  56,379
      Intangible assets                                                          (3,469)        (3,469)       (3,469)
      Disallowed servicing assets                                                     -           (183)         (179)
      Unrealized (gain) loss on securities available for sale                      (385)          (580)         (712)
                                                                              ---------     ----------     ---------
          Tier 1 capital                                                         57,385         53,151        52,019
      Allowable loan loss reserves                                                5,734          5,440         5,251
                                                                              ---------     ----------     ---------
          Tier 2 capital                                                      $  63,119     $   58,591     $  57,270
                                                                              =========     ==========     =========


                             RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2004 was the best in the Company's history, surpassing the earnings of the second quarter of 2004 by more than 20%. The following discussion provides an analysis of these changes.

NET INTEREST INCOME
Net interest income continues to increase quarter over quarter, primarily as a result of growth in the loan portfolio. The Company's year to date yield on earning assets was down 32 basis points from the same period of 2003, while the Company's cost of funds declined from nine-month 2003 levels by 24 basis points, resulting in a reduction of tax equivalent spread of eight basis points. The resulting spread and net interest margin marks the lowest point in the Company's recent history. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2004 and 2003.



          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                             Nine Months Ended September 30,
                                     --------------------------------------------------------------------------------
dollars in thousands                                 2004                                     2003
                                     -----------------------------------      ---------------------------------------
                                      Average      Interest      Yield/       Average       Interest        Yield/
ASSETS                                Balance        (b)        Rate (c)      Balance         (b)          Rate (c)
                                     --------      --------     --------      --------      --------       --------
Interest earning assets (a)
Federal funds sold                   $  3,986      $     33         1.12%     $ 21,430      $    182           1.13%
Taxable securities                     75,687         1,546         2.72%       66,488         1,706           3.42%
Tax exempt securities (b)              29,128         1,275         5.84%       30,344         1,357           5.96%
Taxable loans                         463,297        20,875         6.01%      422,125        20,468           6.46%
Tax exempt loans (b)                    1,371            62         6.00%        1,401            75           7.15%
                                     --------      --------                   --------      --------
      Total int. earning assets (b)   573,469        23,791         5.53%      541,788        23,789           5.85%
Less allowance for loan losses         (5,661)                                  (5,198)
Other assets                           59,498                                   49,896
                                     --------                                 --------
TOTAL ASSETS                         $627,306                                 $586,486
                                     ========                                 ========



                                                             Nine Months Ended September 30,
                                       ------------------------------------------------------------------------------
dollars in thousands                                 2004                                     2003
                                       ------------------------------------     -------------------------------------
LIABILITIES AND                         Average      Interest       Yield/       Average       Interest       Yield/
SHAREHOLDERS' EQUITY                    Balance        (b)         Rate (c)      Balance         (b)         Rate (c)
                                       ---------     --------      --------     --------       --------      --------
NOW accounts                           $ 113,481          433          0.51%    $ 98,512            502          0.68%
Savings deposits                         176,555        1,176          0.89%     162,594          1,244          1.02%
CDs $100,000 and over                     36,741          815          2.96%      26,390            787          3.98%
Other interest bearing deposits          105,907        2,188          2.76%     124,549          2,594          2.78%
                                       ---------     --------                   --------         ------
      Total int. bearing deposits        432,684        4,612          1.42%     412,045          5,126          1.66%
Short term borrowings                      2,589           27          1.41%          78              1          1.18%
Other borrowings                          42,175        1,442          4.56%      39,163          1,439          4.90%
                                       ---------     --------                   --------         ------
      Total int. bearing liabilities     477,448       6,082           1.70%     451,286          6,566          1.94%
                                                     --------                                    ------
Noninterest bearing deposits              84,402                                  73,394
Other liabilities                          5,840                                   6,733
Shareholders' equity                      59,616                                  55,073
                                       ---------                                --------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $ 627,306                                $586,486
                                       =========                                ========
Net interest income (b)                               17,710                                     17,222
                                                     --------                                  --------
Net spread (b)                                                         3.83%                                     3.91%
                                                                   ========                                  ========
Net yield on interest earning assets (b)                               4.12%                                     4.24%
                                                                   ========                                  ========
Tax equivalent adjustment on interest income             (443)                                     (473)
                                                     --------                                  --------
Net interest income per income statement             $ 17,267                                  $ 16,749
                                                     ========                                  ========
Ratio of interest earning assets to
      interest bearing liabilities          1.20                                    1.20
                                       =========                                ========



 (a) Non-accrual loans and overdrafts are included in the average balances of loans.
 (b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
 (c)  Annualized

As noted from the data in the following table, interest income for the first nine months of 2004 was unchanged from the same period of 2003, while interest expense declined significantly during the same period. As a result, net interest income improved by more than $500,000 compared to the same period of 2003. Most of that improvement occurred during the third quarter. During that time, net interest income improved as a result of volume, more than offsetting the reduction resulting from decreases in rates. This is a shift in the trend noted in 2003 compared to 2002, when decreases in net interest income as a result of lower rates more than offset improvements resulting from growth and volume. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2004 and 2003 on a taxable equivalent basis, in thousands of dollars.



                                            2004 Compared to 2003                       2003 Compared to 2002
                                  -------------------------------------        -------------------------------------
                                       Increase (Decrease) Due To: (a)          Increase (Decrease) Due To: (a)
                                  -------------------------------------        -------------------------------------
                                   Volume         Rate            Net          Volume           Rate           Net
                                  -------        -------        -------        -------        -------        -------
Interest earned on:
Federal funds sold                $  (146)       $    (3)       $  (149)       $   103        $   (48)       $    55
Taxable securities                    217           (377)          (160)            59           (493)          (434)
Tax exempt securities                 (54)           (28)           (82)          (142)          (151)          (293)
Taxable loans                       1,914         (1,507)           407          1,052         (2,275)        (1,223)
Tax exempt loans                       (2)           (11)           (13)           (17)            (5)           (22)
                                  -------        -------        -------        -------        -------        -------
      Total interest income       $ 1,929        $(1,926)       $     3        $ 1,055        $(2,972)       $(1,917)
                                  =======        =======        =======        =======        =======        =======



                                              2004 Compared to 2003                        2003 Compared to 2002
                                      -------------------------------------        -------------------------------------
                                         Increase (Decrease) Due To: (a)              Increase (Decrease) Due To: (a)
                                      -------------------------------------        -------------------------------------
                                       Volume         Rate            Net          Volume          Rate            Net
                                      -------        -------        -------        -------        -------        -------
Interest paid on:
NOW accounts                          $    69        $  (138)       $   (69)       $    63        $  (196)       $  (133)
Savings deposits                          101           (168)           (67)           198           (495)          (297)
CDs $100,000 and over                     261           (233)            28           (121)          (159)          (280)
Other interest bearing deposits          (385)           (20)          (405)          (418)          (667)        (1,085)
Short term borrowings                      27             --             27             (5)            (1)            (6)
Other borrowings                          106           (104)             2            433           (184)           249
                                      -------        -------        -------        -------        -------        -------
      Total interest expense          $   179        $  (663)       $  (484)       $   150        $(1,702)       $(1,552)
                                      =======        =======        =======        =======        =======        =======
Net change in net interest
      income                          $ 1,750        $(1,263)       $   487        $   905        $(1,270)       $  (365)
                                      =======        =======        =======        =======        =======        =======


(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME
Total noninterest income in the third quarter of 2004 was $100,000 below the second quarter of the year, while income from loan sales and servicing declined $175,000 for the same period. Year to date noninterest income is 9.3% below the same period of 2003, as a result of continuing decline in income from loan sales and servicing. Service charges on deposit accounts are up 11.3% over the first nine months of 2003. No significant changes were made in the Company's service charge structure during the period, and the increase reflects continued growth of the Company's deposit base. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through ongoing growth and expansion. Growth of assets managed and market value increases have improved Trust & Investment income by 29.1% over year to date 2003. In addition, income from sales of nondeposit investment products, while not a large figure, is up 119.7% from the first nine months of last year. Noninterest income for year to date 2004 includes $211,000 more income from bank-owned life insurance than the same period of 2003.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2004 and 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. However, the volume of residential mortgage lending and refinancing has continued to slow, resulting in a reduction in income from loan sales and servicing of $1.679 million from last year at this time. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2004 or 2003 as a result of declining market rates.

NONINTEREST EXPENSES
Total noninterest expenses were down 4.5% from the third quarter of 2003, and year to date noninterest expenses are down 0.4% over the same period 2003. Most categories of expense have experienced declines, with no category providing significant improvements.

FEDERAL INCOME TAX
The Company has improved its effective tax rate from 2003 to 2004 as a result of various tax strategies, including the purchase of bank-owned life insurance during 2003. The effective tax rate was 27.8% for the first nine months of 2004, compared to 29.8% for the same period of 2003.

NET INCOME
Improvements in net income for the third quarter of 2004 have resulted from increased net interest income and reductions in expenses, while declines in noninterest income result almost exclusively from reduction in volume of sales of mortgages in the secondary market. The Company has managed to replace the lost income with other sources, and Management is pleased to have matched 2003 earnings levels through nine months at a time when many financial services companies are experiencing declines in net income.

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

Based on the results of the simulation model as of September 30, 2004, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset sensitive, continuing a trend evident throughout 2003. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended September 30, 2004 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company is subject to Section 404 of the Sarbanes-Oxley Act of 2002, with regard to compliance and reporting for the period ending December 31, 2004. Work is underway to assure that all documentation and testing is completed on a timely manner in order to assure full compliance with the requirements of this regulation.


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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

No changes in the securities of the Company occurred during the quarter ended September 30, 2004. The Company did not repurchase any of its securities during the quarter ended September 30, 2004.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the quarter ended September 30, 2004.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2004.

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

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004.

      Report on Form 8-K filed July 23, furnishing in Items 7(c) and 9 thereof, information on quarterly results of operations for the quarter ended June 30.

      Report on Form 8-K filed September 15, furnishing in Items 8.01 and 9.01 thereof, information regarding the declaration of cash dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
November 3, 2004


/S/ David S. Hickman
-------------------------------------------------
David S. Hickman
Chairman and Chief Executive Officer
(Principal Executive Officer)



/S/ Dale L. Chadderdon
-------------------------------------------------
Dale L. Chadderdon
Senior Vice President, Secretary & Treasurer
(Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit 31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.