Form 10-K
period 2004-12-31
UNITED BANCORP INC /MI/
filed 2005-03-15
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

As of February 8, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $116,774,000 (common stock, no par value.) As of February 8, 2005, there were 2,354,682 outstanding shares of registrant's common stock, no par value.

Documents Incorporated By Reference:

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2005, including Management's Discussion and Analysis of Condition and Results of Operations, Reports of Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements, are incorporated by reference into Parts I, II, III and IV.

                              CROSS REFERENCE TABLE

                                                                                      Page
ITEM NO.                                 DESCRIPTION                                Numbers
--------                                 -----------                                -------
PART I
1.  Business                                                                            3
    I Selected Statistical Information                                                  7
       (A) Distribution of Assets, Liabilities and Shareholders' Equity                 7
       (B) Interest Rates and Interest Differential                                     7
    II Investment Portfolio                                                             7
    III Loan Portfolio                                                                  8
       (A) Types of Loans                                                               8
       (B) Maturities and Sensitivities of Loans to Changes in Interest Rates           8
       (C) Risk Elements                                                                9
       (D) Other Interest Bearing Assets                                                9
    IV Summary of Loan Loss Experience                                                 10
       (A) Changes in Allowance for Loan Losses                                        10
       (B) Allocation of Allowance for Loan Losses                                     10
    V Deposits                                                                         11
    VI Return on Equity and Assets                                                     11
    VII Short-Term Borrowings                                                          11
2.  Properties                                                                         11
3.  Legal Proceedings                                                                  12
4.  Submission of Matters to a Vote of Security Holders                                12

PART II
5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
       Purchases of Equity Securities                                                  12
6.  Selected Financial Data                                                            13
7.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations                                                                      14
7A. Quantitative and Qualitative Disclosures About Market Risk                         14
8.  Financial Statements and Supplementary Data                                        14
9.  Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure                                                                      14
9A. Controls and Procedures                                                            14
9B. Reports on Form 8-K                                                                17

PART III
10. Directors and Executive Officers of the Registrant                                 17
11. Executive Compensation                                                             18
12. Security Ownership of Certain Beneficial Owners and Management and Related
       Shareholder Matters                                                             18
13. Certain Relationships and Related Transactions                                     18
14. Principal Accounting Fees and Services                                             18

PART IV
15. Exhibits and Financial Statement Schedules                                         19
    Signatures                                                                         21
    Exhibit Index                                                                      23

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

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. UBT was acquired by the Company on January 1, 1986. UBT changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

UBT delivers financial services through a system of eleven banking offices plus fourteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

Banking services are delivered by UBTW through four banking offices and five automated teller machines in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the University of Michigan Medical Center.

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

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and Michigan Bankers Insurance Center, LLC, and derive income from the sale of various insurance products to banking clients.

The following table shows comparative information concerning the Banks as of December 31, 2004, in thousands of dollars:

                                   Assets      Loans    Deposits
                                  --------   --------   --------
United Bank & Trust               $476,475   $348,238   $382,260
United Bank & Trust - Washtenaw    177,164    148,660    147,884

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

The Company is a legal entity, separate and distinct from the Banks. Most of the Company's revenue will be received in the form of dividends, if any, paid by UBT and UBTW. Thus, the Company's ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions on UBT and UBTW concerning dividends. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting there from its losses and bad debts and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend. In addition, as a new bank, UBTW was prohibited from paying any dividends during its first three years of operations. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized.

The Federal Deposit Insurance Corporation ("FDIC") may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

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

The capital ratios of the Company and UBT exceed the regulatory guidelines for well capitalized institutions, and in conjunction with regulatory ratings, have qualified the bank for the lowest FDIC insurance rate available to insured financial institutions. At December 31, 2004, UBTW was classified as adequately capitalized based on its risk-adjusted capital ratio. Information in Note 18 on Page A-38 of the Company's 2005 Proxy Statement provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-27 of the Company's 2005 Proxy Statement, and is incorporated herein by reference.

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

Employees

On December 31, 2004, the Company and its subsidiaries employed 190 full-time and 47 part-time employees. This compares to 191 full-time and 47 part-time employees as of December 31, 2003. The Company had no full-time employees at December 31, 2004. Its operation and business was carried out by officers and employees of the Banks, who were not compensated by the Company. On January 1, 2005, the operations and support areas of UBT moved to the Company.

I    SELECTED STATISTICAL INFORMATION

(A)  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

(B)  INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 through A-9 of the Company's 2005 Proxy Statement, and are incorporated herein by reference.

II   INVESTMENT PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 2004. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable            0 - 1     1 - 5    5 - 10   Over 10
Available For Sale                                   Year     Years     Years    Years      Total
-----------------------------------------          -------   -------   ------   -------   --------
U.S. Treasury and government agencies(1)           $26,698   $38,394   $   --   $   --    $ 65,092
   Weighted average yield                             2.89%     3.05%      --       --        2.99%
Obligations of states and political subdivisions   $10,027   $17,253   $6,086   $2,126    $ 35,492
   Weighted average yield                             3.56%     3.22%    4.98%    4.65%       3.69%
Equity and other securities(2)                     $ 3,202   $    --   $   --   $   --    $  3,202
   Weighted average yield                             3.74%       --       --       --        3.74%
   Total securities                                $39,927   $55,647   $6,086   $2,126    $103,786
      Weighted average yield                          3.13%     3.10%    4.98%    4.65%       3.25%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2004, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-9, and in Note 3 on Page A-30 of the Company's 2005 Proxy Statement, and is incorporated herein by reference.

III  LOAN PORTFOLIO

(A)  TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                     2004       2003       2002       2001       2000
                                   --------   --------   --------   --------   --------
Personal                           $ 74,142   $ 70,301   $ 71,010   $ 62,792   $ 59,172
Business and commercial mortgage    278,837    256,778    212,611    163,329    115,155
Tax exempt                            3,325      1,476      1,417      1,878      2,030
Residential mortgage (1)             76,228     85,156    110,985    117,553    127,768
Construction                         64,366     33,109     34,503     33,172     34,382
                                   --------   --------   --------   --------   --------
   Total loans (1)                 $496,898   $446,820   $430,526   $378,724   $338,507
                                   ========   ========   ========   ========   ========

Loans (continued)                    2004       2003       2002       2001       2000
-----------------                  --------   --------   --------   --------   --------
Personal                             14.9%      15.7%      16.5%      16.6%      17.5%
Business and commercial mortgage     56.1%      57.5%      49.4%      43.1%      34.0%
Tax exempt                            0.7%       0.3%       0.3%       0.5%       0.6%
Residential mortgage (1)             15.3%      19.1%      25.8%      31.0%      37.7%
Construction                         13.0%       7.4%       8.0%       8.8%      10.2%
                                    -----      -----      -----      -----      -----
   Total loans (1)                  100.0%     100.0%     100.0%     100.0%     100.0%
                                    =====      =====      =====      =====      =====

(1)  Includes loans held for sale

(B)  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2004, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                     0 - 1      1 - 5    After 5
                                                     Year       Years     Years      Total
                                                   --------   --------   -------   --------
Business and commercial mortgage - fixed rate      $ 14,652   $ 85,819   $ 6,937   $107,024
Business and commercial mortgage - variable rate     45,574     80,085    46,154    171,813
Tax exempt - fixed rate                                 250        703     2,336      3,289
Tax exempt - variable rate                               36         --        --         36
Construction -fixed rate                              5,984      3,719        --      9,703
Construction -variable rate                          52,433      2,230        --     54,663
                                                   --------   --------   -------   --------
   Total fixed rate                                  20,886     90,241     9,273    120,016
   Total variable rate                               98,043     82,315    46,154    226,512
                                                   --------   --------   -------   --------
      Total                                        $118,929   $172,556   $55,427   $346,528
                                                   ========   ========   =======   ========

(C)  RISK ELEMENTS

     Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2004, in thousands of dollars:

Gross amount of interest that would have
   been recorded at original rate          $218
Interest that was included in revenue        --
                                           ----
Net impact on interest revenue             $218
                                           ====

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-10 through A-13, in Note 1 on Pages A-27 and A-28 and Notes 5 and 6 on Page A-32 of the Company's 2005 Proxy Statement, and is incorporated herein by reference

At December 31, 2004, the Banks had nineteen loans, other than those disclosed above, for a total of $6,168,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D)  OTHER INTEREST BEARING ASSETS

As of December 31, 2004, other than $844,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

(A)  CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 2000 through 2004, in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                             2004     2003     2002     2001     2000
                                            ------   ------   ------   ------   ------
Balance at beginning of period              $5,497   $4,975   $4,571   $4,032   $3,300
Charge-offs:
   Business and commercial mortgage            739      139      338       73      171
   Residential mortgage                          7       19       --       50       --
   Personal                                    320      512      484      238      314
                                            ------   ------   ------   ------   ------
      Total charge-offs                      1,066      670      822      361      485
                                            ------   ------   ------   ------   ------
Recoveries:
   Business and commercial mortgage            188       20       16       40        4
   Residential mortgage                         --        3       --       --       --
   Personal                                     99      100      105      138      184
                                            ------   ------   ------   ------   ------
      Total recoveries                         287      123      121      178      188
                                            ------   ------   ------   ------   ------
Net charge-offs                                779      547      701      183      297
                                            ------   ------   ------   ------   ------
Additions charged to operations              1,048    1,069    1,105      722    1,129
Adjustment for credit cards sold                --       --       --       --     (100)
                                            ------   ------   ------   ------   ------
Balance at end of period                    $5,766   $5,497   $4,975   $4,571   $4,032
                                            ======   ======   ======   ======   ======
Ratio of net charge-offs to average loans     0.17%    0.13%    0.17%    0.05%    0.09%
Allowance as percent of total loans           1.16%    1.23%    1.16%    1.21%    1.19%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,048,000 in 2004, compared to $1,069,000 in 2003 and $1,105,000 in 2002. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.13% of the portfolio.

(B)  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                    2004     2003     2002     2001     2000
                                   ------   ------   ------   ------   ------
Business and commercial mortgage   $5,036   $4,775   $3,950   $3,060   $2,580
Tax exempt                             --       --       --       --       --
Residential mortgage                   20       37       15       20        7
Personal                              710      685      571      496      638
Construction                           --       --       --       --       --
Unallocated                            --       --      439      995      807
                                   ------   ------   ------   ------   ------
Total                              $5,766   $5,497   $4,975   $4,571   $4,032
                                   ======   ======   ======   ======   ======

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V    DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-5 and maturities of time deposits is provided in Note 9 on Page A-33 of the Company's 2005 Proxy Statement, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2004, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                     Time
                                 Certificates
                                 ------------
Within three months                 $ 6,283
Over three through six months         3,989
Over six through twelve months        9,463
Over twelve months                   20,322
                                    -------
   Total                            $40,057
                                    =======

VI   RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-3 and A-4 of the Company's 2005 Proxy Statement, and are incorporated herein by reference.

VII  SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-33 of the Company's 2005 Proxy Statement, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 2 - PROPERTIES

The executive offices of the Company are located at the main office of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. On January 1, 2005, UBI acquired a 12,000 square foot operations and training center from UBT. The facility is located in Tecumseh. UBT operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. The bank owns all of the buildings, and leases the land for one office in the city of Adrian. All offices other than the main office offer drive-up facilities.

United Bank & Trust - Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline and the villages of Dexter and Manchester, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, leases the building for the Manchester office, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices, which it moved into in 2003. All offices offer ATM services, and the bank operates one off-site ATM. All offices other than Manchester offer drive-up facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 2004 and 2003 as reported by Raymond James Financial Services. These prices do not reflect private trades not involving Raymond James Financial Services. The common stock of the Company is traded over the counter, and there is no established public trading market for the common stock. Such over-the-counter market quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 1,293 shareholders of record as of December 31, 2004. The prices and dividends per share have been adjusted to reflect the 2004 and 2003 stock dividends.

                      2004                          2003
          ---------------------------   ---------------------------
            Market price       Cash       Market price       Cash
          ---------------   dividends   ---------------   dividends
Quarter    High      Low     declared    High      Low     declared
-------   ------   ------   ---------   ------   ------   ---------
  1st     $62.38   $60.00     $0.324    $50.79   $48.98     $0.299
  2nd      67.00    62.38      0.340     59.05    50.79      0.314
  3rd      67.00    67.00      0.350     60.00    59.05      0.324
  4th      67.00    67.00      0.350     60.00    60.00      0.324

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31 (In thousands, except per share data).

FINANCIAL CONDITION                               2004       2003       2002       2001       2000
-------------------                             --------   --------   --------   --------   --------
ASSETS
Cash and demand balances in other banks         $ 18,188   $ 21,425   $ 16,719   $ 15,980   $ 16,822
Federal funds sold                                    --         --      7,700     10,800     21,300
Securities available for sale                    103,786    108,734     97,380     90,243     72,679
Net loans                                        491,132    441,323    425,551    374,153    334,475
Other assets                                      37,245     38,291     26,549     27,526     23,585
                                                --------   --------   --------   --------   --------
      Total Assets                              $650,351   $609,773   $573,899   $518,702   $468,861
                                                ========   ========   ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                    $ 85,598   $ 78,184   $ 71,976   $ 61,845   $ 52,555
Interest bearing certificates of deposit of
   $100,000 or more                               40,057     30,946     28,439     29,462     46,445
Other interest bearing deposits                  404,223    393,453    371,135    359,991    308,957
                                                --------   --------   --------   --------   --------
   Total deposits                                529,878    502,583    471,550    451,298    407,957
Short term borrowings                              8,726      8,076         75      1,019         --
Other borrowings                                  42,847     35,375     41,867     12,009     12,328
Other liabilities                                  6,676      6,356      7,027      6,199      3,522
                                                --------   --------   --------   --------   --------
   Total Liabilities                             588,127    552,390    520,519    470,525    423,807
Shareholders' Equity                              62,224     57,383     53,380     48,177     45,054
                                                --------   --------   --------   --------   --------
   Total Liabilities and Shareholders' Equity   $650,351   $609,773   $573,899   $518,702   $468,861
                                                ========   ========   ========   ========   ========

RESULTS OF OPERATIONS                             2004       2003       2002       2001       2000
---------------------                           --------   --------   --------   --------   --------
Interest income                                 $ 31,720   $ 30,835   $ 33,535   $ 34,400   $ 33,549
Interest expense                                   8,423      8,507     10,716     14,919     15,900
                                                --------   --------   --------   --------   --------
   Net Interest Income                            23,297     22,328     22,819     19,481     17,649
Provision for loan losses                          1,048      1,069      1,105        722      1,129
Noninterest income                                11,010     11,822      9,999      8,641      7,396
Noninterest expense                               22,646     22,669     21,644     20,537     16,096
                                                --------   --------   --------   --------   --------
   Income before Federal income tax               10,613     10,412     10,069      6,863      7,820
Federal income tax                                 2,960      3,024      2,934      1,857      2,194
                                                --------   --------   --------   --------   --------
   Net Income                                   $  7,653   $  7,388   $  7,135   $  5,006   $  5,626
                                                ========   ========   ========   ========   ========
Basic earnings per share (1) (2)                $   3.22   $   3.14   $   3.04   $   2.14   $   2.41
Diluted earnings per share (1) (2)                  3.20       3.12       3.04       2.14       2.41
Cash dividends declared per share (2)               1.36       1.26       1.21       1.13       1.07

(1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

(2) Adjusted to reflect the stock dividends paid in 2004, 2003, 2002, 2001 and 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on pages A-2 through A-20 in the Company's 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on pages A-14 through A-17 in the Company's 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained on pages A-23 through A-41 in the Company's 2005 Proxy Statement, and is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2005 Proxy Statement and is incorporated herein by reference.

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

(b) The management of United Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financing reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission (COSO) in Internal Control
     - Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

     The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. The report immediately follows this report.


     /S/ David S. Hickman                   /S/ Dale L. Chadderdon
     -----------------------------------    ------------------------------------
     David S. Hickman                       Dale L. Chadderdon
     Chairman and Chief Executive Officer   Executive Vice President and
                                            Chief Financial Officer

(c)  To the Shareholders of United Bancorp, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. A company's internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
     (COSO). Also in our opinion, United Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Bancorp, Inc. and our report dated February 25, 2005, expressed an unqualified opinion thereon.


                                        /S/ BKD, LLP
                                        ----------------------------------------
                                        BKD, LLP

     Indianapolis, Indiana
     February 25, 2005

(d) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B - REPORTS ON FORM 8-K

(b)  Listing of reports on Form 8-K filed during the fourth quarter of 2004:

     Date Filed          Purpose
     ----------          -------
     October 18, 2004    Relating to press release regarding third quarter 2004
                         earnings.

     December 15, 2004   Relating to press release regarding declaration of cash
                         dividend

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

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers" and "Beneficial Ownership Reporting Compliance" in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" and in Note 14 on Page A-35 of the Company's 2005 Proxy Statement and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2005 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1. The following financial statements of the Company and its subsidiaries, included in the Company's 2005 Proxy Statement are incorporated herein by reference:

                                                                               Pages in Proxy
                                                                                  Statement
                                                                               --------------
          Report of Independent Accountants, BKD LLP, dated February 25,
          2005                                                                       A-22

          Consolidated Balance Sheets - December 31, 2004 and 2003                   A-23

          Consolidated Statements of Income - Years Ended December 31,
          2004, 2003 and 2002                                                        A-24

          Consolidated Statements of Cash Flows - Years Ended December 31,
          2004, 2003 and 2002                                                        A-25

          Consolidated Statements of Changes in Shareholders' Equity - Years

          Ended December 31, 2004, 2003 and 2002                                     A-26

          Notes to Consolidated Financial Statements                              A-27-A-41

     2.   Financial statement schedules are not applicable.

(b)  Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

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

4(f)   United Bancorp, Inc. 2005 Stock Option Plan, filed as Appendix B to the
       Company's proxy statement dated March 15, 2004 (file number 0-16640) and incorporated herein by reference.

  11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-29 and Note 19 on Page A-39 of the Company's 2005 Proxy Statement.

  13   Registrant's Annual Report to Shareholders for the fiscal year ended
       December 31, 2004 which incorporates Management's Discussion and Analysis of Financial Condition and Results of Operations, Reports of Independent
       Accountants, Consolidated Financial Statements and Notes to Consolidated
       Financial Statements included in the Company's 2005 Proxy Statement (not deemed filed except for those portions which are specifically incorporated herein by reference).

  14   Registrant's Code of Business Conduct and Ethics as adopted December 9,
       2003

  21   Listing of Subsidiaries, filed herewith.

  23   Consent of BKD LLP, Independent Accountants, filed herewith.

  24   Power of Attorney contained on the signature pages of the 2004 Annual
       Report on Form 10-K.

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

United Bancorp, Inc.


/S/ David S. Hickman                                               March 8, 2005
-------------------------------------                              -------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 8, 2005.


/S/ James D. Buhr                        /S/ Patricia M. Garcia
--------------------------------------   ---------------------------------------
James D. Buhr, Director                  Patricia M. Garcia, Director


/S/ Joseph D. Butcko                     /S/ James C. Lawson
--------------------------------------   ---------------------------------------
Joseph D. Butcko, Director               James C. Lawson, Director


/S/ Robert K. Chapman                    /S/ Donald J. Martin
--------------------------------------   ---------------------------------------
Robert K. Chapman, Director, President   Donald J. Martin, Director


/S/ George H. Cress                      /S/ David E. Maxwell
--------------------------------------   ---------------------------------------
George H. Cress, Director                David E. Maxwell, Director


/S/ John H. Foss                         /S/ Kathryn M. Mohr
--------------------------------------   ---------------------------------------
John H. Foss, Director                   Kathryn M. Mohr, Director


/S/ David S. Hickman                     /S/ Dale L. Chadderdon
--------------------------------------   ---------------------------------------
David S. Hickman (Principal Executive    Dale L. Chadderdon (Principal Financial
Officer) Director, Chairman and Chief    Officer) Executive Vice President &
Executive Officer                        Chief Financial Officer

                                  EXHIBIT INDEX

 EXHIBIT NO.                         DESCRIPTION                        PAGE NO.
 -----------                         -----------                        --------
Exhibit 13     Management's Discussion and Analysis of Financial
               Condition and Results of Operations, Report of
               Independent Auditors, Consolidated Financial
               Statements and Notes to Consolidated Financial
               Statements of Registrant's Annual Report to
               Shareholders for the fiscal year ended December 31,
               2004 which is incorporated from the Company's 2005
               Proxy Statement (not deemed filed except for those
               portions which are specifically incorporated herein by
               reference.

Exhibit 14     Code of Ethics in accordance with Section 406 of the        24
               Sarbanes-Oxley Act as amended.

Exhibit 21     Subsidiaries                                                27

Exhibit 23     Consent of Independent Registered Public Accounting         28
               Firm

Exhibit 24     Power of Attorney contained on the signature pages of       22
               the 2004 Annual Report on Form 10-K.

Exhibit 31.1   Certification of Principal Executive Officer                29

Exhibit 31.2   Certification of Principal Financial Officer                30

Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as        31
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.