Form 10-Q
period 2005-03-31
UNITED BANCORP INC /MI/
filed 2005-05-10
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            _________________________

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

As of April 30, 2005, there were outstanding 2,373,701 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                           DESCRIPTION                                                   PAGE NO.
------- -------------------------------------------------------------------------------------    --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        (a)   Condensed Consolidated Balance Sheets                                                     3
        (b)   Condensed Consolidated Statements of Income                                               4
        (c)   Condensed Consolidated Statements of Shareholders' Equity                                 5
        (d)   Condensed Consolidated Statements of Cash Flows                                           6
        (e)   Notes to Condensed Consolidated Financial Statements                                      7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Executive Summary                                                                               9
        Financial Condition                                                                            10
        Liquidity and Capital Resources                                                                13
        Results of Operations                                                                          13

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                     17
Item 4. Controls and Procedures                                                                        18

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                              18
Item 2. Changes in Securities and Use of Proceeds                                                      18
Item 3. Defaults Upon Senior Securities                                                                19
Item 4. Submission of Matters to a Vote of Security Holders                                            19
Item 5. Other Information                                                                              19
Item 6. Exhibits and Reports on Form 8-K                                                               19
Signatures                                                                                             20
Exhibits                                                                                               21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(a)    CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

                                                                (unaudited)                    (unaudited)
                                                                 March 31,      December 31,    March 31,
                                                                   2005             2004           2004
                                                                -----------     ------------   -----------
ASSETS
Cash and demand balances in other banks                         $    16,130     $     18,188   $    19,631
Federal funds sold                                                        -                -         3,600
                                                                -----------     ------------   -----------
  Total cash and cash equivalents                                    16,130           18,188        23,231

Securities available for sale                                        99,850          103,786       110,025

Loans held for sale                                                   3,345            1,102         2,286
Portfolio loans                                                     512,961          495,796       455,146
                                                                -----------     ------------   -----------
  Total loans                                                       516,306          496,898       457,432
Less allowance for loan losses                                        5,893            5,766         5,503
                                                                -----------     ------------   -----------
  Net loans                                                         510,413          491,132       451,929

Premises and equipment, net                                          13,102           13,147        13,846
Goodwill                                                              3,469            3,469         3,469
Bank-owned life insurance                                            10,792           10,694        10,371
Accrued interest receivable and other assets                         10,404            9,935         9,695
                                                                -----------     ------------   -----------
TOTAL ASSETS                                                    $   664,160     $    650,351   $   622,566
                                                                ===========     ============   ===========

LIABILITIES
Deposits
  Noninterest bearing                                           $    78,159     $     85,598   $    82,773
  Interest bearing deposits                                         467,044          444,280       431,498
                                                                -----------     ------------   -----------
    Total deposits                                                  545,203          529,878       514,271

Federal funds purchased and other short term borrowings               5,876            8,726            76
Other borrowings                                                     42,847           42,847        43,375
Accrued interest payable and other liabilities                        6,675            6,676         5,512
                                                                -----------     ------------   -----------
TOTAL LIABILITIES                                                   600,601          588,127       563,234

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock and paid in capital, no par value;
  5,000,000 shares authorized; 2,371,356, 2,355,097, and
  2,225,041 shares issued and outstanding                            54,940           54,133        46,609
Stock dividend payable                                                7,925                -         7,321
Retained earnings                                                     1,015            7,992         4,621
Accumulated other comprehensive income (loss), net of tax              (321)              99           781
                                                                -----------     ------------   -----------
TOTAL SHAREHOLDERS' EQUITY                                           63,559           62,224        59,332
                                                                -----------     ------------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   664,160     $    650,351   $   622,566
                                                                ===========     ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       2005        2004
                                                      -------     ------
INTEREST INCOME
Interest and fees on loans                            $ 7,857     $6,774
Interest on securities
  Taxable                                                 531        516
  Tax exempt                                              261        307
Interest on federal funds sold                             34         15
                                                      -------     ------
  Total interest income                                 8,683      7,612

INTEREST EXPENSE

Interest on deposits                                    2,054      1,479
Interest on short term borrowings                           7          2
Interest on other borrowings                              477        467
                                                      -------     ------
  Total interest expense                                2,538      1,948
                                                      -------     ------
NET INTEREST INCOME                                     6,145      5,664
Provision for loan losses                                 323        262
                                                      -------     ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     5,822      5,402

NONINTEREST INCOME

Service charges on deposit accounts                       657        643
Trust & Investment fee income                             996        889
Gains (losses) on securities transactions                  (2)         2
Loan sales and servicing                                  244        255
ATM, debit and credit card fee income                     376        314
Income from sale of nondeposit investment products        164        182
Income from bank-owned life insurance                      98        121
Other income                                              166        138
                                                      -------     ------
  Total noninterest income                              2,699      2,544

NONINTEREST EXPENSE

Salaries and employee benefits                          3,610      3,413
Occupancy and equipment expense, net                    1,044      1,004
External data processing                                  274        274
Advertising and marketing                                 246        110
Other expense                                             898        831
                                                      -------     ------
  Total noninterest expense                             6,072      5,632
                                                      -------     ------
INCOME BEFORE FEDERAL INCOME TAX                        2,449      2,314
Federal income tax                                        665        598
                                                      -------     ------
NET INCOME                                            $ 1,784     $1,716
                                                      =======     ======

Basic earnings per share                              $ 0.713     $0.691
Diluted earnings per share                            $ 0.709     $0.686
Cash dividends declared per share of common stock     $ 0.333     $0.308

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands of dollars

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       ---------------------
                                                                                         2005         2004
                                                                                       --------     --------
TOTAL SHAREHOLDERS' EQUITY

Balance at beginning of period                                                         $ 62,224     $ 57,383

Net Income                                                                                1,784        1,716
Other comprehensive income:
   Net change in unrealized gains (losses) on securities available for sale, net           (420)         201
                                                                                       --------     --------
Total comprehensive income                                                                1,364        1,917

Cash dividends declared                                                                    (828)        (760)
Common stock transactions                                                                   799          792
                                                                                       --------     --------
Balance at end of period                                                               $ 63,559     $ 59,332
                                                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             ---------------------
                                                                               2005         2004
                                                                             --------     --------
Cash Flows from Operating Activities

Net income                                                                   $  1,784     $  1,716

Adjustments to Reconcile Net Income to Net Cash from Operating Activities

Depreciation and amortization                                                     522          518
Provision for loan losses                                                         323          262
Gain on sale of loans                                                            (177)        (204)
Proceeds from sales of loans originated for sale                               11,421       16,734
Loans originated for sale                                                     (13,487)     (18,930)
(Gains) Losses on securities transactions                                           2           (2)
Change in accrued interest receivable and other assets                           (277)         755
Gain on investment in bank-owned life insurance                                   (98)        (121)
(Gain) Loss on Investment in limited partnership                                   17           32
Change in accrued interest payable and other liabilities                           33         (848)
                                                                             --------     --------
Net cash from operating activities                                                 63          (88)

Cash Flows from Investing Activities

Securities available for sale
       Purchases                                                                  (29)     (18,400)
       Sales                                                                        -        4,343
       Maturities and calls                                                     1,834       11,752
       Principal payments                                                       1,397        1,120
Net change in portfolio loans                                                 (17,461)      (8,553)
Premises and equipment expenditures, net                                         (312)         (92)
                                                                             --------     --------
Net cash from investing activities                                            (14,571)      (9,830)

Cash Flows from Financing Activities

Net change in deposits                                                         15,325       11,688
Net change in short term borrowings                                            (2,850)      (8,000)
Proceeds from other borrowings                                                      -        8,000
Principal payments on other borrowings                                              -            -
Proceeds from common stock transactions                                           799          792
Dividends paid                                                                   (824)        (756)
                                                                             --------     --------
Net cash from financing activities                                             12,450       11,724
                                                                             --------     --------
Net change in cash and cash equivalents                                        (2,058)       1,806

Cash and cash equivalents at beginning of year                                 18,188       21,425
                                                                             --------     --------
Cash and cash equivalents at end of period                                   $ 16,130     $ 23,231
                                                                             ========     ========

Supplement Disclosure of Cash Flow Information:

Interest paid                                                                $  2,457     $  1,946
Income tax paid                                                                     -            -
Loans transferred to other real estate                                            100           85

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

STOCK OPTIONS

In 2004, Shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2005. The 2005 Plan is the successor to the Company's 1999 Stock Option Plan (the "1999 Plan") that continued in effect until the end of 2004.

The stock subject to the options are shares of authorized and unissued common stock of the Company. Options under the Plans are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the 1999 and 2005 Plans, adjusted for stock dividends:

                                       Stock Options
                              ----------------------------
                                Options      Weighted Avg
                              Outstanding   Exercise Price
                              -----------   --------------
Balance at January 1, 2005        106,025   $        45.75
Options granted                    52,500            63.81
Options exercised                 (27,986)           43.10
Options forfeited                     (25)           38.87
                              -----------
Balance at March 31, 2005         130,514   $        53.58
                              ===========

Options granted during the current quarter were 52,500, and the weighted fair value of the options granted was $6.78. For stock options outstanding at March 31, 2005, the range of average exercise prices was $35.82 to $63.81 and the weighted average remaining contractual term was 8.27 years. At March 31, 2005, 50,105 options were exercisable under the Plans.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended March 31, 2005 and 2004.

In thousands of dollars, except per share data

                                                                 Three Months Ended
                                                                     March 31,
                                                                 ------------------
                                                                   2005      2004
                                                                 --------  --------
Net income, as reported                                          $  1,784  $  1,716
    Less: Total stock-based compensation cost, net of taxes            15        18
                                                                 --------  --------
Pro forma net income                                             $  1,769  $  1,698
                                                                 ========  ========

Earnings per share:
    Basic          As reported                                   $  0.713  $  0.691
    Basic          Pro forma                                     $  0.707  $  0.683

    Diluted        As reported                                   $  0.709  $  0.686
    Diluted        Pro forma                                     $  0.703  $  0.679

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $250,374,000 and $256,909,000 at the end of March, 2005 and 2004. The balance of loans serviced for others related to servicing rights that have been capitalized was $248,529,000 and $252,981,000 at March 31, 2005 and 2004. Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2005 and 2004 follows:

                                                                  2005      2004
                                                                 -------   -------
Balance at January 1                                             $ 1,820   $ 1,832
Amount capitalized year to date                                       29        96
Amount amortized year to date                                        (85)     (106)
                                                                 -------   -------
Balance at March 31                                              $ 1,764   $ 1,822
                                                                 ========  =======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2005 and 2004.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2005 and 2004, the Company declared 5% stock dividends payable in May 2005 and 2004. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                ----------------------
                                                                                   2005        2004
                                                                                ----------  ----------
                                                                                $    1,784  $    1,716
                                                                                ==========  ==========
Net income

Basic earnings:
    Weighted average common shares outstanding                                   2,479,490   2,461,554
    Weighted average contingently issuable shares                                   24,755      22,902
                                                                                ----------   ---------
       Total weighted average shares outstanding                                 2,504,245   2,484,456
                                                                                ==========   =========
    Basic earnings per share                                                    $    0.713  $    0.691
                                                                                ==========  ==========

Diluted earnings:
    Weighted average common shares outstanding from basic earnings per share     2,504,245   2,484,456
    Dilutive effect of stock options                                                13,651      17,498
                                                                                ----------  ----------
       Total weighted average shares outstanding                                 2,517,896   2,501,954
                                                                                ==========  ==========
    Diluted earnings per share                                                  $    0.709  $    0.686
                                                                                ==========  ==========

A small number of shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three month periods ending March 31, 2005 and 2004.

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

The Company's Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and Michigan Bankers Insurance Center, LLC, and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Trust & Investment Group offer a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks. These products help to diversify the Company's sources of income.

Steady asset growth continued during the first quarter of 2005. Total assets reached $664.2 million, for an increase of $41.6 million, or 6.7%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $19.4 million, deposits increased by $15.3 million, and assets under management by the Trust & Investment Group of United Bank & Trust declined by $22.7 million.

Consolidated net income of $1,783,555 for the first quarter of 2005 resulted in the best first quarter earnings in the Company's history, increasing by 3.9% over the first quarter of 2004. At the same time, consolidated net income for the first three months of 2005 was below the fourth quarter 2004 earnings by 14.4%. This reflects typical earnings streams, which are normally lower in the first half of the year.

Net interest income is improved from the fourth quarter of 2004, while noninterest income has declined. Expenses have increased during the first quarter of 2005, primarily in compensation, advertising and marketing costs. Compared to the first quarter of last year, income and expense categories are up, with an improvement of $68,000 in consolidated net income. The chart below shows the trends in the major components of earnings for the last five quarters.



                                                2005                     2004
                                              -------   ----------------------------------------
in thousands of dollars, where appropriate    1st Qtr   4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
------------------------------------------    -------   -------    -------    -------    -------
Net interest income                           $ 6,145   $ 6,031    $ 5,926    $ 5,676    $ 5,664
Provision for loan losses                         323       253        229        304        262
Noninterest income                              2,699     2,771      2,797      2,898      2,544
Noninterest expense                             6,072     5,649      5,553      5,812      5,632
Federal income tax provision                      665       816        839        707        598
Net income                                    $ 1,784   $ 2,084    $ 2,102    $ 1,751    $ 1,716
Return on average assets (a)                     1.09%     1.27%      1.30%      1.13%      1.12%
Return on average shareholders' equity (a)      11.45%    13.38%     13.80%     11.83%     11.71%

(a) annualized

                               FINANCIAL CONDITION

SECURITIES

Balances in the Company's investment securities portfolio continued to decline during the first quarter of 2005, and the mix continues to evolve. This decrease in the portfolio from December was a result of loan growth in excess of deposit increases, and was primarily due to maturities and calls within the municipal portfolios of the banks. The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2005 and 2004, as well as at December 31, 2004.

                                                    3/31/05    12/31/2004    3/31/04
                                                    -------    ----------    -------
U.S. Treasury and agency securities                    42.4%         41.0%      37.9%
Mortgage backed agency securities                      21.0%         21.7%      26.4%
Obligations of states and political subdivisions       33.4%         34.2%      30.7%
Corporate, asset backed, and other securities           3.2%          3.1%       5.0%
                                                    -------    ----------    -------
    Total Securities                                  100.0%        100.0%     100.0%
                                                    =======    ==========    =======

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

LOANS

Loan balances increased by $19.4 million in the first quarter of 2005, and have grown by $58.9 million since the first quarter of 2004. During this period, the Banks continue to experience some refinancing in the residential mortgage portfolios into products that are sold on the secondary market, resulting in a decline in mortgage balances within the loan portfolio. Personal loan balances increased along with business loans and commercial mortgages, and construction and development loan growth continues to be strong.

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

                                      March 31, 2005         December 31, 2004          March 31, 2004
                                  ---------------------    ---------------------    ---------------------
Total loans:                       Balance   % of total     Balance   % of total     Balance   % of total
                                  ---------  ----------    ---------  ----------    ---------  ----------
    Personal                      $  75,917        14.7%   $  74,142        14.9%   $  69,341        15.2%
    Business loans and
        commercial mortgages        293,489        56.8%     278,838        56.1%     265,267        58.0%
    Tax exempt                        3,242         0.6%       3,325         0.7%       1,424         0.3%
    Residential mortgage             75,410        14.6%      76,228        15.3%      73,656        16.1%
    Construction & development       68,248        13.2%      64,365        13.0%      47,744        10.4%
                                  ---------  ----------    ---------  ----------    ---------  ----------
        Total loans               $ 516,306       100.0%   $ 496,898      100.00%   $ 457,432       100.0%
                                  =========  ===========   =========  ==========    =========  ==========

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

                                                   3/31/05   12/31/04   3/31/04
                                                   -------   --------   -------
Nonaccrual loans                                   $ 3,738   $  3,709   $ 3,524
Loans past due 90 days or more                       1,510      1,674     1,320
Troubled debt restructurings                             -          -         -
                                                   -------   --------   -------
    Total nonperforming loans                        5,248      5,383     4,844
Other real estate (ORE)                                944        844       541
                                                   -------   --------   -------
    Total nonperforming assets                     $ 6,192   $  6,227   $ 5,385
                                                   =======   ========   =======
Percent of nonperforming loans to total loans         1.02%      1.08%     1.06%
Percent of nonperforming assets to total assets       0.93%      0.96%     0.86%

The Company's classification of nonperforming loans is generally consistent with loans identified as impaired.

The Company's total nonperforming assets are substantially unchanged from year-end totals. Nonaccrual loan balances are up slightly, while loans past due ninety days or more are down and balances in other real estate have increased as a result of the move of one property from nonaccrual status to ORE. Collection efforts are underway with nonaccrual loans, and the Company remains adequately secured. No significant loss is anticipated with that category of loans. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2005 and 2004 follows:

                                     2005       2004
                                    -------   --------
Balance at January 1                $ 5,766   $  5,497
Loans charged off                      (214)      (274)
Recoveries credited to allowance         18         18
Provision charged to operations         323        262
                                    -------   --------
Balance at March 31                 $ 5,893   $  5,503
                                    =======   ========

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2005 and 2004, and December 31, 2004.

                                    3/31/05   12/31/2004   3/31/04
                                    -------   ----------   -------
Business and commercial mortgage    $ 5,101   $    5,036   $ 4,752
Tax exempt                                -            -         -
Residential mortgage                     14           20        43
Personal                                712          710       706
Construction                              -            -         -
Unallocated                              66            -         2
                                    -------   ----------   -------
  Total                             $ 5,893   $    5,766   $ 5,503
                                    =======   ==========   =======

Loans to finance residential mortgages make up 14.6% of the portfolio at March 31, 2005, and are well-secured and have had historically low levels of net losses. That percentage continues to decline from prior periods, however, as loans have refinanced and many have been sold into the secondary market. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing, and make up a small percent of the personal loans.

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

DEPOSITS

Deposit growth continued during the first quarter of 2005, as total deposits increased at an annualized rate of 11.6%, and growth over the past twelve months was 6.0%. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. At the same time, demand deposit balances declined in the first quarter, although average balances continue their steady growth. While clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2005 and 2004.

                                2005    2004
                               -----   -----
Noninterest bearing deposits    14.3%   16.1%
Interest bearing deposits       85.7%   83.9%
                               -----   -----
    Total deposits             100.0%  100.0%
                               =====   =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2004 and 2005. Short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances were added during the first quarter of 2005.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at March 31, 2005. The following table shows the Company's capital ratios and ratio calculations at March 31, 2005 and 2004, and December 31, 2004. Dollars are shown in thousands.

                                                          Regulatory Guidelines       United Bancorp, Inc.
                                                          ---------------------   ----------------------------
                                                          Adequate     Well       3/31/05   12/31/04   3/31/04
                                                          --------     ----       -------   --------   -------
Tier 1 capital to average assets                                 4%       5%          9.1%       9.3%      9.0%
Tier 1 capital to risk weighted assets                           4%       6%         11.4%      11.5%     11.9%
Total capital to risk weighted assets                            8%      10%         12.6%      12.7%     13.1%

Total shareholders' equity                                                        $63,559   $ 62,224   $59,332
Intangible assets                                                                  (3,469)    (3,469)   (3,469)
Disallowed servicing assets                                                             -          -      (183)
Unrealized (gain) loss on securities available for sale                               321        (99)     (781)
                                                                                  -------   --------   -------
    Tier 1 capital                                                                 60,411     58,656    54,899
Allowable loan loss reserves                                                        5,893      5,766     5,482
                                                                                  -------   --------   -------
    Tier 2 capital                                                                $66,304   $ 64,422   $60,381
                                                                                  =======   ========   =======

                              RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2005 was the best first quarter in the Company's history, surpassing the earnings of the first quarter of 2004 by 3.9%. At the same time, earnings were down from the fourth quarter of 2004, which were exceptionally strong. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income continues to increase quarter over quarter, primarily as a result of growth in the loan portfolio. The Company's year to date yield on earning assets was up 25 basis points from the same period of 2004, while the Company's cost of funds increased from three-month 2004 levels by 34 basis points, resulting in a reduction of tax equivalent spread of nine basis points. The first quarter 2005 spread of 3.81% is just one basis point lower than the full year 2004 spread. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2005 and 2004.

                                                             Three Months Ended March 31,
                                             --------------------------------------------------------------
dollars in thousands                                     2005                              2004
-------------------------------------       ------------------------------   ------------------------------
                                            Average    Interest   Yield/     Average    Interest    Yield/
                                            Balance       (b)     Rate (c)   Balance      (b)      Rate (c)
                                            --------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
  Federal funds sold                        $  5,647   $     34       2.40%  $  6,248   $     15      0.96%
  Taxable securities                          74,180        531       2.86%    70,525        516      2.93%
  Tax exempt securities (b)                   27,630        431       6.24%    31,906        459      5.75%
  Taxable loans                              500,366      7,823       6.25%   449,340      6,759      6.02%
  Tax exempt loans (b)                         3,291         58       6.99%    1,434          23      6.36%
                                            --------   --------              --------   --------
       Total int. earning assets (b)         611,114      8,876       5.81%   559,453      7,771      5.56%
Less allowance for loan losses                (5,793)                          (5,548)
Other assets                                  59,446                           59,464
                                            -------                          --------
TOTAL ASSETS                                $664,767                         $613,369
                                            ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

NOW accounts                                $123,205        285       0.93%  $114,399        134      0.47%
Savings deposits                             173,551        555       1.28%   174,005        359      0.82%
CDs $100,000 and over                         49,426        376       3.04%    32,981        254      3.08%
Other interest bearing deposits              117,074        838       2.86%   107,139        733      2.74%
                                            --------   --------              --------   --------
       Total int. bearing deposits           463,256      2,054       1.77%   428,524      1,479      1.38%
Short term borrowings                          1,090          7       2.52%       804          2      0.96%
Other borrowings                              42,847        477       4.45%    40,487        467      4.61%
                                            --------   --------              --------   --------
       Total int. bearing liabilities        507,193      2,538       2.00%   469,815      1,948      1.66%
                                                       --------                         --------
Noninterest bearing deposits                  85,487                           79,953
Other liabilities                              8,923                            4,880
Shareholders' equity                          63,164                           58,721
                                            --------                         --------
TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                 $664,767                         $613,369
                                            ========                         ========
Net interest income (b)                                   6,338                            5,823
                                                       --------                         --------
Net spread (b)                                                        3.81%                           3.90%
                                                                  ========                         =======
Net yield on interest earning assets (b)                              4.15%                           4.16%
                                                                  ========                         =======
Tax equivalent adjustment on interest
income                                                     (193)                            (159)
                                                       --------                         --------
Net interest income per income
statement                                              $  6,145                         $  5,664
                                                       ========                         ========
Ratio of interest earning assets to
interest bearing liabilities                                          1.20                            1.19
                                                                  ========                         =======

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c) Annualized

As noted from the data in the following table, interest income for the first three months of 2005 was up significantly from the same period of 2004, while interest expense increased somewhat during the same period. As a result, net interest income improved by more than $500,000 compared to the same period of 2004. During that time, interest income and interest expense both increased as a result of volume, more than offsetting the reduction resulting from decreases in rates. This is a shift in the trend noted in 2004 compared to 2003, when decreases in net interest income as a result of lower rates nearly offset improvements resulting from growth and volume. The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2005 and 2004 on a taxable equivalent basis, in thousands of dollars.

                                       2005 Compared to 2004                 2004 Compared to 2003
                                  ------------------------------        ------------------------------
                                  Increase (Decrease) Due To:(a)        Increase (Decrease) Due To: (a)
                                  ------------------------------        ------------------------------
                                  Volume      Rate         Net          Volume       Rate         Net
                                  ------      -----      -------        ------       -----       -----
Interest earned on:
Federal funds sold                $   (2)     $  21      $    19        $  (30)      $  (9)      $ (39)
Taxable securities                    27        (12)          15            68        (154)        (86)
Tax exempt securities                (65)        38          (27)           23         (33)        (10)
Taxable loans                        790        274        1,064           386        (604)       (218)
Tax exempt loans                      32          3           35             1          (3)         (2)
                                  ------      -----      -------        ------       -----       -----
       Total interest income      $  782      $ 324      $ 1,106        $  448       $(803)      $(355)
                                  ======      =====      =======        ======       =====       =====

Interest paid on:
NOW accounts                      $   11      $ 140      $   151        $   27       $ (77)      $ (50)
Savings deposits                      (1)       197          196            48        (110)        (62)
CDs $100,000 and over                125         (3)         122            52         (84)        (32)
Other interest bearing deposits       70         35          105          (133)        (41)       (174)
Short term borrowings                  1          4            5             2           -           2
Other borrowings                      26        (16)          10           (16)        (51)        (67)
                                  ------      -----      -------        ------       -----       -----
       Total interest expense     $  232      $ 357      $   589        $  (20)      $(363)      $(383)
                                  ======      =====      =======        ======       =====       =====
Net change in net interest
       income                     $  550      $ (33)     $   517        $  468       $(440)      $  28
                                  ======      =====      =======        ======       =====       =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Total noninterest income in the first quarter of 2005 was $155,000 better than the first quarter of 2004, but was $72,000 lower than the fourth quarter of 2004. Year to date noninterest income is 6.1% above the same period of 2004, with most of the improvement in Trust & Investment fees. Compared to the fourth quarter of 2004, most categories of noninterest income are down slightly, with no single category contributing significantly to the decline. Service charges on deposits are down 3.8% from the fourth quarter of 2004, and no significant changes were made in the Company's service charge structure during the period. The Trust & Investment Group of UBT continues to provide significant contribution to the Company's noninterest income, through ongoing growth and expansion. Market value declines since the end of 2004 have caused a decline of 1.4% in Trust & Investment income over last quarter. In addition, income from sales of nondeposit investment products, while not a large figure, is down 6.3% from the fourth quarter of 2004.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. Income from loan sales and servicing has stabilized following significant declines in 2004. During that time, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. Income in this category was down approximately $8,000 from the fourth quarter of 2004. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2005 or 2004.

NONINTEREST EXPENSES

Total noninterest expenses were up 7.5% from the fourth quarter of 2004, with the biggest increases in advertising and marketing expenses. Year to date noninterest expenses are up 7.8% over the same period of 2004. Most categories of expense have increased somewhat, reflecting the continued growth of the Company. Staff additions to support that growth have caused increases in salaries and benefit costs, and increases in advertising and marketing expenses reflect a number of new initiatives for the Company for 2005.

FEDERAL INCOME TAX

The Company continues to improve its effective tax rate from 2004 to 2005 as a result of various tax strategies. The effective tax rate was 27.2% for the first three months of 2005, compared to 28.2% for the last quarter of 2004.

NET INCOME

Improvements in net income for the first quarter of 2005 compared to the same period of 2004 have resulted from increased net interest income and noninterest income, while expenses have increased as a result of continued growth. While first quarter earnings are typically below those of the prior quarter, Management is pleased with its earnings progress so far this year.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in United Bancorp, Inc.'s 2004 Annual Report on pages A-27 to A-30. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see Critical Accounting Policies" on pages A-19 and A-20 in United Bancorp, Inc.'s 2004 Annual Report.

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

Based on the results of the simulation model as of March 31, 2005, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset sensitive, continuing a trend evident throughout 2004. The Company anticipates that interest rates will rise, and has positioned its balance sheet to take advantage of this expected increase in rates. As a result, current net interest income has been lowered in order to improve net interest margin in the future.

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

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended March 31, 2005 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its securities during the quarter ended March 31, 2005.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the quarter ended March 31, 2005.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

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

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2005.

      Report on Form 8-K filed January 25, furnishing in Items 2.02 and 7.01 thereof, information on results of operations for the quarter and full year ended December 31, 2004.

      Report on Form 8-K filed March 1, furnishing in Items 1.01 thereof, information on material definitive agreements.

      Report on Form 8-K filed March 18, furnishing in Items 8.01 thereof, information regarding the declaration of cash and stock dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
May 4, 2005

/S/ David S. Hickman
------------------------------------
David S. Hickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Dale L. Chadderdon
------------------------------------
Dale L. Chadderdon
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

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