Form 10-Q
period 2005-06-30
UNITED BANCORP INC /MI/
filed 2005-08-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 31, 2005, there were outstanding 2,492,617 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                              DESCRIPTION                                                          PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        (a) Condensed Consolidated Balance Sheets                                                            3
        (b) Condensed Consolidated Statements of Income                                                      4
        (c) Condensed Consolidated Statements of Shareholders' Equity                                        5
        (d) Condensed Consolidated Statements of Cash Flows                                                  6
        (e) Notes to Condensed Consolidated Financial Statements                                             7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Executive Summary                                                                                    9
        Financial Condition                                                                                 11
        Liquidity and Capital Resources                                                                     14
        Results of Operations                                                                               14

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                          18
Item 4. Controls and Procedures                                                                             19

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                   19
Item 2. Changes in Securities and Use of Proceeds                                                           19
Item 3. Defaults Upon Senior Securities                                                                     20
Item 4. Submission of Matters to a Vote of Security Holders                                                 20
Item 5. Other Information                                                                                   20
Item 6. Exhibits and Reports on Form 8-K                                                                    20
Signatures                                                                                                  21
Exhibits                                                                                                    22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(a) CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands of dollars

                                                                (unaudited)                       (unaudited)
                                                                   June 30,       December 31,       June 30,
                                                                     2005            2004              2004
                                                                 ------------     ------------     ------------
ASSETS
Cash and demand balances in other banks                          $     16,981     $     18,188     $     21,636
Federal funds sold                                                      2,500                -                -
                                                                 ------------     ------------     ------------
  Total cash and cash equivalents                                      19,481           18,188           21,636

Securities available for sale                                         104,260          103,786          108,084

Loans held for sale                                                     1,816            1,102              949
Portfolio loans                                                       528,325          495,796          474,944
                                                                 ------------     ------------     ------------
  Total loans                                                         530,141          496,898          475,893
Less allowance for loan losses                                          6,078            5,766            5,729
                                                                 ------------     ------------     ------------
  Net loans                                                           524,063          491,132          470,164

Premises and equipment, net                                            13,191           13,147           13,631
Goodwill                                                                3,469            3,469            3,469
Bank-owned life insurance                                              10,891           10,694           10,491
Accrued interest receivable and other assets                           10,205            9,935           10,089
                                                                 ------------     ------------     ------------
TOTAL ASSETS                                                     $    685,560     $    650,351     $    637,564
                                                                 ============     ============     ============

LIABILITIES

Deposits
  Noninterest bearing                                            $     86,381     $     85,598     $     87,741
  Interest bearing deposits                                           485,865          444,280          432,970
                                                                 ------------     ------------     ------------
    Total deposits                                                    572,246          529,878          520,711

Federal funds purchased and other short term borrowings                    76            8,726            9,576
Other borrowings                                                       42,278           42,847           42,847
Accrued interest payable and other liabilities                          5,835            6,676            5,020
                                                                 ------------     ------------     ------------
TOTAL LIABILITIES                                                     620,435          588,127          578,154

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock and paid in capital, no par value;
    5,000,000 shares authorized; 2,492,617, 2,355,097, and
    2,355,552 shares issued and outstanding                            63,057           54,133           54,085
Retained earnings                                                       1,986            7,992            5,470
Accumulated other comprehensive income (loss), net of tax                  82               99             (145)
                                                                 ------------     ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                             65,125           62,224           59,410
                                                                 ------------     ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    685,560     $    650,351     $    637,564
                                                                 ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                        -----------------------------      ------------------------------
                                                            2005             2004              2005              2004
                                                        ------------     ------------      ------------      ------------
INTEREST INCOME
Interest and fees on loans                              $      8,620     $      6,884      $     16,478      $     13,658
Interest on securities
  Taxable                                                        511              490             1,042             1,006
  Tax exempt                                                     265              275               526               582
Interest on federal funds sold                                     5                5                38                20
                                                        ------------     ------------      ------------      ------------
  Total interest income                                        9,401            7,654            18,084            15,266

INTEREST EXPENSE
Interest on deposits                                           2,345            1,484             4,398             2,964
Interest on short term borrowings                                 52                6                59                 8
Interest on other borrowings                                     480              488               957               954
                                                        ------------     ------------      ------------      ------------
  Total interest expense                                       2,877            1,978             5,414             3,926
                                                        ------------     ------------      ------------      ------------
NET INTEREST INCOME                                            6,524            5,676            12,670            11,340
Provision for loan losses                                        302              304               625               566
                                                        ------------     ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            6,222            5,372            12,045            10,774

NONINTEREST INCOME

Service charges on deposit accounts                              744              685             1,401             1,327
Trust & Investment fee income                                    948              920             1,944             1,809
Gains (losses) on securities transactions                          1              (34)               (1)              (33)
Income from loan sales and servicing                             324              445               568               700
ATM, debit and credit card fee income                            418              375               794               689
Income from sale of nondeposit investment products               221              186               385               368
Income from bank-owned life insurance                             99              120               197               241
Other income                                                     194              201               360               340
                                                        ------------     ------------      ------------      ------------
  Total noninterest income                                     2,949            2,898             5,648             5,441

NONINTEREST EXPENSE
Salaries and employee benefits                                 3,814            3,388             7,424             6,801
Occupancy and equipment expense, net                           1,044            1,002             2,088             2,006
External data processing                                         312              289               586               563
Advertising and marketing                                        280              112               526               222
Other expense                                                  1,019            1,021             1,918             1,851
                                                        ------------     ------------      ------------      ------------
  Total noninterest expense                                    6,469            5,812            12,542            11,443
                                                        ------------     ------------      ------------      ------------
INCOME BEFORE FEDERAL INCOME TAX                               2,702            2,458             5,151             4,772
Federal income tax                                               745              707             1,410             1,305
                                                        ------------     ------------      ------------      ------------
NET INCOME                                              $      1,957     $      1,751      $      3,741      $      3,467
                                                        ============     ============      ============      ============

Basic earnings per share                                $      0.777     $      0.702      $      1.490      $      1.393
Diluted earnings per share                              $      0.774     $      0.696      $      1.483      $      1.383
Cash dividends declared per share of common stock       $      0.350     $      0.324      $      0.683      $      0.632

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED) In thousands of dollars

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                          June 30,
                                                     ----------------------------      ----------------------------
                                                         2005             2004             2005            2004
                                                     -----------      -----------      -----------      -----------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                       $    63,559      $    59,332      $    62,224      $    57,383
Net Income                                                 1,957            1,751            3,741            3,467
Other comprehensive income:
      Net change in unrealized gains (losses) on
         securities available for sale, net                  403             (926)             (17)            (725)
                                                     -----------      -----------      -----------      -----------
Total comprehensive income                                 2,360              825            3,724            2,742

Cash dividends declared                                     (873)            (803)          (1,700)          (1,563)
Common stock transactions                                     79               56              877              848
                                                     -----------      -----------      -----------      -----------
Balance at end of period                             $    65,125      $    59,410      $    65,125      $    59,410
                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands of dollars

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                              ----------------------------
                                                                                 2005             2004
                                                                              -----------      -----------
Cash Flows from Operating Activities
Net income                                                                    $     3,741      $     3,467

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                       1,043            1,270
Provision for loan losses                                                             625              566
Gain on sale of loans                                                                (439)            (602)
Proceeds from sales of loans originated for sale                                   28,784           43,928
Loans originated for sale                                                         (28,345)         (44,185)
Losses on securities transactions                                                       1               33
Change in accrued interest receivable and other assets                               (341)           1,169
Gain on investment in bank-owned life insurance                                      (197)            (241)
Loss on Investment in limited partnership                                              72               27
Change in accrued interest payable and other liabilities                             (850)          (1,342)
                                                                              -----------      -----------
Net cash from operating activities                                                  4,094            4,090

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                   (10,381)         (34,703)
      Sales                                                                             -            4,626
      Maturities and calls                                                          5,944           25,607
      Principal payments                                                            3,747            3,560
Net change in portfolio loans                                                     (33,726)         (29,037)
Premises and equipment expenditures, net                                             (759)            (361)
                                                                              -----------      -----------
Net cash from investing activities                                                (35,175)         (30,308)

Cash Flows from Financing Activities

Net change in deposits                                                             42,368           18,128
Net change in short term borrowings                                                (8,650)           1,500
Proceeds from other borrowings                                                          -            8,000
Principal payments on other borrowings                                               (569)            (528)
Proceeds from common stock transactions                                               877              848
Dividends paid                                                                     (1,652)          (1,519)
                                                                              -----------      -----------
Net cash from financing activities                                                 32,374           26,429
                                                                              -----------      -----------
Net change in cash and cash equivalents                                             1,293              211

Cash and cash equivalents at beginning of year                                     18,188           21,425
                                                                              -----------      -----------
Cash and cash equivalents at end of period                                    $    19,481      $    21,636
                                                                              ===========      ===========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                                 $     5,273      $     3,930
Income tax paid                                                                     1,200            1,000
Loans transferred to other real estate                                                170              489

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Proxy Statement for the year ended December 31, 2004. Certain amounts for 2004 have been reclassified to conform to 2005 classifications.

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

                                        Stock Options
                                  -----------------------------
                                    Options       Weighted Avg.
                                  Outstanding    Exercise Price
                                  -----------    --------------
Balance at January 1, 2005          106,025      $        45.75
Options granted                      52,500               63.81
Options exercised                   (32,881)              42.71
Options forfeited                      (163)              51.66
                                    -------
Balance at June 30, 2005            125,481      $        54.09
                                    =======

Total options granted during the period ending June 30, 2005 were 52,500, and the weighted fair value of the options granted was $6.78. For stock options outstanding at June 30, 2005, the range of average exercise prices was $35.82 to $63.81 and the weighted average remaining contractual term was 8.10 years. At June 30, 2005, 45,578 options are exercisable under the Plans.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended June 30, 2005 and 2004.

In thousands of dollars, except per share data

                                                                           Three Months Ended          Six Months Ended
                                                                                June 30,                    June 30,
                                                                        -------------------------   -------------------------
                                                                            2005         2004          2005          2004
                                                                        -----------   -----------   -----------   -----------
Net income, as reported                                                 $     1,957   $     1,751   $     3,741   $     3,467
Less: Total stock-based compensation cost, net of taxes                          31            18            62            36
                                                                        -----------   -----------   -----------   -----------
Pro forma net income                                                    $     1,926   $     1,733   $     3,679   $     3,431
                                                                        ===========   ===========   ===========   ===========

Earnings per share:
      Basic     As reported                                             $     0.777   $     0.702   $     1.490   $     1.393
      Basic     Pro forma                                               $     0.765   $     0.695   $     1.465   $     1.379

      Diluted   As reported                                             $     0.774   $     0.696   $     1.483   $     1.383
      Diluted   Pro forma                                               $     0.761   $     0.689   $     1.458   $     1.369

NOTE 2 - LOANS HELD FOR SALE

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $244,256,000 and $263,087,000 at the end of June, 2005 and 2004. The balance of loans serviced for others related to servicing rights that have been capitalized was $242,513,000 and $260,638,000 at June 30, 2005 and 2004. Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2005 and 2004 follows:

                                                          2005         2004
                                                        ---------    ---------
Balance at January 1                                    $   1,820    $   1,832
Amount capitalized year to date                                75          277
Amount amortized year to date                                (182)        (224)
                                                        ---------    ---------
Balance at June 30                                      $   1,713    $   1,885
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

In thousands of dollars, except per share data

                                                         Three Months Ended            Six Months Ended
                                                               June 30,                    June 30,
                                                     --------------------------    --------------------------
                                                        2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Net income                                           $     1,957    $     1,751    $     3,741    $     3,467
                                                     ===========    ===========    ===========    ===========
Basic earnings:
    Weighted average common shares outstanding         2,492,848      2,471,819      2,486,206      2,466,686
    Weighted average contingently issuable shares         24,892         22,544         24,824         22,177
                                                     -----------    -----------    -----------    -----------
      Total weighted average shares outstanding        2,517,740      2,494,363      2,511,030      2,488,863
                                                     ===========    ===========    ===========    ===========
    Basic earnings per share                         $     0.777    $     0.702    $     1.490    $     1.393
                                                     ===========    ===========    ===========    ===========

Diluted earnings:
    Weighted average common shares outstanding
      from basic earnings per share                    2,517,740      2,494,363      2,511,030      2,488,863
    Dilutive effect of stock options                      12,112         20,850         11,669         17,625
                                                     -----------    -----------    -----------    -----------
      Total weighted average shares outstanding        2,529,852      2,515,213      2,522,699      2,506,489
                                                     ===========    ===========    ===========    ===========
    Diluted earnings per share                       $     0.774    $     0.696    $     1.483    $     1.383
                                                     ===========    ===========    ===========    ===========

A total of 573 shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

NOTE 4 - ACCOUNTING DEVELOPMENTS

In April 2005, the SEC issued an amendment to SFAS No. 123(R), which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123(R), but only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt Securities." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and six month periods ending June 30, 2005 and 2004.

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

While unemployment in Michigan remains among the highest in the Nation, the markets served by the Banks are impacted to varying degrees. The Ann Arbor market has much lower unemployment levels than other areas within Michigan. At the same time, unemployment level in Lenawee County is lower than the overall State average, but some economic softness is noted in the market area.

The Company's subsidiary banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Trust & Investment Group offer a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying, and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks. These products help to diversify the Company's sources of income.

Steady asset growth continued during the second quarter of 2005. Total assets reached $685.6 million, for an increase of $48.0 million, or 7.5%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $13.8 million, deposits increased by $27.0 million, and assets under management by the Trust & Investment Group of United Bank & Trust increased by $1.6 million.

Consolidated net income of $1,957,453 for the second quarter of 2005 resulted in the best second quarter earnings in the Company's history, increasing by 11.8% over the second quarter of 2004. At the same time, consolidated net income for the first six months of 2005 increased 7.9% over the same time period in 2004.

Net interest income continues its steady growth, and noninterest income has improved following a small decline in the first quarter of the year. Expenses have increased during the second quarter of 2005, primarily in compensation, advertising and marketing costs. Compared to the second quarter of last year, income and expense categories are up, with an improvement of $206,000 in consolidated net income. The chart below shows the trends in the major components of earnings for the last five quarters.

                                                       2005                           2004
                                              ---------------------     ----------------------------------
in thousands of dollars, where appropriate    2nd Qtr      1st Qtr      4th Qtr      3rd Qtr      2nd Qtr
                                              --------     --------     --------     --------     --------
Net interest income                           $  6,524     $  6,145     $  6,031     $  5,926     $  5,676
Provision for loan losses                          302          323          253          229          304
Noninterest income                               2,949        2,699        2,771        2,797        2,898
Noninterest expense                              6,469        6,072        5,649        5,553        5,812
Federal income tax provision                       745          665          816          839          707
Net income                                    $  1,957     $  1,784     $  2,084     $  2,102     $  1,751
Return on average assets (a)                      1.14%        1.09%        1.27%        1.30%        1.13%
Return on average shareholders' equity (a)       12.04%       11.45%       13.38%       13.80%       11.83%

(a) annualized

                               FINANCIAL CONDITION

SECURITIES

Balances in the Company's investment securities portfolio increased $4.4 million during the second quarter of 2005, and the mix continues to evolve. The increase in the portfolio reflects the continued growth of the Company, and reflects deposit growth in excess of loan increases. The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2005 and 2004, and at December 31, 2004.

                                                               6/30/05    12/31/2004    6/30/04
                                                               -------    ----------    -------
U.S. Treasury and agency securities                              40.7%       41.0%        39.5%
Mortgage backed agency securities                                19.8%       21.7%        24.3%
Obligations of states and political subdivisions                 36.4%       34.2%        33.4%
Corporate, asset backed, and other securities                     3.1%        3.1%         2.8%
                                                                -----       -----        -----
    Total Securities                                            100.0%      100.0%       100.0%
                                                                =====       =====        =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 5% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

LOANS

Loan balances increased by $13.8 million in the second quarter of 2005, and have grown by $54.2 million since the second quarter of 2004. During this period, the Banks continue to experience some refinancing in the residential mortgage portfolios into products that are sold on the secondary market, resulting in a decline in the relative proportion of mortgage balances within the loan portfolio. Personal loan balances increased along with business loans and commercial mortgages, and construction and development loan growth continues to be strong.

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

                                  June 30, 2005         December 31, 2004        June 30, 2004
                              ---------------------   ---------------------   ---------------------
                              Balance    % of total   Balance    % of total   Balance    % of total
                              --------   ----------   --------   ----------   --------   ----------
Total loans:
Personal                      $ 79,822      15.1%     $ 74,142       14.9%    $ 73,717     15.5%
Business loans and
    commercial mortgages       300,143      56.6%      278,838       56.1%     260,324     54.7%
Tax exempt                       3,190       0.6%        3,325        0.7%       1,330      0.3%
Residential mortgage            70,690      13.3%       76,228       15.3%      79,275     16.7%
Construction & development      76,296      14.4%       64,365       13.0%      61,247     12.9%
                              --------   ----------   --------   ----------   --------   ----------
    Total loans               $530,141     100.0%     $496,898     100.00%    $475,893     100.0%
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

                                                     6/30/05         3/31/05       12/31/2004        6/30/04
                                                   -----------     -----------     -----------     -----------
Nonaccrual loans                                   $     4,223     $     3,738     $     3,709     $     2,789
Loans past due 90 days or more                           3,318           1,510           1,674           1,160
Troubled debt restructurings                                 -               -               -               -
                                                   -----------     -----------     -----------     -----------
    Total nonperforming loans                            7,541           5,248           5,383           3,949
Other real estate (ORE)                                  1,014             944             844             945
                                                   -----------     -----------     -----------     -----------
    Total nonperforming assets                     $     8,555     $     6,192     $     6,227     $     4,894
                                                   ===========     ===========     ===========     ===========
Percent of nonperforming loans to total loans             1.42%           1.02%           1.08%           0.83%
Percent of nonperforming assets to total assets           1.25%           0.93%           0.96%           0.77%

The Company's total nonperforming assets are up from the end of the first quarter and from year-end totals. Nonaccrual loan balances have increased, with a number of busines loans in the process of liquidation or workout. The total of loans past due ninety days or more have also increased, with the increase primarily in the business and commercial categories of the loan portfolio. Balances in other real estate have increased marginally. Collection efforts are underway with past due and nonaccrual loans, and the Company remains adequately secured. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2005 and 2004 follows:

                                                               2005        2004
                                                              -------     -------
Balance at January 1                                          $ 5,766     $ 5,497
Loans charged off                                                (374)       (499)
Recoveries credited to allowance                                   61         165
Provision charged to operations                                   625         566
                                                              -------     -------
Balance at June 30                                            $ 6,078     $ 5,729
                                                              =======     =======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2005 and 2004, and December 31, 2004.

                                     6/30/05     12/31/2004     6/30/04
                                    ---------    ----------    ---------
Business and commercial mortgage    $   5,196    $    5,036    $   4,901
Tax exempt                                  -             -            -
Residential mortgage                       13            20           52
Personal                                  762           710          707
Construction                                -             -            -
Unallocated                               107             -           69
                                    ---------    ----------    ---------
  Total                             $   6,078    $    5,766    $   5,729
                                    =========    ==========    =========

Loans to finance residential mortgages make up 13.4% of the portfolio at June 30, 2005, and are well-secured and have had historically low levels of net losses. That percentage continues to decline from prior periods, however, as loans have refinanced and many have been sold into the secondary market. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

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

DEPOSITS

Deposit growth continued during the second quarter of 2005, as total deposits increased at an annualized rate of 19.8%, and growth over the past twelve months was 9.9%. Short-term interest bearing accounts continue to be very popular with clients, while demand deposit continue to grow modestly. The Banks are experiencing renewed interest by consumers in certificates of deposit, and while clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in their market areas. The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2005 and 2004.

                                                           2005       2004
                                                           -----      -----
Noninterest bearing deposits                                15.1%      16.9%
Interest bearing deposits                                   84.9%      83.1%
                                                           -----      -----
    Total deposits                                         100.0%     100.0%
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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances were added during the second quarter of 2005.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at June 30, 2005. The following table shows the Company's capital ratios and ratio calculations at June 30, 2005 and 2004, and December 31, 2004. Dollars are shown in thousands.

                                                             Regulatory Guidelines           United Bancorp, Inc.
                                                            -----------------------   ---------------------------------
                                                             Adequate       Well      6/30/05    12/31/2004    6/30/04
                                                            ----------   ----------   --------   ----------   ---------
Tier 1 capital to average assets                               4%             5%           9.2%         9.3%        9.1%
Tier 1 capital to risk weighted assets                         4%             6%          11.3%        11.5%       11.5%
Total capital to risk weighted assets                          8%            10%          12.4%        12.7%       12.7%

Total shareholders' equity                                                            $ 65,125   $   62,224   $  59,410
Intangible assets                                                                       (3,469)      (3,469)     (3,469)
Disallowed servicing assets                                                                  -            -           -
Unrealized (gain) loss on securities available for sale                                    (82)         (99)        145
                                                                                      --------   ----------   ---------
    Tier 1 capital                                                                      61,574       58,656      56,086
Allowable loan loss reserves                                                             6,078        5,766       5,729
                                                                                      --------   ----------   ---------
    Tier 2 capital                                                                    $ 67,652   $   64,422   $  61,815
                                                                                      ========   ==========   =========

                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2005 was the best second quarter in the Company's history, surpassing the earnings of the second quarter of 2004 by 11.8%. At the same time, year to date earnings are up 7.9% from the same period in 2004. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income continues to increase quarter over quarter, as the Banks continue to benefit from asset growth. The Company's year to date yield on earning assets was up 43 basis points from the same period of 2004, while the Company's cost of funds increased from the six-month 2004 levels by 45 basis points, resulting in a reduction of tax equivalent spread of one basis point. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2005 and 2004.

                                                                      Six Months Ended June 30,
                                                 ------------------------------------------------------------------
dollars in thousands                                            2005                             2004
--------------------                             --------------------------------   -------------------------------
                                                   Average    Interest    Yield/     Average    Interest    Yield/
ASSETS                                             Balance      (b)      Rate (c)    Balance      (b)      Rate (c)
                                                 ----------   --------   --------   ---------   --------   --------
Interest earning assets (a)
Federal funds sold                               $    3,142   $     38       2.43%  $   4,124   $     20       0.95%
Taxable securities                                   73,601      1,042       2.83%     74,586      1,006       2.70%
Tax exempt securities (b)                            27,961        764       5.47%     29,784        870       5.85%
Taxable loans                                       510,077     16,408       6.43%    455,377     13,629       5.99%
Tax exempt loans (b)                                  3,247        102       6.30%      1,400         44       6.33%
                                                 ----------   --------              ---------   --------
      Total int. earning assets (b)                 618,028     18,354       5.94%    565,271     15,569       5.51%
Less allowance for loan losses                       (5,877)                           (5,619)
Other assets                                         59,365                            59,593
                                                 ----------                         ---------
TOTAL ASSETS                                     $  671,516                         $ 619,245
                                                 ==========                         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

NOW accounts                                     $  120,765        626       1.04%  $ 112,904        265       0.47%
Savings deposits                                    174,758      1,195       1.37%    176,094        736       0.84%
CDs $100,000 and over                                51,888        813       3.13%     33,865        514       3.04%
Other interest bearing deposits                     118,785      1,764       2.97%    105,738      1,449       2.74%
                                                 ----------   --------              ---------   --------
      Total int. bearing deposits                   466,196      4,398       1.89%    428,601      2,964       1.38%
Short term borrowings                                 3,770         59       3.11%      1,388          8       1.09%
Other borrowings                                     42,748        957       4.48%     41,840        954       4.56%
                                                 ----------   --------              ---------   --------
      Total int. bearing liabilities                512,714      5,414       2.11%    471,829      3,926       1.66%
                                                              --------                          --------
Noninterest bearing deposits                         86,120                            82,736
Other liabilities                                     8,720                             5,616
Shareholders' equity                                 63,962                            59,064
                                                 ----------                         ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $  671,516                         $ 619,245
                                                 ==========                         =========
Net interest income (b)                                         12,941                            11,643
                                                              --------                          --------
Net spread (b)                                                               3.83%                             3.84%
                                                                             ====                              ====
Net yield on interest earning assets (b)                                     4.19%                             4.12%
                                                                             ====                              ====
Tax equivalent adjustment on interest income                      (271)                             (303)
                                                              --------                          --------
Net interest income per income statement                      $ 12,670                          $ 11,340
                                                              ========                          ========
Ratio of interest earning assets to interest                                 1.21                              1.20
bearing liabilities                                                          ====                              ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)   Annualized

As noted from the data in the following table, interest income and expense for the first six months of 2005 increased from the same period of 2004, as net interest income improved by nearly $1.3 million. During that time, interest income and interest expense both increased as a result of volume and rate increases, with growth providing the biggest portion of the improvement. The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2005 and 2004 on a taxable equivalent basis, in thousands of dollars.

                                            2005 Compared to 2004                      2004 Compared to 2003
                                      ---------------------------------       ---------------------------------------
                                       Increase (Decrease) Due To: (a)            Increase (Decrease) Due To: (a)
                                      ---------------------------------       ---------------------------------------
                                      Volume        Rate         Net           Volume          Rate             Net
                                      ---------   --------     --------       --------       ---------        -------
Interest earned on:
  Federal funds sold                  $      (6)  $     25     $     19       $    (88)      $     (22)       $  (110)
  Taxable securities                        (13)        49           36            166            (342)          (176)
  Tax exempt securities                     (51)       (55)        (106)            13             (47)           (34)
  Taxable loans                           1,712      1,067        2,779          1,050          (1,178)          (128)
  Tax exempt loans                           58          -           58              2              (6)            (4)
                                      ---------   --------     --------       --------       ---------        -------
      Total interest income           $   1,700   $  1,086     $  2,786       $  1,143       $  (1,595)       $  (452)
                                      =========   ========     ========       ========       =========        =======

Interest paid on:
  NOW accounts                        $      20   $    341     $    361       $     53       $    (150)       $   (97)
  Savings deposits                           (6)       465          459             87            (200)          (113)
  CDs $100,000 and over                     282         17          299            125            (156)           (31)
  Other interest bearing deposits           188        127          315           (270)            (60)          (330)
  Short term borrowings                      25         26           51              6               1              7
  Other borrowings                           21        (18)           3             43             (83)           (40)
                                      ---------   --------     --------       --------       ---------        -------
      Total interest expense          $     530   $    958     $  1,488       $     44       $    (648)       $  (604)
                                      =========   ========     ========       ========       =========        =======
Net change in net interest
      income                          $   1,170   $    128     $  1,298       $  1,099       $    (947)       $   152
                                      =========   ========     ========       ========       =========        =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Total noninterest income in the second quarter of 2005 was $51,000 better than the second quarter of 2004, and was $250,000 higher than the first quarter of 2005. Compared to the first quarter of 2005, noninterest income is up 9.3%, with several categories contributing to the improvement. Service charges on deposits improved 13.2%, while income from loan sales & servicing increased 32.8%, reflecting renewed activity in the sale of mortgage loans in the secondary market. ATM, debit and credit card fee income continued to grow, and income from sale of nondeposit investment products improved 34.8%. Trust & Investment fee income continues to decline, as a result of lower market value of assets managed.

Year to date noninterest income is 3.8% above the same period of 2004, with most categories exhibiting improvement. The one notable exception is income from loan sales and servicing, which is down 18.9% from the first half of 2004, when consumer activity in mortgage refinancing was quite high. In addition, income on bank-owned life insurance is down from the first half of 2004 as long-term rates have declined.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. No write downs in mortgage servicing rights were required in 2005 or 2004.

NONINTEREST EXPENSES

Total noninterest expenses were up 6.5% during the second quarter of 2005, with the biggest increases in external data processing, advertising and marketing expenses. External data processing expenses relate primarily to the costs of ATM, debit card, credit card and merchant processing. Year to date, noninterest expenses are up 9.6% over the same period of 2004. Most categories of expense have increased somewhat, reflecting the continued growth of the Company. Staff additions to support that growth have caused increases in salaries and benefit costs, and increases in advertising and marketing expenses reflect a number of new initiatives for the Company for 2005.

FEDERAL INCOME TAX

The Company's effective tax rate was relatively unchanged from 2004 to 2005, at 27.4% for the first six months of 2005, compared to 27.3% for the second quarter of 2004.

NET INCOME

Improvements in net income for the second quarter of 2005 compared to the same period of 2004 have resulted primarily from increased net interest income, while noninterest income is up slightly and expenses have increased as a result of continued growth. While second quarter earnings are not the highest ever achieved, they represent the Company's best-ever second quarter earnings. Net income for the first six months of 2005 is 7.9% better than the same period of 2004, reflecting steady earnings growth for the Company.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" in United Bancorp, Inc.'s 2004 Annual Report on pages A-27 to A-30. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see Critical Accounting Policies on pages A-19 and A-20 in United Bancorp, Inc.'s 2004 Annual Report.

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

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended June 30, 2005 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2- CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its securities during the quarter ended June 30, 2005.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

There have been no defaults upon senior securities relevant to the requirements of this section during the quarter ended June 30, 2005.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 19, 2005. At that meeting, election of directors was the only matter submitted to a vote of the shareholders. There were 2,231,707 voting shares outstanding on April 19, 2005. The following directors were elected to three-year terms:

                                     Action            For            Against        Abstain
                                   ----------       ---------         -------        -------
John H. Foss                       re-elected       1,753,889         11,288            -
David S. Hickman                   re-elected       1,757,761          7,416            -
James G. Haeussler                    elected       1,763,810          1,367            -

Directors James D. Buhr, Joseph D. Butcko, George H. Cress, Robert K. Chapman, James C. Lawson, Donald J. Martin, David E. Maxwell and Kathryn M. Mohr hold terms that continue after the meeting. Director Patricia M. Garcia did not seek re-election at the expiration of her term, but contines as a Director of United Bank & Trust - Washtenaw.

No other matters were considered by shareholders at that meeting or at any other time during the quarter.

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

      Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2005.

      Report on Form 8-K filed April 19, furnishing in Items 2.02 and 7.01, thereof, information on quarterly results of operations for the quarter ended March 31, 2005.

      Report on Form 8-K filed June 13, furnishing in Items 8.01 thereof, information regarding the declaration of cash dividends.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED BANCORP, INC.
August 9, 2005

/S/ David S. Hickman
--------------------------------------------------
David S. Hickman
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ Dale L. Chadderdon
--------------------------------------------------
Dale L. Chadderdon
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

                                  Exhibit Index

Exhibit No.                     Description
-----------     -------------------------------------------------------------
31.1            Certification of principal executive officer pursuant to Rule
                13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securites Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.