Form 10-K/A
period 2004-12-31
UNITED BANCORP INC /MI/
filed 2005-09-29
CIK 775345

================================================================================

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

                                 Yes [ ] No [X]

Documents Incorporated By Reference:

Portions of the registrant's definitive 2005 Proxy Statement in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

================================================================================

                              UNITED BANCORP, INC.
                AMENDMENT NO. 1 TO THE ANNUAL REPORT OF FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 15, 2005 to directly include the information required by Items 7, 7A and 8 and 9 of Part II and Item 15 of Part IV of Form 10-K.

This Amendment does not reflect events occurring after the original filing of the Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. According this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

                                     PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on pages A-2 through A-20 hereof, and is incorporated by reference herein.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on pages A-14 through A-17 hereof, and is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained on pages A-22 through A-40 hereof, and is incorporated by reference herein.

             INDEX TO FINANCIAL STATEMENTS                           PAGE NO.
--------------------------------------------------------------       --------
Report of Independent Registered Public Accounting Firm               A-21

Consolidated Financial Statements
    Consolidated Balance Sheets                                       A-22
    Consolidated Statements of Income                                 A-23
    Consolidated Statements of Cash Flow                              A-24
    Consolidated Statements of Changes in Shareholders' Equity        A-25
    Notes to Consolidated Financial Statements                     A-26 -- A-40

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following documents are filed as a part of this report:

             INDEX TO FINANCIAL STATEMENTS                           PAGE NO.
---------------------------------------------------------------      --------
Report of Independent Registered Public Accounting Firm               A-21

Consolidated Financial Statements
    Consolidated Balance Sheets                                       A-22
    Consolidated Statements of Income                                 A-23
    Consolidated Statements of Cash Flow                              A-24
    Consolidated Statements of Changes in Shareholders' Equity        A-25
    Notes to Consolidated Financial Statements                     A-26 -- A-40

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

      Exhibits (continued)

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

      11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-28 and Note 19 on Page A-38 hereof.

      14 Registrant's Code of Business Conduct and Ethics as adopted December 9, 2003, filed as Exhibit 14 to registrant's Form 10-K filed on March 15, 2005 and incorporated herein by reference.

      21 Listing of Subsidiaries, filed as Exhibit 21 to registrant's Form 10-K filed on March 15, 2005 and incorporated herein by reference.

      23    Consent of BKD LLP, Independent Registered Public Accounting Firm

      24 Power of Attorney contained on the signature page of the Form 10-K filed on March 15, 2005.

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

                              UNITED BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

The Business of United Bancorp, Inc.                                   A-1

Management's Discussion and Analysis of Financial Condition and
  Results of Operations
    Executive Summary                                                  A-3
    Results of Operations                                              A-3
    Financial Condition                                                A-9
    Liquidity, Funds Management and Market Risk                       A-14
    Capital Resources                                                 A-17
    Contractual Obligations                                           A-17
    Prospective Accounting and Regulatory Changes                     A-18
    Critical Accounting Policies                                      A-19
    Forward-Looking Statements                                        A-20

Report of Independent Registered Public Accounting Firm               A-21

Consolidated Financial Statements
    Consolidated Balance Sheets                                       A-22
    Consolidated Statements of Income                                 A-23
    Consolidated Statements of Cash Flows                             A-24
    Consolidated Statements of Changes in Shareholders' Equity        A-25
    Notes to Consolidated Financial Statements                        A-26

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW").

In accordance with Rule 14a-3 (c) of the Securities Exchange Act of 1934 (the "Exchange Act"), the information contained in the narrative and tabular information and in the consolidated financial statements and notes thereto is provided solely for the information of shareholders and the Securities and Exchange Commission (the "Commission"). Such information shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A under the Exchange Act (except as provided in Rule 14a-3) or to the liabilities of Section 18 of the Exchange Act, unless, and only to the extent that, it is expressly incorporated by reference into the Form 10-K of the Company for its fiscal year ended December 31, 2004.

BACKGROUND

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

EXECUTIVE SUMMARY

Net income of the Company for 2004 improved over 2003 as a result of increased net interest income and reduced expenses, and in spite of declining noninterest income. Net interest income increased while spread and net interest margin declined, as balance sheet growth helped to offset declining margins. Noninterest income was down from 2003, with substantially all of this decline resulting from a significant reduction in income from the sale and servicing of mortgage loans in the secondary market. At the same time, increases in most other categories of noninterest income helped to offset much of this shortfall. The Company's provision for loan loss and other expenses were virtually flat from 2003.

The second half of 2004 was stronger than the first half of the year, as net interest income continued its steady improvement quarter over quarter. Noninterest income was relatively stable in the last three quarters of the year, and expenses were consistent between quarters. The chart below shows the trends of the major components of earnings for the four quarters of 2004.

in thousands of dollars, where appropriate     4th Qtr      3rd Qtr      2nd Qtr      1st Qtr
------------------------------------------     -------      -------      -------      -------
Net interest income before provision           $ 6,031      $ 5,926      $ 5,676      $ 5,664
Provision for loan losses                          253          229          304          262
Noninterest income                               2,771        2,797        2,898        2,544
Noninterest expense                              5,649        5,553        5,812        5,632
Federal income tax provision                       816          839          707          598
Net income                                     $ 2,084      $ 2,102      $ 1,751      $ 1,716
Return on average assets (a)                      1.27%        1.30%        1.13%        1.12%
Return on average shareholders' equity (a)       13.38%       13.80%       11.83%       11.71%
                                               =======      =======      =======      =======

------------
(a)   Annualized

RESULTS OF OPERATIONS

Earnings Summary and Key Ratios

Consolidated net income improved 3.6% over record levels achieved in 2003, with growth at United Bank & Trust - Washtenaw contributed significantly to that improvement. This percentage increase compares to an increase in 2003 of 3.5% over 2002 levels. Shifts in the yield curve caused the Company's net interest margin to tighten in spite of the asset-sensitive position of the balance sheet. This tightening was offset by strong growth in loans and deposits, and net interest income improved 4.3% over the prior year, following a decline in 2003 over 2002.

At the same time, noninterest income declined 6.9% from record levels achieved in 2003, as income from the sale and servicing of residential real estate mortgages in the secondary market declined. This reduction of income was offset in part by increases in other areas, as the diversity of the Company's earnings stream was evident. Expenses were down slightly from 2003, as was the provision for loan loss. The end result was an improvement in net income, while return ratios were not as strong as prior periods.

Return on average assets declined for the third year in a row, as the Company had to work harder to make money with its assets. The same situation has occurred with return on average equity, which declined in both 2003 and 2004. In each case, the reduced return ratios were the result of asset and equity growth that outpaced earnings growth. At the same time, book value per share and cash dividends per share continue to provide improving returns to shareholders.

The chart below shows trends in these and other ratios. All figures are adjusted to reflect stock dividends.

                                                                         5 Year
Performance Ratios                           2004     2003     2002      Average
--------------------------------------      ------   ------   ------     -------
Return on average assets                      1.21%     1.25%   1.28%     1.21%
Return on average shareholders' equity       12.72%    13.30%  14.02%    12.80%
Average equity to average total assets         9.5%      9.4%    9.2%
Dividend payout ratio                         42.0%     39.9%   39.5%
Book value per share                        $26.42   $ 24.56  $22.89
Cash dividends per share                    $1.364   $ 1.261  $1.212
                                            ======   =======  ======

Book value per share is based on shares outstanding at December 31 of 2,355,097 for 2004, 2,336,211 for 2003 and 2,331,528 for 2002 as adjusted for stock dividends. Dividends per share does not include contingently issuable shares, and is based on average adjusted shares outstanding of 2,352,347 for 2004, 2,334,002 for 2003 and 2,327,187 for 2002, as adjusted for stock dividends.

Net Interest Income

United Bancorp, Inc. derives the greatest portion of its income from net interest income. During the historically unique changes in interest rates during 2002, the Company benefited as its cost of funds decreased more quickly than did its yield on earning assets. As interest rates declined in 2002 and 2003, the Banks took the opportunity to lengthen the maturity of their liabilities, in preparation for future increases in interest rates. This had the impact of reducing net interest income in anticipation of rising rates in future periods.

While this strategy was basically sound, interest rates did not increase consistently across the yield curve, and the rising rates in 2004 have not improved net interest income as much as if the entire yield curve had shifted up. This resulted in tightening of tax equivalent interest spread and net interest margin, in spite of rising rates. However, continued growth of the Company's balance sheet offset this tightening, and net interest income increased 4.3% in 2004 over 2003, compared to a decline of 2.2% in the prior year.

Yields on earning assets declined from 5.79% in 2003 to 5.57% in 2004, with the greatest portion of that decline occurring in the loan portfolio. Cost of funds also declined, but tax equivalent spread moved from 3.91% in 2003 to 3.82% in 2004. Net interest margin experienced a similar decline, dropping from 4.23% in 2003 to 4.12% in 2004.

The table below provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have impacted the margin.

          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                      2004                           2003                          2002
                                            --------------------------   ----------------------------   ---------------------------
                                            Average             Yield/    Average              Yield/    Average             Yield/
Dollars in Thousands                        Balance   Interest   Rate     Balance    Interest   Rate     Balance   Interest   Rate
ASSETS                                      -------   --------  ------   --------    --------  ------   --------   --------  ------
Interest earning assets (a)
    Federal funds sold                      $  3,906   $    51   1.30%   $  19,287    $   214   1.11%   $ 10,975   $   175    1.60%
    Taxable securities                        75,755     2,058   2.72%      66,860      2,218   3.32%     64,210     2,789    4.34%
    Tax exempt securities (b)                 28,981     1,680   5.80%      30,672      1,791   5.84%     33,010     2,154    6.53%
    Taxable loans                            469,749    28,426   6.05%     424,719     27,138   6.39%    407,093    29,042    7.13%
    Tax exempt loans (b)                       1,387        92   6.63%       1,385         95   6.85%      1,649       125    7.55%
                                            --------   -------           ---------    -------           --------   -------
    Total interest
      earning assets (b)                     579,778   $32,306   5.57%     542,923    $31,456   5.79%    516,937   $34,285    6.63%
Cash and due from banks                       21,052                        17,959                        15,059
Premises and equipment, net                   14,232                        14,375                        14,840
Intangible assets                              3,469                         3,469                         3,469
Other assets                                  20,278                        14,823                         8,745
Unrealized gain on securities
    available for sale                           570                         1,434                         1,508
Allowance for loan losses                     (5,698)                       (5,256)                       (4,831)
                                            --------                     ---------                      --------
Total Assets                                $633,681                     $ 589,727                      $555,727
                                            ========                     =========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities
NOW accounts                                $115,140   $   696   0.60%   $ 100,809    $   633   0.63%   $ 90,495   $   848    0.94%
Savings deposits                             175,658     1,671   0.95%     164,959      1,614   0.98%    143,735     2,016    1.40%
CDs $100,000 and over                         38,853     1,138   2.93%      26,783      1,033   3.86%     29,886     1,394    4.66%
Other int. bearing deposits                  106,496     2,950   2.77%     120,966      3,358   2.78%    138,379     4,722    3.41%
                                            --------   -------           ---------    -------           --------   -------
Total int. bearing deposits                  436,147     6,455   1.48%     413,517      6,638   1.61%    402,495     8,980    2.23%
Short term borrowings                          2,447        38   1.55%         138          1   0.62%        533         8    1.41%
Other borrowings                              42,343     1,930   4.56%      38,265      1,869   4.88%     30,893     1,728    5.59%
                                            --------   -------           ---------    -------           --------   -------
Total int. bearing liab.                     480,937     8,423   1.75%     451,920      8,508   1.88%    433,921    10,716    2.47%
                                                       -------                        -------                      -------
Nonint. bearing deposits                      86,156                        75,511                        64,699
Other liabilities                              6,398                         6,735                         6,205
Shareholders' equity                          60,190                        55,561                        50,902
                                            --------                       -------                       ------
Total Liabilities and
    Shareholders' Equity                    $633,681                     $ 589,727                      $555,727
                                            ========                     =========                      ========
Net interest income (b)                                $23,884                        $22,948                      $23,569
                                                       =======                        =======                      =======
Net spread                                                       3.82%                          3.91%                         4.16%
Net yield on interest earning assets (b)                         4.12%                          4.23%                         4.56%
Ratio of interest earning assets to
    interest bearing liabilities                                 1.21                           1.20                          1.19

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

The following tables support the fact that the increase in net interest income during 2004 was a result of balance sheet growth, offset in part by changes in yields and rate. For the year, the net increase in net interest income as a result of changes in volume was 66% larger than the decline resulting from changes in rate.

These tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans, and changes are treated as volume variances.

                                        2004 compared to 2003               2003 compared to 2002
                                     Increase (decrease) due to:         Increase (decrease) due to:
                                  ---------------------------------   ---------------------------------
                                   Volume       Rate         Net       Volume       Rate         Net
In thousands of dollars           ---------   ---------   ---------   ---------   ---------   ---------
Interest earned on:
    Federal funds sold            $   (194)   $     31    $   (163)   $    104    $    (65)   $     39
    Taxable securities                 272        (433)       (161)        111        (681)       (570)
    Tax exempt securities              (98)        (12)       (110)       (146)       (218)       (364)
    Taxable loans                    2,776      (1,488)      1,288       1,219      (3,123)     (1,904)
    Tax exempt loans                     -          (3)         (3)        (19)        (11)        (30)
                                  --------    --------    --------    --------    --------    --------
      Total interest income       $  2,756    $ (1,905)   $    851    $  1,269    $ (4,098)   $ (2,829)

Interest expense on:
    NOW accounts                  $     87    $    (24)   $     63    $     88    $   (303)   $   (215)
    Savings deposits                   103         (46)         57         268        (670)       (402)
    Interest bearing CDs of
    100,000 or greater                 393        (288)        105        (135)       (226)       (361)
    Other int. bearing deposits       (401)         (6)       (407)       (550)       (814)     (1,364)
    Short term borrowings               34           3          37          (4)         (3)         (7)
    Other borrowings                   191        (130)         61         378        (237)        141
                                  --------    --------    --------    --------    --------    --------
      Total interest expense      $    407    $   (491)   $    (84)   $     45    $ (2,253)   $ (2,208)
                                  --------    --------    --------    --------    --------    --------
Net change in net
interest income                   $  2,349    $ (1,414)   $    935    $  1,224    $ (1,845)   $   (621)

Provision for Loan Losses

The Company's charge-offs within its loan portfolio increased in 2004, following a decline in 2003. At the same time, recoveries were up from 2003 levels. While 2004 net charge-offs of $779,000 were well above 2003 levels, they are slightly ahead of 2002 figures, during a period of strong loan growth. The provision for 2004 was consistent with the prior two years, and was just below 2003 levels. This provision provides for currently anticipated losses inherent in the current portfolio, and Management continues to evaluate its allocation methodology to assure that the Banks are adequately protected against these losses.

The Company has consistently low to moderate levels of nonperforming loans, and loan loss history continues to compare favorably to peers. The use of an independent loan review function for business loans and careful monitoring of loans by Management allows the Banks to maintain a high level of quality in their loan portfolios. These factors combine with the Company's level of residential real estate loans to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.

Noninterest Income

Total noninterest income declined 6.9% in 2004 over 2003. This follows increases of 18.2% and 15.7% in 2003 and 2002, respectively. Substantially all of this decline was a result of slowed activity in the sale of residential real estate loans in the secondary market, and that decline will be discussed further. The following table summarizes changes in noninterest income by category for 2004 and 2003, in thousands of dollars where appropriate.

Change in Categories of Noninterest Income

                                               2004        2003       Change      2002     Change
                                             --------    -------     -------    -------    ------
Service charges on deposit accounts          $ 2,774     $ 2,623        5.8%    $ 2,330     12.6%
Trust & Investment fee income                  3,754       3,104       20.9%      2,888      7.5%
Gains (losses) on securities transactions        (29)        105     -127.6%         15    600.0%
Loan sales and servicing                       1,222       2,988      -59.1%      2,001     49.3%
ATM, debit and credit card fee income          1,469       1,442        1.9%      1,386      4.0%
Sales of nondeposit investment products          721         751       -4.0%        786     -4.5%
Bank owned life insurance                        443         250       77.2%          -      0.0%
Other income                                     656         559       17.4%        593     -5.7%
                                             -------     -------     ------     -------    -----
  Total Noninterest Income                   $11,010     $11,822       -6.9%    $ 9,999     18.2%
                                             =======     =======     ======     =======    =====

Service charges on deposit accounts were up 5.8% in 2004, compared to an increase of 12.6% in 2003 and 8.4% in 2002 This is consistent with the fact that total deposits grew 5.4% during 2004, with short-term deposit products making up a larger portion of total deposits. Those categories of deposits generate fee income, while certificates of deposit do not. No significant changes were made in the Company's service charge structure during the year.

The Trust & Investment Group of UBT continues to provide a steady contribution to the Company's income statement, as fee income improves with the growth of the Department. 2004 was a particularly strong year, as fee income grew 20.9% over the prior year. Continued improving conditions in the financial markets began to be reflected in Trust fee income in 2003, and strong markets in 2004 combined with excellent growth to provide the earnings improvement for the year. At December 31, 2004, assets managed by the Department were $616.9 million, compared to $579.7 million at the end of 2003 and $483.4 million at the end of 2002. The Trust department implemented a small fee increase late in 2004, which provided minimal benefit to 2004 earnings. Future increases in Trust fee income are dependent on the growth of the Department and the market value of assets managed.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2003, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a greater proportion of those loans originated by the Banks being sold in the secondary market. This unprecedented activity in residential mortgages during 2003 resulted in record earnings from this source.

During 2004, this volume of residential mortgage origination and refinancing slowed, resulting in a considerable reduction in fees from the sale of those loans on the secondary market. Income from loan sales and servicing declined 59.1% in 2004 over 2003, following an increase of 49.3% in 2003 compared to 2002. As anticipated as a result of the slowdown in refinancing volume in 2004, the Company experienced improved fee income as the write-off of unamortized servicing rights declines with the slowing of the pace of refinancing within the residential real estate mortgage portfolios. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in

                                    Page A-7
mortgage servicing rights were required in 2004, 2003 or 2002 as a result of impairment or other reasons.

Income from the sale of nondeposit investment products is derived from the sale of investments and insurance products to clients, including credit, life and title insurance policies, annuities, mutual funds and other investment vehicles. This category of income continued its decline experienced in 2003, and reflects slower sales volumes of annuities and mutual fund products. The Company has also slowed its sales efforts in other insurance products, as a result of lower than anticipated sales volumes.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate seventeen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up slightly in 2004 over 2003, increasing 1.9%, compared to an increase of 4.0% from 2002 to 2003.

The increase in income from bank-owned life insurance in 2004 reflects a full year of income on BOLI purchased in 2003. Other noninterest income during the year consisted of income from various fee- based banking services, including sale of official checks, wire transfer fees, safe deposit box income and other fees. This category of noninterest income improved 17.4% from 2003 to 2004, following a decline of 5.7% from 2002 to 2003, with no one area contributing significantly more to the improvement. A portion of the decline in 2003 was temporary, and resulted from the move of three banking offices from UBT to UBTW during 2003. Fee income generated by clients of those three offices was down in 2003, as the Banks waived some fees in order to make the transition easier for clients. Those fee levels returned to more normal levels in 2004.

Overall, total noninterest income declined $812,000 from 2003 to 2004, with a reduction of $1.766 million in mortgage loan sales and servicing. This reflects the diversity of the Company's noninterest income sources, and Management anticipates continued improvement in the future as the sources of noninterest income remain fluid.

Noninterest Expense

The following table summarizes changes in noninterest expense by category for 2004 and 2003, in thousands of dollars where appropriate.

Change in Categories of Noninterest Expense

                                              2004        2003       Change      2002       Change
                                            --------    --------     ------    --------     ------
Salaries and employee benefits              $ 13,502    $ 13,672      -1.2%    $ 12,647       8.1%
Occupancy and equipment expense, net           4,019       3,927       2.3%       3,764       4.3%
External data processing                       1,125       1,208      -6.9%       1,161       4.0%
Advertising and marketing                        382         360       6.1%         553     -34.9%
Other expense                                  3,618       3,502       3.3%       3,519      -0.5%
                                            --------    --------      ----     --------     -----
  Total Noninterest Expense                 $ 22,646    $ 22,669      -0.1%    $ 21,644       4.7%
                                            ========    ========      ====     ========     =====

Total noninterest expenses were virtually flat in 2004, following growth of 4.7% in 2003. At the same time, total assets increased 6.7% from the end of 2003 to 2004. This increase in expenses at a rate lower than asset growth reflects in part the "growing into" overhead costs that resulted from the formation and operation of United Bank & Trust-Washtenaw. The company continues to emphasize cost controls, while continuing to make the expenditures necessary to remain competitive.

Salaries and benefits are the organization's largest single area of expense. During 2004, this category of expense declined 1.2% from 2003 levels, primarily reflecting significant decline in commissions paid during the year, as a result of the slowing of mortgage activity and the amounts paid to commissioned mortgage originators. Benefits costs continue to be a large contributor to personnel expense, but the amounts paid to co-workers for profit sharing bonuses and 401(k) profit sharing contributions declined in 2004 as the Company fell below its earnings targets.

Occupancy and equipment expense increased 2.3% in 2004, compared to an increase of 4.3% in 2003 and 6.7% in 2002. This modest increase reflects the fact that there were no significant additions to the Company's technology or office infrastructure in 2004 other than those required to maintain strategic position.

Advertising and marketing expenses increased 6.1% in 2004, following a decline of nearly $200,000 from 2002 to 2003. Other expenses were up 3.3% over 2003, with no significant items contributing to the increase in expenses in this area.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates                         2004       2003        2002
-------------------                      --------    --------    --------
Income before tax                        $ 10,613    $ 10,412    $ 10,069
Federal income tax                       $  2,960    $  3,024    $  2,934
Effective federal tax rate                   27.9%       29.0%       29.1%
                                         ========    ========    ========

The Company's effective federal tax rate for 2004 declined slightly from 2003. This reduction was primarily a result of a full year of income in 2004 from purchases of bank-owned life insurance at the Banks in mid-2003. In addition, tax credits from participation in low-income housing partnerships has helped reduce the Company's federal income taxes. Tax exempt income continues to be a significant factor in the tax calculation for the Company, due to the percentage of the investment portfolio carried in tax exempt municipal securities and loans. The Banks intend to continue to invest in these assets as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

FINANCIAL CONDITION

Securities

Dollars of loan growth in excess of net deposit growth resulted in a decline in the Company's securities portfolio during 2004. The makeup of the Company's investment portfolio continues to evolve with the growth of the Company, and the mix of the consolidated investment portfolio has continued to shift to meet liquidity and interest rate risk needs. On a consolidated basis, investment in tax exempt securities and corporate, asset backed and other securities declined, while investments held in U.S. Treasury and agency securities and mortgage backed agency securities have increased somewhat. The changes in the various categories of the portfolio are shown in the chart below.

Change in Categories of Securities Portfolio, in thousands of dollars          2004        2003
---------------------------------------------------------------------        --------    --------
U.S. Treasury and agency securities                                          $  1,762    $ 10,979
Mortgage backed agency securities                                               4,086       4,852
Obligations of states and political subdivisions                               (6,976)      4,425
Corporate, asset backed and other securities                                   (3,820)     (8,902)
                                                                             --------    --------
  Change in total securities                                                 $ (4,948)   $ 11,354
                                                                             ========    ========

These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities Portfolio at December 31,         2004        2003
---------------------------------------------------------        ------      ------
U.S. Treasury and agency securities                               41.0%       37.5%
Mortgage backed agency securities                                 21.7%       17.0%
Obligations of states and political subdivisions                  34.2%       39.1%
Corporate, asset backed and other securities                       3.1%        6.5%
                                                                 -----       -----
  Total securities                                               100.0%      100.0%
                                                                 =====       =====

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 14% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities valuable to the Banks, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2004 and 2003, in thousands of dollars.

Unrealized Gains and Losses in the Investment Portfolio            2004        2003      Change
-------------------------------------------------------           -------      ----      -------
U.S. Treasury and agency securities                               $ (268)      $ 90      $ (358)
Mortgage backed agency securities                                   (174)        43        (217)
Obligations of states and political subdivisions                     509        640        (131)
Corporate, asset backed and other securities                          84        107         (23)
                                                                  ------       ----      ------
Total investment securities                                       $  151       $880      $ (729)
                                                                  ======       ====      ======

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale.

Loans

The Company continues to be a significant provider of loans in its markets. As full service lenders, the Banks offer a variety of loan products in their markets. Loan growth exceeded 11% in 2004, as refinancing and sale of residential portfolio mortgages slowed. At the same time, business and personal loan volume continued to be strong. The chart below shows the percentage change in each category of the loan portfolio for 2004 and 2003.

Percentage Change in Categories of Loan Portfolio                               2004        2003
-------------------------------------------------                              ------      ------
Personal                                                                         5.5%       -1.0%
Business                                                                         8.6%       20.8%
Tax exempt                                                                     125.3%        4.2%
Residential mortgage                                                           -10.5%      -23.3%
Construction                                                                    94.4%       -4.0%
Total loans                                                                     11.2%        3.8%
                                                                               =====       =====

The volume of mortgage loans generated during 2003 and 2002 reached record levels. During this period, as a result of historically low interest rates available in the market, most residential mortgage clients chose fixed rate mortgage products. Since the Banks sell most of their fixed-rate mortgage loans on the secondary market, this increase in mortgage origination volume was not reflected on the Company's balance sheet. It was instead reflected in its portfolio of loans sold with servicing retained, resulting in improved fee income during the year.

That rate of reduction in the mortgage portfolio slowed in 2004, as rates began to rise and refinancing into loans sold into the secondary market decreased. In spite of that, the Company experienced a 10.5% reduction in portfolio residential mortgages in 2004, compared to a decline of 23.3% in 2003.

Construction loan activity increased significantly in 2004, following a decline in 2003. The percentage decline shown in the above table is as of December 31, which is typically a slower time for construction loans in Michigan. Construction loan volume reflects continued growth of the commercial mortgage and residential housing activity in the Company's market area. Residential construction loans will convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans will eventually be converted to commercial mortgages.

Personal loan balances grew in 2004, following a small decline in 2003, as consumer finance activity at commercial banks slowed. Activity in 2004 was in all categories of personal loans, but the largest growth was in home equity loans and lines of credit. Personal loans on the Company's balance sheet include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. In addition, personal lines of credit and home equity loans are included in this loan category.

Business loans also experienced excellent growth during 2004, although at a lower percentage increase than in 2003. Total loans outstanding to businesses increased 8.6% in 2004, compared to growth of 20.8% in the prior year. This growth in loans to commercial enterprises is derived from all of the markets the Banks serve, including significant contributions from the Ann Arbor and Dexter markets. Continued participation in tax exempt financing reflects continued involvement in funding local community expansion at local municipalities and school districts, reduced by normal amortizations of loan balances. Growth in this category of loans in 2004 was up significantly from that experienced in 2003.

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

The chart below shows the amount of nonperforming assets by category for each of the past five years.

Nonperforming Assets, in thousands of dollars       2004        2003       2002        2001         2000
---------------------------------------------      -------     -------    -------     -------      ------
Nonaccrual loans                                   $ 3,709     $ 3,635    $ 1,583     $ 1,084      $  889
Accruing loans past due 90 days or more              1,674         761        748       1,104         408
Troubled debt restructurings                             -           -          -         130         132
                                                   -------     -------    -------     -------      ------
  Total nonperforming loans                          5,383       4,396      2,331       2,318       1,429
Other real estate                                      844         593        467         179         544
                                                   -------     -------    -------     -------      ------
  Total nonperforming assets                       $ 6,227     $ 4,989    $ 2,798     $ 2,497      $1,973
                                                   =======     =======    =======     =======      ======
Percent of nonperforming loans to total loans         1.08%       0.98%      0.54%       0.61%       0.42%
                                                   =======     =======    =======     =======      ======
Percent of nonperforming assets to total assets       0.96%       0.82%      0.49%       0.48%       0.42%
                                                   =======     =======    =======     =======      ======

The Company's percentage of nonperforming loans to total loans increased from 2003 to 2004, primarily reflecting an increase in loan delinquency and assets held as other real estate. The increase in delinquent loans reflects the impact of a slowing economy on a few local small business clients. Of the delinquency amount shown, just under $600,000 reflects balances of one loan client that were paid current immediately following the end of the year. Other balances within that total include one business in the process of liquidation. That loan is well-collateralized, and no loss is expected. Collection efforts continue with all delinquent clients, to bring them back to performing status or to finish liquidation. The allowance for loan losses provides adequate allocation for loan losses that may result from shortfalls in these loans.. The balance of loans in nonaccrual status was relatively unchanged from 2003 to 2004. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy.

The amount listed in the previous table as other real estate reflects three properties that were acquired through foreclosure or in lieu of foreclosure. All are vacant and are for sale, and no significant loss on these properties is anticipated. Total dollars in this category have increased from 2003 levels, but remain relatively low as a percentage of assets.

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan Portfolio at December 31,          2004        2003
---------------------------------------------------         ------      ------
Personal                                                     14.9%       15.7%
Business                                                     56.1%       57.5%
Tax exempt                                                    0.7%        0.3%
Residential mortgage                                         15.3%       19.1%
Construction                                                 13.0%        7.4%
                                                            -----       -----
  Total loans                                               100.0%      100.0%
                                                            =====       =====

Loans to finance residential mortgages, including construction loans, make up 28.3% of the portfolio at year-end, compared to 26.5% at the end of 2003. This increase is primarily reflected in increases in commercial and residential construction loans, most of which will remain on the balance sheet of the Company, and some will be sold into the secondary market. Loans in this category are well-secured and have had historically low levels of net losses.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of its business loan portfolio. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans consist of approximately 59% of loans secured by nonfarm, nonresidential real estate. There are no other significant concentrations in the business loan portfolio. Further information concerning credit quality is contained in Note 6 of the Notes to Consolidated Financial Statements.

Deposits

Deposit totals increased more than $27 million in 2004, or 5.4% for the year, and total deposits increased 6.6% in 2003. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in its market area, including those new markets that the Company has entered in recent periods. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The following chart shows the percentage change in deposits by category for 2004 and 2003.

Percentage Change in Deposits by Category                       2004        2003
-----------------------------------------                       ----        ----
Noninterest bearing deposits                                    9.5%        8.6%
Interest bearing deposits                                       4.7%        6.2%
Total deposits                                                  5.4%        6.6%
                                                                ===         ===

The chart below shows the percentage makeup of the deposit portfolio in 2004 and 2003.

Percentage Breakdown of Deposit Portfolio as of December 31,               2004        2003
------------------------------------------------------------               -----       -----
Noninterest bearing deposits                                                16.2%       15.6%
Interest bearing deposits                                                   83.8%       84.4%
                                                                           -----       -----
  Total deposits                                                           100.0%      100.0%
                                                                           =====       =====

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2004 and 2003, and short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings, as detailed in Note 11 of the Notes to

Consolidated Financial Statements, served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the section below.

LIQUIDITY, FUNDS MANAGEMENT AND MARKET RISK

Liquidity

During 2004, the Company's cash and cash equivalents declined as a result of normal activities within the balance sheet and income statement. Throughout 2004, the Company participated in the federal funds market; at times as a provider of funds and at other times as a purchaser. Funding needs varied throughout the year, and overall, the Company's excess funds during 2004 were lower than in 2003. The Company averaged net federal funds sold of $1.535 million during 2004, compared to $19.287 million during 2003. These changes were primarily a result of timing differences between loan, investment and deposit growth.

Deposits increased by $27.3 million in 2004, and FHLB advances increased by $7.5 million. Net portfolio loans increased by $49.8 million, and total investments declined by $4.9 million. All of these changes contributed to the Company's reduction in excess funds.

The Banks monitor their liquidity position regularly, and are in compliance with regulatory guidelines for liquidity. The cash flows of the Company are relatively predictable. While loan and deposit cash flows are determined to a large extent by the actions of its clients, the Company is able to control its cash flows with regard to borrowings and investments. The Company has a number of liquidity sources other than deposits, including federal funds and other lines of credit with correspondent banks, securities available for sale, and lines of credit with the FHLB. Information concerning available lines is contained in Note 10 of the Notes to Consolidated Financial Statements.

Funds Management and Market Risk

The composition of the Company's balance sheet consists of investments in interest earning assets (loans and investment securities) that are funded by interest bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk.

Policies of the Company place strong emphasis on stabilizing net interest margin, with the goal of providing a sustained level of satisfactory earnings. The Funds Management, Investment and Loan policies provide direction for the flow of funds necessary to supply the needs of depositors and borrowers. Management of interest sensitive assets and liabilities is also necessary to reduce interest rate risk during times of fluctuating interest rates.

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. It results from differences in the maturities or timing of interest adjustments of the Company's assets, liabilities and off-balance-sheet instruments; from changes in the slope of the yield curve; from imperfect correlations in the adjustment of interest rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and from interest rate related options embedded in the Company's products such as prepayment and early withdrawal options.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions. Based on the results of the simulation model as of December 31, 2004, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points.

During 2004 and 2003, the Company increased its usage of long term fixed rate FHLB advances in order to lock in its cost of funds at historically low rates. In addition, the Company continued to be asset- sensitive in the twelve-month timeframe based on internal interest sensitivity measures.

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by the earlier of the contractual maturity or call dates as well as market and historical experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. Weighted average variable rates are based on current rates and indexes. The Company currently has no market sensitive instruments entered into for trading purposes and no off-balance-sheet interest rate swaps or caps. The information is in thousands of dollars as of December 31, 2004 and 2003.


                                                            FINANCIAL INSTRUMENTS AT DECEMBER 31, 2004
                              -----------------------------------------------------------------------------------------------------
                                                Principal Amount Maturing In:
                              --------------------------------------------------------------                                 Fair
                                 2005         2006         2007         2008         2009      Thereafter       Total        Value
                              ----------    ---------    ---------    ---------    ---------   ----------    ----------    --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
    Loans                     $   36,945    $  30,137    $  34,305    $  38,045    $  24,357   $   43,304    $  207,093    $209,926
    Avg Int. Rate                    6.6%         6.8%         7.0%         6.6%         6.7%         6.0%          6.6%
    Investments               $   40,490    $  26,461    $   7,931    $   2,868    $     877   $    7,784    $   86,411    $ 86,684
    Avg Int. Rate                    2.9%         2.9%         3.3%         4.4%         4.4%         5.0%          3.2%
Variable Rate:
    Loans                     $  105,868    $  44,543    $  16,997    $  15,553    $  21,270   $   85,574    $  289,805    $289,940
    Avg Int. Rate                    5.8%         5.5%         5.1%         4.8%         5.0%         6.4%          5.8%
    Investments               $    5,329    $   4,018    $   1,810    $   1,001    $     662   $    1,288    $   14,108    $ 13,984
    Avg Int. Rate                    3.0%         2.9%         3.2%         3.1%         3.1%         3.1%          3.0%
Other interest
    earning assets            $    3,118                                                                     $    3,118    $  3,118
Average interest rate                3.7%                                                                           3.7%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                                     $   85,598    $   85,598    $ 85,598
Savings & interest
    bearing demand            $  314,143                                                                     $  314,143    $314,143
Avg Int. Rate                        1.1%                                                                           1.1%
Time deposits                 $   55,272    $  40,630    $  23,169    $   4,708    $   6,358   $        -    $  130,137    $132,033
Avg Int. Rate                        2.8%         3.4%         3.6%         3.4%         4.0%         0.0%          3.2%
Fixed rate borrowings         $    1,568    $   8,011    $  20,339    $   8,929    $   3,000   $    1,000    $   42,847    $ 43,336
Avg Int. Rate                        3.8%         4.2%         5.0%         3.9%         2.9%         5.6%          4.4%
Other interest bearing
    liabilities               $    8,726                                                                     $    8,726    $  8,726
Average interest rate                2.4%                                                                           2.4%


                                                            FINANCIAL INSTRUMENTS AT DECEMBER 31, 2003
                              -----------------------------------------------------------------------------------------------------
                                                Principal Amount Maturing In:
                              --------------------------------------------------------------                                 Fair
                                 2004         2005         2006         2007         2008      Thereafter       Total        Value
                              ----------    ---------    ---------    ---------    ---------   ----------    ----------    --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
    Loans                     $   38,649    $  23,185    $  33,551    $  28,240    $  39,843   $   50,598    $  214,066    $219,867
    Avg Int. Rate                    7.2%         7.2%         7.0%         7.3%         6.7%         6.5%         6.9%
    Investments               $   56,858    $  18,903    $   8,560    $   2,747    $   3,068   $    8,823    $   98,959    $ 99,804
    Avg Int. Rate                    3.6%         2.9%         3.0%         3.2%         4.5%         4.9%          3.5%
Variable Rate:
    Loans                     $   78,593    $  28,537    $  23,385    $  12,347    $  13,961   $   75,930    $  232,753    $232,803
    Avg Int. Rate                    4.7%         4.5%         4.2%         4.0%         4.0%         6.5%          5.1%
    Investments               $    3,556    $   2,034    $     752    $      55    $       -   $        -    $    6,397    $  6,434
    Avg Int. Rate                    3.4%         3.6%         3.6%         5.1%         0.0%         0.0%          3.5%
Other interest
    earning assets            $    2,496                                                                     $    2,496    $  2,496
Average interest rate                4.6%                                                                           4.6%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                                     $   78,184    $   78,184    $ 78,184
Savings & interest
    bearing demand            $  310,571                                                                     $  310,571    $310,571
Avg Int. Rate                        0.7%                                                                           0.7%
Time deposits                 $   45,657    $  25,753    $  24,754    $  14,680    $   2,983   $        -    $  113,827    $117,921
Avg Int. Rate                        2.6%         3.9%         3.8%         4.2%         3.3%         0.0%          3.4%
Fixed rate borrowings         $      529    $   1,568    $   8,011    $  19,339    $   5,928   $        -    $   35,375    $ 36,795
Avg Int. Rate                        5.9%         4.0%         4.2%         5.1%         4.2%         0.0%          4.7%
Other interest bearing
    liabilities               $    8,076                                                                     $    8,076    $  8,076
Average interest rate                1.2%                                                                           1.2%

The Company's primary market risk exposure increased from 2003 to 2004, based on data supplied by its measurement systems. However, this market risk exposure is if rates decline further, which seems unlikely in the current rate environment. The Company's exposure to market risk is reviewed on a regular basis by the Funds Management Committee. The policy objective is to manage the Company's assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

The Funds Management Committee is also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committee is made up of senior members of management, and continually monitors the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

The Funds Management policy provides for a level of interest sensitivity which, Management believes, allows the Company to take advantage of opportunities within the market relating to liquidity and interest rate risk, allowing flexibility without subjecting the Company to undue exposure to risk. In addition, other measures are used to evaluate and project the anticipated results of Management's decisions.

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 2004. Loans and investments are categorized using the earlier of their scheduled payment, call, or repricing dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.

                                                                        INTEREST SENSITIVITY SUMMARY
                                                  --------------------------------------------------------------------------
                                                                                                       Over 10
In thousands of dollars                            0-3 Mo.      4-12 Mo.     1-5 Yrs     5-10 Yrs       Years       Total
------------------------------------------------  ---------    ---------    ---------    ---------    ---------    ---------
Securities                                        $  26,965    $  24,322    $  44,565    $   5,724    $   2,210    $ 103,786
Loans                                               217,714       48,149      193,348       27,825        9,862      496,898
                                                  ---------    ---------    ---------    ---------    ---------    ---------
    Total earning assets                          $ 244,679    $  72,471    $ 237,913    $  33,549    $  12,072    $ 600,684

Interest bearing deposits                         $ 333,687    $  39,570    $  71,023    $       -    $       -    $ 444,280
Other borrowings                                      8,726        1,568       40,279        1,000            -       51,573
                                                  ---------    ---------    ---------    ---------    ---------    ---------
    Total interest bearing liabilities            $ 342,413    $  41,138    $ 111,302    $   1,000    $       -    $ 495,853
                                                  ---------    ---------    ---------    ---------    ---------    ---------
Net asset (liability) interest
sensitivity exposure                              $ (97,734)   $  31,333    $ 126,611    $  32,549    $  12,072    $ 104,831

Cumulative net asset (liability) exposure         $ (97,734)   $ (66,401)   $  60,210    $  92,759    $ 104,831
Cumulative ratio of asset to liability exposure        0.71         0.83         1.12         1.19         1.21       to one
Cumulative exposure as a percent
of total assets                                       -15.0%       -10.2%         9.3%        14.3%        16.1%
                                                  =========    =========    =========    =========    =========    =========

CAPITAL RESOURCES

It is the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. The payout ratio for 2004 was 42.0%, compared to 39.9% for 2003. Cash dividends have resulted in a dividend yield of approximately 2.15% and 2.32% in 2004 and 2003, respectively. Five percent stock dividends were paid to shareholders in 2004 and 2003. The stock of the Company is traded locally over the counter, and demand consistently exceeds supply.

The ratios of average equity to average assets of the Banks and the Company increased in 2004 over 2003, as average capital grew at a faster pace than did average assets as a result of strong earnings. The Company's capital ratios exceed the levels required by its regulators, and Management continues to evaluate methods to optimize the high levels of equity of the Company. The table in Note 18 of the Notes to Consolidated Financial Statements details the capital ratios of the Company. The Company and UBT are considered to be well-capitalized and UBTW was categorized as adequately capitalized by the regulators.

The Company maintains a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include maintaining capital growth in relation to asset growth, and the retention of a portion of earnings to fund growth while providing a reasonable return to shareholders. Succession planning is in place for Management of the Company, in order to assure a smooth transition upon the announced retirement of Chairman and CEO David S. Hickman at the end of 2005.

CONTRACTUAL OBLIGATIONS

The following table details the Company's known contractual obligations at December 31, 2004, in thousands of dollars:

                                                         Payments due by period
                                          -------------------------------------------------------
                                                     Less than                          More than
Contractual Obligations                   Total       1 year     1-3 years   3-5 years   5 years
--------------------------------          --------   ---------   ---------   ---------  ---------
  Long term debt (FHLB advances)          $ 42,847   $   1,568   $  28,350   $  11,929  $   1,000
  Capital lease obligations                      -           -           -           -          -
  Operating lease arrangements               7,366         686       1,404       1,457      3,819
  Purchase agreements                            -           -           -           -          -
                                          --------   ---------   ---------   ---------  ---------
         Total                            $ 50,213   $   2,254   $  29,754   $  13,386  $   4,819

PROSPECTIVE ACCOUNTING AND REGULATORY CHANGES

In March 2004, the Emerging Issues Task Force (EITF) finalized and issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the Company for the year ended December 31, 2003. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. We are currently evaluating the effect of the recognition and measurement provisions of EITF 03-1. While our analysis is pending the FASB's revisions to EITF 03-1, the Company currently believe the adoption of EITF 03-1 will not result in a material impact on its results of operations or financial condition.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for the loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company's results of operations or financial condition.

In December, 2004, the FASB issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

Management is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but we currently believe the adoption of SFAS 123R will not result in a material impact on the Company's results of operations or financial condition.

Management is not aware of any other trends, events or uncertainties that are likely to have a material effect on the Company's liquidity, capital resources, or operations. In addition, Management is not aware of any current recommendations by regulatory authorities, other than those previously discussed, which would have such an effect.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," forecast, "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
United Bancorp, Inc. and Subsidiaries

[BKD LOGO]

Shareholders and Board of Directors
United Bancorp, Inc.
Tecumseh, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bancorp, Inc. internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2005 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

                                                            /s/ BKD, LLP

                                                                BKD, LLP
   Indianapolis, Indiana
   February 25, 2005

CONSOLIDATED BALANCE SHEETS
United Bancorp, Inc. and Subsidiaries

                                                                                           December 31,
                                                                                     -------------------------
In thousands of dollars                                                                2004             2003
-----------------------                                                              --------         --------
ASSETS
Cash and demand balances in other banks                                              $ 18,188         $ 21,425
Securities available for sale                                                         103,786          108,734

Loans held for sale                                                                     1,102               90
Portfolio loans                                                                       495,796          446,730
                                                                                     --------         --------
Total loans                                                                           496,898          446,820
Less allowance for loan losses                                                          5,766            5,497
                                                                                     --------         --------
Net loans                                                                             491,132          441,323

Premises and equipment, net                                                            13,147           14,036
Goodwill                                                                                3,469            3,469
Bank-owned life insurance                                                              10,694           10,250
Accrued interest receivable and other assets                                            9,935           10,536
                                                                                     --------         --------
TOTAL ASSETS                                                                         $650,351         $609,773
                                                                                     ========         ========

LIABILITIES
Deposits
     Noninterest bearing deposits                                                    $ 85,598         $ 78,184
     Interest bearing deposits                                                        444,280          424,399
                                                                                     --------         --------
Total deposits                                                                        529,878          502,583

Short term borrowings                                                                   8,726            8,076
Other borrowings                                                                       42,847           35,375
Accrued interest payable and other liabilities                                          6,676            6,356
                                                                                     --------         --------
TOTAL LIABILITIES                                                                     588,127          552,390
                                                                                     --------         --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock and paid in capital, no par value; 5,000,000 shares authorized,
 2,355,097 shares issued and outstanding in 2004 and 2,224,963 in 2003                 54,133           45,809
Retained earnings                                                                       7,992           10,994
Accumulated other comprehensive income, net of tax                                         99              580
                                                                                     --------         --------
TOTAL SHAREHOLDERS' EQUITY                                                             62,224           57,383
                                                                                     --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $650,351         $609,773
                                                                                     ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
United Bancorp, Inc. and Subsidiaries

                                                          For the years ended December 31,
                                                        -----------------------------------
In thousands of dollars, except per share data            2004          2003         2002
----------------------------------------------          --------      --------     --------
INTEREST INCOME
Loans                                                   $ 28,488      $ 27,202     $ 29,126
Securities
     Taxable                                               2,057         2,219        2,789
     Tax exempt                                            1,124         1,200        1,445
Federal funds sold                                            51           214          175
                                                        --------      --------     --------
Total interest income                                     31,720        30,835       33,535
                                                        --------      --------     --------

INTEREST EXPENSE
Deposits                                                   6,455         6,637        8,980
Short term borrowings                                         38             1            8
Other borrowings                                           1,930         1,869        1,728
                                                        --------      --------     --------
Total interest expense                                     8,423         8,507       10,716
                                                        --------      --------     --------
NET INTEREST INCOME                                       23,297        22,328       22,819
Provision for loan losses                                  1,048         1,069        1,105
                                                        --------      --------     --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       22,249        21,259       21,714
                                                        --------      --------     --------

NONINTEREST INCOME
Service charges on deposit accounts                        2,774         2,623        2,330
Trust & Investment fee income                              3,754         3,104        2,888
Gains (losses) on securities transactions                    (29)          105           15
Loan sales and servicing                                   1,222         2,988        2,001
ATM, debit and credit card fee income                      1,469         1,442        1,386
Sales of nondeposit investment products                      721           751          786
Income from bank-owned life insurance                        443           250            -
Other income                                                 656           559          593
                                                        --------      --------     --------
Total noninterest income                                  11,010        11,822        9,999
                                                        --------      --------     --------

NONINTEREST EXPENSE
Salaries and employee benefits                            13,502        13,672       12,647
Occupancy and equipment expense, net                       4,019         3,927        3,764
External data processing                                   1,125         1,208        1,161
Advertising and marketing                                    382           360          553
Other expense                                              3,618         3,502        3,519
                                                        --------      --------     --------
Total noninterest expense                                 22,646        22,669       21,644
                                                        --------      --------     --------
INCOME BEFORE FEDERAL INCOME TAX                          10,613        10,412       10,069
Federal income tax                                         2,960         3,024        2,934
                                                        --------      --------     --------
NET INCOME                                              $  7,653      $  7,388     $  7,135
                                                        ========      ========     ========

Basic earnings per share                                $   3.22      $   3.14     $   3.04
Diluted earnings per share                                  3.20          3.12         3.04
                                                        ========      ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
United Bancorp, Inc. and Subsidiaries

                                                                 For the years ended December 31,
                                                             ---------------------------------------
In thousands of dollars                                         2004           2003          2002
-----------------------                                      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $   7,653      $   7,388      $   7,135

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
  OPERATING ACTIVITIES
Depreciation and amortization                                    2,419          2,827          2,921
Provision for loan losses                                        1,048          1,069          1,105
(Gain) Loss on sale of loans                                      (957)        (3,318)        (2,242)
Proceeds from sales of loans originated for sale                66,928        205,844        144,697
Loans originated for sale                                      (66,983)      (194,743)      (143,642)
(Gain) Loss on securities transactions                              29           (105)           (15)
Gain on investment in bank owned life insurance                   (443)          (250)             -
(Gain) Loss on investment in limited partnership                    86            (87)             -
Change in accrued interest receivable and other assets           1,778           (475)          (322)
Change in accrued interest payable and other liabilities           329           (355)           721
                                                             ---------      ---------      ---------
Total adjustments                                                4,234         10,407          3,223
                                                             ---------      ---------      ---------
Net cash from operating activities                              11,887         17,795         10,358
                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
     Purchases                                                 (50,113)       (73,241)       (49,266)
     Sales                                                       4,626          6,358              -
     Maturities and calls                                       41,737         47,381         36,479
     Principal payments                                          7,255          6,109          5,537
Net increase in portfolio loans                                (51,328)       (24,895)       (51,725)
Net investment in bank owned life insurance                          -        (10,000)             -
Net premises and equipment expenditures                           (455)        (2,165)          (559)
                                                             ---------      ---------      ---------
Net cash from investing activities                             (48,278)       (50,453)       (59,534)
                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                          27,295         31,033         20,252
Net change in short term borrowings                                650          8,001           (944)
Principal payments on other borrowings                            (528)        (9,492)        (2,342)
Proceeds from other borrowings                                   8,000          3,000         32,200
Proceeds from common stock transactions                            880            262            363
Dividends paid                                                  (3,143)        (3,140)        (2,714)
                                                             ---------      ---------      ---------
Net cash from financing activities                              33,154         29,664         46,815
                                                             ---------      ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (3,237)        (2,994)        (2,361)
Cash and cash equivalents at beginning of year                  21,425         24,419         26,780
                                                             ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  18,188      $  21,425      $  24,419
                                                             =========      =========      =========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                $   8,373      $   8,673      $  10,887
Income tax paid                                                  2,450          2,800          3,050
Loans transferred to other real estate                           1,483            271            409

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2004, 2003, 2002

IN THOUSANDS OF DOLLARS,                                               Common          Retained
EXCEPT PER SHARE DATA                                   Shares        Stock (1)        Earnings         AOCI (2)          Total
------------------------                              ---------       --------         --------         -------         --------
Balance, January 1, 2002                              2,009,242       $ 33,579         $ 13,843         $   755         $ 48,177

Net income, 2002                                                                          7,135                            7,135
Other comprehensive income:
     Net change in unrealized gains (losses)
      on securities available for sale, net                                                                 526             526
                                                                                                                        --------
Total comprehensive income                                                                                                 7,661

Cash dividends declared, $1.212 per share                                                (2,821)                          (2,821)
Five percent stock dividend declared                    100,462          5,124           (5,124)                               -
Common stock transactions                                 5,061            228                                               228
Director and management deferred
 stock plans                                                               191              (56)                             135
                                                      ---------       --------         --------         -------         --------
Balance, December 31, 2002                            2,114,765       $ 39,122         $ 12,977         $ 1,281         $ 53,380

Net income, 2003                                                                          7,388                            7,388
Other comprehensive income:
     Net change in unrealized gains (losses)
      on securities available for sale, net                                                                (701)            (701)
                                                                                                                        --------
Total comprehensive income                                                                                                 6,687

Cash dividends declared, $1.261 per share                                                (2,946)                          (2,946)
Five percent stock dividend declared                    105,737          6,344           (6,344)                               -
Common stock transactions                                 4,461             46                                                46
Tax effect of options exercised                                             82                                                82
Director and management deferred
stock plans                                                                215              (81)                             134
                                                      ---------       --------         --------         -------         --------
Balance, December 31, 2003                            2,224,963       $ 45,809         $ 10,994         $   580         $ 57,383

Net income, 2004                                                                          7,653                            7,653
Other comprehensive income (loss):
     Net change in unrealized gains (losses)
     on securities available for sale, net                                                                 (481)            (481)
                                                                                                                        --------
Total comprehensive income                                                                                                 7,172

Cash dividends declared, $1.364 per share                                                (3,211)                          (3,211)
Five percent stock dividend declared                    111,776          7,321           (7,321)                               -
Common stock transactions                                18,358            615                                               615
Tax effect of options exercised                                            188                                               188
Director and management deferred
 stock plans                                                               200             (123)                              77
                                                      ---------       --------         --------         -------         --------
Balance, December 31, 2004                            2,355,097       $ 54,133         $  7,992         $    99         $ 62,224
                                                      =========       ========         ========         =======         ========

(1)   Includes Paid In Capital
(2)   Accumulated Other Comprehensive Income (Loss), Net of Tax

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Bancorp, Inc. ("Company") and its wholly owned subsidiaries, United Bank & Trust and United Bank & Trust - Washtenaw ("Banks"), after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including insurance, and trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, insurance and trust activities.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as affecting the disclosures provided. Actual results could differ from those estimates. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

SECURITIES

Securities available for sale consist of bonds and notes which might be sold prior to maturity. Securities classified as available for sale are reported at their fair values and the related net unrealized holding gain or loss is reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold.

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

LOANS

Loans that Management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loans are placed on non-accrual status at ninety days or more past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is

                                   Page A-26
increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loans are evaluated for impairment when payments are delayed or when the internal grading system indicates a substandard or doubtful classification.

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Banks' loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. The provisions for depreciation are computed principally by the straight line method, based on useful lives of ten to forty years for premises and three to eight years for equipment.

OTHER REAL ESTATE OWNED

Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2004 and 2003, other real estate owned totaled $844,000 and $593,000, and is included in other assets on the consolidated balance sheets.

GOODWILL

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

SERVICING RIGHTS

Servicing rights are recognized as assets for the allocated value of retained servicing on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates, remaining loan terms and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

LONG-TERM ASSETS

Long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to discounted amounts.

INCOME TAX

The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets.

EARNINGS PER SHARE

Amounts reported as earnings per share are based upon the weighted average number of shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2004, 2003 and 2002, the Company paid five percent stock dividends. Earnings per share, dividends per share and weighted average shares have been restated to reflect the stock dividends.

STOCK BASED COMPENSATION

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In thousands of dollars, except per share data                     2004         2003         2002
--------------------------------------------------------------  -----------  -----------  -----------
 Net income, as reported                                        $     7,653  $     7,388  $     7,135
  Less: Total stock-based employee compensation cost
    determined under the fair value based method, net of taxes          (70)         (86)         (96)
                                                                -----------  -----------  -----------
 Pro forma net income                                           $     7,583  $     7,302  $     7,039

 Earning per share:

   Basic      As reported                                       $      3.22  $      3.14  $      3.04
   Basic      Pro forma                                                3.19         3.10         3.00
   Diluted    As reported                                              3.20         3.12         3.04
   Diluted    Pro forma                                                3.17         3.08         2.99
                                                                ===========  ===========  ===========

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on the use of estimates and the subjective nature of the assumptions used, the information presented above may not be representative of the pro forma impact in future years.

STATEMENTS OF CASH FLOWS

For purposes of this Statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold. Federal funds are generally sold for one day periods. The Company reports

                                   Page A-28
net cash flows for client loan and deposit transactions, deposits made with other financial institutions, and short term borrowings with an original maturity of ninety days or less.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income
(loss). Other comprehensive income (loss) includes net unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of shareholders' equity.

INDUSTRY SEGMENT

The Company and its subsidiaries are primarily organized to operate in the banking industry. Substantially all revenues and services are derived from banking products and services in southeastern Michigan. While the Company's chief decision makers monitor various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one business segment.

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of client deposits in the Banks. The amounts of reserve and clearing balances required at December 31, 2004 and 2003 totaled approximately $25,000 and $25,000.

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2004 and 2003 are as follows, in thousands of dollars:

SECURITIES AVAILABLE FOR SALE                     Fair Value   Gains     Losses
------------------------------------------------  ----------  --------  --------
2004
U.S. Treasury and agency securities                $ 42,562   $      9  $   (277)
Mortgage backed agency securities                    22,530        103      (277)
Obligations of states and political subdivisions     35,492        586       (77)
Corporate, asset backed and other securities          3,202         84         -
                                                   --------   --------  --------
Total                                              $103,786   $    782  $   (631)
                                                   ========   ========  ========

2003
U.S. Treasury and agency securities                $ 40,800   $    132  $    (42)
Mortgage backed agency securities                    18,444        158      (115)
Obligations of states and political subdivisions     42,468        699       (59)
Corporate, asset backed and other securities          7,022        107         -
                                                   --------   --------  --------
Total                                              $108,734   $  1,096  $   (216)
                                                   ========   ========  ========

The Company's temporarily impaired investment securities as of December 31, 2004 and 2003 are shown below.

                              Less than 12 Months       12 Months or Longer               Total
                           -----------------------    ----------------------     ---------------------
In thousands of dollars    Fair Value      Losses     Fair Value      Losses     Fair Value   Losses
-------------------------  ----------     --------    ----------    --------     ----------   --------
2004
U.S. Treasury and agency
   securities                $ 33,638     $   (219)    $  4,837     $    (58)     $ 38,475    $   (277)
Mortgage backed agency
   securities                  10,099         (154)       8,038         (123)       18,137        (277)
Obligations of states and
   political subdivisions       7,938          (57)       4,178          (20)       12,116         (77)
                             --------     --------     --------     --------      --------    --------
Total                        $ 51,675     $   (430)    $ 17,053     $   (201)     $ 68,728    $   (631)
                             ========     ========     ========     ========      ========    ========

                               Less than 12 Months      12 Months or Longer             Total
                             ----------------------    --------------------    ---------------------
In thousands of dollars      Fair Value     Losses     Fair Value    Losses    Fair Value    Losses
-------------------------    ----------    --------    ----------    ------    ----------    -------
2003
U.S. Treasury and agency
   securities                 $  7,888     $    (42)        $-         $-       $  7,888     $   (42)
Mortgage backed agency
   securities                   13,372         (115)         -          -         13,372        (115)
Obligations of states and
   political subdivisions        6,805          (59)         -          -          6,805         (59)
                              --------     --------         --         --       --------     -------
Total                         $ 28,065     $   (216)        $-         $-       $ 28,065     $  (216)
                              ========     ========         ==         ==       ========     =======

Unrealized losses within the investment portfolio are temporary, as they are a result of market changes rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale.

Sales activities for securities for the years indicated are shown in the following table. All sales were of securities identified as available for sale.

In thousands of dollars           2004       2003        2002
-----------------------------   -------    -------       ----
Sales proceeds                  $ 4,626    $ 6,358        $-
Gross gains on sales                  -        105         -
Gross gains (losses) on calls       (29)         -        15

The fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars                  Fair Value
--------------------------------------   ----------
As of December 31, 2004
Due in one year or less                   $ 36,725
Due after one year through five years       55,647
Due after five years through ten years       6,086
Due after ten years                          2,126
Equity securities                            3,202
                                          --------
Total securities                          $103,786
                                          ========

Securities carried at $18,493,000 and $16,283,000 as of December 31, 2004 and 2003 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

NOTE 4 - LOANS

The table below shows total loans outstanding, including loans held for sale, at December 31. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars                      2004       2003
----------------------------------------   --------   --------
Personal                                   $ 74,142   $ 70,301
Business, including commercial mortgages    278,838    256,778
Tax exempt                                    3,325      1,476
Residential mortgage                         75,126     85,066
Residential mortgages held for sale           1,102         90
Construction                                 64,365     33,109
                                           --------   --------
Total loans                                $496,898   $446,820
                                           ========   ========

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $1,674,000 and $761,000. Non-accruing loans at December 31, 2004 and 2003 were $3,709,000 and $3,635,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars                       2004           2003          2002
                                            -------        -------       -------
Balance, January 1                          $ 5,497        $ 4,975       $ 4,571
Loans charged off                            (1,066)          (670)         (822)
Recoveries credited to allowance                287            123           121
Provision charged to operations               1,048          1,069         1,105
                                            -------        -------       -------
Balance, December 31                        $ 5,766        $ 5,497       $ 4,975
                                            =======        =======       =======

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars                                                       2004           2003           2002
                                                                            --------        -------       -------
Average investment in impaired loans                                        $  8,668        $ 4,283       $ 1,996
Interest income recognized on impaired loans                                     192            121            14
Interest income recognized on a cash basis                                       192            121            14

Balance of impaired loans at December 31                                    $ 10,045        $ 3,694       $ 1,896
     Portion for which no allowance for loan losses is allocated               2,668          1,059           817
     Portion for which an allowance for loan losses is allocated               7,377          2,635         1,079
     Portion of allowance for loan losses allocated to impaired loans          1,579            782           136
                                                                            ========        =======       =======

NOTE 6 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $256,357,000 and $255,757,000 at December 31, 2004 and 2003. The balance of loans serviced for others related to servicing rights that have been capitalized was $254,562,000 and $252,075,000 at December 31, 2004 and 2003.

No valuation allowance was considered necessary at December 31, 2004 and 2003. Unamortized cost of mortgage servicing rights for the years ended December 31 was as follows:

In thousands of dollars                      2004           2003           2002
                                            -------        -------       -------
Balance, January 1                          $ 1,832        $ 1,352       $ 1,100
Amount capitalized                              377          1,406           903
Amount amortized                               (389)          (926)         (651)
                                            -------        -------       -------
Balance, December 31                        $ 1,820        $ 1,832       $ 1,352
                                            =======        =======       =======

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,344,000 in 2004, $1,430,000 in 2003 and $1,693,000 in 2002. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars                      2004          2003
                                           --------      --------
Land                                       $  1,579      $  1,579
Buildings and improvements                   13,615        13,622
Furniture and equipment                      11,472        11,149
                                           --------      --------
Total cost                                   26,666        26,350
Less accumulated depreciation               (13,519)      (12,314)
                                           --------      --------
Premises and equipment, net                $ 13,147      $ 14,036
                                           ========      ========

On August 31, 2001, United Bank & Trust - Washtenaw entered into a ten-year lease agreement for its future main office premises. In 2003, that building was occupied by the Bank, and average annual payments are approximately $571,000.

NOTE 8 - GOODWILL

During 2002, the Company changed its methods of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 147. There was no impairment of goodwill in 2004, 2003 or 2002.

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars                                                          2004          2003
                                                                              ---------     ---------
Within one year                                                               $  55,272     $  45,657
Between one and two years                                                        40,630        25,753
Between two and three years                                                      23,168        24,754
Between three and four years                                                      4,708        14,680
Between four and five years                                                       6,359         2,983
More than five years                                                                  -             -
                                                                              ---------     ---------
Total time deposits                                                           $ 130,137     $ 113,827
                                                                              ---------     ---------
Interest bearing time deposits in denominations of $100,000 or more           $  40,057     $  30,946
                                                                              =========     =========

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $45.9 million from correspondent banks to purchase federal funds on a daily basis. There was $8.7 and $8.0 million of Fed Funds purchased outstanding at December 31, 2004 and 2003.

The Banks may also enter into sales of securities under agreements to repurchase (repurchase agreements). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $76,000 and $76,000 and the daily average of such agreements totaled $76,000 and $75,000. The balance outstanding at December 31, 2004 and 2003 was $76,000 and $76,000.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, noncallable advances from the Federal Home Loan Bank of Indianapolis totaling $42.8 million and $35.4 million at December 31, 2004 and 2003. As of December 31, 2004, the rates on the advances ranged from 2.96% to 6.18% with a weighted average rate of 4.45%. These advances are primarily collateralized by residential mortgage loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced. Interest payments are made monthly, with principal due annually and at maturity.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars                              2004          2003
----------------------------                       --------      --------
Within one year                                    $  1,568      $    529
Between one and two years                             8,011         1,568
Between two and three years                          20,339         8,011
Between three and four years                          8,929        19,339
Between four and five years                           3,000         5,928
More than five years                                  1,000             -
                                                   --------      --------
     Total                                         $ 42,847      $ 35,375
                                                   ========      ========

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of their clients. These financial instruments include commitments to make loans, unused lines of credit, and letters of credit. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Banks follow the same credit policy to make such commitments as is followed for loans and investments recorded in the consolidated financial statements. The Banks' commitments to extend credit are agreements at predetermined terms, as long as the client continues to meet specified criteria, with fixed expiration dates or termination clauses.

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

                                                 2004                         2003
                                        ----------------------       ----------------------
                                        Variable        Fixed        Variable        Fixed
In thousands of dollars                   Rate           Rate          Rate           Rate
-------------------------               --------       -------       --------       -------
Commitments to make loans               $ 18,290       $ 5,200       $ 17,661       $ 6,812
Unused lines of credit                    97,445         3,677         83,029         4,044
Standby letters of credit                  7,964             -          4,175             -
                                        ========       =======       ========       =======

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2004, the rates for amounts in the fixed rate category ranged from 5.13% to 7.30%.

In December 2001, United Bank & Trust ("UBT") entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2004 and 2003, the total recorded investment including the obligation to make additional future investments amounted to $2,208,000 and $2,371,000 and was included in other assets. As of December 31, 2004 and 2003, the obligation of UBT to the limited partnership amounted to $1,908,000 and $1,985,000 which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars                           2004           2003          2002
-----------------------                         -------        -------       -------
Current                                         $ 2,917        $ 2,822       $ 3,096
Deferred                                             43            202          (162)
                                                -------        -------       -------
Total income tax expense                        $ 2,960        $ 3,024       $ 2,934
                                                =======        =======       =======

The components of deferred tax assets and liabilities at December 31, are as follows:

In thousands of dollars                                             2004           2003
-----------------------                                            -------       -------
Deferred tax assets:
Allowance for loan losses                                          $ 1,851       $ 1,677
Deferred compensation                                                  494           435
Other                                                                  140           205
                                                                   -------       -------
Total deferred tax assets                                            2,485         2,317

                                                                    2004           2003
                                                                   -------       -------
Deferred tax liabilities:
Property and equipment                                                (451)         (574)
Mortgage servicing rights                                             (619)         (623)
Unrealized appreciation on securities available for sale               (51)         (299)
Other                                                                 (912)         (412)
                                                                   -------       -------
Total deferred tax liabilities                                      (2,033)       (1,908)
                                                                   -------       -------
Net deferred tax asset                                             $   452       $   409
                                                                   =======       =======

No valuation allowance was considered necessary at December 31, 2004 and 2003.

A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                            2004          2003           2002
-----------------------                                          -------        -------       -------
Income taxes at statutory rate of 34%                            $ 3,608        $ 3,540       $ 3,424
Non-taxable income, net of nondeductible interest expense           (387)          (411)         (499)
Income on non-taxable bank owned life insurance                     (151)           (85)            -
Affordable housing credit                                           (132)           (36)            -
Other                                                                 22             16             9
                                                                 -------        -------       -------
Total federal income tax                                         $ 2,960        $ 3,024       $ 2,934
                                                                 =======        =======       =======

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2003 was $35,744,000. During 2004, new and newly reportable loans to such related parties amounted to $19,392,000 and repayments amounted to $11,787,000, resulting in a balance at December 31, 2004 of $43,349,000. Related party deposits totaled $11,078,000 and $10,186,000 at December 31, 2004 and 2003.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. At December 31, 2004, $14.5 million of retained earnings of the Banks were available for distribution to the Company as dividends without prior regulatory approval. It is not the

                                   Page A-34
intent of Management to pay dividends in amounts which would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 25% of their compensation for 2004, 2003 and 2002. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. The expense for the plan for 2004, 2003 and 2002 was $791,000, $898,000 and $966,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. On that basis 2,615 shares in 2004, no shares in 2003 and 3,293 shares in 2002 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

DIRECTOR RETAINER STOCK PLAN

The Company maintains a deferred compensation plan designated as the Director Retainer Stock Plan. The plan provides eligible directors of the Company and the Banks with a means of deferring payment of retainers and certain fees payable to them for Board service. Under the Director Plan, any retainers or fees elected to be deferred under the plan by an eligible director ultimately will be payable in common stock at the time of payment.

SENIOR MANAGEMENT BONUS DEFERRAL STOCK PLAN

The Company maintains a deferred compensation plan designated as the Senior Management Bonus Deferral Stock Plan. The Management Plan has essentially the same purposes as the Director Plan discussed above and permits eligible employees of the Company and its affiliates to elect cash bonus deferrals and, after employment termination, to receive payouts in whole or in part in the form of common stock on terms substantially similar to those of the Director Plan.

STOCK OPTIONS

In 2000, Shareholders approved the Company's 1999 Stock Option Plan (the "1999 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 1999 Plan is in effect until the end of 2004. In 2004, Shareholders approved the Company's 2005 Stock Option Plan, which is effective January 1, 2005. The 1999 Plan was the only plan in effect during 2004.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the 1999 plan, options representing no more than 144,426 shares (adjusted for stock dividends declared) are to be made available to the plan. Options under this plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following table summarizes option activity for the 1999 plan, adjusted for stock dividends:

                                   Page A-35

                                               2004                       2003                          2002
                                    -------------------------   --------------------------    ---------------------------
                                                  Weighted                     Weighted                       Weighted
                                                   Average                      Average                       Average
                                    Options    Exercise Price   Options     Exercise Price    Options      Exercise Price
                                    -------    --------------   -------     --------------    -------      --------------
Balance, January 1                  102,403       $ 43.41        88,003        $ 40.64         71,247         $ 39.38
Options granted                      23,423         60.00        28,508          50.34         20,380           44.54
Options exercised                   (24,850)        40.25       (11,024)         38.31         (3,190)          38.05
Options forfeited                         -             -        (3,084)         46.42           (434)          37.61
                                    -------       -------       -------        -------        -------         -------
Balance, December 31                100,976       $ 48.04       102,403        $ 43.41         88,003         $ 40.64
                                    =======       =======       =======        =======        =======         =======
Options exercisable at year-end      53,142       $ 42.38        52,845        $ 39.94         33,664         $ 38.87

Weighted average fair value of
options granted during the year                   $  5.46                      $  3.74                        $  4.28
                                                  =======                      =======                        =======

The following table provides information regarding stock options under the plan at December 31, 2004:

                                                Options Outstanding                            Options Exercisable
                                ------------------------------------------------------    -----------------------------
                                                     Weighted             Weighted                         Weighted
                                  Number         Average Remaining        Average           Number          Average
Range of Exercise Prices        Outstanding      Contractual Life       Exercise Price    Exercisable    Exercise Price
------------------------        -----------      -----------------      --------------    -----------    --------------
$37.61 to $49.00                    72,461          6.75 Years              $ 43.58           51,637       $ 41.95
$49.01 to $60.00                    28,515          8.93 Years                59.37            1,505         57.15
                                   -------                                                    ------
Balance, December 31               100,976          7.37 Years              $ 48.04           53,142       $ 42.38
                                   =======          ==========              =======           ======       =======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2004           2003          2002
                                                ------         ------        ------
Dividend yield                                    2.15%          2.47%         2.68%
Expected life                                   5 years        5 years       5 years
Expected volatility                               8.88%          7.55%         7.74%
Risk-free interest rate                           3.05%          3.14%         4.22%
                                                ======         ======        ======

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,

                                                          2004                         2003
                                                 -----------------------     ------------------------
                                                 Carrying                     Carrying
In thousands of dollars                            Value      Fair Value        Value      Fair Value
-----------------------                          ---------    ----------     ----------    ----------
Financial Assets
     Cash and cash equivalents                   $  18,188    $   18,188     $   21,425    $   21,425
     Securities available for sale                 103,786       103,786        108,734       108,734
     Net loans                                     491,132       494,100        441,323       447,172
     Bank owned life insurance                      10,694        10,694         10,250        10,250
     Accrued interest receivable                     2,777         2,777          2,624         2,624

Financial Liabilities
     Total deposits                              $(529,878)   $ (531,774)    $ (502,583)   $ (506,676)
     Short term borrowings                          (8,726)       (8,726)        (8,076)       (8,076)
     Other borrowings                              (42,847)      (43,336)       (35,375)      (36,795)
     Accrued interest payable                         (622)         (622)          (571)         (571)
                                                 =========    ==========     ==========    ==========

                                   Page A-36

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

   Securities available for sale - Fair values for securities available for sale are based on quoted market prices, if available. If quoted values are not available, the estimated fair value is determined by using quoted market prices for similar securities.

   Net loans - The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax exempt loans which are prime related and for which rates adjust immediately or quarterly. The fair value for residential mortgage loans which are held for sale on the secondary market is the price offered by the secondary market purchaser. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

   Bank owned life insurance - The carrying value is a reasonable approximation of fair value.

   Total deposits - With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities.

   Short term borrowings - The carrying value is a reasonable approximation of fair value.

   Other borrowings - The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

   Off-balance-sheet financial instruments - Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

NOTE 18 - REGULATORY CAPITAL REQUIREMENTS

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

The Company and UBT were categorized as well-capitalized at year end 2004 and 2003 by their regulators. UBTW was categorized by its regulators as adequately capitalized at year end 2004 and well-capitalized at year end 2003. Management is not aware of any conditions or events that have

                                   Page A-37
occurred since year end that would change this classification. The following table shows the Company's and the Bank's capital ratios and the Company's amounts compared to regulatory requirements at year end, and the amounts by which the Company's capital, on a consolidated basis, exceeds regulatory requirements. Dollars are shown in thousands of dollars where appropriate.

                                                                                 Tier I Capital to:
                                                                             -------------------------   Total Capital to
                                                                             Average     Risk Weighted     Risk Weighted
                                                                              Assets        Assets            Assets
                                                                             -------     -------------   ----------------
Regulatory Minimum for Capital Adequacy (1)                                      4.0%           4.0%             8.0%
Regulatory Minimum to be Well Capitalized (2)                                    5.0%           6.0%            10.0%

As of December 31, 2004
    United Bancorp, Inc. (consolidated)                                          9.3%          11.5%            12.7%
    United Bank & Trust                                                          8.8%          12.1%            13.2%
    United Bank & Trust - Washtenaw                                              8.2%           9.0%            10.0%

    United Bancorp, Inc. consolidated equity                                 $58,656        $58,656          $64,422
    Regulatory requirement for minimum capital adequacy (1)                   25,347         20,345           40,690
                                                                             -------        -------          -------
        Capital in excess of regulatory minimums                             $33,309        $38,311          $23,732
                                                                             =======        =======          =======

As of December 31, 2003
    United Bancorp, Inc. (consolidated)                                          9.1%          11.7%            12.8%
    United Bank & Trust                                                          8.6%          11.8%            13.1%
    United Bank & Trust - Washtenaw                                              8.9%          10.8%            11.9%

    United Bancorp, Inc. consolidated equity                                 $53,151        $53,151          $58,591
    Regulatory requirement for minimum capital adequacy (1)                   23,589         18,239           36,478
                                                                             -------        -------          -------
        Capital in excess of regulatory minimums                             $29,562        $34,912          $22,113
                                                                             =======        =======          =======

(1) Represents minimum required to be considered adequately capitalized under Federal regulatory requirements.

(2) Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.

NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data                               2004           2003          2002
--------------------------------------------------                        ----------     ----------    ----------
Net income                                                                $    7,653     $    7,388    $    7,135

Basic earnings per share:
     Weighted average common shares outstanding                            2,352,347      2,334,002     2,327,186
     Weighted average contingently issuable shares                            21,579         19,585        16,868
                                                                          ----------     ----------    ----------
                                                                           2,373,926      2,353,587     2,344,054

        Basic earnings per share                                          $     3.22     $     3.14    $     3.04
                                                                          ----------     ----------    ----------

Diluted earnings per share:
     Weighted average common shares outstanding
      from basic earnings per share                                        2,373,926      2,353,587     2,344,054
     Dilutive effect of stock options                                         18,024         16,173         6,509
                                                                          ----------     ----------    ----------
                                                                           2,391,950      2,369,760     2,350,563

        Diluted earnings per share                                        $     3.20     $     3.12    $     3.04
                                                                          ==========     ==========    ==========

Stock options for 3,000 and 1,000 shares of common stock were not considered in computing diluted earnings per share for 2003 and 2002 because they were not dilutive. No options were excluded from the computation in 2004, as all options were dilutive.

                                   Page A-38

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

In thousands of dollars                                                        2004           2003           2002
                                                                              ------         ------         -----
Unrealized gains (losses) and on securities available for sale                $ (758)        $ (957)        $ 812
Reclassification for realized amount included in income                           29           (105)          (15)
                                                                              ------         ------         -----
     Other comprehensive income (loss) , before tax effect                      (729)        (1,062)          797
Tax expense (benefit)                                                           (248)          (361)          271
                                                                              ------         ------         -----
     Other comprehensive income (loss)                                        $ (481)        $ (701)        $ 526
                                                                              ======         ======         =====

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS                                                                        December 31,
                                                                                           ----------------------
In thousands of dollars                                                                      2004          2003
                                                                                           --------      --------
ASSETS
Cash and cash equivalents                                                                  $      7      $    110
Investment in subsidiaries                                                                   60,011        57,036
Other assets                                                                                  3,045           989
                                                                                           --------      --------
TOTAL ASSETS                                                                               $ 63,063      $ 58,135
                                                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                                $    839      $    752
Shareholders' equity                                                                         62,224        57,383
                                                                                           --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 63,063      $ 58,135
                                                                                           ========      ========

CONDENSED STATEMENTS OF INCOME                                                 For the years ended December 31,
                                                                             ------------------------------------
In thousands of dollars                                                        2004          2003          2002
                                                                             -------       --------      --------
INCOME
Dividends from subsidiaries                                                  $ 4,325       $ 10,283      $  2,549
Other income                                                                      11              5             2
                                                                             -------       --------      --------
TOTAL INCOME                                                                   4,336         10,288         2,551

TOTAL NONINTEREST EXPENSE                                                        231            215           123
                                                                             -------       --------      --------
Income before undistributed net income of subsidiaries
and income taxes                                                               4,105         10,073         2,428
Income tax benefit                                                               (75)           (71)          (41)
                                                                             -------       --------      --------
Net income before undistributed net income of subsidiaries                     4,180         10,144         2,469
Equity in undistributed (excess distributed) net income
of subsidiaries                                                                3,473         (2,756)        4,666
                                                                             -------       --------      --------
NET INCOME                                                                     7,653          7,388         7,135
Net change in unrealized gains on securities available for sale                 (481)          (701)          526
                                                                             -------       --------      --------
Other comprehensive income (loss)                                               (481)          (701)          526
                                                                             -------       --------      --------
COMPREHENSIVE INCOME                                                         $ 7,172       $  6,687      $  7,661
                                                                             =======       ========      ========

                                    Page A-39

CONDENSED STATEMENTS OF CASH FLOWS                                             For the years ended December 31,
                                                                             ------------------------------------
In thousands of dollars                                                        2004          2003          2002
                                                                             -------       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $ 7,653       $  7,388      $  7,135
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     FROM OPERATING ACTIVITIES
(Undistributed) excess distributed net income of subsidiaries                 (3,473)         2,756        (4,666)
Change in other assets                                                        (1,858)           272           (53)
Change in other liabilities                                                       19              3             -
                                                                             -------       --------      --------
Total adjustments                                                             (5,312)         3,031        (4,719)
                                                                             -------       --------      --------
Net cash from operating activities                                             2,341         10,419         2,416
                                                                             -------       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                                       (181)           (40)         (108)
Investments in subsidiaries                                                        -         (7,500)            -
                                                                             -------       --------      --------
Net cash from investing activities                                              (181)        (7,540)         (108)
                                                                             -------       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock transactions                                          880            262           363
Dividends paid                                                                (3,143)        (3,140)       (2,714)
                                                                             -------       --------      --------
Net cash from financing activities                                            (2,263)        (2,878)       (2,351)
                                                                             -------       --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (103)             1           (43)
Cash and cash equivalents at beginning of year                                   110            109           152
                                                                             -------       --------      --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $     7       $    110      $    109
                                                                             =======       ========      ========

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

                                                                                              Earnings Per Share
In thousands of dollars,                        Interest  Net Interest         Net           --------------------
except per share data                            Income      Income          Income          Basic        Diluted
---------------------                           --------  ------------       -------         ------       -------
2004
     First Quarter                              $  7,612    $  5,664         $ 1,716         $ 0.72       $  0.72
     Second Quarter                                7,654       5,676           1,751           0.74          0.73
     Third Quarter                                 8,082       5,926           2,103           0.88          0.88
     Fourth Quarter                                8,372       6,031           2,083           0.88          0.87
                                                --------    --------         -------         ------       -------
     Full Year                                  $ 31,720    $ 23,297         $ 7,653         $ 3.22       $  3.20

2003
     First Quarter                              $  7,963    $  5,631         $ 1,783         $ 0.76       $  0.76
     Second Quarter                                7,750       5,553           1,702           0.72          0.72
     Third Quarter                                 7,603       5,565           2,066           0.88          0.88
     Fourth Quarter                                7,519       5,579           1,837           0.78          0.76
                                                --------    --------         -------         ------       -------
     Full Year                                  $ 30,835    $ 22,328         $ 7,388         $ 3.14       $  3.12
                                                ========    ========         =======         ======       =======

                                    Page A-40

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      United Bancorp, Inc.

      /S/ David S. Hickman                                  September 29, 2005
     ----------------------------------                             Date
      David S. Hickman, Chairman and
      Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 26, 2005.

/s/ *                                              /s/ *
--------------------------------------             ----------------------------
James D. Buhr, Director                            Patricia M. Garcia, Director

/s/ *                                              /s/ *
--------------------------------------             ----------------------------
Joseph D. Butcko, Director                         James C. Lawson, Director

/s/ *                                              /s/ *
--------------------------------------             ----------------------------
Robert K. Chapman, Director, President             Donald J. Martin, Director

/s/ *                                              /s/ *
--------------------------------------             ----------------------------
George H. Cress, Director                          David E. Maxwell, Director

/s/ *                                              /s/ *
--------------------------------------             ----------------------------
John H. Foss, Director                             Kathryn M. Mohr, Director

    * /s/ Dale L. Chadderdon
     --------------------------------------
      Dale L. Chadderdon, Attorney in Fact

/s/ David S. Hickman                               /s/ Dale L. Chadderdon
-------------------------------------------        ----------------------------
David S. Hickman (Principal                        Dale L. Chadderdon (Principal
Executive Officer) Director, Chairman              Financial Officer) Executive
and Chief Executive Officer                        Vice President & Chief
                                                   Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION                                                  PAGE NO.
------------        ------------------------------------------------------------------------                --------
Exhibit 23          Consent of Independent Registered Public Accounting Firm                                    7

Exhibit 31.1        Certification of Principal Executive Officer                                                8

Exhibit 31.2        Certification of Principal Financial Officer                                                9

Exhibit 32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to                   10
                    Section 906 of the Sarbanes-Oxley Act of 2002.