Form 10-K/A
period 2004-12-31
UNITED BANCORP INC /MI/
filed 2005-10-14
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN
(State or other jurisdiction of                          38-2606280
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

                              UNITED BANCORP, INC.
                AMENDMENT NO. 2 TO THE ANNUAL REPORT OF FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on March 15, 2005 to directly include the information required by Items 7, 7A and 8 and 9 of Part II and Item 15 of Part IV of Form 10-K.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained on pages A-22 through A-40 hereof, and is incorporated by reference herein.

                   INDEX TO FINANCIAL STATEMENTS                       PAGE NO.
                   -----------------------------                      ----------
Report of Independent Registered Public Accounting Firm                  A-21

Consolidated Financial Statements
   Consolidated Balance Sheets                                           A-22
   Consolidated Statements of Income                                     A-23
   Consolidated Statements of Cash Flow                                  A-24
   Consolidated Statements of Changes in Shareholders' Equity            A-25
   Notes to Consolidated Financial Statements                         A-26--A-40

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. The following documents are filed as a part of this report:

                   INDEX TO FINANCIAL STATEMENTS                       PAGE NO.
                   -----------------------------                      ----------
Report of Independent Registered Public Accounting Firm                  A-21

Consolidated Financial Statements
   Consolidated Balance Sheets                                           A-22
   Consolidated Statements of Income                                     A-23
   Consolidated Statements of Cash Flow                                  A-24
   Consolidated Statements of Changes in Shareholders' Equity            A-25
   Notes to Consolidated Financial Statements                         A-26--A-40

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

  11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-29 and Note 19 on Page A-39 hereof.

  14   Registrant's Code of Business Conduct and Ethics as adopted December 9,
       2003, filed as Exhibit 14 to registrant's Form 10-K filed on March 15,
       2005 and incorporated herein by reference.

  21   Listing of Subsidiaries, filed filed as Exhibit 21 to registrant's Form
       10-K filed on March 15, 2005 and incorporated herein by reference.

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

In thousands of dollars, where appropriate   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
------------------------------------------   -------   -------   -------   -------
Net interest income before provision         $6,031    $5,926    $5,676    $5,664
Provision for loan losses                       253       229       304       262
Noninterest income                            2,771     2,797     2,898     2,544
Noninterest expense                           5,649     5,553     5,812     5,632
Federal income tax provision                    816       839       707       598
Net income                                   $2,084    $2,102    $1,751    $1,716
Return on average assets (a)                   1.27%     1.30%     1.13%     1.12%
Return on average shareholders' equity (a)    13.38%    13.80%    11.83%    11.71%

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

The chart below shows trends in these and other ratios. All figures are adjusted to reflect stock dividends.

                                                                     5 Year
Performance Ratios                        2004     2003     2002    Average
------------------                       ------   ------   ------   -------
Return on average assets                   1.21%    1.25%    1.28%    1.21%
Return on average shareholders' equity    12.72%   13.30%   14.02%   12.80%
Average equity to average total assets      9.5%     9.4%     9.2%
Dividend payout ratio                      42.0%    39.9%    39.5%
Book value per share                     $26.42   $24.56   $22.89
Cash dividends per share                 $1.364   $1.261   $1.212

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


          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                           2004                        2003                        2002
                               ---------------------------  --------------------------  --------------------------
                                Average             Yield/   Average            Yield/   Average            Yield/
Dollars in Thousands            Balance   Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
--------------------           ---------  --------  ------  --------  --------  ------  --------  --------  ------
ASSETS

Interest earning assets (a)
   Federal funds sold          $  3,906    $    51   1.30%  $ 19,287   $   214   1.11%  $ 10,975   $   175   1.60%
   Taxable securities            75,755      2,058   2.72%    66,860     2,218   3.32%    64,210     2,789   4.34%
   Tax exempt securities (b)     28,981      1,680   5.80%    30,672     1,791   5.84%    33,010     2,154   6.53%
   Taxable loans                469,749     28,426   6.05%   424,719    27,138   6.39%   407,093    29,042   7.13%
   Tax exempt loans (b)           1,387         92   6.63%     1,385        95   6.85%     1,649       125   7.55%
                               --------    -------          --------   -------          --------   -------
   Total interest
      earning assets (b)        579,778    $32,306   5.57%   542,923   $31,456   5.79%   516,937   $34,285   6.63%
Cash and due from banks          21,052                       17,959                      15,059
Premises and equipment, net      14,232                       14,375                      14,840
Intangible assets                 3,469                        3,469                       3,469
Other assets                     20,278                       14,823                       8,745
Unrealized gain on securities
   available for sale               570                        1,434                       1,508
Allowance for loan losses        (5,698)                      (5,256)                     (4,831)
                               --------                     --------                    --------
Total Assets                   $633,681                     $589,727                    $555,727
                               ========                     ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities
NOW accounts                   $115,140    $   696   0.60%  $100,809   $   633   0.63%  $ 90,495   $   848   0.94%
Savings deposits                175,658      1,671   0.95%   164,959     1,614   0.98%   143,735     2,016   1.40%
CDs $100,000 and over            38,853      1,138   2.93%    26,783     1,033   3.86%    29,886     1,394   4.66%
Other int. bearing deposits     106,496      2,950   2.77%   120,966     3,358   2.78%   138,379     4,722   3.41%
                               --------    -------          --------   -------          --------   -------
Total int. bearing deposits     436,147      6,455   1.48%   413,517     6,638   1.61%   402,495     8,980   2.23%
Short term borrowings             2,447         38   1.55%       138         1   0.62%       533         8   1.41%
Other borrowings                 42,343      1,930   4.56%    38,265     1,869   4.88%    30,893     1,728   5.59%
                               --------    -------          --------   -------          --------   -------
Total int. bearing liab.        480,937      8,423   1.75%   451,920     8,508   1.88%   433,921    10,716   2.47%
                                           -------                     -------                     -------
Nonint. bearing deposits         86,156                       75,511                      64,699
Other liabilities                 6,398                        6,735                       6,205
Shareholders' equity             60,190                       55,561                      50,902
                               --------                     --------                    --------
Total Liabilities and
   Shareholders' Equity        $633,681                     $589,727                    $555,727
                               ========                     ========                    ========
Net interest income (b)                    $23,884                     $22,948                     $23,569
                                           =======                     =======                     =======
Net spread                                           3.82%                       3.91%                       4.16%
Net yield on interest earning
   assets (b)                                        4.12%                       4.23%                       4.56%
Ratio of interest earning
   assets to interest bearing
   liabilities                                       1.21                        1.20                        1.19

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

                                       2004 compared to 2003         2003 compared to 2002
                                    Increase (decrease) due to:   Increase (decrease) due to:
                                    ---------------------------   ---------------------------
In thousands of dollars              Volume     Rate      Net     Volume     Rate      Net
-----------------------              ------   -------   ------    ------   -------   -------
Interest earned on:
   Federal funds sold                $ (194)  $    31   $ (163)   $  104   $   (65)  $    39
   Taxable securities                   272      (433)    (161)      111      (681)     (570)
   Tax exempt securities                (98)      (12)    (110)     (146)     (218)     (364)
   Taxable loans                      2,776    (1,488)   1,288     1,219    (3,123)   (1,904)
   Tax exempt loans                      --        (3)      (3)      (19)      (11)      (30)
                                     ------   -------   ------    ------   -------   -------
      Total interest income          $2,756   $(1,905)  $  851    $1,269   $(4,098)  $(2,829)

Interest expense on:
   NOW accounts                      $   87   $   (24)  $   63    $   88   $  (303)  $  (215)
   Savings deposits                     103       (46)      57       268      (670)     (402)
   Interest bearing CDs of
      100,000 or greater                393      (288)     105      (135)     (226)     (361)
   Other int. bearing deposits         (401)       (6)    (407)     (550)     (814)   (1,364)
   Short term borrowings                 34         3       37        (4)       (3)       (7)
   Other borrowings                     191      (130)      61       378      (237)      141
                                     ------   -------   ------    ------   -------   -------
      Total interest expense         $  407   $  (491)  $  (84)   $   45   $(2,253)  $(2,208)
                                     ------   -------   ------    ------   -------   -------
Net change in net interest income    $2,349   $(1,414)  $  935    $1,224   $(1,845)  $  (621)

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

Change in Categories of Noninterest Income

                                              2004      2003    Change    2002    Change
                                            -------   -------   ------   ------   ------
Service charges on deposit accounts         $ 2,774   $ 2,623      5.8%  $2,330    12.6%
Trust & Investment fee income                 3,754     3,104     20.9%   2,888     7.5%
Gains (losses) on securities transactions       (29)      105   -127.6%      15   600.0%
Loan sales and servicing                      1,222     2,988    -59.1%   2,001    49.3%
ATM, debit and credit card fee income         1,469     1,442      1.9%   1,386     4.0%
Sales of nondeposit investment products         721       751     -4.0%     786    -4.5%
Bank owned life insurance                       443       250     77.2%       -     0.0%
Other income                                    656       559     17.4%     593    -5.7%
                                            -------   -------   ------   ------   -----
   Total Noninterest Income                 $11,010   $11,822     -6.9%  $9,999    18.2%
                                            =======   =======   ======   ======   =====

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

Noninterest Expense

The following table summarizes changes in noninterest expense by category for 2004 and 2003, in thousands of dollars where appropriate.

Change in Categories of Noninterest Expense

                                         2004      2003    Change     2002    Change
                                       -------   -------   ------   -------   ------
Salaries and employee benefits         $13,502   $13,672    -1.2%   $12,647     8.1%
Occupancy and equipment expense, net     4,019     3,927     2.3%     3,764     4.3%
External data processing                 1,125     1,208    -6.9%     1,161     4.0%
Advertising and marketing                  382       360     6.1%       553   -34.9%
Other expense                            3,618     3,502     3.3%     3,519    -0.5%
                                       -------   -------    ----    -------   -----
   Total Noninterest Expense           $22,646   $22,669    -0.1%   $21,644     4.7%
                                       =======   =======    ====    =======   =====

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

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates            2004      2003      2002
-------------------          -------   -------   -------
Income before tax            $10,613   $10,412   $10,069
Federal income tax           $ 2,960   $ 3,024   $ 2,934
Effective federal tax rate      27.9%     29.0%     29.1%

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

Change in Categories of Securities Portfolio, in thousands of dollars     2004      2003
---------------------------------------------------------------------   -------   -------
U.S. Treasury and agency securities                                     $ 1,762   $10,979
Mortgage backed agency securities                                         4,086     4,852
Obligations of states and political subdivisions                         (6,976)    4,425
Corporate, asset backed and other securities                             (3,820)   (8,902)
                                                                        -------   -------
   Change in total securities                                           $(4,948)  $11,354
                                                                        =======   =======


These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities Portfolio at December 31,    2004    2003
---------------------------------------------------------   -----   -----
U.S. Treasury and agency securities                          41.0%   37.5%
Mortgage backed agency securities                            21.7%   17.0%
Obligations of states and political subdivisions             34.2%   39.1%
Corporate, asset backed and other securities                  3.1%    6.5%
                                                            -----   -----
   Total securities                                         100.0%  100.0%
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

The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2004 and 2003, in thousands of dollars.

Unrealized Gains and Losses in the Investment Portfolio    2004   2003   Change
-------------------------------------------------------   -----   ----   ------
U.S. Treasury and agency securities                       $(268)  $ 90   $(358)
Mortgage backed agency securities                          (174)    43    (217)
Obligations of states and political subdivisions            509    640    (131)
Corporate, asset backed and other securities                 84    107     (23)
                                                          -----   ----   -----
Total investment securities                               $ 151   $880   $(729)
                                                          =====   ====   =====

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

Percentage Change in
Categories of Loan Portfolio    2004    2003
----------------------------   -----   -----
Personal                         5.5%   -1.0%
Business                         8.6%   20.8%
Tax exempt                     125.3%    4.2%
Residential mortgage           -10.5%  -23.3%
Construction                    94.4%   -4.0%
Total loans                     11.2%    3.8%


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


The chart below shows the amount of nonperforming assets by category for each of the past five years.

Nonperforming Assets, in thousands of dollars      2004     2003     2002     2001     2000
---------------------------------------------     ------   ------   ------   ------   ------
Nonaccrual loans                                  $3,709   $3,635   $1,583   $1,084   $  889
Accruing loans past due 90 days or more            1,674      761      748    1,104      408
Troubled debt restructurings                          --       --       --      130      132
                                                  ------   ------   ------   ------   ------
   Total nonperforming loans                       5,383    4,396    2,331    2,318    1,429
Other real estate                                    844      593      467      179      544
                                                  ------   ------   ------   ------   ------
   Total nonperforming assets                     $6,227   $4,989   $2,798   $2,497   $1,973
                                                  ======   ======   ======   ======   ======
Percent of nonperforming loans to total loans       1.08%    0.98%    0.54%    0.61%    0.42%
                                                  ======   ======   ======   ======   ======
Percent of nonperforming assets to total assets     0.96%    0.82%    0.49%    0.48%    0.42%
                                                  ======   ======   ======   ======   ======

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

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan Portfolio at December 31,    2004    2003
---------------------------------------------------   -----   -----
Personal                                               14.9%   15.7%
Business                                               56.1%   57.5%
Tax exempt                                              0.7%    0.3%
Residential mortgage                                   15.3%   19.1%
Construction                                           13.0%    7.4%
                                                      -----   -----
   Total loans                                        100.0%  100.0%
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
                                                               =====   =====

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2004 and 2003, and short-term advances and discount window borrowings were not utilized during either year.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net


                                    Page A-14
interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions. Based on the results of the simulation model as of December 31, 2004, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points.

During 2004 and 2003, the Company increased its usage of long term fixed rate FHLB advances in order to lock in its cost of funds at historically low rates. In addition, the Company continued to be asset-sensitive in the twelve-month timeframe based on internal interest sensitivity measures.

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

                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2004

                                        Principal Amount Maturing In:
                              -------------------------------------------------                             Fair
                                2005        2006      2007      2008      2009    Thereafter     Total      Value
                              --------    -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 36,945    $30,137   $34,305   $38,045   $24,357     $43,304    $207,093   $209,926
   Avg Int. Rate                   6.6%       6.8%      7.0%      6.6%      6.7%        6.0%        6.6%
   Investments                $ 40,490    $26,461   $ 7,931   $ 2,868   $   877     $ 7,784    $ 86,411   $ 86,684
   Avg Int. Rate                   2.9%       2.9%      3.3%      4.4%      4.4%        5.0%        3.2%
Variable Rate:
   Loans                      $105,868    $44,543   $16,997   $15,553   $21,270     $85,574    $289,805   $289,940
   Avg Int. Rate                   5.8%       5.5%      5.1%      4.8%      5.0%        6.4%        5.8%
   Investments                $  5,329    $ 4,018   $ 1,810   $ 1,001   $   662     $ 1,288    $ 14,108   $ 13,984
   Avg Int. Rate                   3.0%       2.9%      3.2%      3.1%      3.1%        3.1%        3.0%
Other interest
   earning assets             $  3,118                                                         $  3,118   $  3,118
Average interest rate              3.7%                                                             3.7%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                          $85,598    $ 85,598   $ 85,598
Savings & interest
   bearing demand             $314,143                                                         $314,143   $314,143
Avg Int. Rate                      1.1%                                                             1.1%
Time deposits                 $ 55,272    $40,630   $23,169   $ 4,708   $ 6,358     $    --    $130,137   $132,033
Avg Int. Rate                      2.8%       3.4%      3.6%      3.4%      4.0%        0.0%        3.2%
Fixed rate borrowings         $  1,568    $ 8,011   $20,339   $ 8,929   $ 3,000     $ 1,000    $ 42,847   $ 43,336
Avg Int. Rate                      3.8%       4.2%      5.0%      3.9%      2.9%        5.6%        4.4%
Other interest bearing
   liabilities                $  8,726                                                         $  8,726   $  8,726
Average interest rate              2.4%                                                             2.4%


                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2003

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2004       2005      2006      2007      2008    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 38,649   $23,185   $33,551   $28,240   $39,843    $50,598     $214,066   $219,867
   Avg Int. Rate                   7.2%      7.2%      7.0%      7.3%      6.7%       6.5%         6.9%
   Investments                $ 56,858   $18,903   $ 8,560   $ 2,747   $ 3,068    $ 8,823     $ 98,959   $ 99,804
   Avg Int. Rate                   3.6%      2.9%      3.0%      3.2%      4.5%       4.9%         3.5%
Variable Rate:
   Loans                      $ 78,593   $28,537   $23,385   $12,347   $13,961    $75,930     $232,753   $232,803
   Avg Int. Rate                   4.7%      4.5%      4.2%      4.0%      4.0%       6.5%         5.1%
   Investments                $  3,556   $ 2,034   $   752   $    55   $    --    $    --     $  6,397   $  6,434
   Avg Int. Rate                   3.4%      3.6%      3.6%      5.1%      0.0%       0.0%         3.5%
Other interest
   earning assets             $  2,496                                                        $  2,496   $  2,496
Average interest rate              4.6%                                                            4.6%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                        $78,184     $ 78,184   $ 78,184
Savings & interest bearing
   demand                     $310,571                                                        $310,571   $310,571
Avg Int. Rate                      0.7%                                                            0.7%
Time deposits                 $ 45,657   $25,753   $24,754   $14,680   $ 2,983    $    --     $113,827   $117,921
Avg Int. Rate                      2.6%      3.9%      3.8%      4.2%      3.3%       0.0%         3.4%
Fixed rate borrowings         $    529   $ 1,568   $ 8,011   $19,339   $ 5,928    $    --     $ 35,375   $ 36,795
Avg Int. Rate                      5.9%      4.0%      4.2%      5.1%      4.2%       0.0%         4.7%
Other interest bearing
   liabilities                $  8,076                                                        $  8,076   $  8,076
Average interest rate              1.2%                                                            1.2%

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


                          INTEREST SENSITIVITY SUMMARY

                                                                                                 Over 10
In thousands of dollars                             0-3 Mo.    4-12 Mo.    1-5 Yrs   5-10 Yrs     Years      Total
-----------------------                            ---------   --------   --------   --------   --------   --------
Securities                                         $ 26,965    $ 24,322   $ 44,565   $ 5,724    $  2,210   $103,786
Loans                                               217,714      48,149    193,348    27,825       9,862    496,898
                                                   --------    --------   --------   -------    --------   --------
   Total earning assets                            $244,679    $ 72,471   $237,913   $33,549    $ 12,072   $600,684

Interest bearing deposits                          $333,687    $ 39,570   $ 71,023   $    --    $     --   $444,280
Other borrowings                                      8,726       1,568     40,279     1,000          --     51,573
                                                   --------    --------   --------   -------    --------   --------
   Total interest bearing liabilities              $342,413    $ 41,138   $111,302   $ 1,000    $     --   $495,853
                                                   --------    --------   --------   -------    --------   --------
Net asset (liability) interest sensitivity
   exposure                                        $(97,734)   $ 31,333   $126,611   $32,549    $ 12,072   $104,831

Cumulative net asset (liability) exposure          $(97,734)   $(66,401)  $ 60,210   $92,759    $104,831
Cumulative ratio of asset to liability exposure        0.71        0.83       1.12      1.19        1.21    to one
Cumulative exposure as a percent of total assets      -15.0%      -10.2%       9.3%     14.3%       16.1%

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

CONTRACTUAL OBLIGATIONS

The following table details the Company's known contractual obligations at December 31, 2004, in thousands of dollars:

                                                  Payments due by period
                                 -------------------------------------------------------
                                           Less than                           More than
Contractual Obligations           Total      1 year    1-3 years   3-5 years    5 years
-----------------------          -------   ---------   ---------   ---------   ---------
Long term debt (FHLB advances)   $42,847     $1,568     $28,350     $11,929      $1,000
Capital lease obligations             --         --          --          --          --
Operating lease arrangements       7,366        686       1,404       1,457       3,819
Purchase agreements                   --         --          --          --          --
                                 -------     ------     -------     -------      ------
Total                            $50,213     $2,254     $29,754     $13,386      $4,819


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

Mortgage Servicing Rights

Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The


                                   Page A-19
value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

                                 (BKD LLP LOGO)

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

                                         BKD, LLP

Indianapolis, Indiana
February 25, 2005


CONSOLIDATED BALANCE SHEETS
United Bancorp, Inc. and Subsidiaries

                                                                         December 31,
                                                                     -------------------
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


CONSOLIDATED STATEMENTS OF INCOME
United Bancorp, Inc. and Subsidiaries

                                                      For the years ended December 31,
                                                      --------------------------------
In thousands of dollars, except per share data            2004       2003      2002
----------------------------------------------          --------   -------   -------
INTEREST INCOME
Loans                                                   $ 28,488   $27,202   $29,126
Securities
   Taxable                                                 2,057     2,219     2,789
   Tax exempt                                              1,124     1,200     1,445
Federal funds sold                                            51       214       175
                                                        --------   -------   -------
Total interest income                                     31,720    30,835    33,535
                                                        --------   -------   -------
INTEREST EXPENSE
Deposits                                                   6,455     6,637     8,980
Short term borrowings                                         38         1         8
Other borrowings                                           1,930     1,869     1,728
                                                        --------   -------   -------
Total interest expense                                     8,423     8,507    10,716
                                                        --------   -------   -------
NET INTEREST INCOME                                       23,297    22,328    22,819
Provision for loan losses                                  1,048     1,069     1,105
                                                        --------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       22,249    21,259    21,714
                                                        --------   -------   -------
NONINTEREST INCOME
Service charges on deposit accounts                        2,774     2,623     2,330
Trust & Investment fee income                              3,754     3,104     2,888
Gains (losses) on securities transactions                    (29)      105        15
Loan sales and servicing                                   1,222     2,988     2,001
ATM, debit and credit card fee income                      1,469     1,442     1,386
Sales of nondeposit investment products                      721       751       786
Income from bank-owned life insurance                        443       250        --
Other income                                                 656       559       593
                                                        --------   -------   -------
Total noninterest income                                  11,010    11,822     9,999
                                                        --------   -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits                            13,502    13,672    12,647
Occupancy and equipment expense, net                       4,019     3,927     3,764
External data processing                                   1,125     1,208     1,161
Advertising and marketing                                    382       360       553
Other expense                                              3,618     3,502     3,519
                                                        --------   -------   -------
Total noninterest expense                                 22,646    22,669    21,644
                                                        --------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                          10,613    10,412    10,069
Federal income tax                                         2,960     3,024     2,934
                                                        --------   -------   -------
NET INCOME                                              $  7,653   $ 7,388   $ 7,135
                                                        ========   =======   =======
Basic earnings per share                                $   3.22   $  3.14   $  3.04
Diluted earnings per share                                  3.20      3.12      3.04

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
United Bancorp, Inc. and Subsidiaries

                                                           For the years ended December 31,
                                                           --------------------------------
In thousands of dollars                                      2004        2003        2002
-----------------------                                    --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  7,653   $   7,388   $   7,135
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
   OPERATING ACTIVITIES
Depreciation and amortization                                 2,419       2,827       2,921
Provision for loan losses                                     1,048       1,069       1,105
(Gain) Loss on sale of loans                                   (957)     (3,318)     (2,242)
Proceeds from sales of loans originated for sale             66,928     205,844     144,697
Loans originated for sale                                   (66,983)   (194,743)   (143,642)
(Gain) Loss on securities transactions                           29        (105)        (15)
Gain on investment in bank owned life insurance                (443)       (250)         --
(Gain) Loss on investment in limited partnership                 86         (87)         --
Change in accrued interest receivable and other assets        1,778        (475)       (322)
Change in accrued interest payable and other liabilities        329        (355)        721
                                                           --------   ---------   ---------
Total adjustments                                             4,234      10,407       3,223
                                                           --------   ---------   ---------
Net cash from operating activities                           11,887      17,795      10,358
                                                           --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
   Purchases                                                (50,113)    (73,241)    (49,266)
   Sales                                                      4,626       6,358          --
   Maturities and calls                                      41,737      47,381      36,479
   Principal payments                                         7,255       6,109       5,537
Net increase in portfolio loans                             (51,328)    (24,895)    (51,725)
Net investment in bank owned life insurance                      --     (10,000)         --
Net premises and equipment expenditures                        (455)     (2,165)       (559)
                                                           --------   ---------   ---------
Net cash from investing activities                          (48,278)    (50,453)    (59,534)
                                                           --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                       27,295      31,033      20,252
Net change in short term borrowings                             650       8,001        (944)
Principal payments on other borrowings                         (528)     (9,492)     (2,342)
Proceeds from other borrowings                                8,000       3,000      32,200
Proceeds from common stock transactions                         880         262         363
Dividends paid                                               (3,143)     (3,140)     (2,714)
                                                           --------   ---------   ---------
Net cash from financing activities                           33,154      29,664      46,815
                                                           --------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (3,237)     (2,994)     (2,361)
Cash and cash equivalents at beginning of year               21,425      24,419      26,780
                                                           --------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 18,188   $  21,425   $  24,419
                                                           ========   =========   =========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                              $  8,373   $   8,673   $  10,887
Income tax paid                                               2,450       2,800       3,050
Loans transferred to other real estate                        1,483         271         409

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2004, 2003, 2002

IN THOUSANDS OF DOLLARS,                                    Common    Retained
EXCEPT PER SHARE DATA                           Shares    Stock (1)   Earnings   AOCI (2)    Total
------------------------                      ---------   ---------   --------   --------   -------
Balance, January 1, 2002                      2,009,242    $33,579     $13,843    $  755    $48,177

Net income, 2002                                                         7,135                7,135
Other comprehensive income:
   Net change in unrealized gains (losses)
      on securities available for sale, net                                          526        526
                                                                                            -------
Total comprehensive income                                                                    7,661

Cash dividends declared, $1.212 per share                               (2,821)              (2,821)
Five percent stock dividend declared            100,462      5,124      (5,124)                  --
Common stock transactions                         5,061        228                              228
Director and management deferred
   stock plans                                                 191         (56)                 135
                                              ---------    -------     -------    ------    -------
Balance, December 31, 2002                    2,114,765    $39,122     $12,977    $1,281    $53,380

Net income, 2003                                                         7,388                7,388
Other comprehensive income:
   Net change in unrealized gains (losses)
      on securities available for sale, net                                         (701)      (701)
                                                                                            -------
Total comprehensive income                                                                    6,687

Cash dividends declared, $1.261 per share                               (2,946)              (2,946)
Five percent stock dividend declared            105,737      6,344      (6,344)                  --
Common stock transactions                         4,461         46                               46
Tax effect of options exercised                                 82                               82
Director and management deferred
   stock plans                                                 215         (81)                 134
                                              ---------    -------     -------    ------    -------
Balance, December 31, 2003                    2,224,963    $45,809     $10,994    $  580    $57,383

Net income, 2004                                                         7,653                7,653
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net                                         (481)      (481)
                                                                                            -------
Total comprehensive income                                                                    7,172

Cash dividends declared, $1.364 per share                               (3,211)              (3,211)
Five percent stock dividend declared            111,776      7,321      (7,321)                  --
Common stock transactions                        18,358        615                              615
Tax effect of options exercised                                188                              188
Director and management deferred
   stock plans                                                 200        (123)                  77
                                              ---------    -------     -------    ------    -------
Balance, December 31, 2004                    2,355,097    $54,133     $ 7,992    $   99    $62,224
                                              =========    =======     =======    ======    =======

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

In thousands of dollars, except per share data    2004     2003     2002
----------------------------------------------   ------   ------   ------
Net income, as reported                          $7,653   $7,388   $7,135
   Less: Total stock-based employee
      compensation cost determined under the
      fair value based method, net of taxes         (70)     (86)     (96)
                                                 ------   ------   ------
Pro forma net income                             $7,583   $7,302   $7,039

Earning per share:
   Basic As reported                             $ 3.22   $ 3.14   $ 3.04
   Basic Pro forma                                 3.19     3.10     3.00
   Diluted As reported                             3.20     3.12     3.04
   Diluted Pro forma                               3.17     3.08     2.99

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

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2004 and 2003 are as follows, in thousands of dollars:

SECURITIES AVAILABLE FOR SALE                      Fair Value    Gains   Losses
-----------------------------                      ----------   ------   ------
2004
U.S. Treasury and agency securities                 $ 42,562    $    9   $(277)
Mortgage backed agency securities                     22,530       103    (277)
Obligations of states and political subdivisions      35,492       586     (77)
Corporate, asset backed and other securities           3,202        84      --
                                                    --------    ------   -----
Total                                               $103,786    $  782   $(631)
                                                    ========    ======   =====

2003
U.S. Treasury and agency securities                 $ 40,800    $  132   $ (42)
Mortgage backed agency securities                     18,444       158    (115)
Obligations of states and political subdivisions      42,468       699     (59)
Corporate, asset backed and other securities           7,022       107      --
                                                    --------    ------   -----
Total                                               $108,734    $1,096   $(216)
                                                    ========    ======   =====

The Company's temporarily impaired investment securities as of December 31, 2004 and 2003 are shown below.

                            Less than 12 Months   12 Months or Longer          Total
                            -------------------   -------------------   -------------------
In thousands of dollars     Fair Value   Losses   Fair Value   Losses   Fair Value   Losses
-----------------------     ----------   ------   ----------   ------   ----------   ------
2004
U.S. Treasury and agency
   securities                 $33,638    $(219)     $ 4,837    $ (58)     $38,475    $(277)
Mortgage backed agency
   securities                  10,099     (154)       8,038     (123)      18,137     (277)
Obligations of states and
   political subdivisions       7,938      (57)       4,178      (20)      12,116      (77)
                              -------    -----      -------    -----      -------    -----
Total                         $51,675    $(430)     $17,053    $(201)     $68,728    $(631)
                              =======    =====      =======    =====      =======    =====


                            Less than 12 Months   12 Months or Longer          Total
                            -------------------   -------------------   -------------------
In thousands of dollars     Fair Value   Losses   Fair Value   Losses   Fair Value   Losses
-----------------------     ----------   ------   ----------   ------   ----------   ------
2003
U.S. Treasury and agency
   securities                 $ 7,888    $ (42)       $--        $--      $ 7,888    $ (42)
Mortgage backed agency
   securities                  13,372     (115)        --         --       13,372     (115)
Obligations of states and
   political subdivisions       6,805      (59)        --         --        6,805      (59)
                              -------    -----        ---        ---      -------    -----
Total                         $28,065    $(216)       $--        $--      $28,065    $(216)
                              =======    =====        ===        ===      =======    =====

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

In thousands of dollars          2004     2003    2002
-----------------------         ------   ------   ----
Sales proceeds                  $4,626   $6,358    $--
Gross gains on sales                --      105     --
Gross gains (losses) on calls      (29)      --     15

The fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars                  Fair Value
-----------------------                  ----------
As of December 31, 2004
Due in one year or less                   $ 36,725
Due after one year through five years       55,647
Due after five years through ten years       6,086
Due after ten years                          2,126
Equity securities                            3,202
                                          --------
Total securities                          $103,786
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

In thousands of dollars                      2004       2003
-----------------------                    --------   --------
Personal                                   $ 74,142   $ 70,301
Business, including commercial mortgages    278,838    256,778
Tax exempt                                    3,325      1,476
Residential mortgage                         75,126     85,066
Residential mortgages held for sale           1,102         90
Construction                                 64,365     33,109
                                           --------   --------
Total loans                                $496,898   $446,820
                                           ========   ========


At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $1,674,000 and $761,000. Non-accruing loans at December 31, 2004 and 2003 were $3,709,000 and $3,635,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars              2004      2003      2002
-----------------------            -------   -------   -------
Balance, January 1                 $ 5,497   $4,975    $4,571
Loans charged off                   (1,066)    (670)     (822)
Recoveries credited to allowance       287      123       121
Provision charged to operations      1,048    1,069     1,105
                                   -------   ------    ------
Balance, December 31               $ 5,766   $5,497    $4,975
                                   =======   ======    ======

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars                          2004     2003     2002
-----------------------                        -------   ------   ------
Average investment in impaired loans           $ 8,668   $4,283   $1,996
Interest income recognized on impaired loans       192      121       14
Interest income recognized on a cash basis         192      121       14
                                               $10,045   $3,694   $1,896
Balance of impaired loans at December 31
   Portion for which no allowance for loan
      losses is allocated                        2,668    1,059      817
   Portion for which an allowance for loan
      losses is allocated                        7,377    2,635    1,079
   Portion of allowance for loan losses
      allocated to impaired loans                1,579      782      136

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

No valuation allowance was considered necessary at December 31, 2004 and 2003. Unamortized cost of mortgage servicing rights for the years ended December 31 was as follows:

In thousands of dollars    2004      2003     2002
-----------------------   ------   -------   ------
Balance, January 1        $1,832   $1,352    $1,100
Amount capitalized           377    1,406       903
Amount amortized            (389)    (926)     (651)
                          ------   ------    ------
Balance, December 31      $1,820   $1,832    $1,352
                          ======   ======    ======

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,344,000 in 2004, $1,430,000 in 2003 and $1,693,000 in 2002. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars           2004       2003
-----------------------         --------   --------
Land                            $  1,579   $  1,579
Buildings and improvements        13,615     13,622
Furniture and equipment           11,472     11,149
                                --------   --------
Total cost                        26,666     26,350
Less accumulated depreciation    (13,519)   (12,314)
                                --------   --------
Premises and equipment, net     $ 13,147   $ 14,036
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

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars                  2004       2003
-----------------------                --------   --------
Within one year                        $ 55,272   $ 45,657
Between one and two years                40,630     25,753
Between two and three years              23,168     24,754
Between three and four years              4,708     14,680
Between four and five years               6,359      2,983
More than five years                         --         --
                                       --------   --------
Total time deposits                    $130,137   $113,827
                                       ========   ========
Interest bearing time deposits in
   denominations of $100,000 or more   $ 40,057   $ 30,946
                                       ========   ========

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


Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars          2004      2003
-----------------------        -------   -------
Within one year                $ 1,568   $   529
Between one and two years        8,011     1,568
Between two and three years     20,339     8,011
Between three and four years     8,929    19,339
Between four and five years      3,000     5,928
More than five years             1,000        --
                               -------   -------
   Total                       $42,847   $35,375
                               =======   =======

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

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

                                   2004                2003
                            -----------------   -----------------
                            Variable    Fixed   Variable    Fixed
In thousands of dollars       Rate      Rate      Rate      Rate
-----------------------     --------   ------   --------   ------
Commitments to make loans    $18,290   $5,200    $17,661   $6,812
Unused lines of credit        97,445    3,677     83,029    4,044
Standby letters of credit      7,964       --      4,175       --

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


NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars     2004     2003     2002
-----------------------    ------   ------   ------
Current                    $2,917   $2,822   $3,096
Deferred                       43      202     (162)
                           ------   ------   ------
Total income tax expense   $2,960   $3,024   $2,934
                           ======   ======   ======

The components of deferred tax assets and liabilities at December 31, are as follows:

In thousands of dollars      2004     2003
-----------------------     ------   ------
Deferred tax assets:
Allowance for loan losses   $1,851   $1,677
Deferred compensation          494      435
Other                          140      205
                            ------   ------
Total deferred tax assets    2,485    2,317
                            ======   ======

                                          2004      2003
                                        -------   -------
Deferred tax liabilities:
Property and equipment                     (451)     (574)
Mortgage servicing rights                  (619)     (623)
Unrealized appreciation on securities
   available for sale                       (51)     (299)
Other                                      (912)     (412)
                                        -------   -------
Total deferred tax liabilities           (2,033)   (1,908)
                                        -------   -------
Net deferred tax asset                  $   452   $   409
                                        =======   =======

No valuation allowance was considered necessary at December 31, 2004 and 2003.

A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                      2004     2003     2002
-----------------------                                     ------   ------   ------
Income taxes at statutory rate of 34%                       $3,608   $3,540   $3,424
Non-taxable income, net of nondeductible interest expense     (387)    (411)    (499)
Income on non-taxable bank owned life insurance               (151)     (85)      --
Affordable housing credit                                     (132)     (36)      --
Other                                                           22       16        9
                                                            ------   ------   ------
Total federal income tax                                    $2,960   $3,024   $2,934
                                                            ======   ======   ======

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


                                    Page A-35

                                                2004                         2003                         2002
                                     --------------------------   --------------------------   --------------------------
                                               Weighted Average             Weighted Average             Weighted Average
                                     Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
                                     -------   ----------------   -------   ----------------   -------   ----------------
Balance, January 1                   102,403        $43.41         88,003        $40.64        71,247         $39.38
Options granted                       23,423         60.00         28,508         50.34        20,380          44.54
Options exercised                    (24,850)        40.25        (11,024)        38.31        (3,190)         38.05
Options forfeited                         --            --         (3,084)        46.42          (434)         37.61
                                     -------        ------        -------        ------        ------         ------
Balance, December 31                 100,976        $48.04        102,403        $43.41        88,003         $40.64
                                     =======        ======        =======        ======        ======         ======
Options exercisable at
   year-end                           53,142        $42.38         52,845        $39.94        33,664         $38.87
Weighted average fair value of
   options granted during the year                  $ 5.46                       $ 3.74                       $ 4.28
                                                    ======                       ======                       ======

The following table provides information regarding stock options under the plan at December 31, 2004:

                                          Options Outstanding                      Options Exercisable
                           ------------------------------------------------   ----------------------------
                                              Weighted          Weighted                       Weighted
                              Number     Average Remaining       Average         Number         Average
Range of Exercise Prices   Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
------------------------   -----------   -----------------   --------------   -----------   --------------
$37.61 to $49.00              72,461         6.75 Years          $43.58          51,637         $41.95
$49.01 to $60.00              28,515         8.93 Years           59.37           1,505          57.15
                             -------                                             ------
Balance, December 31         100,976         7.37 Years          $48.04          53,142         $42.38
                             =======                                             ======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                            2004      2003      2002
                          -------   -------   -------
Dividend yield               2.15%     2.47%     2.68%
Expected life             5 years   5 years   5 years
Expected volatility          8.88%     7.55%     7.74%
Risk-free interest rate      3.05%     3.14%     4.22%

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,

                                            2004                     2003
                                   ----------------------   ----------------------
                                    Carrying                 Carrying
In thousands of dollars              Value     Fair Value     Value     Fair Value
-----------------------            ---------   ----------   ---------   ----------
Financial Assets
   Cash and cash equivalents       $  18,188    $  18,188   $  21,425   $  21,425
   Securities available for sale     103,786      103,786     108,734     108,734
   Net loans                         491,132      494,100     441,323     447,172
   Bank owned life insurance          10,694       10,694      10,250      10,250
   Accrued interest receivable         2,777        2,777       2,624       2,624

Financial Liabilities
   Total deposits                  $(529,878)   $(531,774)  $(502,583)  $(506,676)
   Short term borrowings              (8,726)      (8,726)     (8,076)     (8,076)
   Other borrowings                  (42,847)     (43,336)    (35,375)    (36,795)
   Accrued interest payable             (622)        (622)       (571)       (571)


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

NOTE 18 - REGULATORY CAPITAL REQUIREMENTS

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judg- ments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

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

                                                                   Tier I Capital to:         Total
                                                                -----------------------     Capital to
                                                                Average   Risk Weighted   Risk Weighted
                                                                 Assets       Assets          Assets
                                                                -------   -------------   -------------
Regulatory Minimum for Capital Adequacy (1)                         4.0%         4.0%            8.0%
Regulatory Minimum to be Well Capitalized (2)                       5.0%         6.0%           10.0%
   As of December 31, 2004
      United Bancorp, Inc. (consolidated)                           9.3%        11.5%           12.7%
      United Bank & Trust                                           8.8%        12.1%           13.2%
      United Bank & Trust - Washtenaw                               8.2%         9.0%           10.0%

      United Bancorp, Inc. consolidated equity                  $58,656      $58,656         $64,422
      Regulatory requirement for minimum capital adequacy (1)    25,347       20,345          40,690
                                                                -------      -------         -------
         Capital in excess of regulatory minimums               $33,309      $38,311         $23,732
                                                                =======      =======         =======

   As of December 31, 2003
      United Bancorp, Inc. (consolidated)                           9.1%        11.7%           12.8%
      United Bank & Trust                                           8.6%        11.8%           13.1%
      United Bank & Trust - Washtenaw                               8.9%        10.8%           11.9%

      United Bancorp, Inc. consolidated equity                  $53,151      $53,151         $58,591
      Regulatory requirement for minimum capital adequacy (1)    23,589       18,239          36,478
                                                                -------      -------         -------
         Capital in excess of regulatory minimums               $29,562      $34,912         $22,113
                                                                =======      =======         =======

(1) Represents minimum required to be considered adequately capitalized under Federal regulatory requirements.

(2) Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.

NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data        2004         2003         2002
----------------------------------------------     ----------   ----------   ----------
Net income                                         $    7,653   $    7,388   $    7,135
Basic earnings per share:
   Weighted average common shares outstanding       2,352,347    2,334,002    2,327,186
   Weighted average contingently issuable shares       21,579       19,585       16,868
                                                   ----------   ----------   ----------
                                                    2,373,926    2,353,587    2,344,054

      Basic earnings per share                     $     3.22   $     3.14   $     3.04
                                                   ----------   ----------   ----------

Diluted earnings per share:
   Weighted average common shares outstanding
      from basic earnings per share                 2,373,926    2,353,587    2,344,054
   Dilutive effect of stock options                    18,024       16,173        6,509
                                                   ----------   ----------   ----------
                                                    2,391,950    2,369,760    2,350,563

      Diluted earnings per share                   $     3.20   $     3.12   $     3.04

Stock options for 3,000 and 1,000 shares of common stock were not considered in computing diluted earnings per share for 2003 and 2002 because they were not dilutive. No options were excluded from the computation in 2004, as all options were dilutive.


                                    Page A-38

NOTE 20 - OTHER COMPREHENSIVE INCOME
Other comprehensive income components and related taxes were as follows:

In thousands of dollars                                           2004     2003    2002
-----------------------                                          -----   -------   ----
Unrealized gains (losses) and on securities available for sale   $(758)  $  (957)  $812
Reclassification for realized amount included in income             29      (105)   (15)
                                                                 -----   -------   ----
  Other comprehensive income (loss) , before tax effect           (729)   (1,062)   797
Tax expense (benefit)                                             (248)     (361)   271
                                                                 -----   -------   ----
  Other comprehensive income (loss)                              $(481)  $  (701)  $526
                                                                 =====   =======   ====

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS

                                                December 31,
                                             -----------------
In thousands of dollars                        2004      2003
------------------------                     -------   -------
ASSETS
Cash and cash equivalents                    $     7   $   110
Investment in subsidiaries                    60,011    57,036
Other assets                                   3,045       989
                                             -------   -------
TOTAL ASSETS                                 $63,063   $58,135
                                             =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                  $   839   $   752
Shareholders' equity                          62,224    57,383
                                             -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $63,063   $58,135
                                             =======   =======

CONDENSED STATEMENTS OF INCOME

                                                             For the years ended December 31,
                                                             --------------------------------
In thousands of dollars                                           2004      2003     2002
------------------------------                                   ------   -------   ------
INCOME
Dividends from subsidiaries                                      $4,325   $10,283   $2,549
Other income                                                         11         5        2
                                                                 ------   -------   ------
TOTAL INCOME                                                      4,336    10,288    2,551

TOTAL NONINTEREST EXPENSE                                           231       215      123
                                                                 ------   -------   ------
Income before undistributed net income of subsidiaries
  and income taxes                                                4,105    10,073    2,428
Income tax benefit                                                  (75)      (71)     (41)
                                                                 ------   -------   ------
Net income before undistributed net income of subsidiaries        4,180    10,144    2,469
Equity in undistributed (excess distributed) net income
  of subsidiaries                                                 3,473    (2,756)   4,666
                                                                 ------   -------   ------
NET INCOME                                                        7,653     7,388    7,135
Net change in unrealized gains on securities available
   for sale                                                        (481)     (701)     526
                                                                 ------   -------   ------
Other comprehensive income (loss)
                                                                   (481)     (701)     526
                                                                 ------   -------   ------
COMPREHENSIVE INCOME                                             $7,172   $ 6,687   $7,661
                                                                 ======   =======   ======


                                    Page A-39

CONDENSED STATEMENTS OF CASH FLOWS

                                                   For the years ended December 31,
                                                   --------------------------------
In thousands of dollars                                2004      2003       2002
-----------------------                              -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES                 $ 7,653   $  7,388   $ 7,135
Net Income
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
(Undistributed) excess distributed net income of
   subsidiaries                                       (3,473)     2,756    (4,666)
Change in other assets                                (1,858)       272       (53)
Change in other liabilities                               19          3        --
                                                     -------   --------   -------
Total adjustments                                     (5,312)     3,031    (4,719)
                                                     -------   --------   -------
Net cash from operating activities                     2,341     10,419     2,416
                                                     -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale               (181)       (40)     (108)
Investments in subsidiaries                               --     (7,500)       --
                                                     -------   --------   -------
Net cash from investing activities                      (181)    (7,540)     (108)
                                                     -------   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock transactions                  880        262       363
Dividends paid                                        (3,143)    (3,140)   (2,714)
                                                     -------   --------   -------
Net cash from financing activities                    (2,263)    (2,878)   (2,351)
                                                     -------   --------   -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (103)         1       (43)
Cash and cash equivalents at beginning of year           110        109       152
                                                     -------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $     7   $    110   $   109
                                                     =======   ========   =======

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

                                         Net              Earnings Per Share
In thousands of dollars,   Interest   Interest     Net    ------------------
except per share data       Income     Income    Income     Basic   Diluted
------------------------   --------   --------   ------     -----   -------
2004
   First Quarter            $ 7,612   $ 5,664    $1,716     $0.72    $0.72
   Second Quarter             7,654     5,676     1,751      0.74     0.73
   Third Quarter              8,082     5,926     2,103      0.88     0.88
   Fourth Quarter             8,372     6,031     2,083      0.88     0.87
                            -------   -------    ------     -----    -----
   Full Year                $31,720   $23,297    $7,653     $3.22    $3.20

2003
   First Quarter            $ 7,963   $ 5,631    $1,783     $0.76    $0.76
   Second Quarter             7,750     5,553     1,702      0.72     0.72
   Third Quarter              7,603     5,565     2,066      0.88     0.88
   Fourth Quarter             7,519     5,579     1,837      0.78     0.76
                            -------   -------    ------     -----    -----
   Full Year                $30,835   $22,328    $7,388     $3.14    $3.12
                            =======   =======    ======     =====    =====


                                   Page A-40

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.


/S/ David S. Hickman                                           October 12, 2005
-------------------------------------                          ----------------
David S. Hickman, Chairman and                                        Date
Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 26, 2005.



/S/ *                                   /S/ *
-------------------------------------   ----------------------------------------
James D. Buhr, Director                 Patricia M. Garcia, Director


/S/ *                                   /S/ *
-------------------------------------   ----------------------------------------
Joseph D. Butcko, Director              James C. Lawson, Director


/S/ *                                   /S/ *
-------------------------------------   ----------------------------------------
Robert K. Chapman, Director, President  Donald J. Martin, Director


/S/ *                                   /S/ *
-------------------------------------   ----------------------------------------
George H. Cress, Director               David E. Maxwell, Director


/S/ *                                   /S/ *
-------------------------------------   ----------------------------------------
John H. Foss, Director                  Kathryn M. Mohr, Director


*   /S/ Dale L. Chadderdon
    ---------------------------------
    Dale L. Chadderdon,
    Attorney in Fact


/S/ David S. Hickman                    /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
David S. Hickman (Principal Executive   Dale L. Chadderdon (Principal Financial
Officer) Director, Chairman and Chief   Officer) Executive Vice President &
Executive Officer                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION                       PAGE NO.
-----------                           -----------                       --------
Exhibit 23     Consent of Independent Registered Public Accounting
               Firm                                                         7

Exhibit 31.1   Certification of Principal Executive Officer                 8

Exhibit 31.2   Certification of Principal Financial Officer                 9

Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.                                                10