Form 10-Q
period 2005-09-30
UNITED BANCORP INC /MI/
filed 2005-11-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of October 31, 2005, there were outstanding 2,493,394 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                          DESCRIPTION                            PAGE NO.
--------                          -----------                            --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (a) Condensed Consolidated Balance Sheets                           3
         (b) Condensed Consolidated Statements of Income                     4
         (c) Condensed Consolidated Statements of Shareholders' Equity       5
         (d) Condensed Consolidated Statements of Cash Flows                 6
         (e) Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         Executive Summary                                                   9
         Financial Condition                                                11
         Liquidity and Capital Resources                                    14
         Results of Operations                                              14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         18
Item 4.  Controls and Procedures                                            19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 6.  Exhibits                                                           20
Signatures                                                                  20
Exhibits                                                                    21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A)  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)                   (unaudited)
                                                            September 30,   December 31,  September 30,
In thousands of dollars                                          2005           2004           2004
-----------------------                                     -------------   ------------  -------------
ASSETS

Cash and demand balances in other banks                        $ 23,011       $ 18,188       $ 20,478
Federal funds sold                                               11,500             --          1,000
                                                               --------       --------       --------
   Total cash and cash equivalents                               34,511         18,188         21,478

Securities available for sale                                   101,790        103,786        105,745

Loans held for sale                                               2,359          1,102            990
Portfolio loans                                                 535,182        495,796        482,530
                                                               --------       --------       --------
   Total loans                                                  537,541        496,898        483,520
Less allowance for loan losses                                    6,266          5,766          5,734
                                                               --------       --------       --------
   Net loans                                                    531,275        491,132        477,786

Premises and equipment, net                                      13,095         13,147         13,345
Goodwill                                                          3,469          3,469          3,469
Bank-owned life insurance                                        10,991         10,694         10,593
Accrued interest receivable and other assets                     10,686          9,935          9,575
                                                               --------       --------       --------
TOTAL ASSETS                                                   $705,817       $650,351       $641,991
                                                               ========       ========       ========

LIABILITIES

Deposits
   Noninterest bearing                                         $ 85,904       $ 85,598       $ 84,602
   Interest bearing deposits                                    503,832        444,280        447,106
                                                               --------       --------       --------
      Total deposits                                            589,736        529,878        531,708

Federal funds purchased and other short term borrowings              76          8,726             76
Other borrowings                                                 43,228         42,847         42,847
Accrued interest payable and other liabilities                    6,412          6,676          6,121
                                                               --------       --------       --------
TOTAL LIABILITIES                                               639,452        588,127        580,752

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   5,000,000 shares authorized; 2,492,356, 2,355,097, and
   2,355,312 shares issued and outstanding                       63,106        54,133          54,114

Retained earnings                                                 3,319         7,992           6,740
Accumulated other comprehensive income (loss), net of tax           (60)           99             385
                                                               --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY                                       66,365        62,224          61,239
                                                               --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $705,817       $650,351       $641,991
                                                               ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B)  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                      ------------------   -----------------
In thousands of dollars, except per share data           2005     2004       2005      2004
----------------------------------------------          ------   ------    -------   -------
INTEREST INCOME
Interest and fees on loans                              $9,124   $7,257    $25,602   $20,916
Interest on securities
   Taxable                                                 483      540      1,524     1,546
   Tax exempt                                              314      271        840       853
Interest on federal funds sold                              78       14        116        33
                                                        ------   ------    -------   -------
   Total interest income                                 9,999    8,082     28,082    23,348

INTEREST EXPENSE
Interest on deposits                                     2,809    1,649      7,207     4,612
Interest on short-term and other borrowings                480      507      1,496     1,469
                                                        ------   ------    -------   -------
   Total interest expense                                3,289    2,156      8,703     6,081
                                                        ------   ------    -------   -------
NET INTEREST INCOME                                      6,710    5,926     19,379    17,267
Provision for loan losses                                  329      229        954       795
                                                        ------   ------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,381    5,697     18,425    16,472

NONINTEREST INCOME
Service charges on deposit accounts                        809      764      2,210     2,091
Trust & Investment fee income                              984      935      2,928     2,744
Gains (losses) on securities transactions                   --        4         (1)      (29)
Income from loan sales and servicing                       337      270        905       970
ATM, debit and credit card fee income                      448      394      1,242     1,083
Income from sale of nondeposit investment products         232      178        617       546
Income from bank-owned life insurance                      100      102        297       342
Other income                                               150      151        510       492
                                                        ------   ------    -------   -------
   Total noninterest income                              3,060    2,798      8,708     8,239

NONINTEREST EXPENSE
Salaries and employee benefits                           3,668    3,250     11,092    10,051
Occupancy and equipment expense, net                     1,055    1,008      3,143     3,014
External data processing                                   338      294        924       857
Advertising and marketing                                  277      113        804       335
Other expense                                              957      888      2,873     2,740
                                                        ------   ------    -------   -------
   Total noninterest expense                             6,295    5,553     18,836    16,997
                                                        ------   ------    -------   -------
INCOME BEFORE FEDERAL INCOME TAX                         3,146    2,942      8,297     7,714
Federal income tax                                         882      839      2,292     2,144
                                                        ------   ------    -------   -------
NET INCOME                                              $2,264   $2,103    $ 6,005   $ 5,570
                                                        ======   ======    =======   =======
Basic earnings per share                                $0.899   $0.843    $ 2.389   $ 2.236
Diluted earnings per share                              $0.897   $0.840    $ 2.376   $ 2.219
Cash dividends declared per share of common stock       $0.370   $0.324    $ 1.053   $ 0.956

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C)  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
In thousands of dollars                           2005      2004       2005      2004
-----------------------                         -------   -------    -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                  $65,125   $59,410    $62,224   $57,383

Net Income                                        2,264     2,103      6,005     5,570
Other comprehensive income:
   Net change in unrealized gains (losses) on
      securities available for sale, net           (142)      529       (159)     (195)
                                                -------   -------    -------   -------

Total comprehensive income                        2,122     2,632      5,846     5,375

Cash dividends declared                            (922)     (824)    (2,622)   (2,387)
Common stock transactions                            40        21        917       868
                                                -------   -------    -------   -------
Balance at end of period                        $66,365   $61,239    $66,365   $61,239
                                                =======   =======    =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            -------------------
In thousands of dollars                                                       2005       2004
-----------------------                                                     --------   --------
Cash Flows from Operating Activities
Net income                                                                  $  6,005   $  5,570

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                  1,575      1,927
Provision for loan losses                                                        954        795
Gain on sale of loans                                                           (701)      (792)
Proceeds from sales of loans originated for sale                              45,580     56,135
Loans originated for sale                                                    (44,879)   (56,243)
Losses on securities transactions                                                  1         29
Change in accrued interest receivable and other assets                          (705)     1,570
Increase in cash surrender value on bank-owned life insurance                   (297)      (342)
Loss on Investment in limited partnership                                        142         13
Change in accrued interest payable and other liabilities                        (286)      (226)
                                                                            --------   --------
Net cash from operating activities                                             7,389      8,436

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                 (17,928)   (47,027)
   Sales                                                                          --      4,626
   Maturities and calls                                                       12,159     39,402
   Principal payments                                                          7,236      5,106
Net change in portfolio loans                                                (41,488)   (37,123)
Premises and equipment expenditures, net                                      (1,027)      (513)
                                                                            --------   --------
Net cash from investing activities                                           (41,048)   (35,529)

Cash Flows from Financing Activities
Net change in deposits                                                        59,858     29,125
Net change in short term borrowings                                           (8,650)    (8,000)
Proceeds from other borrowings                                                   950      8,000
Principal payments on other borrowings                                          (569)      (528)
Proceeds from common stock transactions                                          917        868
Dividends paid                                                                (2,524)    (2,319)
                                                                            --------   --------
Net cash from financing activities                                            49,982     27,146
                                                                            --------   --------
Net change in cash and cash equivalents                                       16,323         53

Cash and cash equivalents at beginning of year                                18,188     21,425
                                                                            --------   --------
Cash and cash equivalents at end of period                                  $ 34,511   $ 21,478
                                                                            ========   ========
Supplement Disclosure of Cash Flow Information:
Interest paid                                                               $  8,302   $  6,066
Income tax paid                                                                2,050      1,500
Loans transferred to other real estate                                           391        765

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine month period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts for 2004 have been reclassified to conform to 2005 classifications.

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

The stock subject to the options are shares of authorized and unissued common stock of the Company. Options under the 1999 and 2005 Plans (the "Plans") are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the 1999 and 2005 Plans, adjusted for stock dividends:

                                        Stock Options
                                ----------------------------
                                  Options      Weighted Avg.
                                Outstanding   Exercise Price
                                -----------   --------------
Balance at January 1, 2005        106,025         $45.75
Options granted                    53,500          63.88
Options exercised                 (32,881)         42.71
Options forfeited                  (2,187)         55.70
                                  -------
Balance at September 30, 2005     124,457         $54.17
                                  =======

Total options granted during the period ending September 30, 2005 were 53,500, and the weighted fair value of the options granted was $6.81. For stock options outstanding at September 30, 2005, the range of average exercise prices was $35.82 to $67.50 and the weighted average remaining contractual term was 7.86 years. At September 30, 2005, 46,016 options are exercisable under the Plans.

The following pro forma information presents net income and earnings per share had the fair value method been used to measure compensation cost for stock option grants. The exercise price of the option grants are equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended September 30, 2005 and 2004.

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                 ------------------   -----------------
In thousands of dollars, except per share data      2005     2004       2005     2004
----------------------------------------------     ------   ------     ------   ------
Net income, as reported                            $2,264   $2,103     $6,005   $5,570
   Less: Total stock-based compensation
      cost, net of taxes                               31       18         93       54
                                                   ------   ------     ------   ------
Pro forma net income                               $2,233   $2,085     $5,912   $5,516
                                                   ======   ======     ======   ======

Earnings per share:
   Basic   As reported                             $0.899   $0.843     $2.389   $2.236
   Basic   Pro forma                               $0.887   $0.835     $2.352   $2.214

   Diluted   As reported                           $0.897   $0.840     $2.376   $2.219
   Diluted   Pro forma                             $0.885   $0.833     $2.339   $2.198

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $240,640,000 and $259,554,000 at the end of September, 2005 and 2004. The balance of loans serviced for others related to servicing rights that have been capitalized was $239,041,000 and $256,936,000 at September 30, 2005 and 2004. Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2005 and 2004 follows:

                                   2005     2004
                                  ------   ------
Balance at January 1              $1,820   $1,832
Amount capitalized year to date      118      323
Amount amortized year to date       (262)    (308)
                                  ------   ------
Balance at September 30           $1,676   $1,847
                                  ======   ======

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

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------   -----------------------
In thousands of dollars, except per share data        2005         2004         2005          2004
----------------------------------------------     ----------   ----------   ----------   ----------
Net income                                         $    2,264   $    2,103   $    6,005   $    5,570
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       2,492,608    2,473,199    2,488,363    2,468,879
   Weighted average contingently issuable shares       24,892       22,790       24,847       22,383
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,517,500    2,495,990    2,513,210    2,491,262
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $    0.899   $    0.843   $    2.389   $    2.236
                                                   ==========   ==========   ==========   ==========

Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 2,517,500    2,495,990    2,513,210    2,491,262
   Dilutive effect of stock options                     5,318        7,031       13,977       18,800
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,522,818    2,503,020    2,527,187    2,510,062
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $    0.897   $    0.840   $    2.376   $    2.219
                                                   ==========   ==========   ==========   ==========

A total of 7 shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

NOTE 4 - ACCOUNTING DEVELOPMENTS

In April 2005, the SEC issued an amendment to SFAS No. 123(R) "Share-Based-Payment", which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123(R), but only changes the dates for compliance with the standard. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on January 1, 2006.

In June, 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP) which will be retitled FSP115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The final FSP will supersede EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and EITF Topic D-44, "Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value." FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, "Accounting for Certain Investments in Debt Securities." FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company's financial condition or results of operation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and nine month periods ended September 30, 2005 and 2004.

                                EXECUTIVE SUMMARY

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. The Company's subsidiary banks (the "Banks") are Michigan banking corporations, and offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

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

Steady asset growth continued during the third quarter of 2005. Total assets reached $705.8 million, for an increase of $63.8 million, or 9.9%, in the trailing 12 months. During the most recent quarter, the Company's loan portfolio increased by $7.4 million, deposits increased by $17.5 million, and assets under management by the Trust & Investment Group of United Bank & Trust increased by $12.4 million.

Consolidated net income of $2,264,000 for the third quarter of 2005 resulted in the best quarterly earnings in the Company's history, increasing by 7.7% over the third quarter of 2004 and 15.7% over the prior quarter. At the same time, consolidated net income for the first nine months of 2005 increased 7.8% over the same time period in 2004.

Net interest income continues its steady growth, and noninterest income has improved following a small decline in the first quarter of the year. Expenses have decreased during the third quarter of 2005, primarily in compensation, advertising and marketing costs. Compared to the third quarter of last year, both income and expense categories are up, resulting in an improvement of $161,000 in consolidated net income.

While Return on Average Assets ("ROA") and Return on Average Shareholders' Equity ("ROE") are improved from the prior three quarters, both ratios remain below those of the same quarter of 2004. The chart below shows the trends in the major components of earnings for the past five quarters.

                                                         2005                     2004
                                             ---------------------------   -----------------
in thousands of dollars, where appropriate   3rd Qtr   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr
------------------------------------------   -------   -------   -------   -------   -------
Net interest income                          $6,710    $6,524    $6,145    $6,031    $5,926
Provision for loan losses                       329       302       323       253       229
Noninterest income                            3,060     2,949     2,699     2,771     2,798
Noninterest expense                           6,295     6,469     6,072     5,649     5,553
Federal income tax provision                    882       745       665       816       839
Net income                                   $2,264    $1,957    $1,784    $2,084    $2,103
Return on average assets (a)                   1.27%     1.14%     1.09%     1.27%     1.30%
Return on average shareholders' equity (a)    13.64%    12.04%    11.45%    13.38%    13.80%

(a)  annualized and based on year to date average balances

                               FINANCIAL CONDITION

SECURITIES

Balances in the Company's investment securities portfolio decreased $2.5 million during the third quarter of 2005. The decrease in the portfolio reflects scheduled maturities and calls within the investment portfolio. The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2005 and 2004, and at December 31, 2004.

                                                   9/30/05   12/31/04   9/30/04
                                                   -------   --------   -------
U.S. Treasury and agency securities                  40.3%     41.0%      40.5%
Mortgage backed agency securities                    16.8%     21.7%      23.4%
Obligations of states and political subdivisions     39.7%     34.2%      33.2%
Corporate, asset backed, and other securities         3.2%      3.1%       2.9%
                                                    -----     -----      -----
   Total Securities                                 100.0%    100.0%     100.0%
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

LOANS

Loan balances increased by $7.4 million in the third quarter of 2005, and have grown by $54.0 million since the third quarter of 2004. During this period, the Banks continue to experience some refinancing in the residential mortgage portfolios into products that are sold on the secondary market, resulting in a decline in the relative proportion of mortgage balances within the loan portfolio. Personal loan balances increased along with business loans and commercial mortgages, and construction and development loan growth continues to be strong.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, which include construction and development loans. Personal loans have grown from year-end 2004, while the trend of declining percentages of residential mortgage loans continues. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                  September 30, 2005      December 31, 2004       September 30, 2004
                                ---------------------   ---------------------   ---------------------
                                 Balance   % of total    Balance   % of total    Balance   % of total
                                --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                     $ 81,078      15.1%     $ 74,142       14.9%    $ 73,978      15.3%
   Business loans and
      commercial mortgages       305,904      56.9%      278,838       56.1%     268,347      55.5%
   Tax exempt                      3,255       0.6%        3,325        0.7%       1,254       0.3%
   Residential mortgage           66,943      12.5%       76,228       15.3%      76,920      15.9%
   Construction & development     80,361      14.9%       64,365       13.0%      63,021      13.0%
                                --------     -----      --------     ------     --------     -----
      Total loans               $537,541     100.0%     $496,898     100.00%    $483,520     100.0%
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

                                                  9/30/05   6/30/05   12/31/04   9/30/04
                                                  -------   -------   --------   -------
Nonaccrual loans                                  $4,378    $4,223     $3,709    $4,368
Loans past due 90 days or more                       570     3,318      1,674     1,116
Troubled debt restructurings                         898        --         --        --
                                                  ------    ------     ------    ------
   Total nonperforming loans                       5,846     7,541      5,383     5,484
Other real estate (ORE)                            1,234     1,014        844     1,104
                                                  ------    ------     ------    ------
   Total nonperforming assets                     $7,080    $8,555     $6,227    $6,588
                                                  ======    ======     ======    ======
Percent of nonperforming loans to total loans       1.09%     1.42%      1.08%     1.13%
Percent of nonperforming assets to total assets     1.00%     1.25%      0.96%     1.03%

The Company's total nonperforming assets are down from the end of the second quarter, but remain higher than year-end 2004 totals. Nonaccrual loan balances have increased, with a number of business loans in the process of liquidation or workout. The total of loans past due ninety days or more has decreased considerably from the high levels of June 30, with the decrease primarily in the business and commercial categories of the loan portfolio. The Company moved one commercial property to the status of troubled debt restructuring during the quarter. Concessions on the interest rate of the loan should assist the borrower in meeting the revised terms of his agreement with the Company, and no loss is anticipated on the property.

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

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2005 and 2004 follows:

                                    2005     2004
                                   ------   ------
Balance at January 1               $5,766   $5,497
Loans charged off                    (573)    (816)
Recoveries credited to allowance      119      258
Provision charged to operations       954      795
                                   ------   ------
Balance at September 30            $6,266   $5,734
                                   ======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2005 and 2004, and December 31, 2004.

                                   9/30/05   12/31/04   9/30/04
                                   -------   --------   -------
Business and commercial mortgage    $5,452    $5,036     $4,935
Tax exempt                              --        --         --
Residential mortgage                    13        20         45
Personal                               776       710        713
Construction                            --        --         --
Unallocated                             25        --         41
                                    ------    ------     ------
   Total                            $6,266    $5,766     $5,734
                                    ======    ======     ======

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

Loans to finance residential mortgages make up 12.5% of the portfolio at September 30, 2005, and are well-secured and have had historically low levels of net losses. That percentage continues to decline from prior periods, however, as loans have refinanced and many have been sold into the secondary market. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth continued during the third quarter of 2005, as total deposits increased at an annualized rate of 12.2%, and growth over the past twelve months was 10.9%. Short-term interest bearing accounts continue to be very popular with clients, while demand deposits declined modestly. The Banks are experiencing renewed interest by consumers in certificates of deposit, and while clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering longer-term deposits while the yield curve is relatively flat, in order to fund anticipated future loan growth. The Banks' deposit rates are consistently competitive with other banks in their market areas.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through brokered deposits, although they do participate in gathering out-of-market certificates of deposit through an automated network. The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2005 and 2004.

                                2005    2004
                               -----   -----
Noninterest bearing deposits    14.6%   15.9%
Interest bearing deposits       85.4%   84.1%
                               -----   -----
   Total deposits              100.0%  100.0%
                               =====   =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2004 and 2005. Short-term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. A small amount of advances were obtained during the third quarter.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at September 30, 2005. The following table shows the Company's capital ratios and ratio calculations as of September 30, 2005 and 2004, and December 31, 2004. Dollars are shown in thousands.

                                         Regulatory Guidelines       United Bancorp, Inc.
                                         ---------------------   ----------------------------
                                            Adequate   Well      9/30/05   12/31/04   9/30/04
                                            --------   ----      -------   --------   -------
Tier 1 capital to average assets               4%        5%          9.3%      9.3%       9.2%
Tier 1 capital to risk weighted assets         4%        6%         11.2%     11.5%      11.7%
Total capital to risk weighted assets          8%       10%         12.3%     12.7%      12.8%

Total shareholders' equity                                       $66,365   $62,224    $61,239
Intangible assets                                                 (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                           --        --         --
Unrealized (gain) loss on securities
   available for sale                                                 60       (99)      (385)
                                                                 -------   -------    -------
   Tier 1 capital                                                 62,956    58,656     57,385
Allowable loan loss reserves                                       6,266     5,766      5,734
                                                                 -------   -------    -------
   Tier 2 capital                                                $69,222   $64,422    $63,119
                                                                 =======   =======    =======

                              RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2005 resulted in the best quarter in the Company's history, surpassing the earnings of the third quarter of 2004 by 7.7%. At the same time, year to date earnings are up 7.8% from the same period in 2004. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income continues to increase quarter over quarter, as the Banks continue to benefit from asset growth. The Company's year to date yield on earning assets was up 53 basis points from the same period of 2004, while the Company's cost of funds increased from the nine-month 2004 levels by the same amount, with substantially no change in the tax equivalent spread. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2005 and 2004.

                                                               Nine Months Ended September 30,
                                               ---------------------------------------------------------------
                                                            2005                             2004
                                               ------------------------------   ------------------------------
                                                Average   Interest    Yield/     Average   Interest    Yield/
dollars in thousands                            Balance      (b)     Rate (c)    Balance      (b)     Rate (c)
--------------------                           --------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                          $  5,090   $   116      3.04%    $  3,986   $    33      1.10%
   Taxable securities                            72,042     1,524      2.82%      75,687     1,546      2.72%
   Tax exempt securities (b)                     29,832     1,246      5.57%      29,128     1,275      5.85%
   Taxable loans                                517,584    25,497      6.57%     463,297    20,875      6.01%
   Tax exempt loans (b)                           3,270       156      6.35%       1,371        62      6.33%
                                               --------   -------               --------   -------
      Total int. earning assets (b)             627,818    28,539      6.06%     573,469    23,791      5.53%
Less allowance for loan losses                   (5,977)                          (5,661)
Other assets                                     59,940                           59,498
                                               --------                         --------
TOTAL ASSETS                                   $681,781                         $627,306
                                               ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                   $122,191     1,037      1.13%    $113,481       433      0.51%
Savings deposits                                174,929     1,931      1.47%     176,555     1,176      0.89%
CDs $100,000 and over                            56,659     1,398      3.29%      36,741       815      2.96%
Other interest bearing deposits                 122,426     2,840      3.09%     105,907     2,188      2.75%
                                               --------   -------               --------   -------
      Total int. bearing deposits               476,205     7,207      2.02%     432,684     4,612      1.42%
Short term borrowings                             2,541        59      3.09%       2,589        27      1.39%
Other borrowings                                 42,620     1,437      4.50%      42,175     1,442      4.56%
                                               --------   -------               --------   -------
      Total int. bearing liabilities            521,366     8,703      2.23%     477,448     6,081      1.70%
                                                          -------                          -------
Noninterest bearing deposits                     86,567                           84,402
Other liabilities                                 9,218                            5,840
Shareholders' equity                             64,633                           59,616
                                               --------                         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $681,784                         $627,306
                                               ========                         ========
Net interest income (b)                                    19,837                           17,710
                                                          -------                          -------
Net spread (b)                                                         3.84%                            3.83%
                                                                       ====                             ====
Net yield on interest earning assets (b)                               4.21%                            4.12%
                                                                       ====                             ====
Tax equivalent adjustment on interest income                 (458)                            (443)
                                                          -------                          -------
Net interest income per income statement                  $19,379                          $17,267
                                                          =======                          =======
Ratio of interest earning assets to interest
   bearing liabilities                                                 1.20                             1.20
                                                                       ====                             ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, interest income and expense for the first nine months of 2005 increased from the same period of 2004, as net interest income improved by just over $2.1 million. During that time, interest income and interest expense both increased as a result of volume and rate increases, with growth providing the biggest portion of the improvement. More than half of the improvement in total interest income is a result of increases in volume, while the increase in the Company's cost of funds is primarily related to changes in rate. The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2005 and 2004 on a taxable equivalent basis, in thousands of dollars.

                                          2005 Compared to 2004             2004 Compared to 2003
                                     Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                     -------------------------------   -------------------------------
                                        Volume    Rate      Net           Volume     Rate     Net
                                        ------   ------   ------          ------   -------   -----
Interest earned on:
   Federal funds sold                   $   11   $   72   $   83          $ (145)  $    (4)  $(149)
   Taxable securities                      (76)      54      (22)            217      (377)   (160)
   Tax exempt securities                    31      (60)     (29)            (56)      (26)    (82)
   Taxable loans                         2,573    2,049    4,622           1,914    (1,507)    407
   Tax exempt loans                         94       --       94              (2)      (11)    (13)
                                        ------   ------   ------          ------   -------   -----
      Total interest income             $2,633   $2,115   $4,748          $1,928   $(1,925)  $   3
                                        ======   ======   ======          ======   =======   =====

Interest paid on:
   NOW accounts                         $   36   $  568   $  604          $   69   $  (138)  $ (69)
   Savings deposits                        (11)     766      755             101      (169)    (68)
   CDs $100,000 and over                   483      100      583             261      (233)     28
   Other interest bearing deposits         365      287      652            (385)      (21)   (406)
   Short term borrowings                    (1)      33       32              26        --      26
   Other borrowings                         15      (20)      (5)            107      (104)      3
                                        ------   ------   ------          ------   -------   -----
      Total interest expense            $  887   $1,734   $2,621          $  179   $  (665)  $(486)
                                        ======   ======   ======          ======   =======   =====
Net change in net interest income       $1,746   $  381   $2,127          $1,749   $(1,260)  $ 489
                                        ======   ======   ======          ======   =======   =====

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

NONINTEREST INCOME

Growth of noninterest income slowed in the third quarter of 2005. Total noninterest income in the third quarter of 2005 was just $262,000 better than the third quarter of 2004, and was $111,000 higher than the second quarter of 2005. Compared to the second quarter of 2005, noninterest income is up 3.8%, with several categories contributing to the improvement. Service charges on deposits improved 8.7%, while income from loan sales & servicing increased 4.0%, reflecting slowing of activity in the sale of mortgage loans in the secondary market. ATM, debit and credit card fee income continued to grow, and income from sale of nondeposit investment products improved 5.0%. Trust & Investment fee income was up slightly for the quarter, and is ahead of the first nine months of 2004 by 6.7%

Year to date noninterest income is 5.7% above the same period of 2004, with most categories exhibiting improvement. The one notable exception is income from loan sales and servicing, which is down 6.7% from the first nine months of 2004, when consumer activity in mortgage refinancing was quite high. In addition, income on bank-owned life insurance is down from the first three quarters of 2004 as long-term rates have declined.

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

NONINTEREST EXPENSES

Total noninterest expenses were down 2.7% during the third quarter of 2005, with declines in salaries and benefits, advertising and marketing and other expenses offsetting increases in external data processing and occupancy and equipment expense. External data processing expenses relate primarily to the costs of ATM, debit card, credit card and merchant processing. Year to date, noninterest expenses are up 10.8% over the same period of 2004. Most categories of expense have increased somewhat, reflecting the continued growth of the Company. Staff additions to support that growth have caused increases in salaries and benefit costs, and increases in advertising and marketing expenses reflect a number of new initiatives for the Company for 2005.

FEDERAL INCOME TAX

The Company's effective tax rate was down slightly from 2004 to 2005, at 27.6% for the first nine months of 2005, compared to 27.8% for the same period of 2004.

NET INCOME

Improvements in net income for the third quarter of 2005 compared to the same period of 2004 have resulted primarily from increased net interest income, while noninterest income is up slightly and expenses have increased as a result of continued growth. Net income for the first nine months of 2005 is 7.8% better than the same period of 2004, reflecting steady earnings growth for the Company.

While earnings continue to be strong, the Company anticipates that tightening margins and increased expenses will cause fourth quarter earnings to be lower than those achieved in the third quarter of 2005.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-27 to A-30 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors. For a discussion of applying critical accounting policies, see Critical Accounting Policies" on pages A-19 and A-20 of such Annual Report.

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

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the results of the simulation model as of September 30, 2005, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset sensitive, continuing a trend evident throughout 2004.

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

ITEM 4-CONTROLS AND PROCEDURES

INTERNAL CONTROL

The Company maintains internal controls that contain self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. The Board of Directors of the Company, operating through its Audit and Compliance Committee, provides oversight to the financial reporting process. Even effective internal controls, no matter how well designed, have inherent limitations, including the possibility of circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls may vary over time.

The Company's Audit and Compliance Committee is composed entirely of Directors who are not officers or employees of the Company.

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended September 30, 2005 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6-EXHIBITS

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

UNITED BANCORP, INC.

October 31, 2005


/S/ David S. Hickman                    /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
David S. Hickman                        Dale L. Chadderdon
Chairman and Chief Executive Officer    Executive Vice President & Chief
(Principal Executive Officer)           Financial Officer
                                        (Principal Financial Officer)

                                  Exhibit Index

Exhibit No.                               Description
------------                              -----------
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