Form 10-K
period 2005-12-31
UNITED BANCORP INC /MI/
filed 2006-03-15
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                            COMMISSION FILE #0-16640

                              UNITED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                             38-2606280
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

                                Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

                                Yes [ ]   No [X]

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $126,447,000, based on a closing price of $67.00 as reported on the OTC Bulletin Board.

As of February 8, 2006, there were 2,499,059 outstanding shares of registrant's common stock, no par value.

Documents Incorporated By Reference:

Portions of the registrant's definitive 2006 Proxy Statement in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              CROSS REFERENCE TABLE

                                                                           Page
ITEM NO.                         DESCRIPTION                             Numbers
--------                         -----------                             -------
PART I
1.  Business                                                                 3
    I   Selected Statistical Information                                     9
        (A) Distribution of Assets, Liabilities and Shareholders'
            Equity                                                           9
        (B) Interest Rates and Interest Differential                         9
    II  Investment Portfolio                                                10
    III Loan Portfolio                                                      10
        (A) Types of Loans                                                  10
        (B) Maturities and Sensitivities of Loans to Changes in
            Interest Rates                                                  10
        (C) Risk Elements                                                   11
        (D) Other Interest Bearing Assets                                   11
    IV  Summary of Loan Loss Experience                                     11
        (A) Changes in Allowance for Loan Losses                            11
        (B) Allocation of Allowance for Loan Losses                         12
    V   Deposits                                                            12
    VI  Return on Equity and Assets                                         12
    VII Short-Term Borrowings                                               12
1A. Risk Factors                                                            12
1B. Unresolved Staff Comments                                               16
2.  Properties                                                              16
3.  Legal Proceedings                                                       16
4.  Submission of Matters to a Vote of Security Holders                     16

PART II
5.  Market for Registrant's Common Equity, Related Stockholder
    Matters and Issuer Purchases of Equity Securities                       17
6.  Selected Financial Data                                                 17
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                               18
7A. Quantitative and Qualitative Disclosures About Market Risk              18
8.  Financial Statements and Supplementary Data                             18
9.  Changes in and Disagreements With Accountants on Accounting
    & Financial Disclosure                                                  18
9A. Controls and Procedures                                                 19
9B. Other Information                                                       20

PART III
10. Directors and Executive Officers of the Registrant                      21
11. Executive Compensation                                                  21
12. Security Ownership of Certain Beneficial Owners and Management
    and Related Stockholder Matters                                         21
13. Certain Relationships and Related Transactions                          21
14. Principal Accounting Fees and Services                                  22

PART IV
15. Exhibits and Financial Statement Schedules                              22
    Signatures                                                              25
    Power of Attorney                                                       26
    Exhibit Index                                                           27

                                     PART I

ITEM 1 - BUSINESS

United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust ("UBT").

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities which are closely related to the business of banking.

United Savings Bank ("USB") opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. United Savings Bank was acquired by the Company on January 1, 1986. USB changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

UBT delivers financial services through a system of eleven banking offices and one Trust office, plus thirteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

Banking services are delivered by UBTW through four banking offices and four automated teller machines in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the University of Michigan Medical Center.

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

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derive income from the sale of various insurance products to banking clients.

The following table shows comparative information concerning the Banks as of December 31, 2005, in thousands of dollars:

                                   Assets      Loans    Deposits
                                  --------   --------   --------
United Bank & Trust               $490,224   $365,106   $403,522
United Bank & Trust - Washtenaw    224,621    193,006    188,406

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

Supervision and Regulation

General. The Company and the Banks are subject to extensive regulation under federal and state laws. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

Set forth below is a description of the significant elements of some of the laws and regulations applicable to the Company and the Banks. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company and the Banks could have a material effect on the business of the Company and the Banks.

As a bank holding company within the meaning of the Bank Holding Company Act, the Company is required to file quarterly and annual reports of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board. The Federal Reserve Board is the primary regulator of the Company.

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

Under current regulations of the Federal Reserve Board, a holding company and its nonbank subsidiaries are permitted, among other activities, to engage, subject to certain specified limitations, in such banking related business ventures as sales and consumer finance, equipment leasing, credit bureau services and software operations, data processing and services transmission, discount securities brokerage, insurance, mortgage banking and brokerage, sale and leaseback and other forms of real estate banking. The Bank Holding Company Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. In addition, federal legislation prohibits acquisition of "control" of a bank or bank holding company without prior notice to certain federal bank regulators. "Control" in certain cases may include the acquisition of as little as 10% of the outstanding shares of capital stock.

In March of 2000, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted. Under the GLB Act, new opportunities became available for bank holding companies, banks and other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provided a new regulatory framework for regulation through the "financial holding company," with the Federal Reserve Board as the umbrella regulator. Functional regulation of the separately regulated subsidiaries of a financial holding company are conducted by their primary functional regulator. The Company became a financial holding company in 2000.

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

Dividends. The Company is a legal entity, separate and distinct from the Banks. Most of the Company's revenue will be received in the form of dividends, if any, paid by UBT and UBTW. Thus, the Company's ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions on UBT and UBTW concerning dividends. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized.

The Federal Deposit Insurance Corporation ("FDIC") may prevent an insured bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice.

Holding Company Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial and managerial strength to its Banks and to commit resources to support such subsidiaries. This support of its subsidiary banks may be required at times when, absent such Federal Reserve Board policy, the Company might not otherwise be inclined to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of such subsidiary banks.

Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended ("FDIA"), FDIC-insured depository institutions, such as any of the Banks, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or
(ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default." For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without federal regulatory assistance.

Capital Adequacy and Prompt Corrective Action. The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk adjusted ratio relating capital to risk- weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance- sheet items in the calculation of capital requirements. Generally, Tier 1 capital consists of shareholders' equity less intangible assets and unrealized gain or loss on securities available for sale, and Tier 2 capital consists of Tier 1 capital plus qualifying loan loss reserves.

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

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the under-capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Banks exceed the regulatory guidelines for well capitalized institutions. Information in Note 18 on Page A-38 hereof provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities are currently expected to release proposed rules to implement the BIS's new capital accord in the first quarter of 2006. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Company and the Banks.

Affiliate Transactions. Banks are subject to restrictions imposed by federal law on extensions of credit to, purchases of assets from, and certain other transactions with affiliates and on investments in stock or other securities issued by affiliates. Such restrictions prevent the Banks from making loans to affiliates unless the loans are secured by collateral in specified amounts and have terms at least as favorable to the Banks as the terms of comparable transactions between the Banks and non-affiliates. Further, applicable federal and state laws significantly restrict extensions of credit by the Banks to directors, executive officers and principal stockholders and related interests of such persons.

Deposit Insurance. Substantially all of the deposits of the Banks are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC and are subject to deposit insurance assessments to maintain the BIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. The Banks paid insurance premiums of $74,009 in 2005, however, it is possible that the FDIC could impose assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. During 2005, the Banks paid $5,994 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation.

Depositor Preference. The FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and area assigned ratings. In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act, or to acquire any company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financing institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act") substantially broadened the scope of the United States and anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing by verifing the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institutions.

Legislative Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Banks could have a material effect on the business of the Company.

Consumer Protection Regulation. Other aspects of the lending and deposit businesses of the Banks that are subject to federal and state regulation include disclosure requirements with respect to interest, payment and other terms of consumer and residential mortgage loans, disclosure of interest and fees and other terms of, and the availability of, funds for withdrawal from consumer deposit accounts, prohibiting certain forms of discrimination in credit transactions, and imposing certain recordkeeping, reporting and disclosure requirements with respect to residential mortgage loan applications.

Accounting Standards

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-26 hereof, and is incorporated herein by reference.

Competition

The banking business in the Company's service area is highly competitive. In their markets, the Banks compete with a number of community banks and subsidiaries of large multi-state, multi-bank holding companies. In addition, the banks face competition from credit unions, savings associations, finance companies, loan production offices and other financial services companies.

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the subsidiary banks continue to expand their loan and deposit portfolios.

Employees

On December 31, 2005, the Company and its subsidiaries employed 195 full-time and 39 part-time employees. This compares to 190 full-time and 47 part-time employees at December 31, 2004. On January 1, 2005, the operations and support areas of UBT moved to the Company. As a result, the Company has 69 full-time and part-time employees as of December, 31, 2005.

I    SELECTED STATISTICAL INFORMATION

(A)  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

(B)  INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 through A-9 hereof, and is incorporated herein by reference.

II   INVESTMENT PORTFOLIO

The following table reflects the carrying values and yields of the Company's securities portfolio for 2005. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable            0 - 1     1 - 5     5 - 10   Over 10
Available For Sale                                   Year     Years     Years     Years     Total
                                                   -------   -------   -------   -------   -------
U.S. Treasury and government agencies (1)          $40,138   $18,419   $    --   $   --    $58,557
   Weighted average yield                             3.43%     3.50%       --       --       3.45%
Obligations of states and political subdivisions   $13,306   $12,643   $13,824   $1,837    $41,610
   Weighted average yield                             3.28%     3.95%     3.84%    4.62%      3.73%
Equity and other securities (2)                    $ 3,265   $    --   $    --   $   --    $ 3,265
   Weighted average yield                             4.25%       --        --       --       4.25%
   Total securities                                $56,709   $31,062   $13,824   $1,837    $103,432
      Weighted average yield                          3.43%     3.68%     3.84%    4.62%      3.58%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2005, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-9, and in Note 3 on Page A-29 hereof, and is incorporated herein by reference.

III  LOAN PORTFOLIO

(A)  TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                     2005       2004       2003       2002       2001
                                   --------   --------   --------   --------   --------
Personal                           $ 81,571   $ 74,142   $ 70,301   $ 71,010   $ 62,792
Business and commercial mortgage    320,188    278,838    256,778    212,611    163,329
Tax exempt                            3,133      3,325      1,476      1,417      1,878
Residential mortgage (1)             67,246     76,228     85,156    110,985    117,553
Construction                         85,975     64,365     33,109     34,503     33,172
                                   --------   --------   --------   --------   --------
   Total loans (1)                 $558,112   $496,898   $446,820   $430,526   $378,724
                                   ========   ========   ========   ========   ========
Personal                               14.6%      14.9%      15.7%      16.5%      16.6%
Business and commercial mortgage       57.4%      56.1%      57.5%      49.4%      43.1%
Tax exempt                              0.6%       0.7%       0.3%       0.3%       0.5%
Residential mortgage (1)               12.0%      15.3%      19.1%      25.8%      31.0%
Construction                           15.4%      13.0%       7.4%       8.0%       8.8%
                                   --------   --------   --------   --------   --------
   Total loans (1)                    100.0%     100.0%     100.0%     100.0%     100.0%
                                   ========   ========   ========   ========   ========

(1)  Includes loans held for sale

(B)  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2005, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                     0 - 1      1 - 5    After 5
                                                     Year       Years     Years      Total
                                                   --------   --------   -------   --------
Business and commercial mortgage - fixed rate      $ 25,863   $ 95,884   $10,015   $131,762
Business and commercial mortgage - variable rate     52,917     82,977    52,530    188,424
Tax exempt - fixed rate                                 279        620     2,234      3,133
Tax exempt - variable rate                               --         --        --         --
Construction -fixed rate                              4,942      6,778        --     11,720
Construction -variable rate                          71,652      2,602        --     74,254
                                                   --------   --------   -------   --------
   Total fixed rate                                  31,084    103,282    12,249    146,616
   Total variable rate                              124,569     85,579    52,530    262,679
                                                   --------   --------   -------   --------
      Total                                        $155,654   $188,862   $64,779   $409,295
                                                   ========   ========   =======   ========

(C)  RISK ELEMENTS

     Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2005, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate   $363
Interest that was included in revenue                                       --
                                                                          ----
Net impact on interest revenue                                            $363
                                                                          ====

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-10 through A-13, in Note 1 on Pages A-26 and A-27 and Notes 5 and 6 on Page A-31 hereof, and is incorporated herein by reference

At December 31, 2005, the Banks had fifteen loans, other than those disclosed above, for a total of $2,542,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D)  OTHER INTEREST BEARING ASSETS

As of December 31, 2005, other than $871,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

(A)  CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 2001 through 2005, in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                             2005     2004     2003     2002     2001
                                            ------   ------   ------   ------   ------
Balance at beginning of period              $5,766   $5,497   $4,975   $4,571   $4,032
Charge-offs:
   Business and commercial mortgage            516      739      139      338       73
   Residential mortgage                          1        7       19       --       50
   Personal                                    362      320      512      484      238
                                            ------   ------   ------   ------   ------
      Total charge-offs                        879    1,066      670      822      361
                                            ------   ------   ------   ------   ------
Recoveries:
   Business and commercial mortgage             58      188       20       16       40
   Residential mortgage                          2       --        3       --       --
   Personal                                     82       99      100      105      138
                                            ------   ------   ------   ------   ------
      Total recoveries                         142      287      123      121      178
                                            ------   ------   ------   ------   ------
Net charge-offs                                737      779      547      701      183
                                            ------   ------   ------   ------   ------
Additions charged to operations              1,332    1,048    1,069    1,105      722
Adjustment for credit cards sold                --       --       --       --       --
                                            ------   ------   ------   ------   ------
Balance at end of period                    $6,361   $5,766   $5,497   $4,975   $4,571
                                            ======   ======   ======   ======   ======
Ratio of net charge-offs to average loans     0.14%    0.17%    0.13%    0.13%    0.05%
Allowance as percent of total loans           1.14%    1.16%    1.23%    1.16%    1.21%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $1,332,000 in 2005, compared to $1,048,000 in 2004 and $1,069,000 in 2003. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.14% of the portfolio.

(B)  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                    2005     2004     2003     2002     2001
                                   ------   ------   ------   ------   ------
Business and commercial mortgage   $5,471   $5,036   $4,775   $3,950   $3,060
Tax exempt                             --       --       --       --       --
Residential mortgage                   14       20       37       15       20
Personal                              777      710      685      571      496
Construction                           --       --       --       --       --
Unallocated                            99       --       --      439      995
                                   ------   ------   ------   ------   ------
Total                              $6,361   $5,766   $5,497   $4,975   $4,571
                                   ======   ======   ======   ======   ======

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V    DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-5 and maturities of time deposits is provided in Note 9 on Page A-32 hereof, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2005, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                 Time Certificates
                                 -----------------
Within three months                   $17,135
Over three through six months          14,950
Over six through twelve months         15,889
Over twelve months                     20,088
                                      -------
   Total                              $68,062
                                      =======

VI   RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-3 and A-4 hereof, and are incorporated herein by reference.

VII  SHORT-TERM BORROWINGS

The information required by this section is contained in Note 10 on Page A-32 hereof, and is incorporated herein by reference. No additional information is required as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 1A - RISK FACTORS

An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company Is Subject To Interest Rate Risk

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, and (ii) the fair value of the Company's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Company Is Subject To Lending Risk

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2005, approximately 73% of the Company's loan portfolio consisted of business and commercial mortgage and construction loans. Because the Company's loan portfolio contains a significant number of business and commercial and mortgage and personal construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non- performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Allowance For Possible Loan Losses May Be Insufficient

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations.

The Company's Profitability Depends Significantly On Economic Conditions In The State Of Michigan

The Company's success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lenawee, Monroe and Washtenaw Counties, Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations. See, however, the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Background" on page A2.

The Company Operates In A Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include credit unions, savings associations and various finance companies and loan production offices, in addition to a number of community banks and subsidiaries of large multi-state and multi-bank holding companies. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the subsidiary banks continue to expand their loan and deposit portfolios.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company and the Banks are subject to extensive federal and state regulation and supervision as disclosed under "Item 1. Business - Supervision and Regulation." Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

The Company's Stock Price Can Be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want to and at prices you find attractive. The Company's stock price can fluctuate significantly in response to a variety of factors.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results. In addition, the trading volume in the Company's common stock is significantly less than that of other larger financial services companies. This can make the Company's stock price volatile as significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

An Investment In The Company's Common Stock Is Not An Insured Deposit

The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation (FDIC), any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you may lose some or all of your investment.

The Company's Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The executive offices of the Company are located at the main office (Hickman Financial Center) of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. On January 1, 2005, UBI acquired a 12,000 square foot operations and training center from UBT. The facility is located in Tecumseh. UBT operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. In 2005, the Bank moved its Trust & Investment Group to a new leased facility in Tecumseh. The bank owns all of the buildings except for the Trust facility, and leases the land for one office in the city of Adrian. All offices other than the Hickman Financial Center offer drive-up facilities.

United Bank & Trust - Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline and the villages of Dexter and Manchester, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, leases the building for the Manchester office, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices, which it moved into in 2003. All offices offer ATM services, and all offices other than Manchester offer drive-up facilities.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 2005 and 2004 as quoted on the OTC Bulletin Board, under the symbol of UBMI.OB. These prices do not reflect private trades not involving brokers or dealers. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 1,366 shareholders of record as of December 31, 2005. The prices and dividends per share have been adjusted to reflect the 2005 and 2004 stock dividends.

                      2005                          2004
          ---------------------------   ---------------------------
            Market price       Cash       Market price       Cash
          ---------------   dividends   ---------------   dividends
Quarter    High      Low     declared    High      Low     declared
-------   ------   ------   ---------   ------   ------   ---------
  1st     $65.71   $62.86     $0.333    $59.41   $57.14     $0.309
  2nd      67.00    62.86      0.350     63.81    59.41      0.324
  3rd      68.00    62.00      0.370     63.81    63.81      0.333
  4th      66.00    59.50      0.370     63.81    63.81      0.333

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31 (In thousands, except per share data).

FINANCIAL CONDITION                               2005       2004       2003       2002       2001
-------------------                             --------   --------   --------   --------   --------
ASSETS
Cash and demand balances in other banks         $ 20,416   $ 18,188   $ 21,425   $ 16,719   $ 15,980
Federal funds sold                                    --         --         --      7,700     10,800
Securities available for sale                    103,432    103,786    108,734     97,380     90,243
Net loans                                        551,751    491,132    441,323    425,551    374,153
Other assets                                      38,180     37,245     38,291     26,549     27,526
                                                --------   --------   --------   --------   --------
   Total Assets                                 $713,779   $650,351   $609,773   $573,899   $518,702
                                                ========   ========   ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                    $ 88,404   $ 85,598   $ 78,184   $ 71,976   $ 61,845
Interest bearing certificates of deposit of
   $100,000 or more                               68,062     40,057     30,946     28,439     29,462
Other interest bearing deposits                  434,186    404,223    393,453    371,135    359,991
                                                --------   --------   --------   --------   --------
   Total deposits                                590,652    529,878    502,583    471,550    451,298
Short term borrowings                              6,376      8,726      8,076         75      1,019
Other borrowings                                  42,228     42,847     35,375     41,867     12,009
Other liabilities                                  6,901      6,676      6,356      7,027      6,199
                                                --------   --------   --------   --------   --------
   Total Liabilities                             646,157    588,127    552,390    520,519    470,525
Shareholders' Equity                              67,622     62,224     57,383     53,380     48,177
                                                --------   --------   --------   --------   --------
   Total Liabilities and Shareholders' Equity   $713,779   $650,351   $609,773   $573,899   $518,702
                                                ========   ========   ========   ========   ========

RESULTS OF OPERATIONS                     2005      2004      2003      2002      2001
---------------------                   -------   -------   -------   -------   -------
Interest income                         $38,649   $31,720   $30,835   $33,535   $34,400
Interest expense                         12,286     8,423     8,507    10,716    14,919
                                        -------   -------   -------   -------   -------
   Net Interest Income                   26,363    23,297    22,328    22,819    19,481
Provision for loan losses                 1,332     1,048     1,069     1,105       722
Noninterest income                       11,669    11,010    11,822     9,999     8,641
Noninterest expense                      25,195    22,646    22,669    21,644    20,537
                                        -------   -------   -------   -------   -------
   Income before Federal income tax      11,505    10,613    10,412    10,069     6,863
Federal income tax                        3,181     2,960     3,024     2,934     1,857
                                        -------   -------   -------   -------   -------
   Net Income                           $ 8,324   $ 7,653   $ 7,388   $ 7,135   $ 5,006
                                        =======   =======   =======   =======   =======

Basic earnings per share (1) (2)        $  3.31   $  3.07   $  2.99   $  2.90   $  2.04
Diluted earnings per share (1) (2)         3.29      3.05      2.97      2.89      2.04
Cash dividends declared per share (2)      1.42      1.30      1.20      1.15      1.07

(1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

(2) Adjusted to reflect the stock dividends paid in 2005, 2004, 2003, 2002, and 2001.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on pages A-2 through A-20 hereof, and is incorporated by reference herein.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on pages A-13 through A-16 hereof, and is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data - The information required by this item is contained on page A-3 hereof, and is incorporated by reference herein.

Other information required by this item is contained on pages A-22 through A-41 hereof, and is incorporated by reference herein.

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

(b) The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission (COSO) in "Internal Control
     - Integrated Framework." Based on our assessment we believe that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

     The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. The report immediately follows this report.


/S/ Robert K. Chapman                   /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Dale L. Chadderdon
President and Chief Executive Officer   Executive Vice President and
                                        Chief Financial Officer

(c)  To the Shareholders of United Bancorp, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. A company's internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection or unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
     (COSO). Also in our opinion, United Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Bancorp, Inc. and our report dated January 20, 2006, expressed an unqualified opinion thereon.


                                        /S/ BKD, LLP
                                        ----------------------------------------
                                        BKD, LLP

     Indianapolis, Indiana
     January 20, 2006

(d) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     None

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

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers, Committees and Meetings of the Board of Directors" and "Beneficial Ownership Reporting Compliance" in the Company's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" in the Company's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the heading "Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" in the Company's 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" in the Company's 2006 Proxy Statement and in Note 14 on Page A-35 hereof and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2006 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

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

     10.1 Management Agreement effective January 1, 2006, between United Bancorp, Inc. and David S. Hickman, filed as Exhibit C to the Company's Form 8-K dated December 3, 2005 (file number 0-16640) and incorporated herein by reference.

     10.2 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Robert K. Chapman, filed as Exhibit 10.1 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.3 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Randal J. Rabe, filed as Exhibit 10.2 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.4 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Dale L. Chadderdon, filed as Exhibit 10.3 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.5 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Todd C. Clark, filed as Exhibit 10.4 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.6 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Thomas C. Gannon, filed as Exhibit 10.5 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.7 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and Jamice W. Guise, filed as Exhibit 10.6 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     10.8 Employment Agreement effective January 1, 2006, between United Bancorp, Inc. and John A. Odenweller, filed as Exhibit 10.7 to the Company's Form 8-K dated January 11, 2006 (file number 0-16640) and incorporated herein by reference.

     11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-29 and Note 19 on Page A-39 hereof.

     14 Registrant's Code of Business Conduct and Ethics as adopted December 9, 2003

     21   Listing of Subsidiaries, filed herewith.

     23   Consent of BKD LLP, Independent Accountants, filed herewith.

     24 Power of Attorney contained on the signature pages of the 2005 Annual Report on Form 10-K.

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

Date Filed          Purpose
----------          -------
October 18, 2005    Relating to press release regarding third quarter 2005
                    earnings.
December 15, 2005   Relating to press release regarding declaration of cash
                    dividend
December 23, 2005   Relating to press release regarding entry into material
                    agreement and change in Director or Principal Officer.

                              UNITED BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

The Business of United Bancorp, Inc.                                         A-2

Management's Discussion and Analysis of Financial Condition and
Results of Operations
   Background                                                                A-2
   Executive Summary                                                         A-3
   Results of Operations                                                     A-3
   Financial Condition                                                       A-9
   Liquidity, Funds Management and Market Risk                              A-13
   Capital Resources                                                        A-16
   Contractual Obligations                                                  A-17
   Prospective Accounting and Regulatory Changes                            A-17
   Critical Accounting Policies                                             A-18
   Forward-Looking Statements                                               A-19

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


NATURE OF BUSINESS

United Bancorp, Inc. is a Michigan Bank Holding Company headquartered in Tecumseh, Michigan. The Company's subsidiary banks (the "Banks") have local Boards of Directors and are locally managed. The Banks offer a full range of financial services through a system of seventeen banking offices located in Lenawee, Monroe and Washtenaw Counties. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Companywide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. (the "Company") and its subsidiary banks (the "Banks"), United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW").

In accordance with Rule 14a-3 (c) of the Securities Exchange Act of 1934 (the "Exchange Act"), the information contained in the narrative and tabular information and in the consolidated financial statements and notes thereto is provided solely for the information of shareholders and the Securities and Exchange Commission (the "Commission"). Such information shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A under the Exchange Act (except as provided in Rule 14a-3) or to the liabilities of Section 18 of the Exchange Act, unless, and only to the extent that, it is expressly incorporated by reference into the Form 10-K of the Company for its fiscal year ended December 31, 2005.

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

The Company's Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Trust & Investment Group offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a


                                    Page A-2
fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks. These products help to diversify the Company's sources of income.

While unemployment in Michigan remains among the highest in the U.S., the markets served by the Banks are only marginally impacted. In particular, the Ann Arbor market has much lower unemployment levels than does the rest of the State. While recent downturns in the economy have impacted some small companies, in general the Banks have not felt the impact of this decline. In addition, in part through the addition of its Ann Arbor subsidiary in 2001, the Company continues to gain market share in its market areas.

EXECUTIVE SUMMARY

Net income of the Company for 2005 improved over 2004 as a result of increased net interest income and noninterest income, and in spite of increased noninterest expenses. Net interest income increased significantly, as spread and net interest margin improved as a result of rising interest rates and balance sheet growth. Noninterest income was up from 2004, with most categories experiencing improvement. The Company's provision for loan loss and other expenses were also up from 2004, as a result of continued growth.

The second half of 2005 was stronger than the first half of the year, as net interest income continued its steady improvement quarter over quarter. Noninterest income declined slightly in the last two quarters of 2005, and expenses were consistent between quarters. The chart below shows the trends of the major components of earnings for the four quarters of 2005.

in thousands of dollars, where appropriate   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                             -------   -------   -------   -------
Net interest income before provision         $6,984    $6,710    $6,524    $6,145
Provision for loan losses                       378       329       302       323
Noninterest income                            2,961     3,060     2,949     2,699
Noninterest expense                           6,359     6,294     6,469     6,073
Federal income tax provision                    889       882       745       665
Net income                                   $2,319    $2,265    $1,957    $1,783
Return on average assets (a)                   1.30%     1.27%     1.14%     1.09%
Return on average shareholders' equity (a)    13.77%    13.64%    12.04%    11.45%

(a)  Annualized

RESULTS OF OPERATIONS

Earnings Summary and Key Ratios

Consolidated net income improved 8.8% over record levels achieved in 2004, with growth at United Bank & Trust - Washtenaw contributing significantly to that improvement. This percentage increase compares to an increase in 2004 of 3.6% over 2003 levels. Increases in short-term interest rates during the year caused the Company's net interest margin to improve as a result of the asset-sensitive position of the balance sheet. Improvement in margin was also aided by strong growth in loans and deposits, and net interest income improved 13.2% over the prior year, compared to an increase of 4.3% in 2004 over 2003.


At the same time, noninterest income increased 6.0% from the levels achieved in 2004. Income from the sale and servicing of residential real estate mortgages in the secondary market was flat from 2004, and income from bank-owned life insurance declined. These reductions of income were more than offset by increases in other areas, as the diversity of the Company's earnings stream was evident. Expenses were up 11.3% from 2004, and the provision for loan loss also increased. The end result was an improvement in net income.

Return on average assets was flat compared to 2004, while return on average equity improved slightly compared to 2004. At the same time, book value per share and cash dividends per share continue to provide improving returns to shareholders. The following chart shows trends in these and other ratios. All figures are adjusted to reflect stock dividends.

                                                                     5 Year
Performance Ratios                        2005     2004     2003    Average
                                         ------   ------   ------   -------
Return on average assets                   1.21%    1.21%    1.25%    1.19%
Return on average shareholders' equity    12.75%   12.72%   13.30%   12.70%
Average equity to average total assets      9.5%     9.5%     9.4%
Dividend payout ratio                      42.6%    42.0%    39.9%
Book value per share                     $27.12   $25.16   $23.39
Cash dividends per share                 $1.423   $1.299   $1.201

Book value per share is based on shares outstanding at December 31 of 2,493,238 for 2005, 2,472,852 for 2004 and 2,453,022 for 2003 as adjusted for stock dividends. Dividends per share does not include contingently issuable shares, and is based on average adjusted shares outstanding of 2,489,589 for 2005, 2,469,964 for 2004 and 2,450,702 for 2003, as adjusted for stock dividends.

Net Interest Income

United Bancorp, Inc. derives the greatest portion of its income from net interest income. As interest rates declined in 2002 and 2003, the Banks took the opportunity to lengthen the maturity of their liabilities, in preparation for possible future increases in interest rates. This had the impact of reducing net interest income in anticipation of rising rates in future periods. While this strategy was basically sound, interest rates did not increase consistently across the yield curve, and the rising rates in 2004 did not improve net interest income as much as if the entire yield curve had shifted up.

In 2005, the Banks remained relatively asset-sensitive, and continued increases in short-term rates combined with balance sheet growth. Net interest income increased 13.2% over 2004, compared to an increase of 4.3% in 2004 over 2003. Yields on earning assets improved to 6.18% for 2005, up from 5.79% in 2004, with the greatest portion of that improvement occurring in the loan portfolio. The average cost of funds also increased, but tax equivalent spread moved from 3.82% in 2004 to 3.86% in 2005. Net interest margin experienced similar improvement, moving from 4.12% in 2004 to 4.25% in 2005.

The following table provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have impacted the margin.


          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

Dollars in Thousands                                 2005                        2004                        2003
                                          --------------------------  --------------------------  --------------------------
                                           Average            Yield/   Average            Yield/   Average            Yield/
                                           Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                                          --------  --------  ------  --------  --------  ------  --------  --------  ------
ASSETS

Interest earning assets (a)
   Federal funds sold                     $  5,762   $   193   3.35%  $  3,906   $    51   1.30%  $ 19,287   $   214   1.11%
   Taxable securities                       70,375     2,032   2.89%    75,755     2,058   2.72%    66,860     2,218   3.32%
   Tax exempt securities (b)                31,937     1,778   5.57%    28,981     1,680   5.80%    30,672     1,791   5.84%
   Taxable loans                           524,156    35,085   6.69%   469,749    28,426   6.05%   424,719    27,138   6.39%
   Tax exempt loans (b)                      3,259       207   6.37%     1,387        92   6.63%     1,385        95   6.85%
                                          --------   -------   ----   --------   -------   ----   --------   -------   ----
   Total interest
      earning assets (b)                   635,489   $39,297   6.18%   579,778   $32,306   5.57%   542,923   $31,456   5.79%
Cash and due from banks                     19,024                      21,052                      17,959
Premises and equipment, net                 10,913                      14,232                      14,375
Intangible assets                            3,469                       3,469                       3,469
Other assets                                26,795                      20,278                      14,823
Unrealized gain on securities
   available for sale                         (137)                        570                       1,434
Allowance for loan losses                   (6,029)                     (5,698)                     (5,256)
                                          --------                    --------                    --------
Total Assets                              $689,524                    $633,681                    $589,727
                                          ========                    ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities
NOW accounts                              $122,904   $ 1,478   1.20%  $115,140   $   696   0.60%  $100,809   $   633   0.63%
Savings deposits                           176,582     2,805   1.59%   175,658     1,671   0.95%   164,959     1,614   0.98%
CDs $100,000 and over                       59,047     2,030   3.44%    38,853     1,138   2.93%    26,783     1,033   3.86%
Other int. bearing deposits                124,399     3,971   3.19%   106,496     2,950   2.77%   120,966     3,358   2.78%
                                          --------   -------   ----   --------   -------   ----   --------   -------   ----
Total int. bearing deposits                482,932    10,285   2.13%   436,147     6,455   1.48%   413,517     6,638   1.61%
Short term borrowings                        2,283        74   3.24%     2,447        38   1.55%       138         1   0.62%
Other borrowings                            42,729     1,927   4.51%    42,343     1,930   4.56%    38,265     1,869   4.88%
                                          --------   -------   ----   --------   -------   ----   --------   -------   ----
Total int. bearing liab.                   527,944    12,286   2.33%   480,937     8,423   1.75%   451,920     8,508   1.88%
                                                     -------                     -------                     -------
Nonint. bearing deposits                    86,779                      86,156                      75,511
Other liabilities                            9,539                       6,398                       6,735
Shareholders' equity                        65,262                      60,190                      55,561
                                          --------                    --------                    --------
Total Liabilities and
   Shareholders' Equity                   $689,524                    $633,681                    $589,727
                                          ========                    ========                    ========
Net interest income (b)                               27,011                      23,883                      22,948
   Tax-equivalent adjustment                             648                         586                         620
                                                     -------                     -------                     -------
Net interest income, GAAP basis                      $26,363                     $23,297                     $22,328
                                                     =======                     =======                     =======
Net spread                                                     3.86%                       3.82%                       3.91%
Net yield on interest earning assets (b)                       4.25%                       4.12%                       4.23%
Ratio of interest earning assets to
   interest bearing liabilities                                1.20                        1.21                        1.20

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.


The following tables support the fact that the increase in net interest income during 2005 was a result of balance sheet growth, combined with changes in yields and rate. For the year, the net increase in net interest income as a result of changes in volume was three times larger than the increase resulting from changes in rate.

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

                                    2005 compared to 2004         2004 compared to 2003
                                 Increase (decrease) due to:   Increase (decrease) due to:
                                 ---------------------------   ---------------------------
In thousands of dollars           Volume     Rate      Net      Volume     Rate      Net
                                  ------   -------   ------     ------   -------   ------
Interest earned on:
   Federal funds sold             $   33   $   109   $  142     $ (194)  $    31   $ (163)
   Taxable securities               (151)      126      (25)       272      (433)    (161)
   Tax exempt securities             166       (68)      98        (98)      (13)    (111)
   Taxable loans                   3,475     3,184    6,659      2,776    (1,488)   1,288
   Tax exempt loans                  119        (3)     116         --        (3)      (3)
                                  ------   -------   ------     ------   -------   ------
      Total interest income       $3,642   $ 3,348   $6,990     $2,756   $(1,906)  $  850
Interest expense on:
   NOW accounts                   $   50   $   733   $  783     $   87   $   (24)  $   63
   Savings deposits                    9     1,125    1,134        103       (46)      57
   Interest bearing CDs of
      100,000 or greater             668       224      892        393      (288)     105
   Other int. bearing deposits       536       485    1,021       (401)       (7)    (408)
   Short term borrowings              (3)       39       36         34         3       37
   Other borrowings                   18       (21)      (3)       191      (130)      61
                                  ------   -------   ------     ------   -------   ------
      Total interest expense      $1,278   $ 2,585   $3,863     $  407   $  (492)  $  (85)
                                  ------   -------   ------     ------   -------   ------
Net change in net
   interest income                $2,364   $   763   $3,127     $2,349   $(1,414)  $  935

Provision for Loan Losses

The Company's gross charge-offs within its loan portfolio declined in 2005, following an increase in 2004. At the same time, recoveries were down from 2004 levels, and net charge-offs of $737,000 for 2005 were below the 2004 charge-offs of $779,000. The provision for 2005 was up from the prior two years, exceeding the 2004 figure by 27.1%. This provision provides for currently anticipated losses inherent in the current portfolio, and Management continues to evaluate its allocation methodology to assure that the Banks are adequately protected against these losses.

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


Noninterest Income

Total noninterest income increased 6.0% in 2005 over 2004. This follows declines of 6.9% and increases of 15.7% in 2004 and 2003, respectively. The following table summarizes changes in noninterest income by category for 2005 and 2004, in thousands of dollars where appropriate.

Change in Categories of Noninterest Income

                                              2005      2004    Change     2003    Change
                                            -------   -------   ------   -------   ------
Service charges on deposit accounts         $ 3,017   $ 2,774     8.8%   $ 2,623      5.8%
Trust & Investment fee income                 3,874     3,754     3.2%     3,104     20.9%
Gains (losses) on securities transactions        (1)      (29)  -96.6%       105   -127.6%
Income from loan sales and servicing          1,215     1,222    -0.6%     2,988    -59.1%
ATM, debit and credit card fee income         1,677     1,469    14.2%     1,442      1.9%
Sale of nondeposit investment products          798       721    10.7%       751     -4.0%
Bank owned life insurance                       398       443   -10.2%       250     77.2%
Other income                                    691       656     5.3%       559     17.4%
                                            -------   -------   -----    -------   ------
   Total Noninterest Income                 $11,669   $11,010     6.0%   $11,822     -6.9%
                                            =======   =======   =====    =======   ======

Service charges on deposit accounts were up 8.8% in 2005, compared to an increase of 5.8% in 2004 and 12.6% in 2003 This is consistent with the fact that total deposits grew 11.5% during 2005, with short-term deposit products making up a smaller portion of total deposits. Those categories of deposits generate fee income, while certificates of deposit do not. 2005 marked the first full year of the Banks' utilization of a High Performance Checking promotion as a method of gathering deposits. Deposit service charges were restructured as a result of this new program.

The Trust & Investment Group of UBT continues to provide a steady contribution to the Company's income statement. Trust fee income increased modestly in 2005 compared to 2004, when fee income grew 20.9% over the prior year. Assets managed by the department at December 31, 2005 were $605.9 million, compared to $616.9 million at the end of 2004 and $579.7 million at the end of 2003. The Trust department implemented a small fee increase late in 2004, which provided some benefit to 2005 earnings and helped to offset the decline in asset balances. Future changes in Trust fee income are dependent on the growth of the Department and the market value of assets managed.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. During 2005, clients continued to exhibit a preference for fixed rate loans as market rates declined, resulting in a portion of those loans originated by the Banks being sold in the secondary market. In addition, some of the mortgages previously held on the balance sheets of the Banks were refinanced and sold in the secondary market, providing additional servicing income.

Income from loan sales and servicing was virtually flat in 2005 compared to 2004, following a decline of 59.1% in 2004 over 2003. As a result of the continued slowdown in refinancing volume in 2005 and 2004, the Company experienced improved fee income as the write-off of unamortized servicing rights declined with the slowing of the pace of refinancing within the residential real estate mortgage portfolios. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2005, 2004 or 2003 as a result of impairment or other reasons.


ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate seventeen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 14.2% in 2005 over 2004, compared to an increase of 1.9% from 2003 to 2004.

Income from the sale of nondeposit investment products is derived from the sale of investments and insurance products to clients, including credit and title insurance policies, annuities, mutual funds and other investment vehicles. This category of income increased 10.7% in 2005 over 2004, following a decline in 2004 compared to 2003. The improvement reflects higher sales volumes, primarily of annuities and mutual fund products.

The decline in income from bank-owned life insurance in 2005 reflects yields that have lagged market rates. However, future yields should reflect the recent increases in interest rates. Other noninterest income during the year consisted of income from various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income and other fees. This category of noninterest income improved 5.3% from 2004 to 2005, following an increase of 17.4% from 2003 to 2004, with no one area contributing significantly more to the improvement. Overall, total noninterest income increased $659,000 from 2004 to 2005, reflecting the diversity of the Company's noninterest income sources. Management anticipates continued improvement in the future as the sources of noninterest income remain fluid.

Noninterest Expense

The following table summarizes changes in noninterest expense by category for 2005 and 2004, in thousands of dollars where appropriate.

Change in Categories of Noninterest Expense

                                         2005      2004    Change     2003    Change
                                       -------   -------   ------   -------   ------
Salaries and employee benefits         $14,662   $13,502     8.6%   $13,672    -1.2%
Occupancy and equipment expense, net     4,074     4,019     1.4%     3,927     2.3%
External data processing                 1,283     1,125    14.0%     1,208    -6.9%
Advertising and marketing                1,106       382   189.5%       360     6.1%
Director fees                              384       367     4.6%       340     7.9%
Other expense                            3,686     3,251    13.4%     3,162     2.8%
                                       -------   -------   -----    -------    ----
   Total Noninterest Expense           $25,195   $22,646    11.3%   $22,669    -0.1%
                                       =======   =======   =====    =======    ====

Total noninterest expenses were up 11.3% in 2005, while total assets grew 9.8% from the end of 2004 to 2005. The largest percentage increases for the year were in external data processing, advertising and marketing expenses. The Company continues to emphasize cost controls, while continuing to make the expenditures necessary to remain competitive.

Salaries and benefits are the organization's largest single area of expense. During 2005, this category of expense increased 8.6% from 2004 levels, compared to a decline of 1.2% in 2004 over 2003. Benefits costs continue to be a large contributor to personnel expense, while the amounts paid to co-workers for profit sharing bonuses and 401(k) profit sharing contributions increased in 2005 as the Company exceeded its earnings targets and other objectives.

Occupancy and equipment expense increased 1.4% in 2005, compared to an increase of 2.3% in 2004. This modest increase reflects the fact that there were no significant additions to the Company's technology or banking office infrastructure in 2005.


Advertising and marketing expenses provided the largest percentage increase in expense for 2005, up 189.5% over 2004. This increase includes costs of the High Performance Checking program, along with the cost of increased marketing and advertising presence in the communities served by the Banks. Other expenses were up 13.4% over 2004, with no one category contributing disproportionately to the increase in expenses.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates            2005      2004      2003
-------------------          -------   -------   -------
Income before tax            $11,505   $10,613   $10,412
Federal income tax           $ 3,181   $ 2,960   $ 3,024
Effective federal tax rate      27.6%     27.9%     29.0%

The Company's effective federal tax rate for 2005 declined slightly from 2004, continuing the downward trend noted in recent years. Income from bank owned life insurance and tax credits from participation in low-income housing partnerships have helped reduce the Company's federal income taxes. Tax exempt income continues to be a significant factor in the tax calculation for the Company, due to the percentage of the investment portfolio carried in tax exempt municipal securities and loans. The Banks intend to continue to invest in these assets as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

FINANCIAL CONDITION

Securities

Dollars of loan growth in excess of net deposit growth resulted in a slight decline in the Company's securities portfolio during 2005. The makeup of the Company's investment portfolio continues to evolve with the growth of the Company, and the mix of the consolidated investment portfolio has continued to shift to meet liquidity and interest rate risk needs. On a consolidated basis, investment in mortgage backed agency securities declined in 2005, while other categories of investments have increased somewhat. The changes in the various categories of the portfolio are shown in the chart below.

Change in Categories of Securities
Portfolio, in thousands of dollars                   2005      2004
----------------------------------                 -------   -------
U.S. Treasury and agency securities                $ 1,130   $ 1,762
Mortgage backed agency securities                   (7,665)    4,086
Obligations of states and political subdivisions     6,118    (6,976)
Corporate, asset backed and other securities            63    (3,820)
                                                   -------   -------
   Change in total securities                      $  (354)  $(4,948)
                                                   =======   =======

These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities
Portfolio at December 31,                           2005    2004
-------------------------------                    -----   -----
U.S. Treasury and agency securities                 42.2%   41.0%
Mortgage backed agency securities                   14.4%   21.7%
Obligations of states and political subdivisions    40.2%   34.2%
Corporate, asset backed and other securities         3.2%    3.1%
                                                   -----   -----
   Total securities                                100.0%  100.0%
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

The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2005 and 2004, in thousands of dollars.

Unrealized Gains and Losses in the Investment Portfolio    2005    2004   Change
-------------------------------------------------------   -----   -----   ------
U.S. Treasury and agency securities                       $(403)  $(268)  $(135)
Mortgage backed agency securities                          (176)   (174)     (2)
Obligations of states and political subdivisions             81     509    (428)
Corporate, asset backed and other securities                 89      84       5
                                                          -----   -----   -----
Total investment securities                               $(409)  $ 151   $(560)
                                                          =====   =====   =====

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale.

Loans

The Company continues to be a significant provider of loans in its markets. As full service lenders, the Banks offer a variety of loan products in their markets. Loan growth was 12.3% in 2005, as business and personal loan volume continued to be strong. At the same time, refinancing and sale of residential portfolio mortgages continued, causing further declines in that portion of the loan portfolio. The chart below shows the percentage change in each category of the loan portfolio for 2005 and 2004.

Percentage Change in Categories of Loan Portfolio    2005    2004
-------------------------------------------------   -----   -----
Personal                                             10.0%    5.5%
Business                                             14.8%    8.6%
Tax exempt                                           -5.8%  125.3%
Residential mortgage                                -11.8%  -10.5%
Construction                                         33.6%   94.4%
Total loans                                          12.3%   11.2%

The volume of mortgage loans generated during 2004 and 2003 reached record levels. During this period, as a result of historically low interest rates available in the market, most residential mortgage clients chose fixed rate mortgage products. Since the Banks sell most of their fixed-rate mortgage loans on the secondary market, this increase in mortgage origination volume was not reflected on the Company's balance sheet. It was instead reflected in its portfolio of loans sold with servicing retained, resulting in improved fee income during the year.

That rate of reduction in the mortgage portfolio was anticipated to slow in 2005 as a result of rising rates. However, the yield curve flattened and eventually inverted, extending the attractiveness of long term fixed rate mortgages. As a result of continued refinancing, the Company experienced a 11.8% reduction in portfolio residential mortgages in 2005, compared to a decline of 10.5% in 2004.


Construction loan activity increased again in 2005, following a strong year in 2004. Construction loan volume reflects continued growth of the commercial mortgage and residential housing activity in the Company's market area. Residential construction loans will convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans will eventually be converted to commercial mortgages.

Personal loan balances grew 10.0% in 2005, following a 5.5% increase in 2004. Activity in 2005 was in all categories of personal loans, but the largest growth was in home equity loans and lines of credit. Personal loans on the Company's balance sheet include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. In addition, amounts outstanding in personal lines of credit and home equity loans are included in this loan category.

Business loans also experienced excellent growth during 2005, up significantly from the growth experienced in 2004. Total loans outstanding to businesses increased 14.8% in 2005, compared to growth of 8.6% in the prior year. This growth in loans to commercial enterprises is derived from all of the markets the Banks serve, including significant contributions from the Ann Arbor and Dexter markets. Continued participation in tax exempt financing reflects continued involvement in funding local community expansion at local municipalities and school districts, reduced by normal amortizations of loan balances. Tax-exempt declined slightly in 2005, following a large increase in 2004.

Credit Quality

The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of non-performing loans is presented in the table below. For purposes of that summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient. The chart below shows the amount of nonperforming assets by category for each of the past five years.

Nonperforming Assets, in thousands of dollars      2005     2004     2003     2002     2001
---------------------------------------------     ------   ------   ------   ------   ------
Nonaccrual loans                                  $5,609   $3,709   $3,635   $1,583   $1,084
Accruing loans past due 90 days or more            1,153    1,674      761      748    1,104
Troubled debt restructurings                          --       --       --       --      130
                                                  ------   ------   ------   ------   ------
   Total nonperforming loans                       6,762    5,383    4,396    2,331    2,318
Other real estate                                    871      844      593      467      179
                                                  ------   ------   ------   ------   ------
   Total nonperforming assets                     $7,633   $6,227   $4,989   $2,798   $2,497
                                                  ======   ======   ======   ======   ======
Percent of nonperforming loans to total loans       1.21%    1.08%    0.98%    0.54%    0.61%
                                                  ======   ======   ======   ======   ======
Percent of nonperforming assets to total assets     1.07%    0.96%    0.82%    0.49%    0.48%
                                                  ======   ======   ======   ======   ======

The Company's percentage of nonperforming loans to total loans increased from 2004 to 2005, primarily reflecting an increase in nonaccrual loans and assets held as other real estate. The unusually high level of delinquent loans at the end of 2004 included balances of just under $600,000 for one loan that were paid current immediately following the end of the year. Collection efforts continue with all delinquent clients, to bring them back to performing status or to finish liquidation. The allowance for loan losses provides adequate allocation for loan losses that may result from shortfalls in these loans. The balance of loans in nonaccrual status was up considerably from 2004 to 2005, but in January of 2006, one large nonaccrual commercial loan was paid off, reducing the Company's level of nonaccrual loans to near December 31, 2004 levels. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy.


The amount listed in the previous table as other real estate reflects three properties that were acquired through foreclosure or in lieu of foreclosure. All are vacant and are for sale, and no significant loss on these properties is anticipated. One of the properties was subsequently sold in January of 2006. Total dollars in this category have increased from 2004 levels, but remain relatively low as a percentage of assets.

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan
Portfolio at December 31,    2005    2004
-------------------------   -----   -----
Personal                     14.6%   14.9%
Business                     57.4%   56.1%
Tax exempt                    0.6%    0.7%
Residential mortgage         12.0%   15.3%
Construction                 15.4%   13.0%
                            -----   -----
   Total loans              100.0%  100.0%
                            =====   =====

Loans to finance residential mortgages, including construction loans, make up 27.4% of the portfolio at year-end, compared to 28.3% at the end of 2004. This decline is primarily reflected in reductions in portfolio mortgages that were refinanced and sold on the secondary mortgage market. Loans in this category are well-secured and have had historically low levels of net losses.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of its business loan portfolio. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans consist of approximately 62.5% of loans secured by nonfarm, nonresidential real estate. There are no other significant concentrations in the business loan portfolio. Further information concerning credit quality is contained in Note 6 of the Notes to Consolidated Financial Statements.

Deposits

Deposit totals increased $60.8 million in 2005, or 11.5% for the year, compared to deposit growth of 5.4% in 2004. Products such as money market deposit accounts, Cash Management Checking and Cash Management Accounts continue to be very popular with clients, aiding in continued deposit growth. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

The Banks do not support their growth through purchased or brokered deposits. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The following chart shows the percentage change in deposits by category for 2005 and 2004.


Percentage Change in Deposits by Category   2005   2004
-----------------------------------------   ----   ----
Noninterest bearing deposits                 3.3%  9.5%
Interest bearing deposits                   13.0%  4.7%
Total deposits                              11.5%  5.4%

The chart below shows the percentage makeup of the deposit portfolio in 2005 and 2004.

Percentage Breakdown of Deposit
Portfolio as of December 31,       2005    2004
-------------------------------   -----   -----
Noninterest bearing deposits       15.0%   16.2%
Interest bearing deposits          85.0%   83.8%
                                  -----   -----
   Total deposits                 100.0%  100.0%
                                  =====   =====

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2005 and 2004, and short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, served to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the section below.

LIQUIDITY, FUNDS MANAGEMENT AND MARKET RISK

Liquidity

During 2005, the Company's cash and cash equivalents increased as a result of normal activities within the balance sheet and income statement. Throughout 2005, the Company participated in the federal funds market; at times as a provider of funds and at other times as a purchaser. Funding needs varied throughout the year, and overall, the Company's net excess funds during 2005 were higher than in 2004. The Company averaged net federal funds sold of $3.5 million during 2005, compared to $1.5 million during 2004. These changes were primarily a result of timing differences between loan, investment and deposit growth.

Deposits grew $60.8 million in 2005, and FHLB advances declined by $619,000 as a result of maturities in excess of new borrowings. Net portfolio loans increased by $60.6 million, and total investments declined by $354,000. All of these changes contributed to the Company's increase in excess funds.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions. Based on the results of the simulation model as of December 31, 2005, the Company would expect a maximum potential reduction in net interest margin of less than 6% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points.

During 2004 and 2003, the Company increased its usage of long term fixed rate FHLB advances in order to lock in its cost of funds at historically low rates. In 2005, balances of advances outstanding declined, as noted above. In addition, the Company continued to be asset-sensitive in the twelve-month timeframe based on internal interest sensitivity measures.

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by the earlier of the contractual maturity or call dates as well as market and historical experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. Weighted average variable rates are based on current rates and indexes. The Company currently has no market sensitive instruments entered into for trading purposes and no off-balance-sheet interest rate swaps or caps. The information is in thousands of dollars as of December 31, 2005 and 2004.


                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2005

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2006       2007      2008      2009      2010    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:

Fixed Rate:
   Loans                      $ 40,937   $39,672   $37,069   $25,458   $35,175    $62,224     $240,535   $235,229
   Avg Int. Rate                   6.8%      7.1%      6.8%      6.8%      6.8%       5.8%         6.6%
   Investments                $ 57,273   $ 7,868   $ 4,205   $ 2,049   $ 3,465    $15,209     $ 90,069   $ 89,767
   Avg Int. Rate                   3.4%      3.3%      4.1%      3.6%      5.0%       4.0%         3.6%
Variable Rate:
   Loans                      $134,500   $33,308   $24,722   $23,781   $18,228    $85,039     $319,578   $319,008
   Avg Int. Rate                   7.7%      7.1%      6.6%      6.0%      5.5%       7.7%         7.3%
   Investments                $  5,434   $ 3,682   $   773   $   169   $   129    $   406     $ 10,593   $ 10,491
   Avg Int. Rate                   3.1%      3.3%      3.6%      3.9%      3.7%       4.2%         3.3%
Other interest
   earning assets             $  3,176                                                        $  3,176   $  3,176
Average interest rate              3.8%                                                            3.8%

RATE-SENSITIVE LIABILITIES:

Noninterest bearing demand                                                        $88,396     $ 88,396   $ 88,396
Savings & interest
   bearing demand             $317,085                                                        $317,085   $317,085
Avg Int. Rate                      1.7%                                                            1.7%
Time deposits                 $119,896   $40,891   $14,899   $ 8,644   $   803    $    30     $185,163   $186,046
Avg Int. Rate                      3.6%      3.8%      3.9%      4.1%      3.0%       0.0%         3.7%
Fixed rate borrowings         $  8,021   $20,349   $ 8,940   $ 3,012   $ 1,013    $   893     $ 42,228   $ 41,848
Avg Int. Rate                      4.2%      5.0%      3.9%      3.5%      4.0%       5.2%         4.5%
Other interest bearing
   liabilities                $  6,376                                                        $  6,376   $  6,376
Average interest rate              4.3%                                                            4.3%

                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2004

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2005       2006      2007      2008      2009    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:

Fixed Rate:
   Loans                      $ 36,945   $30,137   $34,305   $38,045   $24,357    $43,304     $207,093   $209,926
   Avg Int. Rate                   6.6%      6.8%      7.0%      6.6%      6.7%       6.0%         6.6%
   Investments                $ 40,490   $26,461   $ 7,931   $ 2,868   $   877    $ 7,784     $ 86,411   $ 86,684
   Avg Int. Rate                   2.9%      2.9%      3.3%      4.4%      4.4%       5.0%         3.2%
Variable Rate:
   Loans                      $105,868   $44,543   $16,997   $15,553   $21,270    $85,574     $289,805   $289,940
   Avg Int. Rate                   5.8%      5.5%      5.1%      4.8%      5.0%       6.4%         5.8%
   Investments                $  5,329   $ 4,018   $ 1,810   $ 1,001   $   662    $ 1,288     $ 14,108   $ 13,984
   Avg Int. Rate                   3.0%      2.9%      3.2%      3.1%      3.1%       3.1%         3.0%
Other interest
   earning assets             $  3,118                                                        $  3,118   $  3,118
Average interest rate              3.7%                                                            3.7%

RATE-SENSITIVE LIABILITIES:

Noninterest bearing demand                                                        $85,598     $ 85,598   $ 85,598
Savings & interest
   bearing demand             $314,143                                                        $314,143   $314,143
Avg Int. Rate                      1.1%                                                            1.1%
Time deposits                 $ 55,272   $40,630   $23,169   $ 4,708   $ 6,358    $    --     $130,137   $132,033
Avg Int. Rate                      2.8%      3.4%      3.6%      3.4%      4.0%       0.0%         3.2%
Fixed rate borrowings         $  1,568   $ 8,011   $20,339   $ 8,929   $ 3,000    $ 1,000     $ 42,847   $ 43,336
Avg Int. Rate                      3.8%      4.2%      5.0%      3.9%      2.9%       5.6%         4.4%
Other interest bearing
   liabilities                $  8,726                                                        $  8,726   $  8,726
Average interest rate              2.4%                                                            2.4%


The Company's primary market risk exposure decreased from 2004 to 2005, based on data supplied by its measurement systems. This market risk exposure is if rates decline. The Company's exposure to market risk is reviewed on a regular basis by the Funds Management Committee. The policy objective is to manage the Company's assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

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

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 2005. Loans and investments are categorized using the earlier of their scheduled payment, call, or repricing dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.

                          INTEREST SENSITIVITY SUMMARY

                                                                                               Over 10
In thousands of dollars                            0-3 Mo.   4-12 Mo.    1-5 Yrs   5-10 Yrs     Years      Total
                                                  --------   --------   --------   --------   --------   --------
Securities                                        $ 21,886   $ 47,202   $ 19,543    $13,439   $  1,362   $103,432
Loans                                              242,600     55,660    220,679     27,660     11,513    558,112
                                                  --------   --------   --------    -------   --------   --------
   Total earning assets                           $264,486   $102,862   $240,222    $41,099   $ 12,875   $661,544

Interest bearing deposits                         $354,071   $ 82,910   $ 65,237    $    30   $     --   $502,248
Other borrowings                                     9,376      5,021     33,315         63        829     48,604
                                                  --------   --------   --------    -------   --------   --------
   Total interest bearing liabilities             $363,447   $ 87,931   $ 98,552    $    93   $    829   $550,852
Net asset (liability) interest
   sensitivity exposure                           $(98,961)  $ 14,931   $141,670    $41,006   $ 12,046   $110,692

Cumulative net asset (liability) exposure         $(98,961)  $(84,030)  $ 57,640    $98,646   $110,692
Cumulative ratio of asset to liability exposure       0.73       0.81       1.10       1.18       1.20   to one
Cumulative exposure as a percent
   of total assets                                   -13.9%     -11.8%       8.1%      13.8%      15.5%

CAPITAL RESOURCES

It is the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. The payout ratio for 2005 was 42.6%, compared to 42.0% for 2004. Cash dividends have resulted in a dividend yield of approximately 2.31% and 2.15% in 2005 and 2004, respectively. Five percent stock dividends were paid to shareholders in 2005 and 2004. The stock of the Company is traded over the counter, and the Company is not a member of an organized exchange.


The ratios of average equity to average assets of the Banks and the Company increased in 2005 over 2004, as average capital grew at a faster pace than did average assets as a result of strong earnings. The Company's capital ratios exceed the levels required by its regulators, and Management continues to evaluate methods to optimize the high levels of equity of the Company. The table in Note 18 of the Notes to Consolidated Financial Statements details the capital ratios of the Company. The Company and the Banks are considered to be well-capitalized by the regulators.

The Company maintains a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include maintaining capital growth in relation to asset growth, and the retention of a portion of earnings to fund growth while providing a reasonable return to shareholders. Succession planning is in place for Management of the Company, in order to continue the transition relating to the retirement of Chairman and CEO David S. Hickman at the end of 2005.

CONTRACTUAL OBLIGATIONS

The following table details the Company's known contractual obligations at December 31, 2005, in thousands of dollars:

                             Payments due by period

                                    Less than                           More than
Contractual Obligations               1 year    1-3 years   3-5 years    5 years     Total
                                    ---------   ---------   ---------   ---------   -------
   Long term debt (FHLB advances)     $8,021     $29,289      $4,025      $1,000    $42,335
   Capital lease obligations              --          --          --          --         --
   Operating lease arrangements          824       1,733       1,571       3,646      7,774
   Purchase agreements                    --          --          --          --         --
                                      ------     -------      ------      ------    -------
   Total                              $8,845     $31,022      $5,596      $4,646    $50,109

PROSPECTIVE ACCOUNTING AND REGULATORY CHANGES

In December, 2004, the Financial Accounting Standards Board ("FASB") issued an amendment to Statement of Financial Accounting Standards ("SFAS") 123 (SFAS
123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

Regardless of the extent of the Company's analysis of client performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a client's financial condition or changes in their unique business conditions, the judgmental nature of individual


                                   Page A-18
loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or client-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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


These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include those discussed under "Risk Factors" in
Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
United Bancorp, Inc. and Subsidiaries

                                 (BKD LLP LOGO)

Shareholders and Board of Directors
United Bancorp, Inc.
Tecumseh, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bancorp, Inc. internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 20, 2006 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.

                                        (BKD, LLP)
                                         BKD, LLP

Indianapolis, Indiana
January 20, 2006


CONSOLIDATED BALANCE SHEETS
United Bancorp, Inc. and Subsidiaries

                                                     December 31,
                                                 -------------------
In thousands of dollars                            2005       2004
                                                 --------   --------
ASSETS
Cash and demand balances in other banks          $ 20,416   $ 18,188
Federal funds sold                                     --         --
                                                 --------   --------
Total cash and cash equivalents                    20,416     18,188

Securities available for sale                     103,432    103,786

Loans held for sale                                 1,060      1,102
Portfolio loans                                   557,052    495,796
                                                 --------   --------
Total loans                                       558,112    496,898
Less allowance for loan losses                      6,361      5,766
                                                 --------   --------
Net loans                                         551,751    491,132

Premises and equipment, net                        12,998     13,147
Goodwill                                            3,469      3,469
Bank-owned life insurance                          11,091     10,694
Accrued interest receivable and other assets       10,622      9,935
                                                 --------   --------
TOTAL ASSETS                                     $713,779   $650,351
                                                 ========   ========
LIABILITIES
Deposits
   Noninterest bearing deposits                  $ 88,404   $ 85,598
   Interest bearing deposits                      502,248    444,280
                                                 --------   --------
Total deposits                                    590,652    529,878

Short term borrowings                               6,376      8,726
Other borrowings                                   42,228     42,847
Accrued interest payable and other liabilities      6,901      6,676
                                                 --------   --------
TOTAL LIABILITIES                                 646,157    588,127
                                                 --------   --------
COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par
   value; 5,000,000 shares authorized,
   2,493,238 shares issued and outstanding in
   2005 and 2,355,097 in 2004                      63,186     54,133
Retained earnings                                   4,705      7,992
Accumulated other comprehensive income (loss),
   net of tax                                        (269)        99
                                                 --------   --------
TOTAL SHAREHOLDERS' EQUITY                         67,622     62,224
                                                 --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $713,779   $650,351
                                                 ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
United Bancorp, Inc. and Subsidiaries

                                                           For the years ended
                                                               December 31,
                                                      -----------------------------
In thousands of dollars, except per share data          2005       2004       2003
                                                      --------   --------   -------
INTEREST INCOME
Loans                                                  $35,225    $28,488   $27,202
Securities
   Taxable                                               2,032      2,057     2,219
   Tax exempt                                            1,199      1,124     1,200
Federal funds sold                                         193         51       214
                                                       -------    -------   -------
Total interest income                                   38,649     31,720    30,835
                                                       -------    -------   -------
INTEREST EXPENSE
Deposits                                                10,285      6,455     6,637
Short term borrowings                                       74         38         1
Other borrowings                                         1,927      1,930     1,869
                                                       -------    -------   -------
Total interest expense                                  12,286      8,423     8,507
                                                       -------    -------   -------
NET INTEREST INCOME                                     26,363     23,297    22,328
Provision for loan losses                                1,332      1,048     1,069
                                                       -------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     25,031     22,249    21,259
                                                       -------    -------   -------
NONINTEREST INCOME
Service charges on deposit accounts                      3,017      2,774     2,623
Trust & Investment fee income                            3,874      3,754     3,104
Gains (losses) on securities transactions                   (1)       (29)      105
Income from loan sales and servicing                     1,215      1,222     2,988
ATM, debit and credit card fee income                    1,677      1,469     1,442
Sale of nondeposit investment products                     798        721       751
Income from bank-owned life insurance                      398        443       250
Other income                                               691        656       559
                                                       -------    -------   -------
Total noninterest income                                11,669     11,010    11,822
                                                       -------    -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits                          14,662     13,502    13,672
Occupancy and equipment expense, net                     4,074      4,019     3,927
External data processing                                 1,283      1,125     1,208
Advertising and marketing                                1,106        382       360
Director fees                                              384        367       340
Other expense                                            3,686      3,251     3,162
                                                       -------    -------   -------
Total noninterest expense                               25,195     22,646    22,669
                                                       -------    -------   -------
INCOME BEFORE FEDERAL INCOME TAX                        11,505     10,613    10,412
Federal income tax                                       3,181      2,960     3,024
                                                       -------    -------   -------
NET INCOME                                             $ 8,324    $ 7,653   $ 7,388
                                                       =======    =======   =======
Basic earnings per share                               $  3.31    $  3.07   $  2.99
Diluted earnings per share                                3.29       3.05      2.97

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
United Bancorp, Inc. and Subsidiaries

                                                                For the years ended December 31,
                                                                --------------------------------
In thousands of dollars                                            2005       2004        2003
                                                                ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  8,324   $  7,653   $   7,388

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
   OPERATING ACTIVITIES
Depreciation and amortization                                       1,892      2,419       2,827
Provision for loan losses                                           1,332      1,048       1,069
(Gain) Loss on sale of loans                                         (940)      (957)     (3,318)
Proceeds from sales of loans originated for sale                   57,961     66,928     205,844
Loans originated for sale                                         (56,979)   (66,983)   (194,743)
(Gain) Loss on securities transactions                                  1         29        (105)
Deferred income taxes                                                 313         43         202
Increase in cash surrender value on bank owned life insurance        (398)      (443)       (250)
(Gain) Loss on investment in limited partnership                      234         86         (87)
Change in accrued interest receivable and other assets               (898)     1,735        (677)
Change in accrued interest payable and other liabilities              204        329        (355)
                                                                 --------   --------   ---------
Total adjustments                                                   2,722      4,234      10,407
                                                                 --------   --------   ---------
Net cash from operating activities                                 11,046     11,887      17,795
                                                                 --------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
   Purchases                                                      (30,664)   (50,113)    (73,241)
   Sales                                                               --      4,626       6,358
   Maturities and calls                                            20,688     41,737      47,381
   Principal payments                                               9,423      7,255       6,109
Net increase in portfolio loans                                   (62,484)   (51,328)    (24,895)
Net investment in bank owned life insurance                            --         --     (10,000)
Net premises and equipment expenditures                            (1,126)      (455)     (2,165)
                                                                 --------   --------   ---------
Net cash from investing activities                                (64,163)   (48,278)    (50,453)
                                                                 --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                             60,774     27,295      31,033
Net change in short term borrowings                                (2,350)       650       8,001
Principal payments on other borrowings                             (1,569)      (528)     (9,492)
Proceeds from other borrowings                                        950      8,000       3,000
Proceeds from common stock transactions                               987        880         262
Dividends paid                                                     (3,447)    (3,143)     (3,140)
                                                                 --------   --------   ---------
Net cash from financing activities                                 55,345     33,154      29,664
                                                                 --------   --------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             2,228     (3,237)     (2,994)
Cash and cash equivalents at beginning of year                     18,188     21,425      24,419
                                                                 --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 20,416   $ 18,188   $  21,425
                                                                 ========   ========   =========

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                    $ 11,571   $   8,373  $   8,673
Income tax paid                                                     3,100       2,450      2,800
Loans transferred to other real estate                                491       1,483        271

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2005, 2004, 2003

IN THOUSANDS OF DOLLARS,                                   Common     Retained
EXCEPT PER SHARE DATA                           Shares    Stock (1)   Earnings   AOCI (2)    Total
                                              ---------   ---------   --------   --------   -------
Balance, January 1, 2003                      2,114,765    $39,122    $12,977     $1,281    $53,380

Net income, 2003                                                        7,388                 7,388
Other comprehensive income:
   Net change in unrealized gains (losses)
      on securities available for sale, net                                         (701)      (701)
                                                                                            -------
Total comprehensive income                                                                    6,687

Cash dividends declared, $1.201 per share                              (2,946)               (2,946)
Five percent stock dividend declared            105,737      6,344     (6,344)                   --
Common stock transactions                         4,461         46                               46
Tax effect of options exercised                                 82                               82
Director and management deferred
   stock plans                                                 215        (81)                  134
                                              ---------    -------    -------     ------    -------
Balance, December 31, 2003                    2,224,963    $45,809    $10,994     $  580    $57,383

Net income, 2004                                                        7,653                 7,653
Other comprehensive income:
   Net change in unrealized gains (losses)
      on securities available for sale, net                                         (481)      (481)
                                                                                            -------
Total comprehensive income                                                                    7,172

Cash dividends declared, $1.299 per share                              (3,211)               (3,211)
Five percent stock dividend declared            111,776      7,321     (7,321)                   --
Common stock transactions                        18,358        615                              615
Tax effect of options exercised                                188                              188
Director and management deferred
   stock plans                                                 200       (123)                   77
                                              ---------    -------    -------     ------    -------
Balance, December 31, 2004                    2,355,097    $54,133    $ 7,992     $   99    $62,224

Net income, 2005                                                        8,324                 8,324
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net                                         (368)      (368)
                                                                                            -------
Total comprehensive income                                                                    7,956

Cash dividends declared, $1.423 per share                              (3,545)               (3,545)
Five percent stock dividend declared            118,681      7,952     (7,952)                   --
Common stock transactions                        19,460        527                              527
Tax effect of options exercised                                265                              265
Director and management deferred
   stock plans                                                 309       (114)                  195
                                              ---------    -------    -------     ------    -------
Balance, December 31, 2005                    2,493,238    $63,186    $ 4,705     $ (269)   $67,622
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


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Bancorp, Inc. ("Company") and its wholly owned subsidiaries, United Bank & Trust and United Bank & Trust - Washtenaw ("Banks"), after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including insurance, and trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, insurance and trust activities.

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


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

OTHER REAL ESTATE OWNED

Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2005 and 2004, other real estate owned totaled $871,000 and $844,000, and is included in other assets on the consolidated balance sheets.

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

EARNINGS PER SHARE

Amounts reported as earnings per share are based upon the weighted average number of shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2005, 2004 and 2003, the Company paid five percent stock dividends. Earnings per share, dividends per share, and weighted average shares have been restated to reflect the stock dividends.

STOCK BASED COMPENSATION

At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

In thousands of dollars, except per share data             2005     2004     2003
                                                          ------   ------   ------
Net income, as reported                                   $8,324   $7,653   $7,388
   Less: Total stock-based employee compensation cost
      determined under the fair value based method, net
      of taxes                                              (128)     (70)     (86)
                                                          ------   ------   ------
Pro forma net income                                      $8,196   $7,583   $7,302

Earning per share:
   Basic   As reported                                    $ 3.31   $ 3.07   $ 2.99
   Basic   Pro forma                                        3.26     3.04     2.95
   Diluted As reported                                      3.29     3.05     2.97
   Diluted Pro forma                                        3.24     3.02     2.93
                                                          ======   ======   ======


For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on the use of estimates and the subjective nature of the assumptions used, the information presented above may not be representative of the pro forma impact in future years.

STATEMENTS OF CASH FLOWS

For purposes of this Statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold. Federal funds are generally sold for one day periods. The Company reports net cash flows for client loan and deposit transactions, deposits made with other financial institutions, and short term borrowings with an original maturity of ninety days or less.

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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of client deposits in the Banks. The amounts of reserve and clearing balances required at December 31, 2005 and 2004 totaled approximately $25,000 and $25,000.

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2005 and 2004 are as follows, in thousands of dollars:

SECURITIES AVAILABLE FOR SALE                      Fair Value   Gains   Losses
                                                   ----------   -----   ------
2005
U.S. Treasury and agency securities                 $ 43,692     $  6   $(409)
Mortgage backed agency securities                     14,865       27    (203)
Obligations of states and political subdivisions      41,610      402    (321)
Corporate, asset backed and other securities           3,265       89      --
                                                    --------     ----   -----
Total                                               $103,432     $524   $(933)
                                                    ========     ====   =====

2004
U.S. Treasury and agency securities                 $ 42,562     $  9   $(277)
Mortgage backed agency securities                     22,530      103    (277)
Obligations of states and political subdivisions      35,492      586     (77)
Corporate, asset backed and other securities           3,202       84      --
                                                    --------     ----   -----
Total                                               $103,786     $782   $(631)
                                                    ========     ====   =====


The Company's temporarily impaired investment securities as of December 31, 2005 and 2004 are shown below.

                            Less than 12 Months   12 Months or Longer          Total
                            -------------------   -------------------   -------------------
In thousands of dollars     Fair Value   Losses   Fair Value   Losses   Fair Value   Losses
                            ----------   ------   ----------   ------   ----------   ------
2005
U.S. Treasury and agency
   securities                 $13,974    $ (97)     $27,021    $(312)     $40,995     $(409)
Mortgage backed agency
   securities                   1,847      (10)      10,188     (193)      12,035      (203)
Obligations of states and
   political subdivisions      15,899     (238)      10,042      (83)      25,941      (321)
                              -------    -----      -------    -----      -------     -----
Total                         $31,720    $(345)     $47,251    $(588)     $78,971     $(933)
                              =======    =====      =======    =====      =======     =====

2004
U.S. Treasury and agency
   securities                 $33,638    $(219)     $ 4,837    $ (58)     $38,475     $(277)
Mortgage backed agency
   securities                  10,099     (154)       8,038     (123)      18,137      (277)
Obligations of states and
   political subdivisions       7,938      (57)       4,178      (20)      12,116       (77)
                              -------    -----      -------    -----      -------     -----
Total                         $51,675    $(430)     $17,053    $(201)     $68,728     $(631)
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

In thousands of dollars         2005    2004     2003
                                ----   ------   ------
Sales proceeds                   $--   $4,626   $6,358
Gross gains on sales              --       --      105
Gross gains (losses) on calls     (1)     (29)      --

The fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars                  Fair Value
                                         ----------
As of December 31, 2005
Due in one year or less                   $ 53,444
Due after one year through five years       31,062
Due after five years through ten years      13,824
Due after ten years                          1,838
Equity securities                            3,264
                                          --------
Total securities                          $103,432
                                          ========

Securities carried at $15,090,000 and $18,493,000 as of December 31, 2005 and 2004 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.


NOTE 4 - LOANS

The table below shows total loans outstanding, including loans held for sale, at December 31. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars                      2005       2004
                                           --------   --------
Personal                                   $ 81,571   $ 74,142
Business, including commercial mortgages    320,188    278,838
Tax exempt                                    3,133      3,325
Residential mortgage                         66,186     75,126
Residential mortgages held for sale           1,060      1,102
Construction                                 85,975     64,365
                                           --------   --------
Total loans                                $558,112   $496,898
                                           ========   ========

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $1,153,000 and $1,674,000. Non-accruing loans at December 31, 2005 and 2004 were $5,609,000 and $3,709,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars             2005      2004     2003
                                   ------   -------   ------
Balance, January 1                 $5,766   $ 5,497   $4,975
Loans charged off                    (879)   (1,066)    (670)
Recoveries credited to allowance      142       287      123
Provision charged to operations     1,332     1,048    1,069
                                   ------   -------   ------
Balance, December 31               $6,361   $ 5,766   $5,497
                                   ======   =======   ======

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars                                                2005      2004     2003
                                                                      ------   -------   ------
Average investment in impaired loans                                  $8,295   $ 8,668   $4,283
Interest income recognized on impaired loans                             216       192      121
Interest income recognized on a cash basis                               216       192      121
Balance of impaired loans at December 31                              $7,957   $10,045   $3,694
   Portion for which no allowance for loan losses is allocated         2,394     2,668    1,059
   Portion for which an allowance for loan losses is allocated         5,563     7,377    2,635
   Portion of allowance for loan losses allocated to impaired loans    1,087     1,579      782
                                                                      ======   =======   ======

NOTE 6 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $237,221,000 and $256,357,000 at December 31, 2005 and 2004. The balance of loans serviced for others related to servicing rights that have been capitalized was $235,512,000 and $254,562,000 at December 31, 2005 and 2004.

No valuation allowance was considered necessary at December 31, 2005 and 2004. Unamortized cost of mortgage servicing rights for the years ended December 31 was as follows:

In thousands of dollars    2005     2004     2003
                          ------   ------   ------
Balance, January 1        $1,820   $1,832   $1,352
Amount capitalized           171      377    1,406
Amount amortized            (346)    (389)    (926)
                          ------   ------   ------
Balance, December 31      $1,645   $1,820   $1,832
                          ======   ======   ======


NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,275,000 in 2005, $1,344,000 in 2004 and $1,430,000 in 2003. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars           2005      2004
                                ------    -------
Land                            $ 1,580   $ 1,579
Buildings and improvements       13,772    13,615
Furniture and equipment          12,339    11,472
Total cost                       27,691    26,666
Less accumulated depreciation   (14,693)  (13,519)
                                -------   -------
Premises and equipment, net     $12,998   $13,147
                                =======   =======

The company has several noncancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $710,000, $630,000 and $567,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under operating leases are:

In thousands of dollars
2006                           $  824
2007                              871
2008                              862
2009                              806
2010                              765
Thereafter                      3,646
                               ------
Total Minimum Lease Payments   $7,774
                               ======

NOTE 8 - GOODWILL

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 147 with regard to accounting and financial reporting for goodwill and other intangible assets. There was no impairment of goodwill in 2005, 2004 or 2003.

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars                  2005       2004
                                       --------   --------
Within one year                        $119,926   $ 55,272
Between one and two years                40,891     40,630
Between two and three years              14,899     23,168
Between three and four years              8,644      4,708
Between four and five years                 803      6,359
More than five years                         --         --
                                       --------   --------
Total time deposits                    $185,163   $130,137
                                       ========   ========
Interest bearing time deposits in
   denominations of $100,000 or more   $ 68,062   $ 40,057
                                       ========   ========

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $45.9 million from correspondent banks to purchase federal funds on a daily basis. There was $6.3 and $8.7 million of fed funds purchased outstanding at December 31, 2005 and 2004.


The Banks may also enter into sales of securities under agreements to repurchase (repurchase agreements). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. The maximum amount of outstanding agreements at any month end during 2005 and 2004 totaled $76,000 and $76,000 and the daily average of such agreements totaled $76,000 and $76,000. The balance outstanding at December 31, 2005 and 2004 was $76,000 and $76,000.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, noncallable advances from the Federal Home Loan Bank of Indianapolis totaling $42.2 million and $42.8 million at December 31, 2005 and 2004. As of December 31, 2005, the rates on the advances ranged from 2.69% to 6.18% with a weighted average rate of 4.49%. These advances are primarily collateralized by residential mortgage loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalty.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars          2005      2004
                               -------   -------
Within one year                $ 8,021   $ 1,568
Between one and two years       20,350     8,011
Between two and three years      8,940    20,339
Between three and four years     3,012     8,929
Between four and five years      1,013     3,000
More than five years               892     1,000
                               -------   -------
   Total                       $42,228   $42,847
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

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

                                   2005                2004
                            -----------------   -----------------
                            Variable    Fixed   Variable    Fixed
In thousands of dollars       Rate      Rate      Rate      Rate
                            --------   ------   --------   ------
Commitments to make loans   $ 26,179   $7,580    $18,290   $5,200
Unused lines of credit       109,677    3,362     97,445    3,677
Standby letters of credit      9,866       --      7,964       --

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2005, the rates for amounts in the fixed rate category ranged from 5.63% to 7.88%.


In December 2001, United Bank & Trust ("UBT") entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2005 and 2004, the total recorded investment including the obligation to make additional future investments amounted to $1,895,000 and $2,208,000 and was included in other assets. As of December 31, 2005 and 2004, the obligation of UBT to the limited partnership amounted to $1,831,000 and $1,908,000 which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars      2005     2004     2003
                            ------   ------   ------
Current                     $2,868   $2,917   $2,822
Deferred                       313       43      202
                            ------   ------   ------
Total income tax expense    $3,181   $2,960   $3,024
                            ======   ======   ======

The components of deferred tax assets and liabilities at December 31, are as follows:

In thousands of dollars      2005     2004
                            ------   ------
Deferred tax assets:
Allowance for loan losses   $2,163   $1,851
Deferred compensation          592      494
Other                          169      140
                            ------   ------
Total deferred tax assets    2,924    2,485
                            ======   ======

                                         2005     2004
                                        ------   ------
Deferred tax liabilities:
Property and equipment                    (383)    (451)
Mortgage servicing rights                 (559)    (619)
Unrealized appreciation on securities
   available for sale                      (49)     (51)
Other                                   (1,168)    (912)
                                        ------   ------
Total deferred tax  liabilities         (2,159)  (2,033)
                                        ------   ------
Net deferred tax asset                  $  765   $  452
                                        ======   ======

No valuation allowance was considered necessary at December 31, 2005 and 2004.

A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                      2005     2004     2003
                                                            ------   ------   ------
Income taxes at statutory rate of 34%                       $3,912   $3,608   $3,540
Non-taxable income, net of nondeductible interest expense     (427)    (387)    (411)
Income on non-taxable bank owned life insurance               (135)    (151)     (85)
Affordable housing credit                                     (184)    (132)     (36)
Other                                                           15       22       16
                                                            ------   ------   ------
Total federal income tax                                    $3,181   $2,960   $3,024
                                                            ======   ======   ======


NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2004 was $43,349,000. During 2005, new and newly reportable loans to such related parties amounted to $15,055,000 and repayments amounted to $12,339,000, resulting in a balance at December 31, 2005 of $46,065,000. Related party deposits totaled $13,062,000 and $11,078,000 at December 31, 2005 and 2004.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. At December 31, 2005, $16.3 million of retained earnings of the Banks were available for distribution to the Company as dividends without prior regulatory approval. It is not the intent of Management to pay dividends in amounts which would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $14,000 for 2005, 2004 and 2003. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. The expense for the plan for 2005, 2004, and 2003 was $918,000, $791,000 and
$898,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. On that basis 2,356 shares in 2005, 2,746 shares in 2004 and no shares in 2003 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

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


STOCK OPTIONS

In 2000, Shareholders approved the Company's 1999 Stock Option Plan (the "1999 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 1999 Plan was in effect until the end of 2004. In 2004, Shareholders approved the Company's 2005 Stock Option Plan, which became effective January 1, 2005.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the 2005 plan, options representing no more than 183,750 shares (adjusted for stock dividends declared) are to be made available to the plan, and substantially all options under the 1999 Plan have been granted. Options under both plans are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following table summarizes option activity for both plans, adjusted for stock dividends:

                                            2005                 2004                 2003
                                     ------------------   ------------------   ------------------
                                               Weighted             Weighted             Weighted
                                                Average              Average              Average
                                               Exercise             Exercise             Exercise
                                     Options     Price    Options     Price    Options     Price
                                     -------   --------   -------   --------   -------   --------
Balance, January 1                   106,025    $45.75    107,523    $41.34     92,403    $38.70
Options granted                       53,500     63.88     24,595     57.14     29,933     47.94
Options exercised                    (36,203)    42.61    (26,093)    38.33    (11,575)    36.49
Options forfeited                     (2,188)    55.70         --        --     (3,238)     4.21
                                     -------    ------    -------    ------    -------    ------
Balance, December 31                 121,134    $54.51    106,025    $45.75    107,523    $41.34
                                     =======    ======    =======    ======    =======    ======
Options exercisable at year-end       43,451    $43.54     55,799    $40.36     55,488    $38.04
Weighted average fair value of
   options granted during the year              $ 6.79               $ 5.20               $ 3.56

The following table provides information regarding stock options under the plan at December 31, 2005:

                                          Options Outstanding                      Options Exercisable
                           ------------------------------------------------   ----------------------------
                                              Weighted          Weighted                       Weighted
                              Number     Average Remaining       Average         Number         Average
Range of Exercise Prices   Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
                           -----------   -----------------   --------------   -----------   --------------
$35.82 to $67.50             121,134         7.66 Years          $54.51          43,451         $43.54
Balance, December 31         121,134         7.66 Years          $54.51          43,451         $43.54

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                            2005      2004      2003
                          -------   -------   -------
Dividend yield             2.08%     2.15%     2.47%
Expected life             5 years   5 years   5 years
Expected volatility        8.67%     8.88%     7.55%
Risk-free interest rate    3.64%     3.05%     3.14%


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,                          2005                     2004
                                   ----------------------   ----------------------
                                    Carrying                 Carrying
In thousands of dollars              Value     Fair Value     Value     Fair Value
                                   ---------   ----------   ---------   ----------
Financial Assets
   Cash and cash equivalents       $  20,416   $  20,416    $  18,188   $  18,188
   Securities available for sale     103,432     103,432      103,786     103,786
   Net loans                         551,751     547,876      491,132     494,100
   Bank owned life insurance          11,091      11,091       10,694      10,694
   Accrued interest receivable         3,521       3,521        2,777       2,777
Financial Liabilities
   Total deposits                  $(590,652)  $(592,810)   $(529,878)  $(531,774)
   Short term borrowings              (6,376)     (6,376)      (8,726)     (8,726)
   Other borrowings                  (42,228)    (41,848)     (42,847)    (43,336)
   Accrued interest payable            1,337       1,337         (622)       (622)

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

The Company and UBT were categorized as well-capitalized at year end 2005 and 2004 by their regulators. United Bank & Trust - Washtenaw was categorized by its regulators as well-capitalized at year end 2005 and adequately capitalized at year end 2004. Management is not aware of any conditions or events that have occurred since year end that would change this classification. The following table shows the Company's and the Bank's capital ratios and the Company's amounts compared to regulatory requirements at year end, and the amounts by which the Company's capital, on a consolidated basis, exceeds regulatory requirements. Dollars are shown in thousands of dollars where appropriate.

                                                                Tier I Capital to:
                                                             -----------------------   Total Capital to
                                                             Average   Risk Weighted    Risk Weighted
                                                              Assets      Assets            Assets
                                                             -------   -------------   ----------------
Regulatory Minimum for Capital Adequacy (1)                      4.0%         4.0%             8.0%
Regulatory Minimum to be Well Capitalized (2)                    5.0%         6.0%            10.0%

As of December 31, 2005
   United Bancorp, Inc. (consolidated)                           9.4%        11.1%            12.2%
   United Bank & Trust                                           8.6%        11.4%            12.5%
   United Bank & Trust - Washtenaw                               9.1%         9.8%            10.8%
   United Bancorp, Inc. consolidated equity                  $64,422      $64,422          $70,783
   Regulatory requirement for minimum capital adequacy (1)    27,581       23,133           46,267
                                                             -------      -------          -------
      Capital in excess of regulatory minimums                36,841      $41,289          $24,516
                                                             =======      =======          =======

As of December 31, 2004
   United Bancorp, Inc. (consolidated)                           9.3%        11.5%            12.7%
   United Bank & Trust                                           8.8%        12.1%            13.2%
   United Bank & Trust - Washtenaw                               8.2%         9.0%            10.0%
   United Bancorp, Inc. consolidated equity                  $58,656      $58,656          $64,422
   Regulatory requirement for minimum capital adequacy (1)    25,347       20,345           40,690
                                                             -------      -------          -------
      Capital in excess of regulatory minimums                33,309      $38,311          $23,732
                                                             =======      =======          =======

(1) Represents minimum required to be considered adequately capitalized under Federal regulatory requirements.

(2) Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.


NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data        2005         2004         2003
                                                   ----------   ----------   ----------
Net income                                         $    8,324   $    7,653   $    7,388

Basic earnings per share:
   Weighted average common shares outstanding       2,489,589    2,469,964    2,450,702
   Weighted average contingently issuable shares       25,811       22,658       20,564
                                                   ----------   ----------   ----------
                                                    2,515,400    2,492,622    2,471,266
      Basic earnings per share                     $     3.31   $     3.07   $     2.99
                                                   ----------   ----------   ----------

Diluted earnings per share:
   Weighted average common shares outstanding
      from basic earnings per share                 2,515,400    2,492,622    2,471,266
   Dilutive effect of stock options                    15,716       18,925       16,982
                                                   ----------   ----------   ----------
                                                    2,531,116    2,511,547    2,488,248
      Diluted earnings per share                   $     3.29   $     3.05   $     2.97
                                                   ==========   ==========   ==========

Stock options for 1,000 and 3,000 shares of common stock were not considered in computing diluted earnings per share for 2005 and 2003 because they were not dilutive. No options were excluded from the computation in 2004, as all options were dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

In thousands of dollars                                       2005    2004     2003
                                                             -----   -----   -------
Unrealized gains (losses) on securities available for sale   $(559)  $(758)  $  (957)
Reclassification for realized amount included in income          1      29      (105)
                                                             -----   -----   -------
   Other comprehensive income (loss) , before tax effect      (558)   (729)   (1,062)
Tax expense (benefit)                                         (190)   (248)     (361)
                                                             -----   -----   -------
   Other comprehensive income (loss)                         $(368)  $(481)  $  (701)
                                                             =====   =====   =======

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS

                                                December 31,
                                             -----------------
In thousands of dollars                       2005       2004
                                             -------   -------
ASSETS
Cash and cash equivalents                    $ 1,157   $     7
Investment in subsidiaries                    65,333    60,011
Other assets                                   3,361     3,045
                                             -------   -------
TOTAL ASSETS                                 $69,851   $63,063
                                             =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                  $ 2,229   $   839
Shareholders' equity                          67,622    62,224
                                             -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $69,851   $63,063
                                             =======   =======


CONDENSED STATEMENTS OF INCOME

                                                             For the years ended December 31,
                                                             --------------------------------
In thousands of dollars                                           2005     2004      2003
                                                                -------   ------   -------
INCOME
Dividends from subsidiaries                                     $ 6,775   $4,325   $10,283
Other income                                                      6,758       11         5
                                                                -------   ------   -------
TOTAL INCOME                                                     13,533    4,336    10,288

TOTAL NONINTEREST EXPENSE                                         7,125      231       215
                                                                -------   ------   -------

Income before undistributed net income of subsidiaries
   and income taxes                                               6,408    4,105    10,073
Income tax benefit                                                 (121)     (75)      (71)
                                                                -------   ------   -------
Net income before undistributed net income of subsidiaries        6,529    4,180    10,144
Equity in undistributed (excess distributed) net
   income of subsidiaries                                         1,795    3,473    (2,756)
                                                                -------   ------   -------
NET INCOME                                                        8,324    7,653     7,388
Net change in unrealized gains on securities
   available for sale                                              (368)    (481)     (701)
                                                                -------   ------   -------
Other comprehensive income (loss)                                  (368)    (481)     (701)
                                                                -------   ------   -------
COMPREHENSIVE INCOME                                            $ 7,956   $7,172   $ 6,687
                                                                =======   ======   =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                 For the years ended December 31,
                                                 --------------------------------
In thousands of dollars                              2005      2004      2003
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $ 8,324   $ 7,653   $ 7,388
ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FROM OPERATING ACTIVITIES
(Undistributed) excess distributed net
   income of subsidiaries                           (1,795)   (3,473)    2,756
Change in other assets                               2,571    (1,858)      272
Change in other liabilities                            418        19         3
                                                   -------   -------   -------
Total adjustments                                    1,194    (5,312)    3,031
                                                   -------   -------   -------
Net cash from operating activities                   9,518     2,341    10,419
                                                   -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale               --      (181)      (40)
Investments in subsidiaries                         (3,900)       --    (7,500)
Net premises and equipment expenditures             (2,008)       --        --
                                                   -------   -------   -------
Net cash from investing activities                  (5,908)     (181)   (7,540)
                                                   -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock transactions                987       880       262
Dividends paid                                      (3,447)   (3,143)   (3,140)
                                                   -------   -------   -------
Net cash from financing activities                  (2,460)   (2,263)   (2,878)
                                                   -------   -------   -------

NET CHANGE IN CASH AND CASH EQUIVALENTS              1,150      (103)        1
Cash and cash equivalents at beginning of year           7       110       109
                                                   -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 1,157   $     7   $   110
                                                   -------   -------   -------


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

                                                              Earnings Per Share
In thousands of dollars,   Interest   Net Interest     Net    ------------------
   except per share data    Income       Income      Income     Basic   Diluted
                           --------   ------------   ------     -----   -------
2005
   First Quarter            $ 8,683      $ 6,145     $1,784     $0.71    $0.70
   Second Quarter             9,401        6,524      1,957      0.78     0.77
   Third Quarter              9,999        6,710      2,264      0.90     0.90
   Fourth Quarter            10,566        6,984      2,319      0.92     0.92
                            -------      -------     ------     -----    -----
   Full Year                $38,649      $26,363     $8,324     $3.31    $3.29
                            =======      =======     ======     =====    =====
2004
   First Quarter            $ 7,612      $ 5,664     $1,716     $0.69    $0.69
   Second Quarter             7,654        5,676      1,751      0.70     0.70
   Third Quarter              8,082        5,926      2,103      0.84     0.84
   Fourth Quarter             8,372        6,031      2,083      0.84     0.83
                            -------      -------     ------     -----    -----
   Full Year                $31,720      $23,297     $7,653     $3.07    $3.05
                            =======      =======     ======     =====    =====


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.


/S/ Robert K. Chapman                   March 8, 2006
-------------------------------------   Date
Robert K. Chapman, President and
Chief Executive Officer, Director

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Chapman and Dale L. Chadderdon, and each of them, his true and lawful attorney(s)- in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 8, 2006.


/S/ James D. Buhr                       /S/ David S. Hickman
-------------------------------------   ----------------------------------------
James D. Buhr, Director                 David S. Hickman, Chairman of the Board


/S/ Joseph D. Butcko                    /S/ James C. Lawson
-------------------------------------   ----------------------------------------
Joseph D. Butcko, Director              James C. Lawson, Director


/S/ Robert K. Chapman                   /S/ Donald J. Martin
-------------------------------------   ----------------------------------------
Robert K. Chapman (Principal            Donald J. Martin, Director
Executive Officer) Director,
President and Chief Executive Officer


/S/ George H. Cress                     /S/ David E. Maxwell
-------------------------------------   ----------------------------------------
George H. Cress, Director               David E. Maxwell, Director


/S/ John H. Foss                        /S/ Kathryn M. Mohr
-------------------------------------   ----------------------------------------
John H. Foss, Director                  Kathryn M. Mohr, Director


/S/ James G. Haeussler                  /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
James G. Haeussler, Director            Dale L. Chadderdon (Principal Financial
                                        Officer) Executive Vice President
                                        & Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION                        PAGE NO.
-----------                          -----------                        --------
Exhibit 14     Code of Ethics in accordance with Section 406 of the
               Sarbanes-Oxley Act as amended.                              21

Exhibit 21     Subsidiaries                                                24

Exhibit 23     Consent of Independent Registered Public Accounting
               Firm                                                        25

Exhibit 24     Power of Attorney contained on the signature pages of
               the 2005 Annual Report on Form 10-K.                        19

Exhibit 31.1   Certification of Principal Executive Officer                26

Exhibit 31.2   Certification of Principal Financial Officer                27

Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.                                                28