Form 10-Q
period 2006-03-31
UNITED BANCORP INC /MI/
filed 2006-05-10
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of April 30, 2006, there were outstanding 2,499,123 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                          DESCRIPTION                           PAGE NO.
--------                          -----------                           --------
                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        (a) Condensed Consolidated Balance Sheets                           3
        (b) Condensed Consolidated Statements of Income                     4
        (c) Condensed Consolidated Statements of Shareholders' Equity       5
        (d) Condensed Consolidated Statements of Cash Flows                 6
        (e) Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        Background                                                         10
        Executive Summary                                                  11
        Financial Condition                                                12
        Liquidity and Capital Resources                                    15
        Results of Operations                                              15

Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

Item 4. Controls and Procedures                                            20

                     PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 1a. Risk Factors                                                      21
Item 6. Exhibits                                                           21
Signatures                                                                 21
Exhibits                                                                   22

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(A) CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars

                                                            (unaudited)                  (unaudited)
                                                             March 31,    December 31,    March 31,
                                                                2006          2005           2005
                                                            -----------   ------------   -----------
ASSETS
Cash and demand balances in other banks                       $ 20,430      $ 20,416       $ 16,130
Federal funds sold                                              12,000            --             --
                                                              --------      --------       --------
   Total cash and cash equivalents                              32,430        20,416         16,130
Securities available for sale                                   95,746       103,432         99,850
Loans held for sale                                                316         1,060          3,345
Portfolio loans                                                558,748       557,052        512,961
                                                              --------      --------       --------
   Total loans                                                 559,064       558,112        516,306
Less allowance for loan losses                                   6,581         6,361          5,893
                                                              --------      --------       --------
   Net loans                                                   552,483       551,751        510,413
Premises and equipment, net                                     12,737        12,998         13,102
Goodwill                                                         3,469         3,469          3,469
Bank-owned life insurance                                       11,190        11,091         10,792
Accrued interest receivable and other assets                    10,271        10,622         10,404
                                                              --------      --------       --------
TOTAL ASSETS                                                  $718,326      $713,779       $664,160
                                                              ========      ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                        $ 88,943      $ 88,404       $ 78,159
   Interest bearing deposits                                   514,234       502,248        467,044
                                                              --------      --------       --------
      Total deposits                                           603,177       590,652        545,203
Federal funds purchased and other short term borrowings             76         6,376          5,876
Other borrowings                                                39,228        42,228         42,847
Accrued interest payable and other liabilities                   5,984         6,901          6,675
                                                              --------      --------       --------
TOTAL LIABILITIES                                              648,465       646,157        600,601

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   5,000,000 shares authorized; 2,499,038, 2,493,238,
   and 2,371,356 shares issued and outstanding                  63,431        63,186         54,940
Stock dividend payable                                              --            --          7,925
Retained earnings                                                6,839         4,705          1,015
Accumulated other comprehensive income (loss), net of tax         (409)         (269)          (321)
                                                              --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY                                      69,861        67,622         63,559
                                                              --------      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $718,326      $713,779       $664,160
                                                              ========      ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B)  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                         2006     2005
                                                       -------   ------
INTEREST INCOME
Interest and fees on loans                             $10,076   $7,857
Interest on securities
   Taxable                                                 531      531
   Tax exempt                                              353      261
Interest on federal funds sold                              71       34
                                                       -------   ------
   Total interest income                                11,031    8,683

INTEREST EXPENSE
Interest on deposits                                     3,344    2,054
Interest on short term and other borrowings                484      484
                                                       -------   ------
   Total interest expense                                3,828    2,538
                                                       -------   ------
NET INTEREST INCOME                                      7,203    6,145
Provision for loan losses                                  366      323
                                                       -------   ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,837    5,822

NONINTEREST INCOME
Service charges on deposit accounts                        763      657
Trust & Investment fee income                              993      996
Gains (losses) on securities transactions                   (2)      (2)
Income from loan sales and servicing                       182      244
ATM, debit and credit card fee income                      431      376
Income from sale of nondeposit investment products         227      164
Income from bank-owned life insurance                       99       98
Other income                                               198      166
                                                       -------   ------
   Total noninterest income                              2,891    2,699

NONINTEREST EXPENSE
Salaries and employee benefits                           3,874    3,610
Occupancy and equipment expense, net                     1,091    1,044
External data processing                                   350      274
Advertising and marketing                                  270      246
Professional Fees                                          269       51
Other expense                                              928      847
                                                       -------   ------
   Total noninterest expense                             6,782    6,072
                                                       -------   ------
INCOME BEFORE FEDERAL INCOME TAX                         2,946    2,449
Federal income tax                                         801      665
                                                       -------   ------
NET INCOME                                             $ 2,145   $1,784
                                                       =======   ======

Basic earnings per share                               $ 0.850   $0.712
Diluted earnings per share                             $ 0.850   $0.709
Cash dividends declared per share of common stock      $    --   $0.333

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C)  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands of dollars

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                  2006      2005
                                                -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                  $67,622   $62,224

Net Income                                        2,145     1,784
Other comprehensive income:
   Net change in unrealized gains (losses) on
      securities available for sale, net
      of reclass adjustments for realized
      gains (losses) and related taxes             (140)     (420)
                                                -------   -------
Total comprehensive income                        2,005     1,364

Cash dividends declared                              --      (828)
Common stock transactions                           234       799
                                                -------   -------
Balance at end of period                        $69,861   $63,559
                                                =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D)  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
                                                                              2006      2005
                                                                            -------   --------
Cash Flows from Operating Activities
Net income                                                                  $ 2,145   $  1,784

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                   416        522
Provision for loan losses                                                       366        323
Gain on sale of loans                                                           (95)      (177)
Proceeds from sales of loans originated for sale                              4,899     11,421
Loans originated for sale                                                    (4,059)   (13,487)
Losses on securities transactions                                                 2          2
Change in accrued interest receivable and other assets                          354       (277)
Increase in cash surrender value on bank-owned life insurance                   (99)       (98)
Change in Investment in limited partnership                                     (69)        17
Excess tax benefits from exercised stock options                                (26)        --
Change in accrued interest payable and other liabilities                        170         33
                                                                            -------   --------
Net cash from operating activities                                            4,004         63

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                     --        (29)
   Sales                                                                         --         --
   Maturities and calls                                                       6,075      1,834
   Principal payments                                                         1,357      1,397
Net change in portfolio loans                                                (1,903)   (17,461)
Premises and equipment expenditures, net                                        (81)      (312)
                                                                            -------   --------
Net cash from investing activities                                            5,448    (14,571)

Cash Flows from Financing Activities
Net change in deposits                                                       12,525     15,325
Net change in short term borrowings                                          (6,300)    (2,850)
Proceeds from other borrowings                                                   --         --
Principal payments on other borrowings                                       (3,000)        --
Proceeds from common stock transactions                                         234        799
Excess tax benefits from exercised stock options                                 26         --
Dividends paid                                                                 (923)      (824)
                                                                            -------   --------
Net cash from financing activities                                            2,562     12,450
                                                                            -------   --------
Net change in cash and cash equivalents                                      12,014     (2,058)

Cash and cash equivalents at beginning of year                               20,416     18,188
                                                                            -------   --------
Cash and cash equivalents at end of period                                  $32,430   $ 16,130
                                                                            =======   ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                               $ 3,578   $  2,457
Income tax paid                                                                  --         --
Loans transferred to other real estate                                           60        100

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts for 2005 have been reclassified to conform to 2006 classifications.

STOCK OPTIONS

In 2004, Shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2006. The 2005 Plan is the successor to the Company's 1999 Stock Option Plan (the "1999 Plan") that continued in effect until the end of 2004.

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

                                     Stock Options
                             ----------------------------
                               Options      Weighted Avg.
                             Outstanding   Exercise Price
                             -----------   --------------
Balance at January 1, 2006     121,136         $54.51
Options granted                 25,000          62.00
Options exercised               (5,317)         45.62
Options forfeited               (2,368)         61.86
                               -------         ------
Balance at March 31, 2006      138,451         $56.08
                               =======         ======

Total options granted during the period ending March 31, 2006 were 25,000, and the weighted fair value of the options granted was $7.65. For stock options outstanding at March 31, 2006, the range of average exercise prices was $35.82 to $67.50 and the weighted average remaining contractual term was 7.85 years. At March 31, 2006, 70,896 options are exercisable under the Plans.

Effective January 1, 2006, the Company adopted Statement of Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123 (R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123 (R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $56,005 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. As of March 31, 2006, unrecognized compensation expense related to the stock options totaled $403,321 and is expected to be recognized over 3 years.

At March 31, 2006, the aggregate intrinsic value of options outstanding totaled $727,839. This value represents the difference between the Company's closing stock price on the last day of trading for the first quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2006.

The aggregate intrinsic value of stock options exercised during the first quarter of 2006 was $76,126. Exercise of options during this same period resulted in cash receipts of $44,780 and the Company recognized a tax benefit of approximately $25,600 on the exercise of these options and has been recorded as an increase in equity.

The following pro forma information presents net income and earnings per share had SFAS 123 been used to measure compensation cost for stock option grants as of March 31, 2005. The exercise price of the option grants are equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended March 31, 2005.

In thousands of dollars, except per share data

                                                             Three months
                                                              Ended March
                                                               31, 2005
                                                             ------------
Net income, as reported                                         $1,784
   Less: Total stock-based compensation cost, net of taxes          15
                                                                ------
Pro forma net income                                            $1,769
                                                                ======
Earnings per share:
   Basic   As reported                                          $0.712
   Basic   Pro forma                                            $0.706

   Diluted As reported                                          $0.709
   Diluted Pro forma                                            $0.703

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $232,716,000 and $250,374,000 at the end of March, 2006 and 2005. The balance of loans serviced for others related to servicing rights that have been capitalized was $231,398,000 and $248,529,000 at March 31, 2006 and 2005. Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2006 and 2005 follows:

                                   2006    31, 2005
                                  ------   --------
Balance at January 1              $1,645    $1,820
Amount capitalized year to date       18        29
Amount amortized year to date        (59)      (85)
                                  ------    ------
Balance at March 31               $1,604    $1,764
                                  ======    ======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2006 and 2005.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March of 2005, the Company declared a 5% stock dividend payable in May 2005. Earnings per share, dividends per share and weighted average shares have been restated to reflect this stock dividend. A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data

                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      2006         2005
                                                   ----------   ----------
Net income                                         $    2,145   $    1,784
                                                   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       2,497,948    2,479,490
   Weighted average contingently issuable shares       25,638       24,755
                                                   ----------   ----------
      Total weighted average shares outstanding     2,523,586    2,504,245
                                                   ==========   ==========
   Basic earnings per share                        $    0.850   $    0.712
                                                   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 2,523,586    2,504,245
   Dilutive effect of stock options                       852       13,651
                                                   ----------   ----------
      Total weighted average shares outstanding     2,524,438    2,517,896
                                                   ==========   ==========
   Diluted earnings per share                      $    0.850   $    0.709
                                                   ==========   ==========

A total of 74,986 and 52,500 shares represented by stock options granted are not included in the above calculations as they are non-dilutive as of the date of this report.

During 2006, the Board of Directors of the Company (the "Board") changed the schedule of its meetings. In the past, the Board has met in March, and has declared a cash dividend payable in April. With this change in meeting schedule, the normal March meeting was held in April, 2006. As a result of this change, there was no cash dividend declared during the first quarter of 2006. A cash dividend of $0.37 per share was declared at the regular meeting of the Board in April, 2006.

In addition, the Board has declared a 5% stock dividend in April, 2006, payable to shareholders of record in May, 2006. Since the stock dividend was not declared and is not payable during the first quarter of 2006, no restatement of the number of shares or per share amounts were included in these financial statements for current or previous periods.

NOTE 4 - ACCOUNTING DEVELOPMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations. In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities.

     Amortization Method - Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

     Fair value measurement method - Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

SFAS No. 156 is effective at the beginning of an entity's fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not elect to adopt SFAS No. 156 on January 1, 2006. The Company is currently evaluating the effect of adopting this Statement on the Company's financial condition and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three month periods ended March 31, 2006 and 2005.

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

                                EXECUTIVE SUMMARY

Asset growth slowed during the first quarter of 2006, but total assets are up significantly from the same period of 2005. Total assets reached $718.3 million, for an increase of $54.2 million, or 8.2%, in the trailing 12 months. During the current quarter, the Company's loan portfolio increased by just under $1 million, deposits increased by $12.5 million, and total assets were up 0.64% from the end of 2005. Assets under management by the Trust & Investment Group of United Bank & Trust increased by $11.0 million during the quarter, reaching $616.9 million at March 31, 2006.

Consolidated net income of $2,145,000 for the first quarter of 2006 resulted in the best first quarter earnings in the Company's history, increasing by 20.2% over the first quarter of 2005. At the same time, earnings were down slightly from the fourth quarter of 2005. Net interest income continues to generate improvement in earnings, while noninterest income was down from the fourth quarter of 2005 and expenses increased. The Bank's provision for loan loss was down from the fourth quarter of 2005.

While Return on Average Assets ("ROA") and Return on Average Shareholders' Equity ("ROE") declined from the prior two quarters, both ratios remain well above those of the same quarter of 2005. The chart below shows the trends in the major components of earnings for the past five quarters.



                                               2006                     2005
                                             -------   -------------------------------------
in thousands of dollars, where appropriate   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,203    $6,984    $6,710    $6,524    $6,145
Provision for loan losses                       366       378       329       302       323
Noninterest income                            2,891     2,961     3,060     2,949     2,699
Noninterest expense                           6,782     6,359     6,294     6,469     6,072
Federal income tax provision                    801       889       882       745       665

Net income                                   $2,145    $2,319    $2,265    $1,957    $1,784
Return on average assets (a)                   1.21%     1.30%     1.27%     1.14%     1.09%
Return on average shareholders' equity (a)    12.62%    13.77%    13.64%    12.04%    11.45%

(a)  annualized

                               FINANCIAL CONDITION

SECURITIES

Balances in the Company's investment securities portfolio decreased $7.7 million during the first quarter of 2006. The decrease in the portfolio reflects scheduled maturities and calls within the investment portfolio that have not been replaced.

The mix of the Company's investment portfolio has shifted somewhat during the past twelve months, as the percentage of investments held in mortgage backed agency securities has declined and the percentage of municipal obligations has increased. The mix of the portfolio is relatively unchanged from December 31, 2005.

The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2006 and 2005, and at December 31, 2005.

                                                   3/31/06   12/31/05   3/31/05
                                                   -------   --------   -------
U.S. Treasury and agency securities                  42.5%     42.2%      42.4%
Mortgage backed agency securities                    14.1%     14.4%      21.0%
Obligations of states and political subdivisions     40.0%     40.2%      33.4%
Corporate, asset backed, and other securities         3.4%      3.2%       3.2%
                                                    -----     -----      -----
   Total Securities                                 100.0%    100.0%     100.0%
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

LOANS

Loan balances increased by $952,000 in the first quarter of 2006, and have grown by $42.8 million since the first quarter of 2005. During the most recent quarter, personal loan balances declined slightly, and the Banks continued to experience some refinancing in the residential mortgage portfolios into products that are sold on the secondary market. However, that refinancing has slowed from prior periods, resulting in a slowing in the decline in the relative amount of mortgage balances within the loan portfolio. During the first quarter of 2006, business loans and commercial mortgage balances declined by $14.3 million. Construction and development loans, however, increased by nearly $16 million during the same period. During the trailing twelve months, personal loan balances increased along with business loans and commercial mortgages, and construction and development loan growth continues to be strong.

The mix of the loan portfolio continues a long-term trend toward an increased percentage of business loans, as well as construction and development loans. Personal loans and residential mortgages continue the trend of declining balances. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                                 March 31, 2006        December 31, 2005         March 31, 2005
                                             ---------------------   ---------------------   ---------------------
                                              Balance   % of total    Balance   % of total    Balance   % of total
                                             --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                                  $ 81,078      14.5%     $ 81,571       14.6%    $ 75,917      14.7%
   Business loans and commercial mortgages    305,904      54.7%      320,188       57.4%     293,489      56.8%
   Tax exempt                                   3,255       0.6%        3,133        0.6%       3,242       0.6%
   Residential mortgage                        66,943      12.0%       67,246       12.0%      75,410      14.6%
   Construction & development                 101,884      18.2%       85,975       15.4%      68,248      13.2%
                                             --------     -----      --------     ------     --------     -----
      Total loans                            $559,064     100.0%     $558,112     100.00%    $516,306     100.0%
                                             ========     =====      ========     ======     ========     =====

CREDIT QUALITY

The Company continues to maintain a process of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of nonperforming loans is presented in the table below. For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient.

The following chart shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.

                                                  3/31/06   12/31/05   3/31/05
                                                  -------   --------   -------
Nonaccrual loans                                  $4,052     $5,609    $3,738
Loans past due 90 days or more                       566      1,153     1,510
Troubled debt restructurings                         898         --        --
                                                  ------     ------    ------
   Total nonperforming loans                       5,516      6,762     5,248
Other real estate (ORE)                              611        871       944
                                                  ------     ------    ------
   Total nonperforming assets                     $6,127     $7,633    $6,192
                                                  ======     ======    ======
Percent of nonperforming loans to total loans       0.99%      1.21%     1.02%
Percent of nonperforming assets to total assets     0.85%      1.07%     0.93%

The Company's total nonperforming assets improved from year-end 2005 totals, and are also below the levels of March 31, 2005. Nonaccrual loan balances declined by more than $1.5 million during the quarter, and a number of business loans remain in the process of liquidation or workout. The total of loans past due ninety days or more also decreased considerably from year end 2005, with the decrease primarily in the business and commercial categories of the loan portfolio. Collection efforts are underway with past due and nonaccrual loans, and the Company remains adequately secured.

The Company moved one commercial property to the status of troubled debt restructuring during the first quarter of 2006. Concessions on the interest rate of the loan should assist the borrower in meeting the revised terms of his agreement with the Company, and no loss is anticipated on the property. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2006 and 2005 follows:

                                    2006     2005
                                   ------   ------
Balance at January 1               $6,361   $5,766
Loans charged off                    (161)    (214)
Recoveries credited to allowance       15       18
Provision charged to operations       366      323
                                   ------   ------
Balance at March 31                $6,581   $5,893
                                   ======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2006 and 2005, and December 31, 2005.

                                   3/31/06   12/31/05   3/31/05
                                   -------   --------   -------
Business and commercial mortgage    $5,676    $5,471     $5,101
Tax exempt                              --        --         --
Residential mortgage                    15        14         14
Personal                               776       777        712
Construction                            --        --         --
Unallocated                            114        99         66
                                    ------    ------     ------
   Total                            $6,581    $6,361     $5,893
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

Loans to finance residential mortgages make up 12.0% of the portfolio at March 31, 2006, and are well-secured and have had historically low levels of net losses. That percentage continues to decline from prior periods, however, as loans have refinanced and many have been sold into the secondary market. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth continued during the first quarter of 2006, as total deposits increased at an annualized rate of 8.5%, and growth over the past twelve months was 10.6%. Short-term interest bearing accounts continue to be very popular with clients, and demand deposit balances increased modestly. The Banks continue to experience interest by consumers in certificates of deposit, and traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering longer-term deposits while the yield curve is relatively flat, in order to fund anticipated future loan growth. The Banks' deposit rates are consistently competitive with other banks in their market areas.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through brokered deposits, although they do participate in gathering out-of-market certificates of deposit through an automated network. The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2006 and 2005.

                                2006    2005
                               -----   -----
Noninterest bearing deposits    14.7%   14.3%
Interest bearing deposits       85.3%   85.7%
                               -----   -----
   Total deposits              100.0%  100.0%
                               =====   =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2005 and 2006. Short-term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances were obtained and some maturing advances were not replaced during the first quarter of 2006, resulting in a decrease in the amount of FHLB borrowings outstanding at the end of the quarter.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at March 31, 2006 and 2005 and December 31, 2005. The following table shows the Company's capital ratios and ratio calculations as of March 31, 2006 and 2005, and December 31, 2005. Dollars are shown in thousands.

                                                          Regulatory Guidelines       United Bancorp, Inc.
                                                          ---------------------   ----------------------------
                                                             Adequate   Well      3/31/06   12/31/05   3/31/05
                                                             --------   ----      -------   --------   -------
Tier 1 capital to average assets                                4%        5%          9.3%      9.4%       9.1%
Tier 1 capital to risk weighted assets                          4%        6%         11.6%     11.1%      11.4%
Total capital to risk weighted assets                           8%       10%         12.7%     12.2%      12.6%
Total shareholders' equity                                                        $69,861   $67,622    $63,559
Intangible assets                                                                  (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                                            --        --         --
Unrealized (gain) loss on securities available for sale                               409       269        321
                                                                                  -------   -------    -------
   Tier 1 capital                                                                  66,801    64,422     60,411
Allowable loan loss reserves                                                        6,581     6,361      5,893
                                                                                  -------   -------    -------
   Tier 2 capital                                                                 $73,382   $70,783    $66,304
                                                                                  =======   =======    =======

                              RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2006 resulted in the best first quarter in the Company's history and the third-best quarter ever. Net income for the quarter surpassed the earnings of the first quarter of 2005 by 20.2%. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income continues to increase quarter over quarter, as the Banks continue to benefit from asset growth and increased short-term market rates. The Company's year to date yield on earning assets was up ninety-four basis points from the same period of 2005, while its cost of funds increased from the three-month 2005 levels by seventy-six basis points, resulting in an improvement of eighteen basis points in the tax equivalent spread.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2006 and 2005.

dollars in thousands

                                                                                     Three Months Ended March 31,
                                                                   ---------------------------------------------------------------
                                                                                2006                             2005
                                                                   ------------------------------   ------------------------------
                                                                    Average   Interest    Yield/     Average   Interest    Yield/
                                                                    Balance      (b)     Rate (c)    Balance      (b)     Rate (c)
                                                                   --------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
  Federal funds sold                                               $  6,336   $    71      4.48%    $  5,647   $     34     2.40%
  Taxable securities                                                 62,756       531      3.38%      74,180        531     2.86%
  Tax exempt securities (b)                                          37,024       523      5.65%      27,630        431     6.24%
  Taxable loans                                                     555,675    10,043      7.23%     500,366      7,823     6.25%
  Tax exempt loans (b)                                                3,122        49      6.27%       3,291         58     6.99%
                                                                   --------   -------               --------   --------
      Total int. earning assets (b)                                 664,913    11,217      6.75%     611,114      8,876     5.81%
Less allowance for loan losses                                       (6,420)                          (5,793)
Other assets                                                         59,395                           59,446
                                                                   --------                         --------
TOTAL ASSETS                                                       $717,888                         $664,767
                                                                   ========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                                       $115,886       354      1.22%    $123,205        285     0.93%
Savings deposits                                                    181,257       994      2.19%     173,551        555     1.28%
CDs $100,000 and over                                                79,155       795      4.02%      49,426        376     3.04%
Other interest bearing deposits                                     135,275     1,201      3.55%     117,074        838     2.86%
                                                                   --------   -------               --------   --------
      Total int. bearing deposits                                   511,573     3,344      2.61%     463,256      2,054     1.77%
Short term borrowings                                                 3,314        40      4.87%       1,090          7     2.52%
Other borrowings                                                     39,615       444      4.48%      42,847        477     4.45%
                                                                   --------   -------               --------   --------
      Total int. bearing liabilities                                554,502     3,828      2.76%     507,193      2,538     2.00%
                                                                              -------                          --------
Noninterest bearing deposits                                         86,544                           85,487
Other liabilities                                                     7,906                            8,923
Shareholders' equity                                                 68,936                           63,164
                                                                   --------                         --------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                         $717,888                         $664,767
                                                                   ========                         ========
Net interest income (b)                                                         7,388                             6,338
                                                                              -------                          --------
Net spread (b)                                                                             3.99%                            3.81%
                                                                                           ====                             ====
Net yield on interest earning assets (b)                                                   4.44%                            4.15%
                                                                                           ====                             ====
Tax equivalent adjustment on interest income                                     (185)                             (193)
                                                                              -------                          -------
Net interest income per income statement                                      $ 7,203                          $  6,145
                                                                              =======                          ========
Ratio of interest earning assets to interest bearing liabilities                           1.20                             1.20
                                                                                           ====                             ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, interest income and expense for the first three months of 2006 increased from the same period of 2005, and net interest income improved by just over $1.0 million. During that time, interest income and interest expense both increased as a result of volume and rate increases. Just over half of the improvement in total interest income is a result of increases in rate, while the increase in the Company's changes in rate were derived primarily from its loan portfolio.

The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2006 and 2005 on a taxable equivalent basis, in thousands of dollars.

                                          2006 Compared to 2005             2005 Compared to 2004
                                     -------------------------------   -------------------------------
                                     Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                     -------------------------------   -------------------------------
                                        Volume    Rate      Net            Volume   Rate     Net
                                        ------   ------   ------           ------   ----   ------
Interest earned on:
   Federal funds sold                    $  5    $   32   $   37            $ (2)   $ 21   $   19
   Taxable securities                     (89)       89       --              27     (12)      15
   Tax exempt securities                  136       (44)      92             (64)     37      (27)
   Taxable loans                          921     1,299    2,220             790     274    1,064
   Tax exempt loans                        (3)       (6)      (9)             33       2       35
                                         ----    ------   ------            ----    ----   ------
      Total interest income              $970    $1,370   $2,340            $784    $322   $1,106
                                         ====    ======   ======            ====    ====   ======
Interest paid on:
   NOW accounts                          $(18)   $   87   $   69            $ 11    $140   $  151
   Savings deposits                        26       413      439              (1)    197      196
   CDs $100,000 and over                  273       146      419             125      (3)     122
   Other interest bearing deposits        143       220      363              70      35      105
   Short term borrowings                   23        11       34               1       4        5
   Other borrowings                       (36)        3      (33)             26     (16)      10
                                         ----    ------   ------            ----    ----   ------
      Total interest expense             $411    $  880   $1,291            $232    $357   $  589
                                         ====    ======   ======            ====    ====   ======
Net change in net interest
   income                                $559    $  490   $1,049            $552    $(35)  $  517
                                         ====    ======   ======            ====    ====   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The provision for loan losses for the first quarter of 2006 was $366,000, compared to $378,000 for the fourth quarter of 2005 and $323,000 for the first quarter of last year.

NONINTEREST INCOME

Noninterest income was up from the same period last year, but was down 2.4% from the fourth quarter of 2005. Trust & Investment fee income improved 5.0% for the quarter, and income from the sale of nondeposit investment products was up 25.4% over the fourth quarter of 2005. At the same time, most other categories of noninterest income were flat or down during the quarter. Deposit service charges were down 5.5% from the strong levels achieved in the fourth quarter of 2005. Income from loan sales and servicing provided the biggest decline, at 41.3%, reflecting continued slowing of activity in the sale of mortgages in the secondary market.

Compared to the same period of 2005, quarterly noninterest income was up 7.1%, with all categories of noninterest income other than income from loan sales and servicing increasing. The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. No write downs in mortgage servicing rights were required in 2006 or 2005.

NONINTEREST EXPENSES

Total noninterest expenses were up 6.7% over the fourth quarter of 2005, with substantially all of that increase in the areas of salaries and benefits and occupancy and equipment costs. These increases reflect continued growth and expansion of the Company. Other categories of expense were down from the prior quarter. In comparing expenses to the same quarter of last year, most expense categories were up, and total noninterest expense was up 11.7% over the first quarter of 2005.

FEDERAL INCOME TAX

The Company's effective tax rate remained consistent from 2005 to 2006, at 27.2% for the first three months of each year, and 27.7% for the fourth quarter of 2005.

NET INCOME

Overall, net interest income continues to be the driver behind the Company's strong net income. Noninterest income will likely continue to exhibit some degree of decline as the Company's income from loan sales and servicing slows, and overall noninterest income levels become more dependent on other categories of income. Expenses remain at acceptable levels, but will also increase during the remainder of the year as the Company expands its markets and fills currently-vacant staff positions.

While earnings continue to be strong, the Company anticipates that tightening margins, slowing of noninterest income and increased expenses could cause second quarter earnings to be lower than those achieved in the first quarter of 2006.

CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-26 to A-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

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

Based on the results of the simulation model as of March 31, 2006, the Company would expect a maximum potential reduction in net interest margin of less than 13% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The Company's interest sensitivity position continues to be asset sensitive, continuing a trend evident throughout 2005.

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

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended March 31, 2006 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

The Company's factors are substantially unchanged from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6- EXHIBITS

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

May 4, 2006


/S/ Robert K. Chapman                   /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Dale L. Chadderdon
President and Chief Executive Officer   Executive Vice President & Chief
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