Form 10-Q
period 2006-06-30
UNITED BANCORP INC /MI/
filed 2006-08-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                Yes [ ]   No [X]

As of July 31, 2006, there were outstanding 2,623,421 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                           DESCRIPTION                          PAGE NO.
--------                           -----------                          --------
                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
           (a) Condensed Consolidated Balance Sheets                        3
           (b) Condensed Consolidated Statements of Income                  4
           (c) Condensed Consolidated Statements of
               Shareholders' Equity                                         5
           (d) Condensed Consolidated Statements of Cash Flows              6
           (e) Notes to Condensed Consolidated Financial Statements         7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations Background                  10
           Executive Summary                                               11
           Financial Condition                                             12
           Liquidity and Capital Resources                                 15
           Results of Operations                                           15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      19

Item 4.    Controls and Procedures                                         20

                           PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                               21

Item 1a.   Risk Factors                                                    21

Item 4.    Submission of Matters to a Vote of Security Holders             21

Item 6.    Exhibits                                                        21
Signatures                                                                 22
Exhibits                                                                   23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands of dollars

                                                            (unaudited)                  (unaudited)
                                                              June 30,    December 31,     June 30,
                                                                2006          2005           2005
                                                            -----------   ------------   -----------
ASSETS
Cash and demand balances in other banks                      $ 23,785       $ 20,416       $ 16,981
Federal funds sold                                              5,000             --          2,500
                                                             --------       --------       --------
   Total cash and cash equivalents                             28,785         20,416         19,481
Securities available for sale                                  96,199        103,432        104,260
Loans held for sale                                               668          1,060          1,816
Portfolio loans                                               574,328        557,052        528,325
                                                             --------       --------       --------
   Total loans                                                574,996        558,112        530,141
Less allowance for loan losses                                  6,868          6,361          6,078
                                                             --------       --------       --------
   Net loans                                                  568,128        551,751        524,063
Premises and equipment, net                                    12,627         12,998         13,191
Goodwill                                                        3,469          3,469          3,469
Bank-owned life insurance                                      11,291         11,091         10,891
Accrued interest receivable and other assets                   10,520         10,622         10,205
                                                             --------       --------       --------
TOTAL ASSETS                                                 $731,019       $713,779       $685,560
                                                             ========       ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                       $ 89,965       $ 88,404       $ 86,381
   Interest bearing deposits                                  521,740        502,248        485,865
                                                             --------       --------       --------
      Total deposits                                          611,705        590,652        572,246
Federal funds purchased and other short term borrowings            76          6,376             76
Other borrowings                                               39,617         42,228         42,278
Accrued interest payable and other liabilities                  8,794          6,901          5,835
                                                             --------       --------       --------
TOTAL LIABILITIES                                             660,192        646,157        620,435
COMMITMENT AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      5,000,000 shares authorized; 2,623,192, 2,493,238,
      and 2,492,617 shares issued and outstanding              70,830         63,186         63,057
Retained earnings                                                 740          4,705          1,986
Accumulated other comprehensive income (loss), net of tax        (743)          (269)            82
                                                             --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY                                     70,827         67,622         65,125
                                                             --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $731,019       $713,779       $685,560
                                                             ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In thousands of dollars, except per share data

                                                      Three Months Ended    Six Months Ended
                                                            June 30,            June 30,
                                                      ------------------   -----------------
                                                         2006     2005       2006      2005
                                                       -------   ------    -------   -------
INTEREST INCOME
Interest and fees on loans                             $10,460   $8,620    $20,536   $16,478
Interest on securities
   Taxable                                                 577      511      1,108     1,042
   Tax exempt                                              326      265        679       526
Interest on federal funds sold                             121        5        192        38
                                                       -------   ------    -------   -------
   Total interest income                                11,484    9,401     22,515    18,084

INTEREST EXPENSE
Interest on deposits                                     3,821    2,345      7,165     4,398
Interest on short term and other borrowings                464      532        948     1,016
                                                       -------   ------    -------   -------
   Total interest expense                                4,285    2,877      8,113     5,414
                                                       -------   ------    -------   -------
NET INTEREST INCOME                                      7,199    6,524     14,402    12,670
Provision for loan losses                                  440      302        805       625
                                                       -------   ------    -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,759    6,222     13,597    12,045

NONINTEREST INCOME
Service charges on deposit accounts                        832      744      1,595     1,401
Trust & Investment fee income                              914      948      1,907     1,944
Gains (losses) on securities transactions                   --        1         (2)       (1)
Income from loan sales and servicing                       211      324        393       568
ATM, debit and credit card fee income                      485      418        916       794
Income from sale of nondeposit investment products         256      221        483       385
Income from bank-owned life insurance                      101       99        200       197
Other income                                               252      194        450       360
                                                       -------   ------    -------   -------
   Total noninterest income                              3,051    2,949      5,942     5,648

NONINTEREST EXPENSE
Salaries and employee benefits                           3,823    3,814      7,697     7,424
Occupancy and equipment expense, net                     1,085    1,044      2,177     2,088
External data processing                                   331      312        681       586
Advertising and marketing                                  268      280        537       526
Professional fees                                          221       52        490       103
Other expense                                            1,063      967      1,992     1,815
                                                       -------   ------    -------   -------
   Total noninterest expense                             6,791    6,469     13,574    12,542
                                                       -------   ------    -------   -------
INCOME BEFORE FEDERAL INCOME TAX                         3,019    2,702      5,965     5,151
Federal income tax                                         835      745      1,636     1,410
                                                       -------   ------    -------   -------
NET INCOME                                             $ 2,184   $1,957    $ 4,329   $ 3,741
                                                       =======   ======    =======   =======
Basic earnings per share                               $ 0.824   $0.740    $ 1.633   $ 1.419
Diluted earnings per share                             $ 0.824   $0.737    $ 1.633   $ 1.412
Cash dividends declared per share of common stock      $ 0.352   $0.333    $ 0.352   $ 0.650

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

In thousands of dollars

                                                           Three Months Ended    Six Months Ended
                                                                 June 30,            June 30,
                                                           ------------------   -----------------
                                                             2006      2005       2006      2005
                                                           -------   -------    -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                             $69,861   $63,559    $67,622   $62,224
Net Income                                                   2,184     1,957      4,329     3,741
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
      available for sale, net of reclass adjustments for
      realized gains (losses) and related taxes               (334)      403       (474)      (17)
                                                           -------   -------    -------   -------
Total comprehensive income                                   1,850     2,360      3,855     3,724
Cash dividends declared                                       (925)     (873)      (925)   (1,700)
Common stock transactions                                       41        79        275       877
                                                           -------   -------    -------   -------
Balance at end of period                                   $70,827   $65,125    $70,827   $65,125
                                                           =======   =======    =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            -------------------
                                                                              2006       2005
                                                                            --------   --------
Cash Flows from Operating Activities
Net income                                                                  $  4,329   $  3,741

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                    810      1,043
Provision for loan losses                                                        805        625
Gain on sale of loans                                                           (212)      (439)
Proceeds from sales of loans originated for sale                              12,440     28,784
Loans originated for sale                                                    (11,836)   (28,345)
Losses on securities transactions                                                  2          1
Change in accrued interest receivable and other assets                           303       (341)
Increase in cash surrender value on bank-owned life insurance                   (200)      (197)
Change in investment in limited partnership                                        4         72
Excess tax benefits from exercised stock options                                 (28)        --
Change in accrued interest payable and other liabilities                       2,980       (850)
                                                                            --------   --------
Net cash from operating activities                                             9,397      4,094

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                 (11,354)   (10,381)
   Sales                                                                          --         --
   Maturities and calls                                                       14,724      5,944
   Principal payments                                                          3,094      3,747
Net change in portfolio loans                                                (17,842)   (33,726)
Premises and equipment expenditures, net                                        (247)      (759)
                                                                            --------   --------
Net cash used in investing activities                                        (11,625)   (35,175)

Cash Flows from Financing Activities
Net change in deposits                                                        21,053     42,368
Net change in short term borrowings                                           (6,300)    (8,650)
Proceeds from other borrowings                                                 3,000         --
Principal payments on other borrowings                                        (5,611)      (569)
Proceeds from common stock transactions                                          275        877
Excess tax benefits from exercised stock options                                  28         --
Dividends paid                                                                (1,848)    (1,652)
                                                                            --------   --------
Net cash from financing activities                                            10,597     32,374
                                                                            --------   --------
Net change in cash and cash equivalents                                        8,369      1,293

Cash and cash equivalents at beginning of year                                20,416     18,188
                                                                            --------   --------
Cash and cash equivalents at end of period                                  $ 28,785   $ 19,481
                                                                            ========   ========

Supplement Disclosure of Cash Flow Information:
Interest paid                                                               $  7,783   $  5,273
Income tax paid                                                                1,555      1,200
Loans transferred to other real estate                                           268        170

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts for 2005 have been reclassified to conform to 2006 classifications.

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

                                  Stock Options
                             ----------------------
                                           Weighted
                                             Avg.
                               Options     Exercise
                             Outstanding     Price
                             -----------   --------
Balance at January 1, 2006     127,192      $51.92
Options granted                 26,775       58.98
Options exercised               (6,344)      43.02
Options forfeited               (2,486)      58.91
                               -------
Balance at June 30, 2006       145,137      $53.49
                               =======

Total options granted during the period ended June 30, 2006 were 26,775, and the weighted fair value of the options granted was $7.29. For stock options outstanding at June 30, 2006, the range of average exercise prices was $34.11 to $64.29 and the weighted average remaining contractual term was 7.62 years. At June 30, 2006, 74,073 options are exercisable under the Plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $110,005 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2006. As of June 30, 2006, unrecognized compensation expense related to the stock options totaled $351,919 and is expected to be recognized over 3 years.

At June 30, 2006, the aggregate intrinsic value of options outstanding totaled $216,683. This value represents the difference between the Company's closing stock price on the last day of trading for the second quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2006.

The aggregate intrinsic value of stock options exercised during the second quarter of 2006 was $2,961. Exercise of options during this same period resulted in cash receipts of $13,080 and the Company recognized a tax benefit of approximately $2,300 on the exercise of these options and has been recorded as an increase in equity.

The following pro forma information presents net income and earnings per share had SFAS 123 been used to measure compensation cost for stock option grants as of June 30, 2005. The exercise price of the option grants are equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended June 30, 2005.

In thousands of dollars, except per share data

                                          Six months
                                            ended
                                        June 30, 2005
                                        -------------
Net income, as reported                     $3,741
   Less: Total stock-based
      compensation cost, net of taxes           62
                                            ------
Pro forma net income                        $3,679
                                            ======
Earnings per share:
      Basic As reported                     $1.419
      Basic Pro forma                       $1.395

      Diluted As reported                   $1.412
      Diluted Pro forma                     $1.389

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $230,045,000 and $244,256,000 at the end of June, 2006 and 2005. The balance of loans serviced for others related to servicing rights that have been capitalized was $228,838,000 and $242,513,000 at June 30, 2006 and 2005. Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2006 and 2005 follows:

                                   2006     2005
                                  ------   ------
Balance at January 1              $1,645   $1,820
Amount capitalized year to date       44       75
Amount amortized year to date       (111)    (182)
                                  ------   ------
Balance at June 30                $1,578   $1,713
                                  ======   ======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2006 and 2005.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During April of 2006 and March of 2005, the Company declared a 5% stock dividend payable in May 2006 and 2005. Earnings per share, dividends per share and weighted average shares have been restated to reflect these stock dividends. A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                      2006         2005         2006         2005
                                                   ----------   ----------   ----------   ----------
Net income                                         $    2,184   $    1,957   $    4,329   $    3,741
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       2,623,743    2,617,490    2,623,297    2,610,516
   Weighted average contingently issuable shares       27,319       26,137       27,121       26,065
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,651,062    2,643,627    2,650,418    2,636,581
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $    0.824   $    0.740   $    1.633   $    1.419
                                                   ==========   ==========   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 2,651,062    2,643,627    2,650,418    2,636,581
   Dilutive effect of stock options                        --       12,718        1,058       12,252
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,651,062    2,656,345    2,651,476    2,648,833
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $    0.824   $    0.737   $    1.633   $    1.412
                                                   ==========   ==========   ==========   ==========

A total of 103,184 and 110 shares for the three month period ended and 79,015 and 573 shares for the six month period ended June 30, 2006 and 2005, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

In years prior to 2006, cash dividends were declared in the last month of the quarter, payable the end of the month following quarter-end. Effective with the first quarter of 2006, cash dividends are declared and are payable in the month following the end of the quarter. As a result of this change in schedule, the cash dividend declared in December of 2005 was paid in January, 2006, but no dividends were declared in the first quarter of 2006. Subsequently, a cash dividend of $0.37 was declared and paid in April, 2006. While this change in procedure has not changed the number of dividends to be paid during the calendar year, for 2006 the number of cash dividends declared during the calendar year has been reduced by one.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and six month periods ended June 30, 2006 and 2005.

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

While the Ann Arbor market has much lower unemployment levels than does the rest of the State, unemployment in Michigan remains among the highest in the U.S. The Company's loan quality remains strong, but the Banks have experienced some slowing of loan growth related to current economic conditions. We continue to keep an eye on the softening economy while continuing our efforts to gain market share.

                                EXECUTIVE SUMMARY

Asset growth was steady during the second quarter of 2006 and total assets are up significantly from the same period of 2005. Total assets reached $731.0 million, for an increase of $45.5 million, or 6.6%, in the trailing 12 months. During the current quarter, the Company's loan portfolio increased $15.9 million, deposits increased by $8.5 million, and total assets were up 2.3% from the end of 2005.

During the second quarter of 2006, the Trust & Investment Group of United Bank & Trust made the decision to exit the business of providing administrative services for employee benefit accounts, effective September 30, 2006. The accounts affected by the decision were notified of the change, and a number of accounts elected to move their employee benefit business prior to the transition date. This change, along with the decline in market value of assets, has contributed to a 6.1% decrease in total assets managed by the Trust & Investment Group during the second quarter of 2006. Assets under management by the Trust & Investment Group declined $37.7 million during the quarter, with a balance of $579.2 million at June 30, 2006.

Consolidated net income of $2,184,379 for the second quarter of 2006 resulted in the best second quarter earnings in the Company's history, increasing by 11.6% over the second quarter of 2005. At the same time, consolidated net income for the first six months of 2006 increased 15.7% over the same period in 2005, resulting in record net income of $4,328,970 for the first six months of 2006.

While Return on Average Assets ("ROA") and Return on Average Shareholders' Equity ("ROE") declined from the prior three quarters, both ratios remain above those of the same quarter of 2005. In addition, the third and fourth quarters of 2005, represented the highest quarterly earnings in the Company's history. The chart below shows the trends in the major components of earnings for the past five quarters.

in thousands of dollars, where appropriate

                                                    2006                     2005
                                             -----------------   ---------------------------
                                             2nd Qtr   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,199    $7,203    $6,984    $6,710    $6,524
Provision for loan losses                       440       366       378       329       302
Noninterest income                            3,051     2,891     2,961     3,060     2,949
Noninterest expense                           6,791     6,782     6,359     6,294     6,469
Federal income tax provision                    835       801       889       882       745
Net income                                   $2,184    $2,145    $2,319    $2,265    $1,957
Return on average assets (a)                   1.20%     1.21%     1.30%     1.27%     1.14%
Return on average shareholders' equity (a)    12.48%    12.62%    13.77%    13.64%    12.04%

(a)  annualized

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio showed modest growth of $450,000 during the second quarter of 2006. Balances have decrease by $7.2 million since December 31, 2005 as the Company has decided not to replace maturing investments. The mix of the Company's investment portfolio has shifted somewhat during the past twelve months, as the percentage of investments held in mortgage backed agency securities and municipals has declined and the percentage of U.S. Government obligations has increased.

The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2006 and 2005, and at December 31, 2005.

                                                   6/30/06   12/31/05   6/30/05
                                                   -------   --------   -------
U.S. Treasury and agency securities                  44.9%     42.2%      40.7%
Mortgage backed agency securities                    16.7%     14.4%      19.8%
Obligations of states and political subdivisions     34.9%     40.2%      36.4%
Corporate, asset backed, and other securities         3.5%      3.2%       3.1%
                                                    -----     -----      -----
   Total Securities                                 100.0%    100.0%     100.0%
                                                    =====     =====      =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 5.1% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

LOANS

Loan balances increased by $15.9 million in the second quarter of 2006, and have grown by $44.9 million since the second quarter of 2005, for an increase of 8.5% over the previous twelve months. Personal loans, residential mortgages and business loan and commercial mortgage balances have experienced strong growth during the first six months of 2006, while the construction and development loan portfolio increased moderately during the same period.

The portfolio continues to evolve and the trend of the portfolio mix has changed during the first six months of the year. Personal loans and residential mortgage balances increased as a percentage of total loans since December 31, 2005 and business loans and construction and development loans experienced a decline in their overall percentages during the same period. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                    June 30, 2006         December 31, 2005         June 30, 2005
                                ---------------------   ---------------------   ---------------------
                                 Balance   % of total    Balance   % of total    Balance   % of total
                                --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                     $ 85,276      14.8%     $ 81,571       14.6%    $ 79,822      15.1%
   Business loans and
      commercial mortgages       325,404      56.6%      320,188       57.4%     300,143      56.6%
   Tax exempt                      3,023       0.5%        3,133        0.6%       3,190       0.6%
   Residential mortgage           75,169      13.1%       67,246       12.0%      70,690      13.3%
   Construction & development     86,124      15.0%       85,975       15.4%      76,296      14.4%
                                --------     -----      --------     ------     --------     -----
      Total loans               $574,996     100.0%     $558,112     100.00%    $530,141     100.0%
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

                                                  6/30/06   12/31/05   6/30/05
                                                  -------   --------   -------
Nonaccrual loans                                  $2,620     $5,609    $4,223
Loans past due 90 days or more                     1,066      1,153     3,318
Troubled debt restructurings                         928         --        --
                                                  ------     ------    ------
   Total nonperforming loans                       4,614      6,762     7,541
Other real estate (ORE)                              759        871     1,014
                                                  ------     ------    ------
   Total nonperforming assets                     $5,373     $7,633    $8,555
                                                  ======     ======    ======
Percent of nonperforming loans to total loans       0.80%      1.21%     1.42%
Percent of nonperforming assets to total assets     0.74%      1.07%     1.25%

The Company's total nonperforming assets improved from year-end 2005 totals, and are significantly below the levels of June 30, 2005. Nonaccrual loan balances declined by $2.3 million during the quarter, and a number of business loans remain in the process of liquidation or workout. The total of loans past due ninety days or more also decreased slightly from year end 2005, with the decrease primarily in the business and commercial categories of the loan portfolio. Collection efforts are underway with past due and nonaccrual loans, and the Company remains adequately secured.

As of June 30, 2006, the Company has one loan classified as a troubled debt restructing. Concessions on the interest rate of the loan should assist the borrower in meeting the revised terms of his agreement with the Company, and a small loss is possible on the property. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2006 and 2005 follows:

                                    2006     2005
                                   ------   ------
Balance at January 1               $6,361   $5,766
Loans charged off                    (342)    (374)
Recoveries credited to allowance       44       61
Provision charged to operations       805      625
                                   ------   ------
Balance at June 30                 $6,868   $6,078
                                   ======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2006 and 2005, and December 31, 2005.

                                   6/30/06   12/31/05   6/30/05
                                   -------   --------   -------
Business and commercial mortgage    $5,999    $5,471     $5,196
Tax exempt                              --        --         --
Residential mortgage                    22        14         13
Personal                               823       777        762
Construction                            --        --         --
Unallocated                             24        99        107
                                    ------    ------     ------
   Total                            $6,868    $6,361     $6,078
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

Loans to finance residential mortgages make up 13.1% of the portfolio at June 30, 2006, and are well-secured and have had historically low levels of net losses. Personal and business loans, including business mortgages and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth continued during the second quarter of 2006, as total deposits increased at an annualized rate of 5.7%, and growth over the past twelve months was 6.9%. Short-term interest bearing accounts continue to be very popular with clients, and demand deposit balances increased modestly. The Banks continue to experience interest by consumers in certificates of deposit, and traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering longer-term deposits while the yield curve is relatively flat, in order to fund anticipated future loan growth. The Banks' deposit rates are consistently competitive with other banks in their market areas.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through brokered deposits, although they do participate in gathering out-of-market certificates of deposit through an automated network.

The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2006 and 2005.

                                2006    2005
                               -----   -----
Noninterest bearing deposits    14.7%   15.1%
Interest bearing deposits       85.3%   84.9%
                               -----   -----
   Total deposits              100.0%  100.0%
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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. A total of $2.6 million of advances matured during the second quarter of 2006, and $3.0 million of new advances were obtained during the quarter, resulting in an increase in the amount of FHLB borrowings outstanding at June 30.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at June 30, 2006 and 2005 and December 31, 2005. The following table shows the Company's capital ratios and ratio calculations as of June 30, 2006 and 2005, and December 31, 2005. Dollars are shown in thousands.

                                            Regulatory
                                            Guidelines         United Bancorp, Inc.
                                         ---------------   ----------------------------
                                         Adequate   Well   6/30/06   12/31/05   6/30/05
                                         --------   ----   -------   --------   -------
Tier 1 capital to average assets            4%        5%       9.5%      9.4%       9.2%
Tier 1 capital to risk weighted assets      4%        6%      11.4%     11.1%      11.3%
Total capital to risk weighted assets       8%       10%      12.6%     12.2%      12.4%
Total shareholders' equity                                 $70,827   $67,622    $65,125
Intangible assets                                           (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                     --        --         --
Unrealized (gain) loss on securities
   available for sale                                          743       269        (82)
                                                           -------   -------    -------
   Tier 1 capital                                           68,101    64,422     61,574
Allowable loan loss reserves                                 6,868     6,361      6,078
                                                           -------   -------    -------
   Tier 1 and 2 capital                                    $74,969   $70,783    $67,652
                                                           =======   =======    =======

                              RESULTS OF OPERATIONS

Consolidated net income for the second quarter of 2006 resulted in the best second quarter in the Company's history and the third-best quarter ever. Net income for the quarter surpassed the earnings of the second quarter of 2005 by 11.6% and year to date earnings are up 15.7% from the same period in 2005. The following discussion provides an analysis of these changes.

NET INTEREST INCOME

Net interest income continues to increase, as the Banks continue to benefit from asset growth and increased short-term market rates. The Company's year to date yield on earning assets was up ninety-one basis points from the same period of 2005, while its cost of funds increased from the six-month 2005 levels by eighty-one basis points, resulting in an improvement of nine basis points in the tax equivalent spread.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2006 and 2005.



                                                                  Six Months Ended June 30,
                                               ---------------------------------------------------------------
dollars in thousands                                        2006                             2005
                                               ------------------------------   ------------------------------
                                                Average   Interest    Yield/     Average   Interest    Yield/
                                                Balance      (b)     Rate (c)    Balance     (b)      Rate (c)
                                               --------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                          $  8,098    $   192      4.74%   $  3,142    $    38     2.43%
   Taxable securities                            62,812      1,108      3.53%     73,601      1,042     2.83%
   Tax exempt securities (b)                     35,026      1,005      5.74%     27,961        764     5.47%
   Taxable loans                                559,225     20,470      7.32%    510,077     16,408     6.43%
   Tax exempt loans (b)                           3,084         97      6.31%      3,247        102     6.30%
                                               --------    -------              --------    -------
      Total int. earning assets (b)             668,245     22,872      6.85%    618,028     18,354     5.94%
Less allowance for loan losses                   (6,567)                          (5,877)
Other assets                                     58,900                           59,365
                                               --------                         --------
TOTAL ASSETS                                   $720,578                         $671,516
                                               ========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                   $106,975        661      1.24%   $120,765        626     1.04%
Savings deposits                                180,170      2,092      2.32%    174,758      1,195     1.37%
CDs $100,000 and over                            86,995      1,826      4.20%     51,888        813     3.13%
Other interest bearing deposits                 139,490      2,586      3.71%    118,785      1,764     2.97%
                                               --------    -------              --------    -------
      Total int. bearing deposits               513,630      7,165      2.79%    466,196      4,398     1.89%
Short term borrowings                             1,704         41      4.78%      3,770         59     3.11%
Other borrowings                                 40,086        907      4.53%     42,748        957     4.48%
                                               --------    -------              --------    -------
      Total int. bearing liabilities            555,420      8,113      2.92%    512,714      5,414     2.11%
                                                           -------                          -------
Noninterest bearing deposits                     86,983                           86,120
Other liabilities                                 9,095                            8,720
Shareholders' equity                             69,080                           63,962
                                               --------                         --------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                      $720,578                         $671,516
                                               ========                         ========
Net interest income (b)                                     14,759                           12,941
                                                           -------                          -------
Net spread (b)                                                          3.92%                           3.83%
                                                                        ====                            ====
Net yield on interest earning assets (b)                                4.42%                           4.19%
                                                                        ====                            ====
Tax equivalent adjustment on interest income                  (357)                            (271)
                                                           -------                          -------
Net interest income per income statement                   $14,402                          $12,670
                                                           =======                          =======
Ratio of interest earning assets to interest
   bearing liabilities                                                  1.20                            1.21
                                                                        ====                            ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, interest income and expense for the first six months of 2006 increased from the same period of 2005, and net interest income improved by just over $1.8 million. During that time, interest income and interest expense both increased as a result of volume and rate increases. More than half of the improvement in total interest income is a result of increases in rate, while the increase in the Company's changes in rate were derived primarily from its loan portfolio.

The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2006 and 2005 on a taxable equivalent basis, in thousands of dollars.

                                       2006 Compared to 2005      2005 Compared to 2004
                                        Increase (Decrease)        Increase (Decrease)
                                            Due To: (a)                Due To: (a)
                                     ------------------------   ------------------------
                                     Volume    Rate      Net    Volume    Rate      Net
                                     ------   ------   ------   ------   ------   ------
Interest earned on:
   Federal funds sold                $   96   $   58   $  154   $   (6)  $   25   $   19
   Taxable securities                  (167)     233       66      (13)      49       36
   Tax exempt securities                202       39      241      (52)     (54)    (106)
   Taxable loans                      1,671    2,391    4,062    1,713    1,066    2,779
   Tax exempt loans                      (5)      --       (5)      58       --       58
                                     ------   ------   ------   ------   ------   ------
      Total interest income          $1,797   $2,721   $4,518   $1,700   $1,086   $2,786
                                     ======   ======   ======   ======   ======   ======
Interest paid on:
   NOW accounts                      $  (77)  $  112   $   35   $   20   $  341   $  361
   Savings deposits                      38      859      897       (6)     465      459
   CDs $100,000 and over                674      339    1,013      282       17      299
   Other interest bearing deposits      339      483      822      188      127      315
   Short term borrowings                (41)      23      (18)      25       26       51
   Other borrowings                     (60)      10      (50)      21      (18)       3
                                     ------   ------   ------   ------   ------   ------
      Total interest expense         $  873   $1,826   $2,699   $  530   $  958   $1,488
                                     ======   ======   ======   ======   ======   ======
Net change in net interest
      income                         $  924   $  895   $1,819   $1,170   $  128   $1,298
                                     ======   ======   ======   ======   ======   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The provision for loan losses for the second quarter of 2006 was $440,000, compared to $365,000 for the first quarter of 2006 and $302,000 for the second quarter of last year. The increase in the provision for loan losses is directly related to the continued growth of the Company's loan portfolio.

NONINTEREST INCOME

Noninterest income increased 5.5% from the first quarter of 2006 and improved 3.5% over the second quarter of 2005. All categories contributed to the second quarter increase except Trust and investment fee income which declined 8.0% from the first quarter of 2006 due to declining asset balances. Income from loan sales and servicing increased 15.9% over the first quarter despite slowing mortgage demand. Income from sale of nondeposit investment products, service charges on deposit accounts and ATM, debit and credit fee income also showed considerable improvement over the first quarter of the year.

Year to date, noninterest income was up 5.2%, with improvement in all categories of noninterest income other than Trust and investment fee income and income from loan sales and servicing. The majority of the increase was attributable to income from sale on nondeposit investment products, increasing 25.5% over the same period last year.

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

NONINTEREST EXPENSES

Total noninterest expense remained consistent during the second quarter of the year compared to the first three months of 2006, with no significant changes in any one category. For the quarter, most categories of noninterest expense increased over the same period of 2005, with professional fees growing significantly over the same time period due to additional consulting expenses and the new branding initiative. Year to date noninterest expense increased 8.2% over the same period in 2005, with the majority of the increase in external data processing and professional fees. External data processing expenses relate primarily to the costs of ATM, debit card, credit card and merchant processing. The increase in expense generally reflects the continued growth of the Company.

FEDERAL INCOME TAX

The Company's effective tax rate remained consistent from 2005 to 2006, at 27.4% for the first six months of each year.

NET INCOME

Overall, net interest income continues to be the major factor behind the Company's strong net income. Noninterest income will likely begin to decline as the Company's income from loan sales and servicing and trust and investment fee income slows, and overall noninterest income levels become more dependent on other categories of income. Expenses remain at acceptable levels, but will also increase during the remainder of the year as the Company expands its markets and fills currently-vacant staff positions.

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

Based on the results of the simulation model as of June 30, 2006, the Company would expect a maximum potential reduction in net interest margin of less than 8% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company is now slightly liability sensitive, a change in trend from the asset sensitive position the Company had experienced.

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

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended June 30, 2006 are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

The Company's risk factors are substantially unchanged from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 18, 2006. At that meeting, election of directors was the only matter submitted to a vote of the shareholders. There were 2,499,038 voting shares outstanding on April 18, 2006. The following incumbent directors were re-elected to three-year terms:

                      Action        For      Against   Abstain
                    ----------   ---------   -------   -------
Joseph D. Butcko    re-elected   1,826,240     2,130      --
Robert K. Chapman   re-elected   1,828,151       219      --
George H. Cress     re-elected   1,824,921     3,449      --
Kathryn M. Mohr     re-elected   1,812,238    16,132      --

Directors James D. Buhr, John H. Foss, James G. Haeussler, David S. Hickman, James C. Lawson, Donald J. Martin and David E. Maxwell hold terms that continue after the meeting. No other matters were considered by shareholders at that meeting or at any other time during the quarter.

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
August 8, 2006


/S/ Robert K. Chapman                   /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Dale L. Chadderdon
President and Chief Executive Officer   Executive Vice President &
(Principal Executive Officer)           Chief Financial Officer
                                        (Principal Financial Officer)