Form 10-Q
period 2006-09-30
UNITED BANCORP INC /MI/
filed 2006-11-09
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 Yes [ ] No [X]

As of October 31, 2006, there were outstanding 2,623,666 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                         DESCRIPTION                            PAGE NO.
--------                         -----------                            --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
           (a) Condensed Consolidated Balance Sheets                        3
           (b) Condensed Consolidated Statements of Income                  4
           (c) Condensed Consolidated Statements of Shareholders'
               Equity                                                       5
           (d) Condensed Consolidated Statements of Cash Flows              6
           (e) Notes to Condensed Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
           Background                                                      10
           Executive Summary                                               10
           Financial Condition                                             11
           Liquidity and Capital Resources                                 14
           Results of Operations                                           15

Item 3. Quantitative and Qualitative Disclosures about Market Risk         19
Item 4. Controls and Procedures                                            20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 6. Exhibits                                                           21
        Signatures                                                         21
        Exhibits                                                           22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(A) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)                    (unaudited)
                                                            September 30,   December 31,   September 30,
In thousands of dollars                                          2006           2005            2005
                                                            -------------   ------------   -------------
ASSETS
Cash and demand balances in other banks                        $ 20,207       $ 20,416       $ 23,011
Federal funds sold                                                1,700             --         11,500
                                                               --------       --------       --------
   Total cash and cash equivalents                               21,907         20,416         34,511
Securities available for sale                                    94,442        103,432        101,790
Loans held for sale                                               2,376          1,060          2,359
Portfolio loans                                                 590,006        557,052        535,182
                                                               --------       --------       --------
   Total loans                                                  592,382        558,112        537,541
Less allowance for loan losses                                    6,994          6,361          6,266
                                                               --------       --------       --------
   Net loans                                                    585,388        551,751        531,275
Premises and equipment, net                                      12,744         12,998         13,095
Goodwill                                                          3,469          3,469          3,469
Bank-owned life insurance                                        11,394         11,091         10,991
Accrued interest receivable and other assets                     10,552         10,622         10,686
                                                               --------       --------       --------
TOTAL ASSETS                                                   $739,896       $713,779       $705,817
                                                               ========       ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                         $ 86,364       $ 88,404       $ 85,904
   Interest bearing deposits                                    534,408        502,248        503,832
                                                               --------       --------       --------
      Total deposits                                            620,772        590,652        589,736
Federal funds purchased and other short term borrowings              76          6,376             76
Other borrowings                                                 39,608         42,228         43,228
Accrued interest payable and other liabilities                    6,129          6,901          6,412
                                                               --------       --------       --------
TOTAL LIABILITIES                                               666,585        646,157        639,452

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   5,000,000 shares authorized; 2,623,724, 2,493,238, and
   2,492,356 shares issued and outstanding                       70,937         63,186         63,106
Retained earnings                                                 2,204          4,705          3,319
Accumulated other comprehensive income (loss), net of tax           170           (269)           (60)
                                                               --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY                                       73,311         67,622         66,365
                                                               --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $739,896       $713,779       $705,817
                                                               ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,        September 30,
                                                      ------------------   -------------------
In thousands of dollars, except per share data           2006     2005       2006       2005
                                                       -------   ------    --------   --------
INTEREST INCOME
Interest and fees on loans                             $11,085   $9,124    $ 31,621   $ 25,602
Interest on securities
   Taxable                                                 638      483       1,746      1,524
   Tax exempt                                              345      314       1,024        840
Interest on federal funds sold                              99       78         291        116
                                                       -------   ------    --------   --------
   Total interest income                                12,167    9,999      34,682     28,082

INTEREST EXPENSE
Interest on deposits                                     4,269    2,809      11,434      7,207
Interest on short term and other borrowings                470      480       1,418      1,496
                                                       -------   ------    --------   --------
   Total interest expense                                4,739    3,289      12,852      8,703
                                                       -------   ------    --------   --------
NET INTEREST INCOME                                      7,428    6,710      21,830     19,379
Provision for loan losses                                  396      329       1,202        954
                                                       -------   ------    --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      7,032    6,381      20,628     18,425

NONINTEREST INCOME
Service charges on deposit accounts                        888      809       2,483      2,210
Trust & Investment fee income                              915      984       2,821      2,928
Gains (losses) on securities transactions                   --       --          (2)        (1)
Income from loan sales and servicing                       237      337         629        905
ATM, debit and credit card fee income                      493      448       1,409      1,242
Income from sale of nondeposit investment products         304      232         787        617
Income from bank-owned life insurance                      102      100         302        297
Other income                                               185      150         635        510
                                                       -------   ------    --------   --------
   Total noninterest income                              3,124    3,060       9,064      8,708

NONINTEREST EXPENSE
Salaries and employee benefits                           3,800    3,668      11,497     11,092
Occupancy and equipment expense, net                     1,103    1,055       3,280      3,143
External data processing                                   380      338       1,061        924
Advertising and marketing                                  282      277         819        804
Professional fees                                          212       57         702        160
Other expense                                              967      900       2,957      2,713
                                                       -------   ------    --------   --------
   Total noninterest expense                             6,744    6,295      20,316     18,836
                                                       -------   ------    --------   --------
INCOME BEFORE FEDERAL INCOME TAX                         3,412    3,146       9,376      8,297
Federal income tax                                         967      882       2,602      2,292
                                                       -------   ------    --------   --------
NET INCOME                                             $ 2,445   $2,264    $  6,774   $  6,005
                                                       =======   ======    ========   ========
Basic earnings per share                               $ 0.922   $0.856    $  2.556   $  2.276
Diluted earnings per share                             $ 0.922   $0.855    $  2.556   $  2.263
Cash dividends declared per share of common stock      $ 0.370   $0.352    $  0.722   $  1.003

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                           ------------------   -----------------
In thousands of dollars                                      2006      2005       2006      2005
                                                           -------   --------   -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                             $70,827   $65,125    $67,622   $62,224
Net Income                                                   2,445     2,264      6,774     6,005
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
      available for sale, net of reclass adjustments for
      realized gains (losses) and related taxes                913      (142)       439      (159)
                                                           -------   -------    -------   -------
Total comprehensive income                                   3,358     2,122      7,213     5,846
Cash dividends declared                                       (971)     (922)    (1,896)   (2,622)
Common stock transactions                                       97        40        372       917
                                                           -------   -------    -------   -------
Balance at end of period                                   $73,311   $66,365    $73,311   $66,365
                                                           =======   =======    =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   Nine Months Ended
                                                     September 30,
                                                  -------------------
In thousands of dollars                             2006       2005
                                                  --------   --------
Cash Flows from Operating Activities
Net income                                        $  6,774   $  6,005
Adjustments to Reconcile Net Income to Net Cash
   from Operating Activities
Depreciation and amortization                        1,176      1,575
Provision for loan losses                            1,202        954
Gain on sale of loans                                 (368)      (701)
Proceeds from sales of loans originated for
   sale                                             21,476     45,580
Loans originated for sale                          (22,424)   (44,879)
Losses on securities transactions                        2          1
Change in accrued interest receivable and other
   assets                                             (342)      (705)
Increase in cash surrender value on bank-owned
   life insurance                                     (302)      (297)
Change in investment in limited partnership             39        142
Excess tax benefits from exercised stock
   options                                             (28)        --
Change in accrued interest payable and other
   liabilities                                         350       (286)
                                                  --------   --------
Net cash from operating activities                   7,555      7,389

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                       (23,955)   (17,928)
   Sales                                                --         --
   Maturities and calls                             29,108     12,159
   Principal payments                                4,466      7,236
Net change in portfolio loans                      (33,791)   (41,488)
Premises and equipment expenditures, net              (673)    (1,027)
                                                  --------   --------
Net cash used in investing activities              (24,845)   (41,048)

Cash Flows from Financing Activities
Net change in deposits                              30,120     59,858
Net change in short term borrowings                 (6,300)    (8,650)
Proceeds from other borrowings                       3,000        950
Principal payments on other borrowings              (5,620)      (569)
Proceeds from common stock transactions                372        917
Excess tax benefits from exercised stock
   options                                              28         --
Dividends paid                                      (2,819)    (2,524)
                                                  --------   --------
Net cash from financing activities                  18,781     49,982
                                                  --------   --------
Net change in cash and cash equivalents              1,491     16,323

Cash and cash equivalents at beginning of year      20,416     18,188
                                                  --------   --------
Cash and cash equivalents at end of period        $ 21,907   $ 34,511
                                                  ========   ========
Supplement Disclosure of Cash Flow Information:
Interest paid                                     $ 12,400   $  8,302
Income tax paid                                      2,455      2,050
Loans transferred to other real estate                 268        391

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ending September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts for 2005 have been reclassified to conform to 2006 classifications.

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

The stock subject to the options are shares of authorized and unissued common stock of the Company. Options under the 1999 and 2005 Plans (the "Plans") are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three- year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the 1999 and 2005 Plans, adjusted for stock dividends:

                                        Stock Options
                                ----------------------------
                                  Options      Weighted Avg.
                                Outstanding   Exercise Price
                                -----------   --------------
Balance at January 1, 2006        127,192         $51.92
Options granted                    29,525          57.72
Options exercised                  (6,344)         43.02
Options forfeited                  (2,486)         58.91
                                  -------
Balance at September 30, 2006     147,887         $53.34
                                  =======

Total options granted during the nine-month period ended September 30, 2006 were 29,525, and the weighted fair value of the options granted was $7.11. For stock options outstanding at September 30, 2006, the range of average exercise prices was $34.11 to $64.29 and the weighted average remaining contractual term was
7.42 years. At September 30, 2006, 74,813 options are exercisable under the Plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application method and, as a result, has recorded approximately $164,005 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2006. As of September 30, 2006, unrecognized compensation expense related to the stock options totaled $311,527 and is expected to be recognized over 3 years.

At September 30, 2006, the aggregate intrinsic value of options outstanding totaled $213,861. This value represents the difference between the Company's closing stock price on the last day of trading for the third quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2006. No options were exercised during the quarter ending September 30, 2006.

The following pro forma information presents net income and earnings per share had SFAS 123 been used to measure compensation cost for stock option grants as of September 30, 2005. The exercise price of the option grants is equivalent to the market value of the underlying stock at the grant date, adjusted for stock dividends. Accordingly, no compensation cost was recorded for the period ended September 30, 2005.

                                                  Nine months ended
In thousands of dollars, except per share data   September 30, 2005
                                                 ------------------
Net income, as reported                                $6,005
   Less: Total stock-based
      compensation cost, net of taxes                      93
                                                       ------
Pro forma net income                                   $5,912
                                                       ======

                      As Reported   Pro Forma
                      -----------   ---------
Earnings per share:
   Basic                 $2.276       $2.240
   Diluted               $2.263       $2.228

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $229,561,000 and $240,640,000 at the end of September, 2006 and 2005. The balance of loans serviced for others related to servicing rights that have been capitalized was $228,425,000 and $239,041,000 at September 30, 2006 and 2005. Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2006 and 2005 follows:

                                   2006     2005
                                  ------   ------
Balance at January 1              $1,645   $1,820
Amount capitalized year to date       95      118
Amount amortized year to date       (171)    (262)
                                  ------   ------
Balance at September 30           $1,569   $1,676
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

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------   -----------------------
In thousands of dollars, except per share data        2006         2005         2006         2005
                                                   ----------   ----------   ----------   ----------
Net income                                         $    2,445   $    2,264   $    6,774   $    6,005
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       2,623,586    2,617,238    2,623,394    2,612,781
   Weighted average contingently issuable shares       28,220       26,137       26,547       26,089
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,651,806    2,643,375    2,649,941    2,638,870
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $    0.922   $    0.856   $    2.556   $    2.276
                                                   ==========   ==========   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 2,651,806    2,643,375    2,649,941    2,638,870
   Dilutive effect of stock options                        --        5,584           --       14,676
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     2,651,806    2,648,959    2,649,941    2,653,546
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $    0.922   $    0.855   $    2.556   $    2.263
                                                   ==========   ==========   ==========   ==========

A total of 105,561 and 222 shares for the three month period ended and 104,024 and 7 shares for the nine month periods ended September 30, 2006 and 2005, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

In years prior to 2006, cash dividends were declared in the last month of the quarter, payable the end of the month following quarter-end. Effective with the first quarter of 2006, cash dividends are declared and are payable in the month following the end of the quarter. As a result of this change in schedule, the cash dividend declared in December of 2005 was paid in January, 2006, but no dividends were declared in the first quarter of 2006. Subsequently, cash dividends of $0.37 per share were declared and paid in April and July, 2006. While this change in procedure has not changed the number of dividends to be paid during the calendar year, for 2006 the number of cash dividends declared during the calendar year has been reduced by one.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and nine month periods ended September 30, 2006 and 2005.

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

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The trust department offers a wide variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing and other employee benefit trusts. The department provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities, and provides trust services for clients of the Banks. These products help to diversify the Company's sources of income.

Unemployment for the State of Michigan at the end of August, 2006 was 7.1%, which places it in a tie for the highest rate among the fifty states. The Lenawee County unemployment rate matches the State's level, while the Washtenaw County unemployment rate of 4.9% is among the lowest in the State. The Banks have experienced some slowing of loan growth relating to current economic conditions. In addition, the Company's loan quality had experienced some declines toward the end of 2005, but improvement has been noted the past three quarters. We continue to keep an eye on the softening economy while continuing our efforts to gain market share.

                                EXECUTIVE SUMMARY

Net income for the third quarter of 2006 was $2,445,449, or $0.922 per share, representing the Company's best quarter ever, and was 8.0% ahead of the third quarter of 2005. For the first nine months of 2006, earnings were a record $6,774,419, or $2.556 per share, increasing 12.8% over the same period of 2005.

The Company's strong quarter and year to date performance reflects continued loan growth and the resulting increase in net interest income. Net interest income increased 3.2% over the second quarter of 2006, and year to date is 12.6% over the same period of 2005. Noninterest income was up slightly for the quarter, and noninterest expense was down modestly.

Return on Average Assets ("ROA") and Return on Average Shareholders' Equity ("ROE") improved from the prior two quarters, with ROA for the quarter reaching the highest quarterly level in recent quarters. At the same time, ROE for the quarter was below the levels achieved in the third and fourth quarters of 2005, but was above the levels achieved in the first and second quarters of this year. The chart below shows the trends in the major components of earnings for the past five quarters.

                                                         2006                     2005
                                             ---------------------------   -----------------
in thousands of dollars, where appropriate   3rd Qtr   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,428    $7,199    $7,203    $6,984    $6,710
Provision for loan losses                       396       440       366       378       329
Noninterest income                            3,124     3,051     2,891     2,961     3,060
Noninterest expense                           6,744     6,791     6,782     6,359     6,294
Federal income tax provision                    967       835       801       889       882
Net income                                   $2,445    $2,184    $2,145    $2,319    $2,265
Earnings per share (a)                       $0.922    $0.824    $0.809    $0.876    $0.856
Return on average assets (b)                   1.32%     1.20%     1.21%     1.30%     1.27%
Return on average shareholders' equity (b)    13.52%    12.48%    12.62%    13.77%    13.64%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

The Company's balance sheet increased by $8.9 million in the third quarter, as total assets reached $739.9 million at September 30, 2006. This resulted in an increase of $26.1 million since December 31, 2005, bringing the year to date annualized asset growth rate to 4.88%. During the current quarter, the Company's gross loans grew by $17.4 million, deposits increased by $9.1 million, and total assets were up 4.86% from June 30.

During the second quarter of 2006, the Wealth Management Group of United Bank & Trust made the decision to exit the business of providing administrative services for employee benefit accounts, effective September 30, 2006. This change, along with the decline in market value of assets, has contributed to a 1.8% decrease in total assets managed by the Bank's trust department during the third quarter of 2006. Assets under management by the trust department declined $10.7 million during the quarter, with a balance of $568.5 million at September 30, 2006.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio declined by $1.8 million in the third quarter of 2006, and balances have decrease by $9.0 million since December 31, 2005 as the Company has elected not to replace some maturing investments. The mix of the Company's investment portfolio has shifted modestly during the past twelve months, as the percentage of investments held in Treasury, agency and mortgage backed agency securities has declined and the percentage of municipal obligations and other investments has increased slightly.

The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2006 and 2005, and at December 31, 2005.

                                                   9/30/06   12/31/05   9/30/05
                                                   -------   --------   -------
U.S. Treasury and agency securities                  40.2%     42.2%      40.3%
Mortgage backed agency securities                    15.7%     14.4%      16.8%
Obligations of states and political subdivisions     40.7%     40.2%      39.7%
Corporate, asset backed, and other securities         3.4%      3.2%       3.2%
                                                    -----     -----      -----
   Total Securities                                 100.0%    100.0%     100.0%
                                                    =====     =====      =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 11% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

LOANS

Gross loans increased by $17.4 million in the third quarter of 2006, bringing the twelve-month loan growth to $54.8 million, for an increase of 10.2% over the previous twelve months. All categories of the loan portfolio have experienced growth during the first nine months of 2006, with business loans and commercial and residential mortgages providing the largest portion of that growth.

The portfolio continues to evolve and the trend of the portfolio mix has changed during the first nine months of the year. Personal loans and residential mortgage balances increased as a percentage of total loans since December 31, 2005 while business loans and construction and development loans experienced a decline in their overall percentages during the same period.

The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                  September 30, 2006      December 31, 2005       September 30, 2005
                                ---------------------   ---------------------   ---------------------
                                 Balance   % of total    Balance   % of total    Balance   % of total
                                --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                     $ 87,703      14.8%     $ 81,571       14.6%    $ 81,078      15.1%
   Business loans and
      commercial mortgages       331,846      56.0%      320,188       57.4%     305,904      56.9%
   Tax exempt                      2,898       0.5%        3,133        0.6%       3,255       0.6%
   Residential mortgage           82,414      13.9%       67,246       12.0%      66,943      12.5%
   Construction & development     87,521      14.8%       85,975       15.4%      80,361      14.9%
                                --------     -----      --------     ------     --------     -----
      Total loans               $592,382     100.0%     $558,112     100.00%    $537,541     100.0%
                                ========     =====      ========     ======     ========     =====

CREDIT QUALITY

United's loan quality remains strong, in spite of the challenges facing the Michigan economy. The Company continues to maintain a process of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of nonperforming loans is presented in the table below. For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient.

The Company's total nonperforming assets have declined by more than $4 million from year-end 2005 totals, with the reduction in all categories of nonperforming assets. While nonaccrual loan balances increased slightly during the quarter, delinquent loans and troubled debt restructurings declined by $1.8 million in the third quarter. Balances of property held as other real estate has also declined, and the percent of non-performing assets has moved from 1.07% of loans at December 31, 2005 to 0.48% at September 30, 2006. Collection efforts are underway with past due and nonaccrual loans, and the Company remains adequately secured.

The following chart shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.

                                                  9/30/06   12/31/05   9/30/05
                                                  -------   --------   -------
Nonaccrual loans                                  $2,869     $5,609    $4,378
Loans past due 90 days or more                       160      1,153       570
Troubled debt restructurings                          --         --       898
                                                  ------     ------    ------
   Total nonperforming loans                       3,028      6,762     5,846
Other real estate (ORE)                              551        871     1,234
                                                  ------     ------    ------
   Total nonperforming assets                     $3,579     $7,633    $7,080
                                                  ======     ======    ======
Percent of nonperforming loans to total loans       0.51%      1.21%     1.09%
Percent of nonperforming assets to total assets     0.48%      1.07%     1.00%

As of September 30, 2006, the Company has no loans classified as a troubled debt restructuring. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2006 and 2005 follows:

                                    2006     2005
                                   ------   ------
Balance at January 1               $6,361   $5,766
Loans charged off                    (681)    (573)
Recoveries credited to allowance      112      119
Provision charged to operations     1,202      954
                                   ------   ------
Balance at September 30            $6,994   $6,266
                                   ======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2006 and 2005, and December 31, 2005.

                                   9/30/06   12/31/05   9/30/05
                                   -------   --------   -------
Business and commercial mortgage    $6,067    $5,471     $5,452
Tax exempt                              --        --         --
Residential mortgage                    18        14         13
Personal                               853       777        776
Construction                            --        --         --
Unallocated                             56        99         25
                                    ------    ------     ------
   Total                            $6,994    $6,361     $6,266
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

Loans to finance residential mortgages make up 13.9% of the portfolio at September 30, 2006, and are well-secured and have had historically low levels of net losses. Personal and business loans, including business mortgages and construction and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth continued during the third quarter of 2006, as total deposits increased by more than $9 million. This represents an annualized rate of 5.9%, compared to deposit growth over the past twelve months of 5.3%. Short-term interest bearing accounts continue to be very popular with clients, and demand deposit balances increased modestly. The Banks continue to experience interest by consumers in certificates of deposit, and traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering core deposits within their market areas, in order to fund anticipated future loan growth. The Banks' deposit rates are consistently competitive with other banks in their market areas.

The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The Banks do not support their growth through brokered deposits, although they do participate in gathering out-of-market certificates of deposit through an automated network.

The chart below shows the percentage makeup of the deposit portfolio as of September 30, 2006 and 2005, and December 31, 2005.

                               9/30/06   12/31/05   9/30/05
                               -------   --------   -------
Noninterest bearing deposits     13.9%     15.0%      14.6%
Interest bearing deposits        86.1%     85.0%      85.4%
                                -----     -----      -----
   Total deposits               100.0%    100.0%     100.0%
                                =====     =====      =====

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

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. No advances matured and no new advances were obtained during the third quarter of 2006, and the amount of FHLB borrowings outstanding at September 30 remained substantially unchanged from June 30.

CAPITAL RESOURCES

The capital ratios of the Company exceed the regulatory guidelines for well capitalized institutions at September 30, 2006 and 2005 and December 31, 2005. The following table shows the Company's capital ratios and ratio calculations as of September 30, 2006 and 2005, and December 31, 2005. Dollars are shown in thousands.

                                            Regulatory
                                            Guidelines         United Bancorp, Inc.
                                         ---------------   ----------------------------
                                         Adequate   Well   9/30/06   12/31/05   9/30/05
                                         --------   ----   -------   --------   -------
Tier 1 capital to average assets            4%        5%       9.6%      9.4%       9.3%
Tier 1 capital to risk weighted assets      4%        6%      11.5%     11.1%      11.2%
Total capital to risk weighted assets       8%       10%      12.6%     12.2%      12.3%
Total shareholders' equity                                 $73,311   $67,622    $66,365
Intangible assets                                           (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                     --        --         --
Unrealized (gain) loss on securities
   available for sale                                         (170)      269         60
                                                           -------   -------    -------
   Tier 1 capital                                           69,672    64,422     62,956
Allowable loan loss reserves                                 6,994     6,361      6,266
                                                           -------   -------    -------
   Tier 1 and 2 capital                                    $76,666   $70,783    $69,222
                                                           =======   =======    =======

                              RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2006 resulted in the best quarter in the Company's history. Net income for the quarter surpassed the earnings of the second quarter of 2006 by 12.0%, and year to date earnings are up 12.8% from the same period in 2005. The following discussion provides an analysis of the various components of these changes.

NET INTEREST INCOME

Net interest income continues to increase, as the Banks continue to benefit from asset growth and in spite of tightening interest spreads. During the third quarter, interest income increased by 5.9%, while interest expense grew 10.6%, resulting in an increase in net interest income of 3.2%. While the Company's yield on earning assets increased during the quarter, deposit costs increased at a faster rate, resulting in a slight decrease in spread. Total interest income was up $683,000 over the second quarter of the year, with most of the improvement in loan income. Deposit costs provided most of the $454,000 increase in interest expense, and net interest income was up $229,000 for the quarter.

The Company's year to date yield on earning assets was up ninety-one basis points from the same period of 2005, while its cost of funds increased from the nine-month 2005 levels by eighty-three basis points, resulting in an improvement of seven basis points in the tax equivalent spread. Spread declined from the second quarter of 2006 by two basis points. Year to date net interest income is up $2,203,000 over the same period of 2005, or 12.0%.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2006 and 2005.

                                                               Nine Months Ended September 30,
                                               ---------------------------------------------------------------
                                                           9/30/06                          9/30/05
                                               ------------------------------   ------------------------------
                                                Average   Interest    Yield/     Average   Interest    Yield/
dollars in thousands                            Balance      (b)     Rate (c)    Balance      (b)     Rate (c)
                                               --------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                          $  7,838    $   291     4.95%    $  5,090    $   116     3.04%
   Taxable securities                            62,076      1,746     3.75%      72,042      1,524     2.82%
   Tax exempt securities (b)                     34,963      1,509     5.76%      29,832      1,246     5.57%
   Taxable loans                                565,577     31,523     7.43%     517,584     25,497     6.57%
   Tax exempt loans (b)                           3,051        145     6.33%       3,270        156     6.35%
                                               --------    -------              --------    -------
      Total int. earning assets (b)             673,505     35,214     6.97%     627,818     28,539     6.06%
Less allowance for loan losses                   (6,712)                          (5,977)
Other assets                                     59,247                           59,940
                                               --------                         --------
TOTAL ASSETS                                   $726,040                         $681,781
                                               ========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                   $104,704        997     1.27%    $122,191      1,037     1.13%
Savings deposits                                180,308      3,343     2.47%     174,929      1,931     1.47%
CDs $100,000 and over                            91,016      2,979     4.36%      56,659      1,398     3.29%
Other interest bearing deposits                 141,839      4,115     3.87%     122,426      2,840     3.09%
                                               --------    -------              --------    -------
      Total int. bearing deposits               517,867     11,434     2.94%     476,205      7,206     2.02%
Short term borrowings                             1,300         47     4.87%       2,541         59     3.09%
Other borrowings                                 39,980      1,371     4.57%      42,620      1,437     4.50%
                                               --------    -------              --------    -------
      Total int. bearing liabilities            559,147     12,852     3.06%     521,366      8,702     2.23%
                                                           -------                          -------
Noninterest bearing deposits                     87,459                           86,567
Other liabilities                                 9,155                            9,218
Shareholders' equity                             70,279                           64,633
                                               --------                         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $726,040                         $681,781
                                               ========                         ========
Net interest income (b)                                     22,362                           19,837
                                                           -------                          -------
Net spread (b)                                                         3.91%                            3.84%
                                                                       ====                             ====
Net yield on interest earning assets (b)                               4.43%                            4.21%
                                                                       ====                             ====
Tax equivalent adjustment on interest income                  (532)                            (458)
                                                           -------                          -------
Net interest income per income statement                   $21,830                          $19,379
                                                           =======                          =======
Ratio of interest earning assets to
   interest bearing liabilities                                        1.20                             1.20
                                                                       ====                             ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, interest income and expense for the first nine months of 2006 increased from the same period of 2005, and net interest income improved by just over $2.5 million. During that time, interest income and interest expense both increased as a result of volume and rate increases. The improvement in net interest income for the first nine months of 2006 was evenly divided between volume and rate.

The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2006 and 2005 on a taxable equivalent basis, in thousands of dollars.

                                          2006 Compared to 2005             2005 Compared to 2004
                                     Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                     -------------------------------   -------------------------------
                                        Volume    Rate      Net           Volume    Rate      Net
                                        ------   ------   ------          ------   ------   ------
Interest earned on:
   Federal funds sold                   $   81   $   94   $  175          $   11   $   72   $   83
   Taxable securities                     (231)     453      222             (76)      54      (22)
   Tax exempt securities                   220       43      263              31      (60)     (29)
   Taxable loans                         2,493    3,533    6,026           2,573    2,049    4,622
   Tax exempt loans                        (10)      (1)     (11)             94       --       94
                                        ------   ------   ------          ------   ------   ------
      Total interest income             $2,553   $4,122   $6,675          $2,633   $2,115   $4,748
                                        ======   ======   ======          ======   ======   ======
Interest paid on:
   NOW accounts                         $ (158)  $  118   $  (40)         $   36   $  568   $  604
   Savings deposits                         61    1,351    1,412             (11)     766      755
   CDs $100,000 and over                 1,028      553    1,581             483      100      583
   Other interest bearing deposits         494      781    1,275             365      287      652
   Short term borrowings                   (36)      25      (11)             (1)      33       32
   Other borrowings                        (90)      24      (66)             15      (20)      (5)
                                        ------   ------   ------          ------   ------   ------
      Total interest expense            $1,299   $2,852   $4,151          $  887   $1,734   $2,621
                                        ======   ======   ======          ======   ======   ======
Net change in net interest income       $1,254   $1,270   $2,524          $1,746   $  381   $2,127
                                        ======   ======   ======          ======   ======   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The provision for loan losses for the third quarter of 2006 was $396,000, down from $440,000 for the second quarter of 2006 and up from $329,000 for the third quarter of last year. Through nine months, the provision is $248,000 higher than the first nine months of 2005, for an increase of 26.0%. The increase in the provision for loan losses for the quarter and year to date is directly related to the continued growth of the Company's loan portfolio.

NONINTEREST INCOME

Noninterest income increased 2.4% from the second quarter of 2006 and improved 2.1% over the third quarter of 2005. Service charges on deposits, income from the sale of nondeposit investment products and income from loan sales and servicing provided the improvement for the quarter, while Trust & Investment fee income was flat and other income was down from the prior quarter.

Year to date, noninterest income is up 4.1% from the same period of 2005, with improvement in all categories of noninterest income other than Trust and investment fee income and income from loan sales and servicing. The declines in Trust income are a result of a number of items, including the department's exit of the employee benefits business during the second and third quarters. The decline in income from the sale and servicing of mortgage loans reflects lower volumes of loans sold on the secondary market. The largest dollars of increase were from deposit service charges, ATM, debit and credit card income and income from the sale of nondeposit investment products.

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

NONINTEREST EXPENSES

Total noninterest expense decreased slightly during the third quarter compared to the second quarter of 2006, with no significant changes in any one category. Total year to date noninterest expense is up 7.9% from the same period of 2005. Most categories of noninterest expense have increased during that period, with compensation expense, professional fees and external data processing providing the largest increases. Professional fees have grown in 2006 as a result of additional consulting expenses and the Company's branding initiative. Increases in external data processing costs relate primarily to the costs of ATM, debit card, credit card and merchant processing, but also reflect a shift to outsourcing of the Company's Trust processing during the third quarter of 2006. The increase in expenses generally reflects the continued growth of the Company.

FEDERAL INCOME TAX

The Company's effective tax rate for the third quarter was up slightly, at 28.3%; compared to 27.7% for the second quarter. The Company's effective tax rate for the first nine months of the year increased slightly from 2005 to 2006, at 27.8% for 2006, compared to 27.6% for 2005.

NET INCOME

Overall, net interest income continues to be the major factor behind the Company's strong net income. Noninterest income growth will likely slow as the Company's income from loan sales and servicing and trust and investment fee income flattens and overall noninterest income levels become more dependent on other categories of income. Expenses remain at acceptable levels, but will also increase during the remainder of the year as the Company expands its markets and fills currently-vacant staff positions.

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

FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include those discussed under "Risk Factors" in
Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Based on the results of the simulation model as of September 30, 2006, the Company would expect a maximum potential reduction in net interest margin of less than 6% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company is now slightly liability sensitive, a change in trend from the asset sensitive position the Company had experienced.

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

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended September 30, 2006 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

On September 22, 2006, Annette Theisen and various entities controlled by her, filed a complaint in Washtenaw Circuit Court against a number of defendants, including UBTW and its President, Todd C. Clark. The complaint alleges that UBTW and its President had a fiduciary duty and a duty of good faith to plaintiffs and that UBTW and its President breached those duties in connection with secured loans made to plaintiffs by, among other things, allegedly allowing plaintiffs to make imprudent investments with such loans, causing transfers of, and mortgages to be placed on, certain of plaintiffs' assets contrary to plaintiffs' interests, not disclosing certain alleged conflicts of interest, and failing to pay the premium on, and causing the cancellation of, Ms. Theisen's long-term supplemental medical insurance policy. Plaintiffs seek damages of $6 million. The Company intends to vigorously defend such claims.

The Company is not involved in any material legal proceedings. In addition to the foregoing litigation, the Company and the Banks are involved in ordinary routine litigation incident to its business; however, no such routine proceedings are expected to result in any material adverse effect on the operations or earnings of the Company or the Banks. Neither the Company nor the Banks are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

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
November 8, 2006


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