Form 10-K
period 2006-12-31
UNITED BANCORP INC /MI/
filed 2007-03-16
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                 Yes [ ] No [X]

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $107,109,000, based on a closing price of $45.07 as reported on the OTC Bulletin Board.

As of January 31, 2007, there were 2,624,218 outstanding shares of registrant's common stock, no par value.

Documents Incorporated By Reference:

Portions of the registrant's definitive 2007 Proxy Statement in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              CROSS REFERENCE TABLE

                                                                           Page
ITEM NO.                           DESCRIPTION                           Numbers
--------                           -----------                           -------
PART I
1.  Business                                                                 3
    I   Selected Statistical Information                                     9
        (A) Distribution of Assets, Liabilities and Shareholders'
               Equity                                                        9
        (B) Interest Rates and Interest Differential                         9
    II  Investment Portfolio                                                 9
    III Loan Portfolio                                                      10
        (A) Types of Loans                                                  10
        (B) Maturities and Sensitivities of Loans to Changes in
               Interest Rates                                               11
        (C) Risk Elements                                                   11
        (D) Other Interest Bearing Assets                                   11
    IV  Summary of Loan Loss Experience                                     12
        (A) Changes in Allowance for Loan Losses                            12
        (B) Allocation of Allowance for Loan Losses                         12
    V   Deposits                                                            13
    VI  Return on Equity and Assets                                         13
    VII Short-Term Borrowings                                               13
1A. Risk Factors                                                            13
1B. Unresolved Staff Comments                                               16
2.  Properties                                                              16
3.  Legal Proceedings                                                       17
4.  Submission of Matters to a Vote of Security Holders                     17

PART II
5.  Market for Registrant's Common Equity, Related Stockholder Matters
       and Issuer Purchases of Equity Securities                            17
6.  Selected Financial Data                                                 19
7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                19
7A. Quantitative and Qualitative Disclosures About Market Risk              20
8.  Financial Statements and Supplementary Data                             20
9.  Changes in and Disagreements With Accountants on Accounting &
       Financial Disclosure                                                 20
9A. Controls and Procedures                                                 20
9B. Other Information                                                       22

PART III
10. Directors, Executive Officers and Corporate Governance                  22
11. Executive Compensation                                                  23
12. Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters                                          23
13. Certain Relationships and Related Transactions and Director
       Independence                                                         23
14. Principal Accounting Fees and Services                                  23

PART IV
15. Exhibits and Financial Statement Schedules                              23
    Signatures                                                              26
    Power of Attorney                                                       27
    Exhibit Index                                                           28

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

United Savings Bank opened in 1933 as a result of a merging of charters of Lilley State Bank and Tecumseh State Savings Bank. United Savings Bank was acquired by the Company on January 1, 1986. United Savings Bank changed its name to United Bank & Trust on January 1, 1992, at the time it acquired Thompson Savings Bank in Hudson. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

UBT delivers financial services through a system of twelve banking offices and one Trust office, plus fourteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive and refrigeration and air conditioning industries.

Banking services are delivered by UBTW through five banking offices and five automated teller machines in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the University of Michigan Medical Center.

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

The following table shows comparative information concerning the Banks as of December 31, 2006, in thousands of dollars:

                                   Assets      Loans    Deposits
                                  --------   --------   --------
United Bank & Trust               $494,621   $366,400   $414,984
United Bank & Trust - Washtenaw    260,885    235,363    213,894

UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Wealth Management Group offers a variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income.

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

Dividends. The Company is a legal entity, separate and distinct from the Banks. While the Banks contract with the Company and pay for services provided, much of the Company's revenue will be received in the form of dividends, if any, paid by UBT and UBTW. Thus, the Company's ability to pay dividends to its shareholders will be limited by statutory and regulatory restrictions on UBT and UBTW concerning dividends. Michigan's banking laws restrict the payment of cash dividends by a state bank by providing, subject to certain exceptions, that dividends may be paid only out of net profits then on hand after deducting therefrom its losses and bad debts and no dividends may be paid unless the bank will have a surplus amounting to not less than twenty percent (20%) of its capital after the payment of the dividend. Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Banks exceed the regulatory guidelines for well capitalized institutions. Information in Note 18 on Page A-40 hereof provides additional information regarding the Company's capital ratios, and is incorporated herein by reference.

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal regulatory authorities have released proposed rules to implement the BIS's new capital accord, and comments are due in the first quarter of 2007. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Company and the Banks.

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

Deposit Insurance. Substantially all of the deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC modified its method of calculating FDIC insurance assessments effective November 2006, and provided credits to certain banks for the calendar year 2007, to be applied to future assessments. UBT has earned assessment credits, while UBTW has not, since it is a relatively new institution. These changes will result in increased FDIC insurance premiums for UBTW, while UBT will be able to offset all of its FDIC assessments for 2007 and much of 2008 using credits it has earned. The assessment methodology allows the FDIC to set its assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase.

During 2006, the Banks paid $75,131 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for both banks.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act, or to acquire any company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financing institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act") which was renewed in substantially the same form on March 9, 2006, substantially broadened the scope of the United States and anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing by verifying the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institutions.

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

Employees

On December 31, 2006, the Company and its subsidiaries employed 202 full-time and 42 part-time employees. This compares to 195 full-time and 39 part-time employees at December 31, 2005.

Available Information

You can find more information about us at our website, located at www.ubat.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after such forms have been filed with or furnished to the Securities and Exchange Commission (the "SEC") free of charge on our website through a link to the SEC website.

I    SELECTED STATISTICAL INFORMATION

(A)  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY;

(B)  INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-3 through A-9 hereof, and is incorporated herein by reference.

II   INVESTMENT PORTFOLIO

(A)  BOOK VALUE OF INVESTMENT SECURITIES

The table below reflects the book value of various categories of investment securities of the Company at December 31:

In thousands of dollars                              2006      2005
                                                   -------   --------
U.S. Treasury and government agencies              $52,209   $ 57,978
Obligations of states and political subdivisions    40,512     41,691
Equity and other securities                          3,192      3,354
                                                   -------   --------
   Total Investment Securities                     $95,913   $103,023

(B) CARRYING VALUES AND YIELDS OF INVESTMENT SECURITIES

The following table reflects the carrying values and yields of the Company's securities portfolio for 2006. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments

In thousands of dollars where applicable             0-1       1-5      5-10     Over 10
Available For Sale                                   Year     Years     Years     Years     Total
                                                   -------   -------   -------   -------   -------
U.S. Treasury and government agencies (1)          $19,510   $18,870   $    --   $   --    $38,380
   Weighted average yield                             4.97%     4.73%       --       --       4.82%
Obligations of states and political subdivisions   $11,891   $26,988   $13,801   $1,634    $54,314
   Weighted average yield                             3.75%     4.16%     3.99%    4.67%      4.00%
Equity and other securities (2)                    $ 3,117   $    --   $    --   $   --    $ 3,117
   Weighted average yield                             4.50%       --        --       --       4.50%
   Total securities                                $34,518   $45,858   $13,801   $1,634    $95,811
      Weighted average yield                          4.51%     4.57%     3.99%    4.67%      4.46%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2006, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-9, and in Note 3 on Page A-30 hereof, and is incorporated herein by reference.

III LOAN PORTFOLIO

(A) TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                                     2006       2005       2004       2003       2002
                                                   --------   --------   --------   --------   --------
Personal                                           $ 91,002   $ 81,571   $ 74,142   $ 70,301   $ 71,010
Business and commercial mortgage                    327,928    320,188    278,838    256,778    212,611
Tax exempt                                            2,841      3,133      3,325      1,476      1,417
Residential mortgage (1)                             85,636     67,246     76,228     85,156    110,985
Construction                                         94,356     85,974     64,365     33,109     34,503
                                                   --------   --------   --------   --------   --------
   Total loans (1)                                 $601,763   $558,112   $496,898   $446,820   $430,526
                                                   ========   ========   ========   ========   ========
Personal                                               15.1%      14.6%      14.9%      15.7%      16.5%
Business and commercial mortgage                       54.5%      57.4%      56.1%      57.5%      49.4%
Tax exempt                                              0.5%       0.6%       0.7%       0.3%       0.3%
Residential mortgage (1)                               14.2%      12.0%      15.3%      19.1%      25.8%
Construction                                           15.7%      15.4%      13.0%       7.4%       8.0%
                                                   --------   --------   --------   --------   --------
   Total loans (1)                                    100.0%     100.0%     100.0%     100.0%     100.0%
                                                   ========   ========   ========   ========   ========

(1)  Includes loans held for sale

(B) MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2006, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                      0-1       1-5       After 5
                                                     Year       Years      Years      Total
                                                   --------   --------   --------   --------
Business and commercial mortgage - fixed rate      $ 39,222   $104,450    $14,024   $157,696
Business and commercial mortgage - variable rate     33,813     80,105     56,314    170,232
Tax exempt - fixed rate                                 217      2,518        106      2,841
Tax exempt - variable rate                               --         --         --         --
Construction -fixed rate                              5,244     16,440         --     21,684
Construction -variable rate                          69,400      3,272         --     72,672
                                                   --------   --------    -------   --------
   Total fixed rate                                  44,683    123,408     14,130    182,221
   Total variable rate                              103,213     83,377     56,314    242,904
                                                   --------   --------    -------   --------
      Total                                        $147,896   $206,785    $70,444   $425,125
                                                   ========   ========    =======   ========

(C) RISK ELEMENTS

     Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2006, in thousands of dollars:

Gross amount of interest that would have been
   recorded at original rate                       $327
Interest that was included in revenue                --
                                                   ----
Net impact on interest revenue                     $327
                                                   ====

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-10 through A-13, in Note 1 on Pages A-27 and A-28 and Notes 4 and 5 on Page A-32 hereof, and is incorporated herein by reference

At December 31, 2006, the Banks had eight loans, other than those disclosed above, for a total of $4,652,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D) OTHER INTEREST BEARING ASSETS

As of December 31, 2006, other than $1,063,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under
Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV SUMMARY OF LOAN LOSS EXPERIENCE

(A) CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 2002 through 2006, in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                                    2006     2005     2004     2003     2002
                                                   ------   ------   ------   ------   ------
Balance at beginning of period                     $6,361   $5,766   $5,497   $4,975   $4,571
Charge-offs:
   Business and commercial mortgage                   447      516      739      139      338
   Residential mortgage                                61        1        7       19       --
   Personal                                           254      362      320      512      484
                                                   ------   ------   ------   ------   ------
      Total charge-offs                               762      879    1,066      670      822
                                                   ------   ------   ------   ------   ------
Recoveries:
   Business and commercial mortgage                    13       58      188       20       16
   Residential mortgage                                13        2       --        3       --
   Personal                                           101       82       99      100      105
                                                   ------   ------   ------   ------   ------
      Total recoveries                                127      142      287      123      121
                                                   ------   ------   ------   ------   ------
Net charge-offs                                       635      737      779      547      701
                                                   ------   ------   ------   ------   ------
Additions charged to operations                     2,123    1,332    1,048    1,069    1,105
Balance at end of period                           $7,849   $6,361   $5,766   $5,497   $4,975
                                                   ======   ======   ======   ======   ======
Ratio of net charge-offs to average loans            0.11%    0.14%    0.17%    0.13%    0.13%
Allowance as percent of total loans                  1.30%    1.14%    1.16%    1.23%    1.16%

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $2,123,000 in 2006, compared to $1,332,000 in 2005 and $1,048,000 in 2004. The allowance is based on the analysis of the loan portfolio and a four year historical average of net charge offs to average loans of 0.14% of the portfolio.

(B) ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                                    2006     2005     2004     2003     2002
                                                   ------   ------   ------   ------   ------
Business and commercial mortgage                   $6,911   $5,471   $5,036   $4,775   $3,950
Tax exempt                                             --       --       --       --       --
Residential mortgage                                   24       14       20       37       15
Personal                                              889      777      710      685      571
Construction                                           --       --       --       --       --
Unallocated                                            25       99       --       --      439
                                                   ------   ------   ------   ------   ------
Total                                              $7,849   $6,361   $5,766   $5,497   $4,975
                                                   ======   ======   ======   ======   ======

The allocation method used takes into account specific allocations for identified credits and a four year historical loss average in determining the allocation for the balance of the portfolio.

V DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-5 and maturities of time deposits is provided in Note 9 on Page A-33 hereof, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2006, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                                       Time
                                                   Certificates
                                                   ------------
Within three months                                  $ 23,482
Over three through six months                          20,739
Over six through twelve months                         25,023
Over twelve months                                     33,248
                                                     --------
   Total                                             $102,492
                                                     ========

VI RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-3 and A-4 hereof, and are incorporated herein by reference.

VII SHORT-TERM BORROWINGS

Some of the information required by this section is contained in Note 10 on Page A-33 hereof, and is incorporated herein by reference. No additional information is required, as for all reporting periods, there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

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

As of December 31, 2006, approximately 71% of the Company's loan portfolio consisted of business and commercial mortgage and construction loans. Because the Company's loan portfolio contains a significant number of business and commercial and mortgage and personal construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non- performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company's Profitability Depends Significantly On Economic Conditions In The State Of Michigan The Company's success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lenawee, Monroe and Washtenaw Counties, Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations. See, however, the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Background" on page A-2.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The executive offices of the Company are located at the main office (Hickman Financial Center) of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. UBT operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. In 2005, the Bank moved its Trust & Investment Group to a new leased facility in Tecumseh. The bank owns all of the buildings except for the Trust facility, and leases the land for one office in the city of Adrian. All offices other than the Hickman Financial Center offer drive-up facilities. UBI owns and occupies a 12,000 square foot operations and training center in Tecumseh.

United Bank & Trust - Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline, the villages of Dexter and Manchester, and Scio Township, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, leases the buildings for the Manchester and Scio Township offices, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices, which it moved into in 2003. All offices offer ATM services, and all offices other than Manchester offer drive-up facilities.

ITEM 3 - LEGAL PROCEEDINGS

On September 22, 2006, Annette Theisen and various entities controlled by her, filed a complaint in Washtenaw Circuit Court against a number of defendants, including UBTW and its President, Todd C. Clark. The complaint alleges that UBTW and its President had a fiduciary duty and a duty of good faith to plaintiffs and that UBTW and its President breached those duties in connection with secured loans made to plaintiffs by, among other things, allegedly allowing plaintiffs to make imprudent investments with such loans, causing transfers of, and mortgages to be placed on, certain of plaintiffs' assets contrary to plaintiffs' interests, not disclosing certain alleged conflicts of interest, and failing to pay the premium on, and causing the cancellation of, Ms. Theisen's long-term supplemental medical insurance policy. Plaintiffs seek damages of $6 million. The Company is vigorously defending such claims.

The Company and its subsidiaries are not involved in any other material legal proceedings. They are involved in ordinary routine litigation incident to its business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Company. Neither the Company nor it subsidiaries are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 2006 and 2005 as quoted on the OTC Bulletin Board, under the symbol of UBMI. These prices do not reflect private trades not involving brokers or dealers. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 1,341 shareholders of record as of December 31, 2006. The prices and dividends per share have been adjusted to reflect stock dividends paid in 2006 and 2005.

                      2006                          2005
          ---------------------------   ---------------------------
            Market price       Cash       Market price       Cash
          ---------------   dividends   ---------------   dividends
Quarter    High      Low     declared    High      Low     declared
-------   ------   ------   ---------   ------   ------   ---------
  1st     $58.62   $53.04     $   --    $62.58   $59.87     $0.317
  2nd      56.05    42.77      0.352     63.81    59.87      0.333
  3rd      47.10    43.73      0.370     64.76    59.05      0.352
  4th      45.00    44.00      0.380     62.86    56.67      0.352

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-36 hereof. As a result of a change in the timing of declaration of cash dividends, only three cash dividends were declared in 2006, although four cash dividends were paid.

STOCK PERFORMANCE GRAPH

The following chart shows the yearly percentage change in the Company's cumulative total shareholder return on its common stock. This increase is compared in the chart to similar changes in the NASDAQ Bank Index and the Standard & Poor's 500 Stock Index. All prices are adjusted for stock splits and stock dividends. The graph assumes $100 invested on December 31, 2001. The total return assumes reinvestment of dividends.

The NASDAQ Bank Index is a broad-based capitalization- weighted index of domestic and foreign common stocks of banks that are traded on the NASDAQ National Market System as well as the Small Cap Market. The Index contains various types of NASDAQ listed banks and savings institutions and related holding companies, establishments performing functions closely related to banking, such as check cashing agencies, currency exchanges, safe deposit companies and corporations for banking abroad. The index is made up of 532 institutions at December 31, 2006.

                            TOTAL SHAREHOLDER RETURN
                   CUMULATIVE YEARLY PERCENTAGE AT DECEMBER 31

                               (PERFORMANCE GRAPH)

                     2001    2002    2003    2004    2005    2006
                    -----   -----   -----   -----   -----   -----
UBI                 100.0   113.9   141.8   160.8   153.9   128.2
S&P 500             100.0    76.6    96.9   105.7   108.7   123.5
NASDAQ Bank Index   100.0   104.5   135.8   151.0   144.2   160.1

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31 (In thousands, except per share data).

FINANCIAL CONDITION                               2006       2005       2004       2003       2002
-------------------                             --------   --------   --------   --------   --------
ASSETS
Cash and demand balances in other banks         $ 17,606   $ 20,416   $ 18,188   $ 21,425   $ 16,719
Federal funds sold                                 3,770         --         --         --      7,700
Securities available for sale                     95,811    103,432    103,786    108,734     97,380
Net loans                                        593,914    551,751    491,132    441,323    425,551
Other assets                                      39,888     38,180     37,245     38,291     26,549
                                                --------   --------   --------   --------   --------
      Total Assets                              $750,989   $713,779   $650,351   $609,773   $573,899
                                                ========   ========   ========   ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                    $ 81,373   $ 88,404   $ 85,598   $ 78,184   $ 71,976
Interest bearing certificates of deposit of
   $100,000 or more                              102,492     68,062     40,057     30,946     28,439
Other interest bearing deposits                  444,137    434,186    404,223    393,453    371,135
                                                --------   --------   --------   --------   --------
   Total deposits                                628,002    590,652    529,878    502,583    471,550
Short term borrowings                                 77      6,376      8,726      8,076         75
Other borrowings                                  40,945     42,228     42,847     35,375     41,867
Other liabilities                                  7,429      6,901      6,676      6,356      7,027
                                                --------   --------   --------   --------   --------
   Total Liabilities                             676,453    646,157    588,127    552,390    520,519
Shareholders' Equity                              74,536     67,622     62,224     57,383     53,380
                                                --------   --------   --------   --------   --------
   Total Liabilities and Shareholders' Equity   $750,989   $713,779   $650,351   $609,773   $573,899
                                                ========   ========   ========   ========   ========

RESULTS OF OPERATIONS                             2006      2005      2004      2003      2002
---------------------                           -------   -------   -------   -------   -------
Interest income                                 $47,056   $38,649   $31,720   $30,835   $33,535
Interest expense                                 17,802    12,286     8,423     8,507    10,716
                                                -------   -------   -------   -------   -------
   Net Interest Income                           29,254    26,363    23,297    22,328    22,819
Provision for loan losses                         2,123     1,332     1,048     1,069     1,105
Noninterest income                               12,175    11,669    11,010    11,822     9,999
Noninterest expense                              26,914    25,195    22,646    22,669    21,644
                                                -------   -------   -------   -------   -------
   Income before Federal income tax              12,392    11,505    10,613    10,412    10,069
Federal income tax                                3,420     3,181     2,960     3,024     2,934
                                                -------   -------   -------   -------   -------
   Net Income                                   $ 8,972   $ 8,324   $ 7,653   $ 7,388   $ 7,135
                                                =======   =======   =======   =======   =======
Basic earnings per share (1) (2)                $  3.38   $  3.15   $  2.92   $  2.85   $  2.76
Diluted earnings per share (1) (2)                 3.38      3.13      2.90      2.83      2.75
Cash dividends paid per share (2)                  1.45      1.36      1.24      1.14      1.10

(1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

(2) Adjusted to reflect the stock dividends paid in 2006, 2005, 2004, 2003 and 2002.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on pages A-2 through A-21 hereof, and is incorporated by reference herein.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on pages A-13 through A-17 hereof, and is incorporated by reference herein.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data - The information required by this item is contained on page A-3 hereof, and is incorporated by reference herein.

Other information required by this item is contained on pages A-22 through A-42 hereof, and is incorporated by reference herein.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page No.
                                                                      ----------
Report of Independent Registered Public Accounting Firm                  A-22

Consolidated Financial Statements
   Consolidated Balance Sheets                                           A-23
   Consolidated Statements of Income                                     A-24
   Consolidated Statements of Cash Flow                                  A-25
   Consolidated Statements of Changes in Shareholders' Equity            A-26
   Notes to Consolidated Financial Statements                         A-27--A-42

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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission (COSO) in "Internal Control
     - Integrated Framework." Based on our assessment we believe that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

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


/S/ Robert K. Chapman                   /S/ Dale L. Chadderdon
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Dale L. Chadderdon
President and Chief Executive Officer   Executive Vice President and
                                        Chief Financial Officer

(c)  To the Shareholders of United Bancorp, Inc.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. A company's internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection or unauthorized acquisition, use of disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that United Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
     (COSO). Also in our opinion, United Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Bancorp, Inc. and our report dated March 16, 2007, expressed an unqualified opinion thereon.


                                        /S/ BKD, LLP
                                        ----------------------------------------
                                        BKD, LLP

     Indianapolis, Indiana
     March 16, 2007

(d) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     None

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers, Committees and Meetings of the Board of Directors" and "Beneficial Ownership Reporting Compliance" in the Company's 2007 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" in the Company's 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the heading "Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" and under the headings "Compensation Committee Report" and "Compensation and Governance Interlocks and Insider Particpation" in the Company's 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings "Directors and Executive Officers" and "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" in the Company's 2007 Proxy Statement and in Note 14 on Page A-36 hereof and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2007 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE NO.
                                                                      ----------
Report of Independent Registered Public Accounting Firm                  A-22

Consolidated Financial Statements
   Consolidated Balance Sheets                                           A-23
   Consolidated Statements of Income                                     A-24
   Consolidated Statements of Cash Flow                                  A-25
   Consolidated Statements of Changes in Shareholders' Equity            A-26
   Notes to Consolidated Financial Statements                         A-27--A-42

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

     10.2 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Robert K. Chapman, filed as Exhibit 10.1 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.3 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Randal J. Rabe, filed as Exhibit 10.2 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.4 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Dale L. Chadderdon, filed as Exhibit 10.3 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.5 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Todd C. Clark, filed as Exhibit 10.4 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.6 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Thomas C. Gannon, filed as Exhibit 10.5 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.7 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and Jamice W. Guise, filed as Exhibit 10.6 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     10.8 Employment Agreement effective January 1, 2007, between United Bancorp, Inc. and John A. Odenweller, filed as Exhibit 10.7 to the Company's Form 8-K dated January 10, 2007 (file number 0-16640) and incorporated herein by reference.

     11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-29 and Note 19 on Page A-39 hereof.

     14 Registrant's Code of Business Conduct and Ethics as adopted December 9, 2003

     21   Listing of Subsidiaries, filed herewith.

     23   Consent of BKD LLP, Independent Accountants, filed herewith.

     24 Power of Attorney contained on the signature pages of the 2007 Annual Report on Form 10-K.

     31.1 Certification of Principal Executive Officer

     31.2 Certification of Principal Accounting Officer

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              UNITED BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

The Business of United Bancorp, Inc.                                         A-1

Management's Discussion and Analysis of Financial Condition and Results
   of Operations Background                                                  A-2
   Executive Summary                                                         A-3
   Results of Operations                                                     A-3
   Financial Condition                                                       A-9
   Liquidity, Funds Management and Market Risk                              A-14
   Capital Resources                                                        A-17
   Contractual Obligations                                                  A-17
   Prospective Accounting and Regulatory Changes                            A-18
   Critical Accounting Policies                                             A-19
   Forward-Looking Statements                                               A-21

Report of Independent Registered Public Accounting Firm                     A-22

Consolidated Financial Statements
   Consolidated Balance Sheets                                              A-23
   Consolidated Statements of Income                                        A-24
   Consolidated Statements of Cash Flows                                    A-25
   Consolidated Statements of Changes in Shareholders' Equity               A-26
   Notes to Consolidated Financial Statements                               A-27

NATURE OF BUSINESS

United Bancorp, Inc. (the "Company") is a Michigan Bank Holding Company headquartered in Tecumseh, Michigan. The Company's subsidiary banks (the "Banks") have local Boards of Directors and are locally managed. The Banks offer a full range of financial services through a system of seventeen banking offices located in Lenawee, Monroe and Washtenaw Counties. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Companywide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW").

BACKGROUND

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. The Company's subsidiary banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derive income from the sale of various insurance products to banking clients.

UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Wealth Management Group offers a variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income.

Unemployment for the State of Michigan at the end of December, 2006 was 7.1%, which places it second-highest among the fifty states. The Lenawee County unemployment rate of 7.2% is just above the State's level, while the Washtenaw County unemployment rate of 4.4% is the lowest in the State. The Banks have experienced some slowing of loan growth relating to current economic conditions. On the other hand, while the Company's loan quality had experienced some declines toward the end of 2005, loan quality improved during 2006 as the Banks maintained a strong focus on loan quality. Management continues to keep an eye on the quality of the loan portfolios and the softening economy while continuing efforts to gain market share.


EXECUTIVE SUMMARY

United Bancorp, Inc. net income for 2006 was $648,000 above the level achieved in 2005, as the Company reached record levels of earnings. This strong earnings performance was driven primarily by an 11.0% improvement in net interest income over 2005, in spite of the increasing cost of funding balance sheet growth. Noninterest income for the year improved by 4.3% over the prior year, while noninterest expenses increased by 6.8% as a result of continued growth of the Banks. Earnings per share of $3.38 for 2006 was up from $3.15 per share for the prior year. Return on average shareholders' equity for 2006 was 12.62%, compared to 12.75% for 2005, and return on average assets for the year ended December 31, 2006 was 1.23%, compared to 1.21% for 2005.

Gross loans increased by $43.7 million over 2005, representing growth of 7.8% for the year. Investment balances declined while fed funds sold increased, and total assets grew by 5.2% in 2006 over 2005. This growth was funded by deposit growth of 6.3%, or $37.4 million, as well as a net increase in capital of $6.9 million resulting primarily from net income for the year, net of cash dividends paid.

2006 marked the first full year of the Company's operations with Robert K. Chapman as Chief Executive Officer, following the retirement of David S. Hickman at the end of 2005. During the year, the Company continued to strengthen its management team. Gary D. Haapala joined the Company as head of Wealth Management, and United added David Kersch as head of its mortgage business. In the fourth quarter, UBTW opened its fifth banking office in Scio Township, and expanded its office space at its Ann Arbor main office location.

RESULTS OF OPERATIONS

Earnings Summary and Key Ratios

Consolidated net income improved 7.8% over record levels achieved in 2005, compared to an increase of 8.8% in 2005 over 2004. Both banks contributed to the increase in earnings, and much of the earnings growth in 2006 was a result of continued improvement in the Company's net interest income. This improvement resulted both from balance sheet growth and improvement in asset yields in excess of the cost of funding those assets. The Banks were able to maintain and slightly improve their margin and spread in spite of economic conditions that caused the yield curve to invert during the year, significantly increasing the Company's cost of funds.

At the same time, noninterest income increased by 4.3% from the levels achieved in 2005. Income from the sale and servicing of residential real estate mortgages in the secondary market was down from 2005 levels and Trust fee income declined slightly for the year. These reductions of income were more than offset by increases in other areas, as the diversity of the Company's earnings stream provided significant protection against declining income in any one area. Expenses were up 6.8% from 2005, compared to an increase of 11.3% in 2005 over 2004.

Net income for the second half of the year is typically stronger than in the first six months, and 2006 was no exception. Net interest income was strong during the third and fourth quarters, while noninterest income remained relatively flat and expenses declined slightly quarter over quarter. The chart below shows the trends of the major components of earnings for the four quarters of 2006.


in thousands of dollars, where appropriate   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                             -------   -------   -------   -------
Net interest income before provision         $7,424    $7,428    $7,199    $7,203
Provision for loan losses                       921       396       440       366
Noninterest income                            3,110     3,123     3,051     2,891
Noninterest expense                           6,598     6,742     6,791     6,782
Federal income tax provision                    818       967       835       801
Net income                                   $2,197    $2,446    $2,184    $2,145
Earnings per share (a)                       $0.828    $0.922    $0.824    $0.809
Return on average assets (b)                   1.18%     1.32%     1.20%     1.21%
Return on average shareholders' equity (b)    11.85%    13.52%    12.48%    12.62%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  Annualized

Return on average assets improved to 1.23% for 2006, up from 1.21% for 2005. Return on average average shareholders' equity for 2006 was 12.62%, compared to 12.75% for 2005. At the same time, book value per share and cash dividends per share continue to improve. The following chart shows trends in these and other ratios. As a result of a change in the timing of declaration of cash dividends, only three cash dividends were declared in 2006, although four cash dividends were paid. To facilitate comparison to prior periods, the figure shown in the table represent the dividends actually paid during the year. All figures are adjusted to reflect stock dividends.

                                                                     5 Year
Performance Ratios                        2006     2005     2004     Average
------------------                       ------   ------   ------   --------
Return on average assets                   1.23%    1.21%    1.25%    1.24%
Return on average shareholders' equity    12.62%   12.75%   13.30%   13.08%
Average equity to average total assets     9.74%    9.46%    9.40%
Dividend payout ratio                      42.5%    42.6%    39.9%
Book value per share                     $28.41   $25.83   $23.96
Cash dividends per share                 $1.455   $1.356   $1.237

Book value per share is based on shares outstanding at December 31 of 2,623,716 for 2006, 2,617,886 for 2005 and 2,596,494 for 2004 as adjusted for stock dividends. Dividends per share does not include contingently issuable shares, and is based on average adjusted shares outstanding of 2,623,469 for 2006, 2,614,068 for 2005 and 2,593,463 for 2004, as adjusted for stock dividends.

Net Interest Income

United Bancorp, Inc. derives the greatest portion of its income from net interest income. During 2005 and much of 2006, rising short term interest rates caused the yield curve to flatten and eventually to invert. In spite of the challenges that the inverted curve presented, the Company managed to improve its net interest income in 2006 over 2005, with growth in net interest income of $2.891 million.

Interest income increased 21.8% in 2006 over 2005, for the same percentage improvement as in 2005 over 2004. At the same time, interest expense increased 44.9% for 2006, compared to an increase of 45.9% in all of 2005. The net result was an increase of 11.0% in net interest income for 2006 over 2005. Tax-equivalent yields on earning assets improved to 7.05% for 2006, up from 6.18% for 2005, with the improvement occurring in both the investment and loan portfolios. The Company's average cost of funds increased by 84 basis points, and tax equivalent spread moved from 3.86% in 2005 to 3.88% in 2006. Net interest margin experienced similar improvement, moving from 4.25% in 2005 to 4.42% in 2006. The next table provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have helped to keep the margin strong.


          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

                                                       2006                        2005                        2004
                                            --------------------------  --------------------------  --------------------------
                                             Average            Yield/   Average            Yield/  Average             Yield/
Dollars in Thousands                         Balance  Interest   Rate    Balance  Interest   Rate   Balance   Interest   Rate
                                            --------  --------  ------  --------  --------  ------  -------   --------  ------
ASSETS
Interest earning assets (a)
   Federal funds sold                       $  6,968   $   359   5.15%  $  5,762   $   193   3.35%  $  3,906   $    51   1.30%
   Taxable securities                         60,605     2,392   3.95%    70,375     2,032   2.89%    75,755     2,058   2.72%
   Tax exempt securities (b)                  35,824     2,069   5.77%    31,937     1,778   5.57%    28,981     1,680   5.80%
   Taxable loans                             571,705    42,771   7.48%   524,156    35,085   6.69%   469,749    28,426   6.05%
   Tax exempt loans (b)                        3,003       191   6.35%     3,259       207   6.37%     1,387        92   6.63%
                                            --------   -------          --------   -------          --------   -------
   Total interest
   earning assets (b)                        678,105   $47,781   7.05%   635,489   $39,297   6.18%   579,778   $32,306   5.57%
Cash and due from banks                       18,792                      19,024                      21,052
Premises and equipment, net                   13,534                      10,913                      14,232
Intangible assets                              3,469                       3,469                       3,469
Other assets                                  23,271                      26,795                      20,278
Unrealized gain on securities available
   for sale                                     (371)                       (137)                        570
Allowance for loan losses                     (6,822)                     (6,029)                     (5,698)
                                            --------                    --------                    --------
Total Assets                                $729,978                    $689,524                    $633,681
                                            ========                    ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
NOW accounts                                $105,396   $ 1,381   1.31%  $122,904   $ 1,478   1.20%  $115,140   $   696   0.60%
Savings deposits                             179,474     4,612   2.57%   176,582     2,805   1.59%   175,658     1,671   0.95%
CDs $100,000 and over                         93,354     4,187   4.48%    59,047     2,030   3.44%    38,853     1,138   2.93%
Other int. bearing deposits                  143,197     5,711   3.99%   124,399     3,971   3.19%   106,496     2,950   2.77%
                                            --------   -------          --------   -------          --------   -------
Total int. bearing deposits                  521,421    15,890   3.05%   482,932    10,285   2.13%   436,147     6,455   1.48%
Short term borrowings                          1,032        62   5.97%     2,283        74   3.24%     2,447        38   1.55%
Other borrowings                              40,064     1,850   4.62%    42,729     1,927   4.51%    42,343     1,930   4.56%
                                            --------   -------          --------   -------          --------   -------
Total int. bearing liab.                     562,517    17,802   3.16%   527,944    12,286   2.33%   480,937     8,423   1.75%
                                                       -------                     -------                     -------
Nonint. bearing deposits                      86,919                      86,779                      86,156
Other liabilities                              9,445                       9,539                       6,398
Shareholders' equity                          71,097                      65,262                      60,190
                                            --------                    --------                    --------
Total Liabilities and Shareholders' Equity  $729,978                    $689,524                    $633,681
                                            ========                    ========                    ========
Net interest income (b)                                 29,979                      27,011                      23,883
   Tax-equivalent adjustment                               725                         648                         586
                                                       -------                     -------                     -------
Net interest income, GAAP basis                        $29,254                     $26,363                     $23,297
                                                       =======                     =======                     =======
Net spread                                                       3.88%                       3.86%                       3.82%
Net yield on interest earning assets (b)                         4.42%                       4.25%                       4.12%
Ratio of interest earning assets to
   interest bearing liabilities                                  1.21                        1.20                        1.21

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.


The following tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The data reflects the fact that the increase in the Company's net interest income during 2006 was a result of balance sheet growth, combined with changes in yields and rate. For the year, the net increase in net interest income as a result of changes in volume was slightly larger than the increase resulting from changes in rate. This contrasts to the change from 2004 to 2005, when the largest portion of the improvement resulted from growth.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans, and changes are treated as volume variances.

                                                 2006 compared to 2005        2005 compared to 2004
                                             Increase (decrease) due to:   Increase (decrease) due to:
                                             ---------------------------   ---------------------------
In thousands of dollars                       Volume    Rate      Net       Volume    Rate      Net
                                              ------   ------   ------      ------   ------   ------
Interest earned on:
   Federal funds sold                         $   46   $  120   $  166      $   33   $  109   $  142
   Taxable securities                           (311)     671      360        (151)     126      (25)
   Tax exempt securities                         223       67      290         166      (68)      98
   Taxable loans                               3,346    4,340    7,686       3,475    3,184    6,659
   Tax exempt loans                              (16)      (1)     (17)        119       (3)     116
                                              ------   ------   ------      ------   ------   ------
      Total interest income                   $3,288   $5,197   $8,485      $3,642   $3,348   $6,990

Interest expense on:
   NOW accounts                               $ (222)  $  125   $  (97)     $   50   $  733   $  783
   Savings deposits                               47    1,759    1,806           9    1,125    1,134
   Interest bearing CDs of
   100,000 or greater                          1,415      742    2,157         668      224      892
   Other int. bearing deposits                   657    1,083    1,740         536      485    1,021
   Short term borrowings                         (54)      42      (12)         (3)      39       36
   Other borrowings                             (122)      45      (77)         18      (21)      (3)
                                              ------   ------   ------      ------   ------   ------
      Total interest expense                  $1,721   $3,796   $5,517      $1,278   $2,585   $3,863
                                              ------   ------   ------      ------   ------   ------
Net change in net interest income             $1,567   $1,401   $2,968      $2,364   $  763   $3,127

Provision for Loan Losses

The Company's gross charge-offs within its loan portfolio declined in 2006, following a similar decline in 2005 from 2004. At the same time, recoveries were down from 2005 levels, and net charge-offs of $635,000 for 2006 were below 2005 net charge-offs of $737,000. The provision for 2006 increased from the prior two years, exceeding the 2005 figure by 59.4%. This provision provides for currently anticipated losses inherent in the current portfolio, and Management continues to evaluate its allocation methodology to assure that the Banks are adequately protected against these losses.

The Company consistently has low to moderate levels of nonperforming loans, and loan loss history continues to compare favorably to peers. The use of third-party independent loan review for business loans and careful monitoring of loans by Management allows the Banks to maintain a high level of quality in their loan portfolios. These factors combine with the Company's level of residential real estate loans to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.


Noninterest Income

Total noninterest income improved 4.3% in 2006 over 2005, compared to an increase of 6.0% in 2005 over 2004. The following table summarizes changes in noninterest income by category for 2006 and 2005, in thousands of dollars where appropriate.

Change in Categories of Noninterest Income

                                               2006      2005     Change     2004    Change
                                             -------   -------   -------   -------   ------
Service charges on deposit accounts          $ 3,364   $ 3,017      11.5%  $ 2,774     8.8%
Wealth Management fee income                   3,769     3,874      -2.7%    3,754     3.2%
Gains (losses) on securities transactions         12        (1)  -1300.0%      (29)  -96.6%
Income from loan sales and servicing             906     1,215     -25.4%    1,222    -0.6%
ATM, debit and credit card fee income          1,905     1,677      13.6%    1,469    14.2%
Sale of nondeposit investment products           993       798      24.4%      721    10.7%
Bank owned life insurance                        408       398       2.5%      443   -10.2%
Other income                                     818       691      18.4%      656     5.3%
                                             -------   -------   -------   -------   -----
   Total Noninterest Income                  $12,175   $11,669       4.3%  $11,010     6.0%
                                             =======   =======   =======   =======   =====

Service charges on deposit accounts were up 11.5% in 2006 over 2005, compared to an increase of 8.8% in 2005 and 5.8% in 2004. This compares to a growth in total deposits of 6.3% during 2006, with short-term deposit products making up a smaller portion of total deposits. Those categories of deposits generate fee income, while certificates of deposit do not. 2006 marked the second full year of the Banks' utilization of a High Performance Checking promotion as a method of gathering deposits, and deposit service charges were restructured as a result of this new program. No significant changes to service charge structure was implemented in 2006.

The Wealth Management Group of UBT continues to provide a steady contribution to the Company's income statement. However, Trust fee income declined 2.7% in 2006 compared to 2005. This compares to a 3.2% increase in 2005 over 2004. In 2006, the department exited the 401k recordkeeping business, resulting in a reduction of $235,000 in fee income and $25 million of assets under management. Assets managed by the department at December 31, 2006 were $564.4 million, down from $605.9 million at the end of 2005 and $616.9 million at the end of 2004.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. Income from loan sales and servicing was down 25.4% in 2006 compared to 2005, following a decline of 0.6% in 2005. During 2006, the volume of loans sold on the secondary market declined substantially from 2005 levels. This decline was a result of a number of factors, including the fact that mortgage originations overall for the Company were down from 2005 levels.

During 2005, clients exhibited a preference for fixed rate loans as market rates declined, resulting in a portion of those loans originated by the Banks being sold in the secondary market. In addition, some of the mortgages previously held on the balance sheets of the Banks were refinanced and sold in the secondary market, providing additional servicing income. In 2006, the Banks experienced the opposite effect, as fewer loans were sold on the secondary market and more loans were added to the portfolios.


Late in 2006, the Company initiated significant restructuring of its mortgage business, including the hiring of a seasoned mortgage professional as head of the Company's mortgage department. Management anticipates that mortgage volume should increase substantially in 2007 as a result of this change in leadership and focus. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2006, 2005 or 2004 as a result of impairment or other reasons.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 13.6% in 2006 over 2005, compared to an increase of 14.2% in 2005 over 2004.

Income from the sale of nondeposit investment products is derived from the sale of investments and insurance products to clients, including credit and title insurance policies, annuities, mutual funds and other investment vehicles. Sales volume was particularly strong in 2006, and this category of income increased 24.4% in 2006 over 2005, compared to an increase of 10.7% in 2005 over 2004.

Income from bank-owned life insurance increased modestly in 2006, following a decline in 2005. The improvement reflects increases in interest crediting rates during the year, as the Banks made no change in the amount of their BOLI holdings. Other noninterest income during the year consisted of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income improved 18.4% from 2005 to 2006, following an increase of 5.3% from 2004 to 2005, with no one area contributing significantly more than others to the improvement. Overall, total noninterest income increased $506,000 from 2005 to 2006, following an increase of $659,000 from 2004 to 2005.
This continued improvement reflects the diversity of the Company's noninterest income sources. Management anticipates continued improvement in the future as the sources of noninterest income remain fluid.

Noninterest Expense

The following table summarizes changes in the Company's noninterest expense by category for 2006 and 2005, in thousands of dollars where applicable.

Change in Categories of Noninterest Expense

                                               2006      2005    Change     2004    Change
                                             -------   -------   ------   -------   ------
Salaries and employee benefits               $15,037   $14,662     2.6%   $13,502     8.6%
Occupancy and equipment expense                4,344     4,074     6.6%     4,019     1.4%
External data processing                       1,537     1,283    19.8%     1,125    14.0%
Advertising and marketing                      1,063     1,106    -3.9%       382   189.5%
Professional fees                                891       251   255.0%       286   -12.2%
Director fees                                    447       384    16.4%       367     4.6%
Other expense                                  3,595     3,435     4.7%     2,965    15.9%
                                             -------   -------   -----    -------   -----
   Total Noninterest Expense                 $26,914   $25,195     6.8%   $22,646    11.3%
                                             =======   =======   =====    =======   =====

Total noninterest expenses were up 6.8% in 2006, compared to an increase of 11.3% in 2005 over 2004. The largest percentage increases for the year were in occupancy and equipment expense, external data processing and Director fees. The increase in external data processing resulted from a change in processing within the Wealth Management group during the year, as back office processing functions of the department were outsourced. This change in processing also resulted in additional costs relating to the conversion. Occupancy and equipment expenses reflect continued growth of the Banks, including


                                    Page A-8
the addition of one new banking office and office space expansion in Ann Arbor during the year. The increase in Director fees reflects a change in rates paid in 2006 compared to 2005, as well as an increase in the number of meetings for which Directors were paid.

Salaries and benefits are the organization's largest single area of expense. During 2006, this category of expense increased 2.6% from 2005 levels, compared to an increase of 8.6% in 2005. Benefits costs continue to be a large contributor to personnel expense, while the amounts paid to co-workers for profit sharing bonuses and 401(k) profit sharing contributions increased in 2006 as the Company exceeded its earnings targets and other objectives.

Occupancy and equipment expense increased 6.6% in 2006, compared to an increase of 1.4% in 2005. This increase reflects the partial-year impact of three expansion initiatives. In mid-2005, the Wealth Management Group moved into new office space, and the full-year effect of those costs were experienced in 2006. UBTW opened its fifth banking office in the fourth quarter of 2006 and expanded the amount of occupied office space at its Ann Arbor main office, and a portion of those expenses were in the 2006 income statement. There were no other significant additions to the Company's technology or banking office infrastructure in 2006.

Advertising and marketing expenses declined modestly in 2006, following a increase of 189.5% in 2005. The increase in 2005 included costs of the High Performance Checking program, along with the cost of increased marketing and advertising presence in the communities served by the Banks, and those efforts continued in 2006. Other expenses were up 4.7% over 2005, with no one category contributing disproportionately to the increase in expenses.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates                            2006      2005      2004
                                             -------   -------   -------
Income before tax                            $12,392   $11,505   $10,613
Federal income tax                           $ 3,420   $ 3,181   $ 2,960
Effective federal tax rate                      27.6%     27.6%     27.9%

The Company's effective federal tax rate remained unchanged from 2006, following a decline from 2004 to 2005. Income from bank owned life insurance and tax credits from participation in low-income housing partnerships help to reduce the Company's federal income taxes. Tax exempt income continues to be a significant factor in the tax calculation for the Company, due to the percentage of the investment portfolio carried in tax exempt municipal securities and loans. The Banks intend to continue to invest in tax-exempt assets as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

FINANCIAL CONDITION

Securities

Dollars of loan growth in excess of net deposit growth resulted in a decline of $7.6 million in the Company's securities portfolio during 2006. The makeup of the Company's investment portfolio continues to evolve with the growth of the Company, and the mix of the consolidated investment portfolio has continued to shift to meet liquidity and interest rate risk needs. On a consolidated basis, investment in all categories of securities declined in 2006, with the largest decrease in U.S. agency investments.


Changes in the various categories of the Company's investment portfolio are shown in the chart below.

Change in Categories of Securities Portfolio,
in thousands of dollars                              2006      2005
                                                   -------   -------
U.S. Treasury and agency securities                $(5,312)  $ 1,130
Mortgage backed agency securities                     (920)   (7,665)
Obligations of states and political subdivisions    (1,241)    6,118
Corporate, asset backed and other securities          (148)       63
                                                   -------   -------
   Change in total securities                      $(7,621)  $  (354)
                                                   =======   =======

These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities
Portfolio at December 31,                           2006    2005
                                                   -----   -----
U.S. Treasury and agency securities                 40.1%   42.2%
Mortgage backed agency securities                   14.6%   14.4%
Obligations of states and political subdivisions    42.1%   40.2%
Corporate, asset backed and other securities         3.3%    3.2%
                                                   -----   -----
   Total securities                                100.0%  100.0%
                                                   =====   =====

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 26% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities valuable to the Banks, and the Company does not anticipate being subject to alternative minimum tax in the near future. The Banks' investment in local municipal issues also reflects their commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2006 and 2005, in thousands of dollars.

Unrealized Gains and Losses in the
Investment Portfolio                               2006    2005   Change
                                                   ----   -----   ------
U.S. Treasury and agency securities                $(54)  $(403)   $349
Mortgage backed agency securities                   (62)   (176)    114
Obligations of states and political subdivisions    143      81      62
Corporate, asset backed and other securities         75      89     (14)
                                                   ----   -----    ----
Total investment securities                        $102   $(409)   $511
                                                   ====   =====    ====

Loans

As full service lenders, the Banks offer a variety of loan products in their markets. Loan growth was 7.8% in 2006, with much of that increase in personal loans and residential mortgages. Business loan volume slowed during the year, in part as a result of anticipated payoffs within the portfolio and a decline in nonperforming loans. At the same time, expanded offerings of ARM products by the Banks in 2006 have resulted in higher volume of ARM products for the year, which are generally retained in the loan portfolios of the Banks


The chart below shows the percentage change in each category of the loan portfolio for 2006 and 2005.

Percentage Change in Categories of Loan
Portfolio                                          2006    2005
                                                   ----   -----
Personal                                           11.6%   10.0%
Business                                            2.4%   14.8%
Tax exempt                                         -9.3%   -5.8%
Residential mortgage                               27.3%  -11.8%
Construction                                        9.7%   33.6%
Total loans                                         7.8%   12.3%
                                                   ====   =====

Personal loan balances grew 11.6% in 2006, following an increase of 10.0% in 2005 over 2004. Activity in 2006 was in all categories of personal loans, but the largest growth was in home equity loans and personal lines of credit. Personal loans on the Company's balance sheet include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. In addition, amounts outstanding in personal lines of credit and home equity loans are included in this loan category.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. In 2005, a significant portion of mortgage production included refinancing of existing portfolio loans into products that were sold on the secondary market. In 2006, as a result of expanded ARM product offerings, a much larger portion of the Company's mortgage production was in shorter term adjustable rate mortgages, and much of this volume was retained on the balance sheets of the Banks. As a result, Total dollars in the mortgage portfolio increased 27.3% in 2006 over 2005, following a decline of 11.8% in 2005.

Construction loan balances increased by 9.7% in 2006, following an increase of 33.6% in 2005. The rate of increase in construction loan volume declined primarily as a result of a slowing of the commercial mortgage and residential housing activity in the Company's market area. Residential construction loans will convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans will eventually be converted to commercial mortgages.

Business loan growth slowed in 2006, following the strong growth experienced in 2005. Total loans outstanding to businesses increased 2.4% in 2006, compared to growth of 14.8% in 2005. The slowing of loan growth in this category was primarily the result of anticipated and unanticipated loan payoffs within the portfolio. These payoffs reflect our efforts to maintain loan quality within the portfolio, as well as increased competition within the Banks' markets.

This growth in loans to commercial enterprises is derived from all of the markets the Banks serve, including significant contributions from the Ann Arbor and Dexter markets. In addition, the Banks purchase and sell participations in business loans, in order to diversify their geographic risk. Participation in tax exempt financing reflects continued involvement in funding local community expansion at local municipalities and school districts, reduced by normal amortizations of loan balances. Tax-exempt loan balances declined slightly in 2006 and 2005, following a large increase in 2004.


Credit Quality

The Company continues to maintain a high level of asset quality as a result of actively monitoring delinquencies, nonperforming assets and potential problem loans. The aggregate amount of non- performing loans is presented in the table below. For purposes of that summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient.

The chart below shows the amount of nonperforming assets by category at December 31 for each of the past five years.

Nonperforming Assets, in thousands of dollars       2006     2005     2004     2003     2002
                                                   ------   ------   ------   ------   ------
Nonaccrual loans                                   $5,427   $5,609   $3,709   $3,635   $1,583
Accruing loans past due 90 days or more               855    1,153    1,674      761      748
Troubled debt restructurings                           --       --       --       --       --
                                                   ------   ------   ------   ------   ------
   Total nonperforming loans                        6,282    6,762    5,383    4,396    2,331
Other real estate                                   1,063      871      844      593      467
                                                   ------   ------   ------   ------   ------
   Total nonperforming assets                      $7,345   $7,633   $6,227   $4,989   $2,798
                                                   ======   ======   ======   ======   ======
Percent of nonperforming loans to total loans        1.04%    1.21%    1.08%    0.98%    0.54%
                                                   ======   ======   ======   ======   ======
Percent of nonperforming assets to total assets      0.98%    1.07%    0.96%    0.82%    0.49%
                                                   ======   ======   ======   ======   ======

The Company experienced modest improvement in its total nonperforming assets from year-end 2005 to 2006. Nonaccrual loans were down slightly, while delinquent loans were at their lowest level since 2003. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient. Collection efforts continue with all delinquent clients, to bring them back to performing status. Holdings of other real estate was up from the end of 2005, and total nonperforming loans as a percent of total loans moved from 1.21% at the end of 2005 to 1.04% at the end of 2006.

The amount listed in the previous table as other real estate reflects three properties that were acquired through foreclosure or in lieu of foreclosure. All are vacant and are for sale, and no significant loss on these properties is anticipated. Total dollars in this category have increased from 2005 levels, but remain relatively low as a percentage of assets.

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan Portfolio
at December 31,                                     2006    2005
                                                   -----   -----
Personal                                            15.1%   14.6%
Business                                            54.5%   57.4%
Tax exempt                                           0.5%    0.6%
Residential mortgage                                14.2%   12.0%
Construction                                        15.7%   15.4%
                                                   -----   -----
   Total loans                                     100.0%  100.0%
                                                   =====   =====

Loans to finance residential mortgages, including construction loans, make up 29.9% of the portfolio at year-end, compared to 27.4% at the end of 2005. This increase is primarily reflected in increases in portfolio mortgages during the year. Loans in this category are well-secured and have had historically low levels of net losses.


The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of its business loan portfolio. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans consist of approximately 63.6% of loans secured by nonfarm, nonresidential real estate. There are no other significant concentrations in the business loan portfolio. Further information concerning credit quality is contained in Note 6 of the Notes to Consolidated Financial Statements.

Deposits

Deposit totals increased $37.4 million in 2006, or 6.3% for the year, compared to deposit growth of 11.5% in 2005. While non-CD interest bearing deposit products continue to be popular with clients, much of the deposit growth during 2006 was in certificates of deposit. Although clients continue to evaluate alternatives to certificates of deposit in search of the best yields on their funds, traditional banking products continue to be an important part of the Company's product line.

While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The following chart shows the percentage change in deposits by category for 2006 and 2005.

Percentage Change in Deposits by Category          2006   2005
                                                   ----   ----
Noninterest bearing deposits                       -8.0%   3.3%
Interest bearing deposits                           8.8%  13.0%
Total deposits                                      6.3%  11.5%
                                                   ====   ====

The chart below shows the percentage makeup of the deposit portfolio in 2006 and 2005.

Percentage Breakdown of Deposit Portfolio
as of December 31,                                  2006    2005
                                                   -----   -----
Noninterest bearing deposits                        13.0%   15.0%
Interest bearing deposits                           87.0%   85.0%
                                                   -----   -----
   Total deposits                                  100.0%  100.0%
                                                   =====   =====

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2006 and 2005, and short term advances and discount window borrowings were not utilized during either year.


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

LIQUIDITY, FUNDS MANAGEMENT AND MARKET RISK

Liquidity

During 2006, the Company's cash and cash equivalents increased as a result of normal activities within the balance sheet and income statement. Throughout 2006, the Company participated in the federal funds market; at times as a provider of funds and at other times as a purchaser. Funding needs varied throughout the year, and overall, the Company's net excess funds during 2006 were marginally higher than in 2005. The Company averaged net federal funds sold of $5.9 million during 2006, compared to $3.5 million during 2005. These changes were primarily a result of timing differences between loan, investment and deposit growth.

Deposits grew $37.4 million in 2006, and FHLB advances declined by $1.3 million as a result of maturities in excess of new borrowings. Net portfolio loans increased by $42.2 million, and total investments declined by $7.6 million. All of these changes contributed to the Company's increase in excess funds.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this


                                    Page A-14
risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions. Based on the results of the simulation model as of December 31, 2006, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points.

During 2006 and 2005, the Company decreased its usage of long term fixed rate FHLB advances. In addition, the Company moved to a liability-sensitive position in the twelve-month timeframe based on internal interest sensitivity measures.

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by the earlier of the contractual maturity or call dates as well as market and historical experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. Weighted average variable rates are based on current rates and indexes. The Company currently has no market sensitive instruments entered into for trading purposes and no off-balance-sheet interest rate swaps or caps. The information is in thousands of dollars as of December 31, 2006 and 2005.

                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2006

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2007      2008       2009      2010     2011     Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 63,826   $39,631   $35,830   $37,106   $36,879    $94,078     $307,350   $304,931
   Average Rate                    7.3%      7.2%      7.1%      7.0%      7.6%       6.2%         6.9%
   Investments                $ 33,725   $22,268   $ 5,016   $ 4,369   $ 3,806    $15,690     $ 84,874   $ 85,360
   Average Rate                    4.4%      4.8%      4.7%      5.1%      4.0%       4.1%         4.5%
Variable Rate:
   Loans                      $112,291   $36,044   $26,096   $17,717   $15,729    $86,536     $294,413   $293,963
   Average Rate                    8.5%      7.8%      6.8%      5.8%      6.0%       8.6%         8.0%
   Investments                $  1,945   $ 1,184   $   988   $   819   $   359    $ 2,498     $  7,793   $  7,781
   Average Rate                    3.6%      4.0%      3.6%      3.6%      4.4%       4.0%         3.9%
Other interest
   earning assets             $  6,812                                                        $  6,812   $  6,812
Average interest rate              4.5%                                                            4.5%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                        $81,373     $ 81,373   $ 81,373
Savings & interest
   bearing demand             $317,340                                                        $317,340   $317,340
Average interest rate              2.4%                                                            2.4%
Time deposits                 $160,766   $46,583   $19,501   $ 1,115   $ 1,269    $    55     $229,289   $230,232
Average interest rate              4.6%      4.6%      4.4%      3.2%      5.0%       5.0%         4.6%
Fixed rate borrowings          $21,339   $10,429   $ 6,000   $ 1,000   $    --    $ 2,177     $ 40,945   $ 40,656
Average interest rate              5.0%      4.1%      4.4%      4.0%      0.0%       5.3%         4.7%
Other interest bearing
   liabilities                $     77                                                        $     77   $     77
Average interest rate              0.5%                                                            0.5%


                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2005

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2006       2007      2008      2009      2010    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 40,937   $39,672   $37,069   $25,458   $35,175    $62,224     $240,535   $235,229
   Average Rate                    6.8%      7.1%      6.8%      6.8%      6.8%       5.8%         6.6%
   Investments                $ 57,273   $ 7,868   $ 4,205   $ 2,049   $ 3,465    $15,209     $ 90,069   $ 89,767
   Average Rate                    3.4%      3.3%      4.1%      3.6%      5.0%       4.0%         3.6%
Variable Rate:
   Loans                      $134,500   $33,308   $24,722   $23,781   $18,228    $85,039     $319,578   $319,008
   Average Rate                    7.7%      7.1%      6.6%      6.0%      5.5%       7.7%         7.3%
   Investments                $  5,434   $ 3,682   $   773   $   169   $   129    $   406     $ 10,593   $ 10,491
   Average Rate                    3.1%      3.3%      3.6%      3.9%      3.7%       4.2%         3.3%
Other interest
   earning assets             $  3,176                                                        $  3,176   $  3,176
Average interest rate              3.8%                                                            3.8%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                        $88,396     $ 88,396   $ 88,396
Savings & interest bearing
   demand                     $317,085                                                        $317,085   $317,085
Average interest rate              1.7%                                                            1.7%
Time deposits                 $119,896   $40,891   $14,899   $ 8,644   $   803    $    30     $185,163   $186,046
Average interest rate              3.6%      3.8%      3.9%      4.1%      3.0%       0.0%         3.7%
Fixed rate borrowings         $  8,021   $20,349   $ 8,940   $ 3,012   $ 1,013    $   893     $ 42,228   $ 41,848
Average interest rate              4.2%      5.0%      3.9%      3.5%      4.0%       5.2%         4.5%
Other interest bearing
   liabilities                $  6,376                                                        $  6,376   $  6,376
Average interest rate              4.3%                                                            4.3%

The Company's primary market risk exposure decreased from 2005 to 2006, based on data supplied by its measurement systems. This market risk exposure is if rates decline. The Company's exposure to market risk is reviewed on a regular basis by the Funds Management Committee. The policy objective is to manage the Company's assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

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

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 2006. Loans and investments are categorized using the earlier of their scheduled payment, call, or repricing dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.


                          INTEREST SENSITIVITY SUMMARY

                                                                             Over 10
In thousands of dollars        0-3 Mo.    4-12 Mo.     1-5 Yrs   5-10 Yrs     Years      Total
                              --------   ---------   ---------   --------   --------   --------
Securities                    $ 20,468   $  23,183   $ 36,442    $14,173    $  1,545   $ 95,811
Loans                          214,688      72,557    253,618     45,594      15,306    601,763
                              --------   ---------   --------    -------    --------   --------
   Total earning assets       $235,156     $95,740   $290,060    $59,767    $ 16,851   $697,574

Interest bearing deposits     $322,584   $ 155,522   $ 68,468    $    55    $     --   $546,629
Other borrowings                 5,577      15,839     17,429        347       1,830     41,022
                              --------   ---------   --------    -------    --------   --------
   Total interest bearing
      liabilities             $328,161   $ 171,361   $ 85,897    $   402    $  1,830   $587,651
                              --------   ---------   --------    -------    --------   --------
Net asset (liability)
   interest sensitivity
   exposure                   $(93,005)  $ (75,621)  $204,163    $59,365    $ 15,021   $109,923

Cumulative net asset
   (liability) exposure       $(93,005)  $(168,626)  $ 35,537    $94,902    $109,923
Cumulative ratio of asset
   to liability exposure          0.72        0.66       1.06       1.16        1.19     to one
Cumulative exposure as a
   percent of total assets       -12.4%      -22.5%       4.7%      12.6%       14.6%

CAPITAL RESOURCES

The common stock of the Company is traded on the Over The Counter Bulletin Board ("OTCBB") as UBMI. It is the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. The payout ratio for 2006 was 42.5%, compared to 42.6% for 2005. Cash dividends per share have continued to increased, providing steady return to shareholders. Book value of the Company's stock increased from $25.83 at the end of 2005 to $28.41 at December 31, 2006. Five percent stock dividends were paid to shareholders in 2006 and 2005.

The ratios of average equity to average assets of the Banks and the Company increased in 2006 over 2005, as average capital grew at a faster pace than did average assets as a result of strong earnings. The Company's capital ratios exceed the levels required by its regulators, and Management continues to evaluate methods to optimize the high levels of equity of the Company. The table in Note 18 of the Notes to Consolidated Financial Statements details the capital ratios of the Company. The Company and the Banks are considered to be well-capitalized by the regulators.

The Company maintains short-term strategic plan and a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include maintaining capital growth in relation to asset growth, and the retention of a portion of earnings to fund growth while providing a reasonable return to shareholders.

CONTRACTUAL OBLIGATIONS

The following table details the Company's known contractual obligations at December 31, 2006, in thousands of dollars:



                                                  Payments due by period
                                 --------------------------------------------------------
                                 Less than                           More than
Contractual Obligations            1 year    1-3 years   3-5 years    5 years      Total
                                 ---------   ---------   ---------   ---------   --------
Long term debt (FHLB advances)    $21,339     $16,429      $1,000      $2,177     $40,945
Operating lease arrangements          839       1,646       1,537       3,646       7,668
Purchase agreements                    --          --          --          --          --
                                  -------     -------      ------      ------     -------
Total                             $22,178     $18,075      $2,537      $5,823     $48,613


PROSPECTIVE ACCOUNTING AND REGULATORY CHANGES

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. SFAS No. 154 was effective for the Company beginning October 1, 2006. We have evaluated the requirements of SFAS No. 154 and determined that it will not have a material effect on our financial condition or results of operations.

In February 2006, FASB issued Statement No. 155. "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends FASB Statement No. 133 and
140. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity's ("QSPE") permitted holdings to include passive derivative financial instruments that pertain to other derivative instruments. This statement is effective for the Company for all financial instruments acquired, issued or subject to a remeasurement event occurring on or after October 1, 2006. We have evaluated the requirements of SFAS No. 155 and determined that it will not have a material effect on our financial condition or results of operations.

In March 2006, FASB issued Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either the fair value measurement with changes to fair value reflected in earnings or the amortization and impairment requirements of Statement 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 was effective for the Company beginning October 1, 2006. We have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective for the Company beginning October 1, 2006. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.


Also in September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletine No. 85-4 (Accounting for Purchases of Life Insurance). The issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that the policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of adoption of this issue.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in the quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of the initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements were effective for the Company beginning October 1, 2006. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

Management is not aware of any other trends, events or uncertainties that are likely to have a material effect on the Company's liquidity, capital resources, or operations. In addition, Management is not aware of any current recommendations by regulatory authorities, other than those previously discussed, which would have such an effect.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Credit Losses

The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory


                                    Page A-19
guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Goodwill and Other Intangibles

The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate


                                    Page A-20
a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include those discussed under "Risk Factors" in
Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
United Bancorp, Inc. and Subsidiaries

                                 (BKD LLP LOGO)

Shareholders and Board of Directors
United Bancorp, Inc.
Tecumseh, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Bancorp, Inc. internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting.


                                        (BKD, LLP)

                                        BKD, LLP

Indianapolis, Indiana
March 16, 2007


CONSOLIDATED BALANCE SHEETS
United Bancorp, Inc. and Subsidiaries

                                                                December 31,
                                                            -------------------
In thousands of dollars                                       2006       2005
                                                            --------   --------
ASSETS
Cash and demand balances in other banks                     $ 17,606   $ 20,416
Federal funds sold                                             3,770         --
                                                            --------   --------
Total cash and cash equivalents                               21,376     20,416
Securities available for sale                                 95,811    103,432
Loans held for sale                                            5,772      1,060
Portfolio loans                                              595,991    557,052
                                                            --------   --------
Total loans                                                  601,763    558,112
Less allowance for loan losses                                 7,849      6,361
                                                            --------   --------
Net loans                                                    593,914    551,751
Premises and equipment, net                                   13,215     12,998
Goodwill                                                       3,469      3,469
Bank-owned life insurance                                     11,499     11,091
Accrued interest receivable and other assets                  11,705     10,622
                                                            --------   --------
TOTAL ASSETS                                                $750,989   $713,779
                                                            ========   ========
LIABILITIES
Deposits
   Noninterest bearing deposits                             $ 81,373   $ 88,404
   Interest bearing deposits                                 546,629    502,248
                                                            --------   --------
Total deposits                                               628,002    590,652
Short term borrowings                                             77      6,376
Other borrowings                                              40,945     42,228
Accrued interest payable and other liabilities                 7,429      6,901
                                                            --------   --------
TOTAL LIABILITIES                                            676,453    646,157
                                                            --------   --------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   5,000,000 shares authorized, 2,623,716 shares
   issued and outstanding in 2006 and 2,493,238
   in 2005                                                    71,075     63,186
Retained earnings                                              3,393      4,705
Accumulated other comprehensive income (loss), net of tax         68       (269)
                                                            --------   --------
TOTAL SHAREHOLDERS' EQUITY                                    74,536     67,622
                                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $750,989   $713,779
                                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
United Bancorp, Inc. and Subsidiaries

                                                                   For the years
                                                                 ended December 31,
                                                            ---------------------------
In thousands of dollars, except per share data                2006      2005      2004
                                                            -------   -------   -------
INTEREST INCOME
Loans                                                       $42,900   $35,225   $28,488
Securities
   Taxable                                                    2,392     2,032     2,057
   Tax exempt                                                 1,405     1,199     1,124
Federal funds sold                                              359       193        51
                                                            -------   -------   -------
Total interest income                                        47,056    38,649    31,720
                                                            -------   -------   -------
INTEREST EXPENSE
Deposits                                                     15,890    10,285     6,455
Short term borrowings                                            62        74        38
Other borrowings                                              1,850     1,927     1,930
                                                            -------   -------   -------
Total interest expense                                       17,802    12,286     8,423
                                                            -------   -------   -------
NET INTEREST INCOME                                          29,254    26,363    23,297
Provision for loan losses                                     2,123     1,332     1,048
                                                            -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          27,131    25,031    22,249
                                                            -------   -------   -------
NONINTEREST INCOME
Service charges on deposit accounts                           3,364     3,017     2,774
Wealth Management fee income                                  3,769     3,874     3,754
Gains (losses) on securities transactions                        12        (1)      (29)
Income from loan sales and servicing                            906     1,215     1,222
ATM, debit and credit card fee income                         1,905     1,677     1,469
Sale of nondeposit investment products                          993       798       721
Income from bank-owned life insurance                           408       398       443
Other income                                                    818       691       656
                                                            -------   -------   -------
Total noninterest income                                     12,175    11,669    11,010
                                                            -------   -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits                               15,037    14,662    13,502
Occupancy and equipment expense                               4,344     4,074     4,019
External data processing                                      1,537     1,283     1,125
Advertising and marketing                                     1,063     1,106       382
Professional fees                                               891       251       286
Director fees                                                   447       384       367
Other expense                                                 3,595     3,435     2,965
                                                            -------   -------   -------
Total noninterest expense                                    26,914    25,195    22,646
                                                            -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                             12,392    11,505    10,613
Federal income tax                                            3,420     3,181     2,960
                                                            -------   -------   -------
NET INCOME                                                  $ 8,972   $ 8,324   $ 7,653
                                                            =======   =======   =======
Basic earnings per share                                    $  3.38   $  3.15   $  2.92
Diluted earnings per share                                     3.38      3.13      2.90
                                                            =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
United Bancorp, Inc. and Subsidiaries

                                                                For the years ended December 31,
                                                                --------------------------------
In thousands of dollars                                            2006       2005       2004
                                                                 --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  8,972   $  8,324   $  7,653
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
   OPERATING ACTIVITIES
Depreciation and amortization                                       1,520      1,892      2,419
Provision for loan losses                                           2,123      1,332      1,048
(Gain) Loss on sale of loans                                         (563)      (940)      (957)
Proceeds from sales of loans originated for sale                   39,627     57,961     66,928
Loans originated for sale                                         (43,776)   (56,979)   (66,983)
(Gain) Loss on securities transactions                                (12)         1         29
Deferred income taxes                                                (503)       313         43
Increase in cash surrender value on bank owned life insurance        (408)      (398)      (443)
Change in investment in limited partnership                           107        234         86
Excess tax benefits from exercised stock options                      (28)      (265)      (188)
Change in accrued interest receivable and other assets               (543)      (898)     1,735
Change in accrued interest payable and other liabilities            1,650        204        329
                                                                 --------   --------   --------
Total adjustments                                                    (806)     2,457      4,046
                                                                 --------   --------   --------
Net cash from operating activities                                  8,166     10,781     11,699
                                                                 --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
   Purchases                                                      (40,177)   (30,664)   (50,113)
   Sales                                                              164         --      4,626
   Maturities and calls                                            42,711     20,688     41,737
   Principal payments                                               5,439      9,423      7,255
Net increase in portfolio loans                                   (40,353)   (62,484)   (51,328)
Net investment in bank owned life insurance                            --         --         --
Net premises and equipment expenditures                            (1,468)    (1,126)      (455)
                                                                 --------   --------   --------
Net cash from investing activities                                (33,684)   (64,163)   (48,278)
                                                                 --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                             37,350     60,774     27,295
Net change in short term borrowings                                (6,299)    (2,350)       650
Principal payments on other borrowings                             (8,033)    (1,569)      (528)
Proceeds from other borrowings                                      6,750        950      8,000
Proceeds from common stock transactions                               499        987        880
Excess tax benefits from exercised stock options                       28        265        188
Dividends paid                                                     (3,817)    (3,447)    (3,143)
                                                                 --------   --------   --------
Net cash from financing activities                                 26,478     55,610     33,342
                                                                 --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               960      2,228     (3,237)
Cash and cash equivalents at beginning of year                     20,416     18,188     21,425
                                                                 --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 21,376   $ 20,416   $ 18,188
                                                                 ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                    $ 17,186   $ 11,571   $  8,373
Income tax paid                                                     3,655      3,100      2,450
Loans transferred to other real estate                                779        491      1,483

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2006, 2005, 2004

                                                                              Common    Retained
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                    Shares    Stock (1)   Earnings   AOCI (2)    Total
                                                                ---------   ---------   --------   --------   -------
Balance, January 1, 2004                                        2,224,963    $45,809    $10,994     $ 580     $57,383
Net income, 2004                                                                          7,653                 7,653
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                                     (481)       (481)
                                                                                                              -------
Total comprehensive income                                                                                      7,172
Cash dividends declared, $1.237 per share                                                (3,211)               (3,211)
Five percent stock dividend declared                              111,776      7,321     (7,321)                   --
Common stock transactions                                          18,358        615                              615
Tax effect of options exercised                                                  188                              188
Director and management deferred
   stock plans                                                                   200       (123)                   77
                                                                ---------    -------    -------     -----     -------
Balance, December 31, 2004                                      2,355,097    $54,133    $ 7,992     $  99     $62,224
Net income, 2005                                                                          8,324                 8,324
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                                     (368)       (368)
                                                                                                              -------
Total comprehensive income                                                                                      7,956
Cash dividends declared, $1.356 per share                                                (3,545)               (3,545)
Five percent stock dividend declared                              118,681      7,952     (7,952)                   --
Common stock transactions                                          19,460        527                              527
Tax effect of options exercised                                                  265                              265
Director and management deferred
   stock plans                                                                   309       (114)                  195
                                                                ---------    -------    -------     -----     -------
Balance, December 31, 2005                                      2,493,238    $63,186    $ 4,705     $(269)    $67,622
Net income, 2006                                                                          8,972                 8,972
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                                       337        337
                                                                                                              -------
Total comprehensive income                                                                                      9,309
Cash dividends declared, $1.102 per share                                                (2,894)               (2,894)
Five percent stock dividend declared                              124,972      7,280     (7,280)                   --
Common stock transactions                                           5,506        277                              277
Tax effect of options exercised                                                   28                               28
Director and management deferred
   stock plans                                                                   304       (110)                  194
                                                                ---------    -------    -------     -----     -------
Balance, December 31, 2006                                      2,623,716    $71,075    $ 3,393     $  68     $74,536
                                                                =========    =======    =======     =====     =======

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The allowance is


                                    Page A-27
increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

OTHER REAL ESTATE OWNED

Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2006 and 2005, other real estate owned totaled $1,063,000 and $871,000, and is included in other assets on the consolidated balance sheets.

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

EARNINGS PER SHARE

Amounts reported as earnings per share are based upon the weighted average number of shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2006, 2005 and 2004, the Company paid five percent stock dividends. Earnings per share, dividends per share, and weighted average shares have been restated to reflect the stock dividends.

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

STOCK BASED COMPENSATION

At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, in 2005, no stock based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment". The Company selected the modified prospective application. Accordingly, after December 31, 2005 the Company began expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation as of December 31, 2004.

In thousands of dollars, except per share data           2005     2004
                                                        ------   ------
Net income, as reported                                 $8,324   $7,653
   Less: Total stock-based employee compensation cost
      determined under the fair value based method,
      net of taxes                                        (128)     (70)
                                                        ------   ------
Pro forma net income                                    $8,196   $7,583


                                   Page A-29

                                                         2005    2004
                                                        -----   -----
Earning per share:
   Basic     As reported                                $3.15   $2.92
   Basic     Pro forma                                   3.10    2.90
   Diluted   As reported                                 3.13    2.90
   Diluted   Pro forma                                   3.08    2.88

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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of client deposits in the Banks. The amount of reserve and clearing balances required at December 31, 2006 totaled approximately $245,000.

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2006 and 2005 are as follows, in thousands of dollars:

SECURITIES AVAILABLE FOR SALE                           Fair Value   Gains   Losses
-----------------------------                           ----------   -----   ------
2006

U.S. Treasury and agency securities                      $ 38,380     $ 62   $(116)
Mortgage backed agency securities                          13,945       19     (81)
Obligations of states and political subdivisions           40,369      374    (231)
Corporate, asset backed and other securities                3,117       75      --
                                                         --------     ----   -----
Total                                                    $ 95,811     $530   $(428)
                                                         ========     ====   =====

2005

U.S. Treasury and agency securities                      $ 43,692     $  6   $(409)
Mortgage backed agency securities                          14,865       27    (203)
Obligations of states and political subdivisions           41,610      402    (321)
Corporate, asset backed and other securities                3,265       89      --
                                                         --------     ----   -----
Total                                                    $103,432     $524   $(933)
                                                         ========     ====   =====


The Company's temporarily impaired investment securities as of December 31, 2006 and 2005 are shown below.

                                                        Less than 12 Months   12 Months or Longer          Total
                                                        -------------------   -------------------   -------------------
In thousands of dollars                                 Fair Value   Losses   Fair Value   Losses   Fair Value   Losses
                                                        ----------   ------   ----------   ------   ----------   ------
2006

U.S. Treasury and agency
   securities                                             $ 9,386    $ (28)     $13,622    $ (87)     $23,008    $(115)
Mortgage backed agency
   securities                                               2,777      (28)       5,840      (53)       8,617      (81)
Obligations of states and
   political subdivisions                                   3,874      (26)      17,836     (206)      21,710     (232)
                                                          -------    -----      -------    -----      -------    -----
Total                                                     $16,037    $ (82)     $37,298    $(346)     $53,335    $(428)
                                                          =======    =====      =======    =====      =======    =====

2005

U.S. Treasury and agency
   securities                                             $13,974    $ (97)     $27,021    $(312)     $40,995    $(409)
Mortgage backed agency
   securities                                               1,847      (10)      10,188     (193)      12,035     (203)
Obligations of states and
   political subdivisions                                  15,899     (238)      10,042      (83)      25,941     (321)
                                                          -------    -----      -------    -----      -------    -----
Total                                                     $31,720    $(345)     $47,251    $(588)     $78,971    $(933)
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

In thousands of dollars                                 2006   2005    2004
                                                        ----   ----   ------
Sales proceeds                                          $164   $--    $4,626
Gross gains on sales                                      --    --        --
Gross gains (losses) on calls                             12    (1)      (29)

The fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars                                 Fair Value
                                                        ----------
As of December 31, 2006

Due in one year or less                                   $31,398
Due after one year through five years                      45,861
Due after five years through ten years                     13,801
Due after ten years                                         1,634
Equity securities                                           3,117
                                                          -------
Total securities                                          $95,811
                                                          =======

Securities carried at $15,122,000 and $15,090,000 as of December 31, 2006 and 2005 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.


NOTE 4 - LOANS

The table below shows total loans outstanding, including loans held for sale, at December 31. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars                                   2006       2005
                                                        --------   --------
Personal                                                $ 91,002   $ 81,571
Business, including commercial mortgages                 327,928    320,188
Tax exempt                                                 2,841      3,133
Residential mortgage                                      79,864     66,186
Residential mortgages held for sale                        5,772      1,060
Construction                                              94,356     85,974
                                                        --------   --------
Total loans                                             $601,763   $558,112
                                                        ========   ========

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $855,000 and $1,153,000. Non-accruing loans at December 31, 2006 and 2005 were $5,427,000 and $5,609,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars                                  2006     2005      2004
                                                        ------   ------   ------
Balance, January 1                                      $6,361   $5,766   $ 5,497
Loans charged off                                         (762)    (879)   (1,066)
Recoveries credited to allowance                           127      142       287
Provision charged to operations                          2,123    1,332     1,048
                                                        ------   ------   -------
Balance, December 31                                    $7,849   $6,361   $ 5,766
                                                        ======   ======   =======

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars                                   2006     2005      2004
                                                        -------   ------   -------
Average investment in impaired loans                    $ 8,439   $8,295   $ 8,668
Interest income recognized on impaired loans                481      216       192
Interest income recognized on a cash basis                  481      216       192

Balance of impaired loans at December 31                $10,219   $7,957   $10,045
   Portion for which no allowance for loan
      losses is allocated                                 2,101    2,394     2,668
   Portion for which an allowance for loan
      losses is allocated                                 8,118    5,563     7,377
   Portion of allowance for loan losses
      allocated to impaired loans                         2,044    1,087     1,579

NOTE 6 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $230,066,000 and $237,221,000 at December 31, 2006 and 2005. The balance of loans serviced for others related to servicing rights that have been capitalized was $225,629,000 and $235,512,000 at December 31, 2006 and 2005.

No valuation allowance was considered necessary at December 31, 2006 and 2005. Unamortized cost of mortgage servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars                                  2006      2005     2004
                                                        ------    ------   ------
Balance, January 1                                      $1,645    $1,820   $1,832
Amount capitalized                                         131       171      377
Amount amortized                                          (235)     (346)    (389)
                                                        ------    ------   ------
Balance, December 31                                    $1,541    $1,645   $1,820
                                                        ======    ======   ======


NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,251,000 in 2006, $1,275,000 in 2005 and $1,344,000 in 2004. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars                                       2006       2005
                                                            --------   --------
Land                                                        $  1,580   $  1,580
Buildings and improvements                                    14,452     13,772
Furniture and equipment                                       13,076     12,339
                                                            --------   --------
Total cost                                                    29,108     27,691
Less accumulated depreciation                                (15,893)   (14,693)
                                                            --------   --------
Premises and equipment, net                                 $ 13,215   $ 12,998
                                                            ========   ========

The company has several noncancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $759,000, $710,000 and $630,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2007                                                        $  839
2008                                                           832
2009                                                           814
2010                                                           771
2011                                                           766
Thereafter                                                   3,646
                                                            ------
Total Minimum Lease Payments                                $7,668
                                                            ======

NOTE 8 - GOODWILL

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 147 with regard to accounting and financial reporting for goodwill and other intangible assets. There was no impairment of goodwill in 2006, 2005 or 2004.

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars                                       2006       2005
                                                            --------   --------
Within one year                                             $160,815   $119,926
Between one and two years                                     46,583     40,891
Between two and three years                                   19,501     14,899
Between three and four years                                   1,116      8,644
Between four and five years                                    1,274        803
More than five years                                              --         --
                                                            --------   --------
Total time deposits                                         $229,289   $185,163
                                                            ========   ========
Interest bearing time deposits in denominations of
   $100,000 or more                                         $102,492   $ 68,062
                                                            ========   ========

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $45.9 million from correspondent banks to purchase federal funds on a daily basis. There was $0 and $6.3 million of fed funds purchased outstanding at December 31, 2006 and 2005.


The Banks may also enter into sales of securities under agreements to repurchase (repurchase agreements). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. The maximum amount of outstanding agreements at any month end during 2006 and 2005 totaled $77,000 and $76,000 and the daily average of such agreements totaled $76,000 and $76,000. The balance outstanding at December 31, 2006 and 2005 was $77,000 and $76,000.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, noncallable advances from the Federal Home Loan Bank of Indianapolis totaling $40.9 million and $42.2 million at December 31, 2006 and 2005. As of December 31, 2006, the rates on the advances ranged from 2.69% to 6.18% with a weighted average rate of 4.67%. These advances are primarily collateralized by residential mortgage loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalties.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars                                       2006
                                                            -------
Within one year                                             $21,339
Between one and two years                                    10,429
Between two and three years                                   6,000
Between three and four years                                  1,000
Between four and five years                                      --
More than five years                                          2,177
                                                            -------
   Total                                                    $40,945
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

                                                                   2006                 2005
                                                            ------------------   -----------------
                                                            Variable    Fixed    Variable    Fixed
In thousands of dollars                                       Rate       Rate      Rate      Rate
                                                            --------   -------   --------   ------
Commitments to make loans                                   $ 11,006   $13,760   $ 26,179   $7,580
Unused lines of credit                                       116,449     9,614    109,677    3,362
Standby letters of credit                                     12,882        --      9,866       --


Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2006, the rates for amounts in the fixed rate category ranged from 5.88% to 8.50%.

In December 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2006 and 2005, the total recorded investment including the obligation to make additional future investments amounted to $1,589,000 and $1,895,000 and was included in other assets. As of December 31, 2006 and 2005, the obligation of UBT to the limited partnership amounted to $1,632,000 and $1,831,000 which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

On September 22, 2006, Annette Theisen and various entities controlled by her, filed a complaint in Washtenaw Circuit Court against a number of defendants, including UBTW and its President, Todd C. Clark. The complaint alleges that UBTW and its President had a fiduciary duty and a duty of good faith to plaintiffs and that UBTW and its President breached those duties in connection with secured loans made to plaintiffs by, among other things, allegedly allowing plaintiffs to make imprudent investments with such loans, causing transfers of, and mortgages to be placed on, certain of plaintiffs' assets contrary to plaintiffs' interests, not disclosing certain alleged conflicts of interest, and failing to pay the premium on, and causing the cancellation of, Ms. Theisen's long-term supplemental medical insurance policy. Plaintiffs seek damages of $6 million. The Company is vigorously defending such claims.

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars                                      2006     2005     2004
                                                            ------   ------   ------
Current                                                     $3,923   $2,868   $2,917
Deferred                                                      (503)     313       43
                                                            ------   ------   ------
Total income tax expense                                    $3,420   $3,181   $2,960
                                                            ======   ======   ======

The components of deferred tax assets and liabilities at December 31, are as follows:

In thousands of dollars                                      2006     2005
                                                            ------   ------
Deferred tax assets:
Allowance for loan losses                                   $2,669   $2,163
Deferred compensation                                          592      592
Other                                                          179      169
                                                            ------   ------
Total deferred tax assets                                    3,440    2,924
                                                            ======   ======

                                                              2006      2005
                                                            -------   -------
Deferred tax liabilities:
Property and equipment                                         (428)     (383)
Mortgage servicing rights                                      (524)     (559)
Unrealized appreciation on securities available for sale        (35)      (49)
Other                                                        (1,269)   (1,168)
                                                            -------   -------
Total deferred tax liabilities                               (2,256)   (2,159)
                                                            -------   -------
Net deferred tax asset                                      $ 1,184   $   765
                                                            =======   =======

No valuation allowance was considered necessary at December 31, 2006 and 2005.


A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                      2006     2005     2004
                                                            ------   ------   ------
Income taxes at statutory rate of 34%                       $4,213   $3,912   $3,608
Non-taxable income, net of nondeductible interest expense     (479)    (427)    (387)
Income on non-taxable bank owned life insurance               (139)    (135)    (151)
Affordable housing credit                                     (188)    (184)    (132)
Other                                                           13       15       22
                                                            ------   ------   ------
Total federal income tax                                    $3,420   $3,181   $2,960
                                                            ======   ======   ======

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2005 was $46,065,000. During 2006, new and newly reportable loans to such related parties amounted to $13,118,000 and repayments amounted to $21,332,000, resulting in a balance at December 31, 2006 of $37,851,000. Related party deposits totaled $14,577,000 and $13,062,000 at December 31, 2006 and 2005.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. At December 31, 2006, $21.1 million of retained earnings of the Banks were available for distribution to the Company as dividends without prior regulatory approval. It is not the intent of Management to pay dividends in amounts which would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $15,000 for 2006 and $14,000 for 2005 and 2004. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. The expense for the plan for 2006, 2005, and 2004 was $974,000, $918,000 and $791,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. On that basis 2,193 shares in 2006, 2,356 shares in 2005 and 2,746 shares in 2004 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

DIRECTOR RETAINER STOCK PLAN

The Company maintains a deferred compensation plan designated as the Director Retainer Stock Plan ("Director Plan"). The plan provides eligible directors of the Company and the Banks with a means of deferring payment of retainers and certain fees payable to them for Board service. Under the Director Plan, any retainers or fees elected to be deferred under the plan by an eligible director ultimately will be payable in common stock at the time of payment.


SENIOR MANAGEMENT BONUS DEFERRAL STOCK PLAN

The Company maintains a deferred compensation plan designated as the Senior Management Bonus Deferral Stock Plan ("Management Plan"). The Management Plan has essentially the same purposes as the Director Plan discussed above and permits eligible employees of the Company and its affiliates to elect cash bonus deferrals and, after employment termination, to receive payouts in whole or in part in the form of common stock on terms substantially similar to those of the Director Plan.

STOCK OPTIONS

In 2005, Shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"), which became effective January 1, 2005. The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at the market price at the time the options are granted. The 2005 Plan replaced the 1999 Stock Option Plan ("the 1999 Plan"), under which no more options are to be granted.

The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the 2005 Plan, options representing no more than 192,938 shares (adjusted for stock dividends declared) are to be made available to the plan. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

The following table summarizes option activity for the 1999 Plan and the 2005 Plan during 2006, 2005 and 2004, adjusted for stock dividends:

                                               2006                       2005                       2004
                                     ------------------------   ------------------------   ------------------------
                                                  Weighted                   Weighted                   Weighted
                                                  Average                    Average                    Average
                                     Options   Exercise Price   Options   Exercise Price   Options   Exercise Price
                                     -------   --------------   -------   --------------   -------   --------------
Balance, January 1                   127,192       $51.92       111,326       $43.57       112,899       $39.38
Options granted                       29,525        57.72        56,175        60.84        25,824        54.42
Options exercised                     (6,394)       42.98       (38,013)       40.59       (27,397)       36.51
Options forfeited                     (6,830)       58.62        (2,296)       53.05            --           --
                                     -------       ------       -------       ------       -------       ------
Balance, December 31                 143,493       $53.19       127,192       $51.92       111,326       $43.57
                                     =======       ======       =======       ======       =======       ======
Options exercisable at
   year-end                           73,467       $47.79        45,624       $41.47        58,589       $38.44
Weighted average fair value of
   options granted during the year                 $ 7.11                     $ 6.47                     $ 4.95

The following table provides information regarding stock options under the 2005 Plan at December 31, 2006:

                                                    Options Outstanding                      Options Exercisable
                                     ------------------------------------------------   ----------------------------
                                                        Weighted          Weighted                       Weighted
                                        Number     Average Remaining       Average         Number         Average
Range of Exercise Prices             Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
------------------------             -----------   -----------------   --------------   -----------   --------------
$34.11 to $64.29                       143,493         7.14 Years          $53.19          73,467         $47.79

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       2006      2005      2004
                                     -------   -------   -------
Dividend yield                          2.45%     2.08%     2.15%
Expected life                        5 years   5 years   5 years
Expected volatility                    10.17%     8.67%     8.88%
Risk-free interest rate                 4.36%     3.64%     3.05%


A summary of the status of the Company's nonvested shares as of December 31, 2006 and 2005, and changes during the years then ended, is presented below:

                                             2006                   2005
                                     --------------------   --------------------
                                                Weighted               Weighted
                                                 Average                Average
                                     Options   Fair Value   Options   Fair Value
                                     -------   ----------   -------   ----------
Balance, January 1                    81,569      $5.76      52,738      $4.20
Options granted                       29,525       7.05      56,175       6.42
Options vested                       (34,237)      5.27     (25,048)      4.04
Options forfeited                     (6,830)      6.41      (2,296)      4.85
                                     -------      -----     -------      -----
Balance, December 31                  70,027      $6.48      81,569      $5.76
                                     =======      =====     =======      =====

The Company has recorded approximately $222,000 in compensation expense related to vested stock options less estimated forfeitures for the twelve month period ended December 31, 2006. As of December 31, 2006, unrecognized compensation expense related to the stock options totaled $244,000 and is expected to be recognized over 3 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $180,000, $101,000 and $102,000,
respectively'.

At December 31, 2006, the aggregate intrinsic value of options outstanding totaled $213,000. This value represents the difference between the Company's closing stock price on the last day of trading for 2006 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2006.

The aggregate intrinsic value of stock options exercised during 2006 was $79,000. Exercise of options during this same period resulted in cash receipts of $60,000 and the Company recognized a tax benefit of approximately $28,000 on the exercise of these options and has been recorded as an increase in equity.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,                            2006                     2005
                                     ----------------------   ----------------------
                                      Carrying                 Carrying
In thousands of dollars                Value     Fair Value     Value     Fair Value
                                     ---------   ----------   ---------   ----------
Financial Assets
   Cash and cash equivalents         $  21,376    $  21,376   $  20,416    $  20,416
   Securities available for sale        95,811       95,811     103,432      103,432
   Net loans                           593,914      591,045     551,751      547,876
   Accrued interest receivable           4,523        4,523       3,521        3,521

Financial Liabilities
   Total deposits                    $(628,002)   $(628,945)  $(590,652)   $(592,810)
   Short term borrowings                   (77)         (77)     (6,376)      (6,376)
   Other borrowings                    (40,945)     (40,656)    (42,228)     (41,848)
   Accrued interest payable              1,952        1,952       1,337        1,337

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

The Company and the Banks were categorized as well-capitalized at year end 2006 and 2005 by their regulators. Management is not aware of any conditions or events that have occurred since year end that would change this classification. The following table shows the Company's and the Banks' capital ratios and the Company's amounts compared to regulatory requirements at year end, and the amounts by which the Company's capital, on a consolidated basis, exceeds regulatory requirements. Dollars are shown in thousands of dollars where appropriate.


                                                      Tier I Capital to:
                                                   -----------------------   Total Capital to
                                                   Average   Risk Weighted     Risk Weighted
                                                    Assets       Assets           Assets
                                                   -------   -------------   ----------------
Regulatory Minimum for Capital Adequacy (1)            4.0%         4.0%              8.0%
Regulatory Minimum to be Well Capitalized (2)          5.0%         6.0%             10.0%
As of December 31, 2006
   United Bancorp, Inc. (consolidated)                 9.8%        11.6%             12.9%
   United Bank & Trust                                 9.1%        12.0%             13.4%
   United Bank & Trust - Washtenaw                     9.5%         9.9%             11.1%
   United Bancorp, Inc. consolidated equity        $70,999      $70,999           $78,848
   Regulatory requirement for minimum capital
      adequacy (1)                                  29,199       24,497            48,994
                                                   -------      -------           -------
      Capital in excess of regulatory minimums      41,800      $46,502           $29,854
                                                   =======      =======           =======
As of December 31, 2005
   United Bancorp, Inc. (consolidated)                 9.4%        11.1%             12.2%
   United Bank & Trust                                 8.6%        11.4%             12.5%
   United Bank & Trust - Washtenaw                     9.1%         9.8%             10.8%
   United Bancorp, Inc. consolidated equity        $64,422      $64,422           $70,783
   Regulatory requirement for minimum capital
      adequacy (1)                                  27,581       23,133            46,267
                                                   -------      -------           -------
      Capital in excess of regulatory minimums      36,841      $41,289           $24,516
                                                   =======      =======           =======

(1) Represents minimum required to be considered adequately capitalized under Federal regulatory requirements.

(2) Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.

NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data        2006          2005        2004
                                                   ----------   ----------   ----------
Net income                                         $    8,972   $    8,324   $    7,653
Basic earnings per share:
   Weighted average common shares outstanding       2,623,469    2,614,069    2,593,462
   Weighted average contingently issuable shares       27,960       27,102       23,791
                                                   ----------   ----------   ----------
                                                    2,651,429    2,641,171    2,617,253
      Basic earnings per share                     $     3.38   $     3.15   $     2.92
                                                   ----------   ----------   ----------
Diluted earnings per share:
   Weighted average common shares outstanding
   from basic earnings per share                    2,651,429    2,641,171    2,617,253
   Dilutive effect of stock options                        --       16,502       19,871
                                                   ----------   ----------   ----------
                                                    2,651,429    2,657,673    2,637,124
      Diluted earnings per share                   $     3.38   $     3.13   $     2.90

Stock options for 100,196 and 1,000 shares of common stock were not considered in computing diluted earnings per share for 2006 and 2005 because they were not dilutive. No options were excluded from the computation in 2004, as all options were dilutive.


NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

In thousands of dollars                                        2006    2005    2004
                                                               ----   -----   -----
Unrealized gains (losses) on securities available for sale     $523   $(559)  $(758)
Reclassification for realized amount included in income          12      (1)    (29)
                                                               ----   -----   -----
   Other comprehensive income (loss), before tax effect         511    (558)   (729)
Tax expense (benefit)                                           174    (190)   (248)
                                                               ----   -----   -----
   Other comprehensive income (loss)                           $337   $(368)  $(481)
                                                               ====   =====   =====

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS

                                                                  December 31,
                                                               -----------------
In thousands of dollars                                          2006      2005
                                                               -------   -------
ASSETS
Cash and cash equivalents                                      $   715   $ 1,157
Investment in subsidiaries                                      72,012    65,333
Other assets                                                     3,351     3,361
                                                               -------   -------
TOTAL ASSETS                                                   $76,078   $69,851
                                                               =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                    $ 1,542   $ 2,229
Shareholders' equity                                            74,536    67,622
                                                               -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $76,078   $69,851
                                                               =======   =======

CONDENSED STATEMENTS OF INCOME

                                                                     For the years
                                                                   ended December 31,
                                                               --------------------------
In thousands of dollars                                          2006      2005     2004
                                                               -------   -------   ------
INCOME
Dividends from subsidiaries                                    $ 4,425   $ 6,775   $4,325
Other income                                                     7,991     6,758       11
                                                               -------   -------   ------
TOTAL INCOME                                                    12,416    13,533    4,336
TOTAL NONINTEREST EXPENSE                                        8,418     7,125      231
                                                               -------   -------   ------
Income before undistributed net income of subsidiaries
   and income taxes                                              3,998     6,408    4,105
Income tax benefit                                                (141)     (121)     (75)
                                                               -------   -------   ------
Net income before undistributed net income of subsidiaries       4,139     6,529    4,180
Equity in undistributed (excess distributed) net income
   of subsidiaries                                               4,833     1,795    3,473
                                                               -------   -------   ------
NET INCOME                                                       8,972     8,324    7,653
Net change in unrealized gains on securities available
  for sale                                                         337      (368)    (481)
                                                               -------   -------   ------
Other comprehensive income (loss)                                  337      (368)    (481)
                                                               -------   -------   ------
COMPREHENSIVE INCOME                                           $ 9,309   $ 7,956   $7,172
                                                               =======   =======   ======


CONDENSED STATEMENTS OF CASH FLOWS

                                                                      For the years
                                                                   ended December 31,
                                                               ---------------------------
In thousands of dollars                                          2006      2005      2004
                                                               -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $ 8,972   $ 8,324   $ 7,653

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
(Undistributed) excess distributed net income of
   subsidiaries                                                 (4,833)   (1,795)   (3,473)
Change in other assets                                            (232)    2,571    (1,858)
Change in other liabilities                                        236       418        19
                                                               -------   -------   -------
Total adjustments                                               (4,829)    1,194    (5,312)
                                                               -------   -------   -------
Net cash from operating activities                               4,143     9,518     2,341
                                                               -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                           --        --      (181)
Investments in subsidiaries                                     (1,500)   (3,900)       --
Net premises and equipment expenditures                            233    (2,008)       --
                                                               -------   -------   -------
Net cash from investing activities                              (1,267)   (5,908)     (181)
                                                               -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock transactions                            499       987       880
Dividends paid                                                  (3,817)   (3,447)   (3,143)
                                                               -------   -------   -------
Net cash from financing activities                              (3,318)   (2,460)   (2,263)
                                                               -------   -------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (442)    1,150      (103)
Cash and cash equivalents at beginning of year                   1,157         7       110
                                                               -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   715   $ 1,157   $     7
                                                               =======   =======   =======

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

                                                                                                  Earnings
                                                                             Net                 Per Share
In thousands of dollars,                                       Interest   Interest     Net    ---------------
except per share data                                           Income     Income    Income   Basic   Diluted
                                                               --------   --------   ------   -----   -------
2006
   First Quarter                                                $11,031    $ 7,203   $2,145   $0.81    $0.81
   Second Quarter                                                11,484      7,199    2,184    0.82     0.82
   Third Quarter                                                 12,167      7,428    2,446    0.92     0.92
   Fourth Quarter                                                12,374      7,424    2,197    0.83     0.83
                                                                -------    -------   ------   -----    -----
   Full Year                                                    $47,056    $29,254   $8,972   $3.38    $3.38
                                                                =======    =======   ======   =====    =====
2005
   First Quarter                                                $ 8,683    $ 6,145   $1,784   $0.68    $0.67
   Second Quarter                                                 9,401      6,524    1,957    0.74     0.74
   Third Quarter                                                  9,999      6,710    2,264    0.86     0.86
   Fourth Quarter                                                10,566      6,984    2,319    0.87     0.86
                                                                -------    -------   ------   -----    -----
   Full Year                                                    $38,649    $26,363   $8,324   $3.15    $3.13
                                                                =======    =======   ======   =====    =====


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.


/S/ Robert K. Chapman                   March 8, 2007
-------------------------------------   Date
Robert K. Chapman, President and
Chief Executive Officer, Director

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 14, 2007.


/S/ James D. Buhr                       /S/ David S. Hickman
-------------------------------------   ----------------------------------------
James D. Buhr, Director                 David S. Hickman, Chairman of the Board


/S/ Joseph D. Butcko                    /S/ James C. Lawson
-------------------------------------   ----------------------------------------
Joseph D. Butcko, Director              James C. Lawson, Director


/S/ Robert K. Chapman                   /S/ Donald J. Martin
-------------------------------------   ----------------------------------------
Robert K. Chapman (Principal            Donald J. Martin, Director
Executive Officer) Director,
President and Chief Executive Officer
                                        /S/ David E. Maxwell
                                        ----------------------------------------
/S/ George H. Cress                     David E. Maxwell, Director
-------------------------------------
George H. Cress, Director
                                        /S/ Kathryn M. Mohr
                                        ----------------------------------------
/S/ John H. Foss                        Kathryn M. Mohr, Director
-------------------------------------
John H. Foss, Director
                                        /S/ Dale L. Chadderdon
                                        ----------------------------------------
/S/ James G. Haeussler                  Dale L. Chadderdon (Principal Financial
-------------------------------------   Officer) Executive Vice President &
James G. Haeussler, Director            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                          Description                        Page No.
-----------                          -----------                        --------
Exhibit 11     Statement re Computation of Per Share Earnings - this
               information is incorporated by reference in Note 1 on
               Page A-29 and Note 19 on Page A-39 hereof.

Exhibit 14     Code of Ethics in accordance with Section 406 of the
               Sarbanes-Oxley Act as amended.                              29

Exhibit 21     Subsidiaries                                                32

Exhibit 23     Consent of Independent Registered Public Accounting
               Firm                                                        33

Exhibit 24     Power of Attorney contained on the signature pages of
               the 2007 Annual Report on Form 10-K.                        27

Exhibit 31.1   Certification of Principal Executive Officer                34

Exhibit 31.2   Certification of Principal Financial Officer                35

Exhibit 32.1   Certification pursuant to 18 U.S.C. Section 1350, as
               adopted pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.                                                36