Form 10-Q
period 2007-03-31
UNITED BANCORP INC /MI/
filed 2007-05-04
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 30, 2007, there were outstanding 2,612,786 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                          DESCRIPTION                           PAGE NO.
-------- ------------------------------------------------------------   --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        (a) Condensed Consolidated Balance Sheets                           3
        (b) Condensed Consolidated Statements of Income                     4
        (c) Condensed Consolidated Statements of Shareholders'
            Equity                                                          5
        (d) Condensed Consolidated Statements of Cash Flows                 6
        (e) Notes to Condensed Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
        Background                                                         10
        Executive Summary                                                  10
        Financial Condition                                                11
        Liquidity and Capital Resources                                    15
        Results of Operations                                              15
        Critical Accounting Policies                                       18
        Forward-Looking Statements                                         18

Item 3. Quantitative and Qualitative Disclosures about Market Risk         19
Item 4. Controls and Procedures                                            20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 6. Exhibits                                                           21
Signatures                                                                 21
Exhibits                                                                   22
   Exhibit 31.1
   Exhibit 31.2
   Exhibit 32.1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
(A) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (unaudited)                  (unaudited)
                                                                             March 31,    December 31,    March 31,
In thousands of dollars                                                         2007          2006           2006
                                                                            -----------   ------------   -----------
ASSETS
Cash and demand balances in other banks                                       $ 18,348      $ 17,606       $ 20,430
Federal funds sold                                                               4,020         3,770         12,000
                                                                              --------      --------       --------
   Total cash and cash equivalents                                              22,368        21,376         32,430
Securities available for sale                                                   90,991        95,811         95,749
Loans held for sale                                                              3,258         5,772            316
Portfolio loans                                                                611,845       595,991        558,748
                                                                              --------      --------       --------
   Total loans                                                                 615,103       601,763        559,064
Less allowance for loan losses                                                   9,229         7,849          6,581
                                                                              --------      --------       --------
   Net loans                                                                   605,874       593,914        552,483
Premises and equipment, net                                                     13,358        13,215         12,737
Goodwill                                                                         3,469         3,469          3,469
Bank-owned life insurance                                                       11,605        11,499         11,190
Accrued interest receivable and other assets                                    12,808        11,705         10,268
                                                                              --------      --------       --------
TOTAL ASSETS                                                                  $760,473      $750,989       $718,326
                                                                              ========      ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                                        $ 81,565      $ 81,373       $ 88,943
   Interest bearing                                                            554,848       546,629        514,234
                                                                              --------      --------       --------
      Total deposits                                                           636,413       628,002        603,177
Federal funds purchased and other short term borrowings                             77            77             76
Other borrowings                                                                42,627        40,945         39,228
Accrued interest payable and other liabilities                                   6,079         7,429          5,984
                                                                              --------      --------       --------
TOTAL LIABILITIES                                                              685,196       676,453        648,465
COMMITMENT AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   5,000,000 shares authorized; 2,621,286, 2,623,716, and
   2,499,038 shares issued and outstanding                                      71,030        71,075         63,431
Retained earnings                                                                4,110         3,393          6,839
Accumulated other comprehensive income (loss), net of tax                          137            68           (409)
                                                                              --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY                                                      75,277        74,536         69,861
                                                                              --------      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $760,473      $750,989       $718,326
                                                                              ========      ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               Three Months
                                                                                  Ended
In thousands of dollars, except per share data                                  March 31,
                                                                            -----------------
                                                                              2007      2006
                                                                            -------   -------
INTEREST INCOME
Interest and fees on loans                                                  $11,153   $10,076
Interest on securities
   Taxable                                                                      693       531
   Tax exempt                                                                   381       353
Interest on federal funds sold                                                  126        71
                                                                            -------   -------
   Total interest income                                                     12,353    11,031
INTEREST EXPENSE
Interest on deposits                                                          4,558     3,344
Interest on short term and other borrowings                                     504       484
                                                                            -------   -------
   Total interest expense                                                     5,062     3,828
                                                                            -------   -------
NET INTEREST INCOME                                                           7,291     7,203
Provision for loan losses                                                     1,509       366
                                                                            -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           5,782     6,837
NONINTEREST INCOME
Service charges on deposit accounts                                             810       763
Trust and investment fee income                                                 960       993
Gains (losses) on securities transactions                                         1        (2)
Income from loan sales and servicing                                            376       182
ATM, debit and credit card fee income                                           472       431
Income from sale of nondeposit investment products                              254       227
Income from bank-owned life insurance                                           106        99
Other income                                                                    231       198
                                                                            -------   -------
   Total noninterest income                                                   3,210     2,891
NONINTEREST EXPENSE
Salaries and employee benefits                                                3,607     3,874
Occupancy and equipment expense, net                                          1,221     1,091
External data processing                                                        291       350
Advertising and marketing                                                       361       270
Professional fees                                                               118       269
Other expense                                                                 1,091       928
                                                                            -------   -------
   Total noninterest expense                                                  6,689     6,782
                                                                            -------   -------
INCOME BEFORE FEDERAL INCOME TAX                                              2,303     2,946
Federal income tax                                                              577       801
                                                                            -------   -------
NET INCOME                                                                  $ 1,726   $ 2,145
                                                                            =======   =======
Basic and diluted earnings per share                                        $  0.65   $  0.81
Cash dividends declared per share of common stock                           $  0.38   $    --

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                               Three Months
                                                                                  Ended
                                                                                March 31,
                                                                            -----------------
In thousands of dollars                                                       2007      2006
                                                                            -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                                              $74,536   $67,622
Net Income                                                                    1,726     2,145
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
      available for sale, net of reclass adjustments for
      realized gains (losses) and related taxes                                  69      (140)
                                                                            -------   -------
Total comprehensive income                                                    1,795     2,005
Cash dividends declared                                                        (997)       --
Purchase of common stock                                                       (221)       --
Other common stock transactions                                                 164       234
                                                                            -------   -------
Balance at end of period                                                    $75,277   $69,861
                                                                            =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            ------------------
In thousands of dollars                                                       2007       2006
                                                                            --------   -------
Cash Flows from Operating Activities
Net income                                                                  $  1,726   $ 2,145
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                    372       416
Provision for loan losses                                                      1,509       366
Gain on sale of loans                                                           (286)      (95)
Proceeds from sales of loans originated for sale                              16,888     4,899
Loans originated for sale                                                    (14,375)   (4,059)
(Gains)/Losses on securities transactions                                         (1)        2
Change in accrued interest receivable and other assets                        (1,086)      354
Increase in cash surrender value on bank-owned life insurance                   (106)      (99)
Losses on investment in limited partnership                                       30        95
Excess tax benefits from exercised stock options                                  --       (26)
Change in accrued interest payable and other liabilities                      (1,120)      170
                                                                            --------   -------
Net cash from operating activities                                             3,551     4,168
Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                                    (100)       --
   Maturities and calls                                                        3,965     6,075
   Principal payments                                                          1,096     1,357
Net change in portfolio loans                                                (15,851)   (1,903)
Premises and equipment expenditures, net                                        (477)      (81)
                                                                            --------   -------
Net cash from (used in) investing activities                                 (11,367)    5,448
Cash Flows from Financing Activities
Net change in deposits                                                         8,411    12,525
Net change in short term borrowings                                               --    (6,300)
Proceeds from other borrowings                                                15,030        --
Principal payments on other borrowings                                       (13,579)   (3,164)
Purchase of common stock                                                        (221)       --
Proceeds from other common stock transactions                                    164       234
Excess tax benefits from exercised stock options                                  --        26
Dividends paid                                                                  (997)     (923)
                                                                            --------   -------
Net cash from financing activities                                             8,808     2,398
                                                                            --------   -------
Net change in cash and cash equivalents                                          992    12,014
Cash and cash equivalents at beginning of year                                21,376    20,416
                                                                            --------   -------
Cash and cash equivalents at end of period                                  $ 22,368   $32,430
                                                                            ========   =======
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                               $  4,774   $ 3,578
Income tax paid                                                                  237        --
Loans transferred to other real estate                                           155        60

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

STOCK OPTIONS

In 2004, shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2007. The 2005 Plan is the successor to the Company's 1999 Stock Option Plan (the "1999 Plan") that continued in effect until the end of 2004.

The stock subject to the options are shares of authorized and unissued common stock of the Company. Options under the 1999 and 2005 Plans (the "Plans") are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three- year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement. The following is summarized option activity for the Plans, adjusted for stock dividends:

                                     Stock Options
                             ----------------------------
                               Options      Weighted Avg.
                             Outstanding   Exercise Price
                             -----------   --------------
Balance at January 1, 2007     143,493         $53.19
Options granted                 23,600          45.00
Options exercised                   --             --
Options forfeited                   --             --
                               -------
Balance at March 31, 2007      167,093         $52.03
                               =======

Total options granted during the three-month period ended March 31, 2007 were 23,600, and the weighted fair value of the options granted was $5.23. For stock options outstanding at March 31, 2007, the range of average exercise prices was $34.11 to $64.29 and the weighted average remaining contractual term was 7.30 years. At March 31, 2007, 106,269 options are exercisable under the Plans.

The Company has recorded approximately S46,853 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2007. As of March 31, 2007, unrecognized compensation expense related to the stock options totaled $306,630 and is expected to be recognized over 3 years.

At March 31, 2007, the aggregate intrinsic value of options outstanding totaled $181,680. This value represents the difference between the Company's closing stock price on the last day of trading for the first quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2007. No options were exercised during the quarter ending March 31, 2007.

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $228,024,000 and $232,716,000 at the end of March, 2007 and 2006. The balance of loans serviced for others related to servicing rights that have been capitalized was $226,355,000 and $231,398,000 at March 31, 2007 and 2006. Mortgage servicing rights activity in thousands of dollars for the three months ended March 31, 2007 and 2006 follows:

                                   2007     2006
                                  ------   ------
Balance at January 1              $1,541   $1,645
Amount capitalized year to date       49       18
Amount amortized year to date        (53)     (59)
                                  ------   ------
Balance at March 31               $1,537   $1,604
                                  ======   ======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2007 and 2006.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During March, 2006, the Company declared a 5% stock dividend payable in May, 2006. Earnings per share, dividends per share and weighted average shares have been restated to reflect the 5% stock dividend. A reconciliation of basic and diluted earnings per share follows:

                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
In thousands of dollars, except per share data        2007         2006
                                                   ----------   ----------
Net income                                         $    1,726   $    2,145
                                                   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       2,624,487    2,622,845
   Weighted average contingently issuable shares       30,219       26,920
                                                   ----------   ----------
      Total weighted average shares outstanding     2,654,706    2,649,765
                                                   ==========   ==========
   Basic earnings per share                        $     0.65   $     0.81
                                                   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 2,654,706    2,649,765
   Dilutive effect of stock options                        --          895
                                                   ----------   ----------
      Total weighted average shares outstanding     2,654,706    2,650,660
                                                   ==========   ==========
   Diluted earnings per share                      $     0.65   $     0.81
                                                   ==========   ==========

A total of 126,557 and 74,986 shares for the three month period ended March 31, 2007 and 2006, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

Effective with the first quarter of 2006, cash dividends are declared and are payable in the month following the end of the quarter, and as a result of this change, there was no cash dividend declared during the first quarter of 2006. A cash dividend of $0.38 per share was declared and paid in January, 2007.

In February of 2007, the Company announced a program to repurchase up to 130,000 shares of its common stock through open market purchases. Information regarding activity in this program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

NOTE 4 - ACCOUNTING DEVELOPMENTS

On September 6, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements. The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non financial assets and liabilities. The Statement clarifies the definition of fair values as a price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value. It also provides further guidance on the valuation techniques to be used in estimating fair value. Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement. The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a "mixed-attribute model" (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. The first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its financial statements and did not elect to adopt early.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Michigan jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

The Company adopted the provisions of the Financial Accounting Standards Board
(FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three month period ended March 31, 2007 and 2006.

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

Unemployment for the State of Michigan continues to rank among the highest of the fifty states. Over the previous twelve months, the Banks have experienced slower loan growth and a decline in their loan quality due to the current economic conditions of the state and market areas.

                                EXECUTIVE SUMMARY

Net income for the first quarter of 2007 was $1,726,016, or $0.65 per share, a decline of 19.5% over the first quarter of 2006. The reduction in income was a result of additional allowance for loan loss recognized by the Company relating to a few large business credits. Interest income for the period increased 12.0% over the same period last year while interest expense increased 32.2% from March 31, 2006 resulting in an increase in net interest margin of 1.2%. Total noninterest income continues to grow as the Company expands, up $318,100 over the same quarter last year, while noninterest expenses declined 1.4% during the same period.

Return on average assets, return on average shareholders' equity, net interest income and net income declined for the second consecutive quarter. The following chart shows the trends in the major components of earnings for the past five quarters.

                                                                        2006
                                               2007    -------------------------------------
in thousands of dollars, where appropriate   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,291    $7,424    $7,428    $7,199    $7,203
Provision for loan losses                     1,509       921       396       440       366
Noninterest income                            3,210     3,110     3,123     3,051     2,891
Noninterest expense                           6,689     6,598     6,742     6,791     6,782
Federal income tax provision                    577       818       967       835       801
Net income                                   $1,726    $2,197    $2,446    $2,184    $2,145
Earnings per share (a)                       $0.650    $0.828    $0.922    $0.824    $0.809
Return on average assets (b)                   0.92%     1.18%     1.32%     1.20%     1.21%
Return on average shareholders' equity (b)     9.35%    11.85%    13.52%    12.48%    12.62%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

Total consolidated assets of the Company at March 31, 2007 were $760.5 million an increase of 5.9% over the same period last year. Loan balances increased 10.0% to $615.1 million during the preceding twelve months, while deposits grew to $636.4 million, an increase of 5.5% since March 31, 2006. During the quarter, total loans have grown $13.3 million and deposits are up 1.3%, while total assets have increased $9.5 million.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio declined by $4.8 million in the first quarter of 2007, and balances have decreased 5.0% since March 31, 2006 as the Company has elected not to replace some maturing investments to fund additional loan growth. The mix of the Company's investment portfolio has changed slightly during the past twelve months, as the percentage of investments held in Treasury, agency and mortgage backed agency securities has declined and the percentage of municipal obligations and other investments has increased slightly.

The table below reflects the fair value of various categories of investment securities of the Company:

In thousands of dollars                            3/31/07   12/31/06   3/31/06
                                                   -------   --------   -------
U.S. Treasury and agency securities                $35,349    $38,380   $40,726
Mortgage backed agency securities                   12,858     13,945    13,463
Obligations of states and political subdivisions    39,561     40,369    38,316
Equity and other securities                          3,223      3,117     3,244
                                                   -------    -------   -------
   Total Investment Securities                     $90,991    $95,811   $95,749
                                                   =======    =======   =======

The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2007 and 2006, and at December 31, 2006.

                                                   3/31/07   12/31/06   3/31/06
                                                   -------   --------   -------
U.S. Treasury and agency securities                  38.9%     40.0%      42.5%
Mortgage backed agency securities                    14.1%     14.6%      14.1%
Obligations of states and political subdivisions     43.5%     42.1%      40.0%
Corporate, asset backed, and other securities         3.5%      3.3%       3.4%
                                                    -----     -----      -----
   Total Securities                                 100.0%    100.0%     100.0%
                                                    =====     =====      =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 27% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio for the three month period, in thousands of dollars.

                                                   2007    2006   Change
                                                   ----   -----   ------
U.S. Treasury and agency securities                $ 13   $(383)   $396
Mortgage backed agency securities                   (35)   (202)    167
Obligations of states and political subdivisions    149    (104)    253
Corporate, asset backed and other securities         81      69      12
                                                   ----   -----    ----
   Total investment securities                     $208   $(620)   $828
                                                   ====   =====    ====

LOANS

Gross loans increased by $13.3 million in the first quarter of 2007, bringing the twelve-month loan growth to $56.0 million, for an increase of 10.0% over the previous twelve months. The personal loan portfolio experienced modest growth during the first three months of 2007, with business loans and commercial mortgages and construction and development loans providing the largest portion of growth in the loan portfolio during the first quarter of 2007. Residential mortgages were down slightly from the previous quarter, but have grown significantly over the past twelve months.

The portfolio continues to evolve and the trend of the portfolio mix has changed during the first three months of the year. Personal loans and residential mortgage balances decreased as a percentage of total loans since December 31, 2006 while business loans remained flat. Construction and development loans as a percentage of total loans increased over the previous quarter but declined from the same period a year ago.

The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                 March 31, 2007    December 31, 2006    March 31, 2006
                                ----------------   -----------------   ----------------
                                            % of               % of                % of
                                 Balance   total    Balance    total    Balance   total
                                --------   -----   --------   ------   --------   -----
Total loans:
   Personal                     $ 91,840    14.9%  $ 91,002     15.1%  $ 81,078    14.5%
   Business loans and
      commercial mortgages       334,628    54.4%   327,928     54.5%   305,904    54.7%
   Tax exempt                      3,054     0.5%     2,841      0.5%     3,255     0.6%
   Residential mortgage           84,541    13.7%    85,636     14.2%    66,943    12.0%
   Construction & development    101,040    16.4%    94,356     15.7%   101,884    18.2%
                                --------   -----   --------   ------   --------   -----
      Total loans               $615,103   100.0%  $601,763   100.00%  $559,064   100.0%
                                ========   =====   ========   ======   ========   =====

CREDIT QUALITY

United experienced a significant increase in the amount of nonperforming loans in the first quarter of 2007 due to credit quality issues with a few large business loans. The Company has also made a corresponding increase in its allowance for loan loss to mitigate future losses associated with these loans. The Company continues to maintain a process of actively monitoring delinquencies, nonperforming assets and potential problem loans.

The Company's total nonperforming assets increased by $4.6 million from December 31, 2006 totals, with all of the increase isolated to nonaccrual loans. The increase in nonaccrual loans is attributable to the deterioration of credit quality on a few large business loans. Delinquent loans declined during the quarter while property held as other real estate remained flat. As of March 31, 2007, non-performing assets as a percentage of total loans was 1.76%, up from 0.99% as of March 31, 2006. This increase continues the trend the Company has experienced during the past twelve months. Collection efforts are underway with past due and nonaccrual loans, and the Company continues to monitor the level of their nonperforming assets.

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

                                                  3/31/07   12/31/06   3/31/06
                                                  -------   --------   -------
Nonaccrual loans                                  $10,629    $5,427    $4,052
Loans past due 90 days or more                        226       855       566
Troubled debt restructurings                           --        --       898
                                                  -------    ------    ------
   Total nonperforming loans                       10,855     6,282     5,516
Other real estate owned                             1,081     1,063       611
                                                  -------    ------    ------
   Total nonperforming assets                     $11,936    $7,345    $6,127
                                                  =======    ======    ======
Percent of nonperforming loans to total loans        1.76%     1.04%     0.99%
Percent of nonperforming assets to total assets      1.57%     0.98%     0.85%

As of March 31, 2007, the Company has no loans classified as a troubled debt restructuring. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2007 and 2006 follows:

                                    2007     2006
                                   ------   ------
Balance at January 1               $7,849   $6,361
Loans charged off                    (137)    (161)
Recoveries credited to allowance        8       15
Provision charged to operations     1,509      366
                                   ------   ------
Balance at March 31                $9,229   $6,581
                                   ======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2007 and 2006, and December 31, 2006.

                                   3/31/07   12/31/06   3/31/06
                                   -------   --------   -------
Business and commercial mortgage    $8,223    $6,911     $5,676
Tax exempt                              --        --         --
Residential mortgage                   113        24         15
Personal                               888       889        776
Construction                            --        --         --
Unallocated                              5        25        114
                                    ------    ------     ------
   Total                            $9,229    $7,849     $6,581
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

Loans to finance residential mortgages make up 13.7% of the portfolio at March 31, 2007, and are well-secured and have had historically low levels of net losses. Personal and business loans, including business mortgages and construction and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

United continued to experience positive deposit growth during the first quarter of 2007, as total deposits increased by $8.4 million. This represents an annualized rate of 5.4%, compared to deposit growth over the past twelve months of 5.5%. Short-term interest bearing accounts continue to be very popular with clients, and demand deposit balances increased modestly. The Banks continue to experience interest by consumers in certificates of deposit, and traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering core deposits within their market areas, in order to fund anticipated future loan growth. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients.

The chart below shows the percentage makeup of the deposit portfolio as of March 31, 2007 and 2006, and December 31, 2006.

                               3/31/07   12/31/06   3/31/06
                               -------   --------   -------
Noninterest bearing deposits     12.8%     13.0%      14.7%
Interest bearing deposits        87.2%     87.0%      85.3%
                                -----     -----      -----
   Total deposits               100.0%    100.0%     100.0%
                                =====     =====      =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank ("FHLB") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2006 and 2007. Short-term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the Federal Home Loan Bank of Indianapolis. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the first quarter of 2007, outstanding advances increased $1.7 million. The Company repaid $13.3 million in matured borrowings and replaced the matured funding with $15.0 million in new advances.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at March 31, 2007 and 2006 and December 31, 2006 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of March 31, 2007 and 2006, and December 31, 2006. Dollars are shown in thousands.

                                                             Regulatory
                                                             Guidelines         United Bancorp, Inc.
                                                          ---------------   ----------------------------
                                                          Adequate   Well   3/31/07   12/31/06   3/31/06
                                                          --------   ----   -------   --------   -------
Tier 1 capital to average assets                             4%        5%       9.5%      9.8%       9.3%
Tier 1 capital to risk weighted assets                       4%        6%      11.6%     11.6%      11.6%
Total capital to risk weighted assets                        8%       10%      13.0%     12.9%      12.7%

Total shareholders' equity                                                  $75,277   $74,536    $69,861
Intangible assets                                                            (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                                      --        --         --
Unrealized (gain) loss on securities available for sale                        (137)      (68)       409
                                                                            -------   -------    -------
   Tier 1 capital                                                            71,671    70,999     66,801
Allowable loan loss reserves                                                  9,229     7,849      6,581
                                                                            -------   -------    -------
   Tier 1 and 2 capital                                                     $80,900   $78,848    $73,382
                                                                            =======   =======    =======

                              RESULTS OF OPERATIONS

During the first quarter of 2007, net interest income increased 1.2%, noninterest income continued to improve, while noninterest expenses were reduced. Consolidated net income for the first quarter of 2007 was $1.726 million, a 19.5% decline from the same period last year and a 21.4% decrease from December 31, 2006. The decline in net income as compared to prior periods is a result of an increase in the allowance for loan loss related to the recognition of impairment issues on a few large business loans. The following discussion provides an analysis of the various components of these changes.

NET INTEREST INCOME

Net interest income was down slightly from the prior quarter but improved from March 31, 2006 despite a flat yield curve and compressed margins. During the first quarter interest income remained flat while interest expense increased 2.3%, resulting in a decrease in net interest income from December 31, 2006 of $132,000. Although the Company's yield on earning assets increased during the quarter, deposit costs increased at a faster rate. The Company's year to date yield on earning assets was up thirty-two basis points from the same period of 2006, while its cost of funds increased from the three-month 2006 levels by sixty-five basis points, resulting in a decrease of thirty-three basis points in the tax equivalent spread.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31, 2007 and 2006.

                                                                       Three Months Ended March 31,
                                                       -------------------------------------------------------------
                                                                   2007                            2006
                                                       ----------------------------   ------------------------------
                                                                             Yield/
                                                        Average   Interest    Rate     Average   Interest    Yield/
dollars in thousands                                    Balance      (b)      (c)      Balance     (b)      Rate (c)
                                                       --------   --------   ------   --------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                                  $  9,955    $   126    5.07%   $  6,336    $    71     4.48%
   Taxable securities                                    55,546        693    4.99%     62,756        531     3.38%
   Tax exempt securities (b)                             38,278        557    5.82%     37,024        523     5.65%
   Taxable loans                                        603,032     11,123    7.38%    555,675     10,043     7.23%
   Tax exempt loans (b)                                   2,838         45    6.33%      3,122         49     6.27%
                                                       --------    -------            --------    -------
      Total int. earning assets (b)                     709,649     12,544    7.07%    664,913     11,217     6.75%
Less allowance for loan losses                           (7,868)                        (6,420)
Other assets                                             57,487                         59,395
                                                       --------                       --------
TOTAL ASSETS                                           $759,268                       $717,888
                                                       ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                                           $114,651        407    1.42%   $115,886        354     1.22%
Savings deposits                                        176,772      1,228    2.78%    181,257        994     2.19%
CDs $100,000 and over                                   110,702      1,320    4.77%     79,155        795     4.02%
Other interest bearing deposits                         148,753      1,603    4.31%    135,275      1,201     3.55%
                                                       --------    -------            --------    -------
      Total int. bearing deposits                       550,878      4,558    3.31%    511,573      3,344     2.61%
Short term borrowings                                       580          7    4.72%      3,314         40     4.87%
Other borrowings                                         42,436        497    4.68%     39,615        444     4.48%
                                                       --------    -------            --------    -------
   Total int. bearing liabilities                       593,894      5,062    3.41%    554,502      3,828     2.76%
                                                                   -------                        -------
Noninterest bearing deposits                             81,633                         86,544
Other liabilities                                         8,908                          7,906
Shareholders' equity                                     74,833                         68,936
                                                       --------                       --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                $759,268                       $717,888
                                                       ========                       ========
Net interest income (b)                                              7,482                          7,389
                                                                   -------                        -------
Net spread (b)                                                                3.66%                           3.99%
                                                                              ====                            ====
Net yield on interest earning assets (b)                                      4.22%                           4.44%
                                                                              ====                            ====
Tax equivalent adjustment on interest income                          (191)                          (186)
                                                                   -------                        -------
Net interest income per income statement                           $ 7,291                        $ 7,203
                                                                   =======                        =======
Ratio of interest earning assets to interest bearing
   liabilities                                                                 1.19                           1.20
                                                                               ====                           ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, interest income and expense for the first three months of 2007 increased from the same period of 2006, and net interest income improved by $93,000 over the same period. During that time, interest income and interest expense both increased as a result of volume and rate increases. The improvement in net interest income for the first three months of 2007 was positively impacted due to volume changes but negatively affected by rate changes in the interest expense categories.

The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2007 and 2006 on a taxable equivalent basis, in thousands of dollars.

                                      2007 Compared to 2006     2006 Compared to 2005
                                       Increase (Decrease)        Increase (Decrease)
                                            Due To: (a)                Due To: (a)
                                     -----------------------   ------------------------
                                     Volume    Rate     Net    Volume    Rate      Net
                                     ------   -----   ------   ------   ------   ------
Interest earned on:
   Federal funds sold                 $ 45    $  10   $   55    $  5    $   32   $   37
   Taxable securities                  (67)     229      162     (89)       89       --
   Tax exempt securities                18       16       34     136       (44)      92
   Taxable loans                       870      210    1,080     920     1,300    2,220
   Tax exempt loans                     (4)      --       (4)     (3)       (6)      (9)
                                      ----    -----   ------    ----    ------   ------
      Total interest income           $862    $ 465   $1,327    $969    $1,371   $2,340
                                      ====    =====   ======    ====    ======   ======
Interest paid on:
   NOW accounts                       $ (4)   $  57   $   53    $(18)   $   87   $   69
   Savings deposits                    (25)     259      234      26       413      439
   CDs $100,000 and over               357      168      525     273       146      419
   Other interest bearing deposits     128      274      402     143       220      363
   Short term borrowings               (33)      (1)     (34)     23        10       33
   Other borrowings                     33       20       53     (36)        3      (33)
                                      ----    -----   ------    ----    ------   ------
      Total interest expense          $456    $ 777   $1,233    $411    $  879   $1,290
                                      ====    =====   ======    ====    ======   ======
Net change in net interest
   income                             $406    $(312)  $   92    $558    $  492   $1,050
                                      ====    =====   ======    ====    ======   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The provision for loan losses for the first quarter of 2007 was $1.509 million, an increase of over $580,000 from the fourth quarter of 2006 and a 312% increase from the first quarter of last year. The significant increase in the provision for the first quarter of 2007 is a result of the Company's recognition of impairment issues on a few large commercial loans. United continues to monitor the allowance for loan loss and make additional adjustments to the provision for potential problem loans as deemed appropriate.

NONINTEREST INCOME

Noninterest income continues to provide a positive contribution to income growth for the Company. Total noninterest income increased 3.2% from the fourth quarter of 2006 and improved 11.0% over the first quarter of 2006. Income from loan sales and servicing provided the largest increase during the quarter, improving 36.2% over December 31, 2006 totals, while the sale of nondeposit investment service products and other income experienced generous growth during the quarter. The increase in loan sales and servicing income during the quarter is a result of increased volume in the sale of mortgage loans in the secondary market. Trust and investment fee income was relatively flat compared to the previous quarter and deposit service charges and ATM, debit and credit card income declined during the quarter. Compared to the same period in 2006, all categories of noninterest income improved except Trust and investment fee income which declined slightly.

The Banks generally market their production of fixed rate long-term mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. No write downs in mortgage servicing rights were required in 2007 or 2006.

NONINTEREST EXPENSES

Total noninterest expense increased 1.4% during the first quarter of 2007 compared to the fourth quarter of 2006, and decreased by $93,000 when compared to the first quarter of 2006. Occupancy and equipment and advertising and marketing expenses provided the largest increases during the quarter, while external data processing, salaries and benefits and other expenses declined. The increase in occupancy and equipment expense reflects the continued growth of the company and the additional marketing expenses are a result of the continued emphasis on the Company's branding initiatives. Compared the same period of the prior year, total noninterest expense declined 1.4%. Salaries and employee benefits, professional fees and external data processing provided the largest decreases, while occupancy and equipment, advertising and marketing and other expenses increased during the quarter. The decrease in salaries and employee benefits was a result of the reduction in bonus and profit sharing costs due to the Company not achieving their earnings objectives for the quarter. External data processing and professional fees for the quarter have declined from the previous period due to the additional expenses incurred in the first quarter of 2006 for outsourcing certain processing functions of the Wealth Management group.

FEDERAL INCOME TAX

The Company's effective tax rate for the first quarter was 25.1%; compared to 27.2% and 27.1% for the first and fourth quarter of 2006, respectively. The decrease in the effective tax rate is the effect of the benefits received from the Company's investment in tax exempt assets and resulting tax exempt income.

                          CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-27 to A-30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

                           FORWARD-LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "determine," "estimate," "expect," "forecast," "intend," "is likely," "plan," "project," "opinion," variations of such terms, and similar expressions are intended to identify such forward-looking statements. The presentations and discussions of the provision and allowance for loan losses, and determinations as to the need for other allowances presented in this report are inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include those discussed under "Risk Factors" in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Based on the results of the simulation model as of March 31, 2007, the Company would expect a maximum potential reduction in net interest margin of slightly more than 6% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be slightly liability sensitive.

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

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended March 31, 2007 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

In September of 2006, Annette Theisen and various entities controlled by her, filed a complaint in Washtenaw Circuit Court against a number of defendants, including UBTW and its President, Todd C. Clark, alleging UBTW and Clark had violated their fiduciary duty. After the preliminary proceedings, UBTW and Mr. Clark reached a settlement with the plaintiff that resulted in them being released on all aspects of the claim except the allegation regarding Theisen's long term care policy. The Company incurred minimal liability associated with the dismissed claims and believe that any additional material exposure is unlikely.

The Company is not involved in any material legal proceedings other than previously discussed. In addition to the foregoing litigation, the Company and the Banks are involved in ordinary routine litigation incident to its business; however, no such routine proceedings are expected to result in any material adverse effect on the operations or earnings of the Company or the Banks. Neither the Company nor the Banks are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.
                                     Page 20

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 130,000 shares of its common stock. During the first quarter of 2007, the Company repurchased 5,000 shares at an average price of $44.14, and 125,000 shares remain available for repurchase. All purchases during the quarter were part of the publicly announced plan.

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
May 3, 2007


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