Form 10-Q
period 2007-06-30
UNITED BANCORP INC /MI/
filed 2007-08-03
CIK 775345

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, there were outstanding 5,198,783 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                                          DESCRIPTION                                           PAGE NO.
--------                                          -----------                                           --------
                                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          (a)   Condensed Consolidated Balance Sheets                                                       3
          (b)   Condensed Consolidated Statements of Income                                                 4
          (c)   Condensed Consolidated Statements of Shareholders' Equity                                   5
          (d)   Condensed Consolidated Statements of Cash Flows                                             6
          (e)   Notes to Condensed Consolidated Financial Statements                                        7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
          Background                                                                                       10
          Executive Summary                                                                                10
          Financial Condition                                                                              11
          Liquidity and Capital Resources                                                                  15
          Results of Operations                                                                            15
          Critical Accounting Policies                                                                     18
          Forward-Looking Statements                                                                       18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                       19
Item 4.   Controls and Procedures                                                                          20

                                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                      21
Item 4.   Submission of Matters to a Vote of Security Holders                                              21
Item 6.   Exhibits                                                                                         22
Signatures                                                                                                 22
Exhibits                                                                                                   22
      Exhibit 31.1
      Exhibit 31.2
      Exhibit 32.1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A)   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (unaudited)              (unaudited)
                                                                 June 30,  December 31,  June 30,
In thousands of dollars                                           2007         2006        2006
                                                               ----------  -----------  ----------
ASSETS
Cash and demand balances in other banks                         $  19,139    $  17,606   $  23,785
Federal funds sold                                                      -        3,770       5,000
                                                                ---------    ---------   ---------
  Total cash and cash equivalents                                  19,139       21,376      28,785

Securities available for sale                                      89,363       95,811      96,199

Loans held for sale                                                 6,009        5,772         668

Portfolio loans                                                   634,056      595,991     574,328
Less allowance for loan losses                                      7,561        7,849       6,868
                                                                ---------    ---------   ---------
  Net portfolio loans                                             626,495      588,142     567,460

Premises and equipment, net                                        13,367       13,215      12,627
Goodwill                                                            3,469        3,469       3,469
Bank-owned life insurance                                          11,721       11,499      11,291
Accrued interest receivable and other assets                       12,077       11,705      10,520
                                                                ---------    ---------   ---------
TOTAL ASSETS                                                    $ 781,640    $ 750,989   $ 731,019
                                                                =========    =========   =========

LIABILITIES
Deposits
  Noninterest bearing                                           $  86,249    $  81,373   $  89,965
  Interest bearing                                                570,618      546,629     521,740
                                                                ---------    ---------   ---------
    Total deposits                                                656,867      628,002     611,705

Federal funds purchased and other short term borrowings             2,800           77          76
Other borrowings                                                   42,136       40,945      39,617
Accrued interest payable and other liabilities                      4,336        7,429       8,794
                                                                ---------    ---------   ---------
TOTAL LIABILITIES                                                 706,139      676,453     660,192

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
      10,000,000 shares authorized; 5,216,770, 5,247,432, and
      5,246,384 shares issued and outstanding                      70,407       71,075      70,830
Retained earnings                                                   5,319        3,393         740
Accumulated other comprehensive income (loss), net of tax            (225)          68        (743)
                                                                ---------    ---------   ---------
TOTAL SHAREHOLDERS' EQUITY                                         75,501       74,536      70,827
                                                                ---------    ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 781,640    $ 750,989   $ 731,019
                                                                =========    =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended       Six Months Ended
                                                       --------------------    --------------------
                                                             June 30,                June 30,
In thousands of dollars, except per share data           2007        2006        2007        2006
                                                       --------    --------    --------    --------
INTEREST INCOME

Interest and fees on loans                             $ 11,853    $ 10,460    $ 23,007    $ 20,536
Interest on securities
  Taxable                                                   633         577       1,326       1,108
  Tax exempt                                                378         326         759         679
Interest on federal funds sold                               16         121         142         192
                                                       --------    --------    --------    --------
  Total interest income                                  12,880      11,484      25,234      22,515

INTEREST EXPENSE
Interest on deposits                                      4,807       3,821       9,366       7,165
Interest on short term and other borrowings                 595         464       1,098         948
                                                       --------    --------    --------    --------
  Total interest expense                                  5,402       4,285      10,464       8,113
                                                       --------    --------    --------    --------
NET INTEREST INCOME                                       7,478       7,199      14,770      14,402
Provision for loan losses                                   710         440       2,219         805
                                                       --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       6,768       6,759      12,551      13,597

NONINTEREST INCOME
Service charges on deposit accounts                         878         832       1,688       1,595
Trust and investment fee income                             929         914       1,889       1,907
Gains (losses) on securities transactions                     -           -           1          (2)
Income from loan sales and servicing                        393         211         769         393
ATM, debit and credit card fee income                       532         485       1,004         916
Income from sale of nondeposit investment products          245         256         499         483
Income from bank-owned life insurance                       116         101         222         200
Other income                                                245         252         475         450
                                                       --------    --------    --------    --------
  Total noninterest income                                3,338       3,051       6,547       5,942

NONINTEREST EXPENSE
Salaries and employee benefits                            3,735       3,823       7,342       7,697
Occupancy and equipment expense, net                      1,197       1,085       2,418       2,177
External data processing                                    432         331         723         681
Advertising and marketing                                   301         268         662         537
Professional fees                                           114         221         232         490
Other expense                                             1,211       1,063       2,303       1,992
                                                       --------    --------    --------    --------
  Total noninterest expense                               6,990       6,791      13,680      13,574
                                                       --------    --------    --------    --------
INCOME BEFORE FEDERAL INCOME TAX                          3,116       3,019       5,418       5,965
Federal income tax                                          849         835       1,425       1,636
                                                       --------    --------    --------    --------
NET INCOME                                             $  2,267    $  2,184    $  3,993    $  4,329
                                                       ========    ========    ========    ========

Basic and diluted earnings per share                   $   0.43    $   0.41    $   0.75    $   0.82
Cash dividends declared per share of common stock      $   0.20    $   0.18    $   0.39    $   0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                Three Months Ended         Six Months Ended
                                                               ---------------------     ---------------------
                                                                      June 30,                 June 30,
In thousands of dollars                                          2007         2006         2007         2006
                                                               --------     --------     --------     --------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                                 $ 75,277     $ 69,861     $ 74,536     $ 67,622

Net Income                                                        2,267        2,184        3,993        4,329
Other comprehensive income:
      Net change in unrealized gains (losses) on securities
       available for sale, net of reclass adjustments for
       realized gains (losses) and related taxes                   (362)        (334)        (293)        (474)
                                                               --------     --------     --------     --------
Total comprehensive income                                        1,905        1,850        3,700        3,855

Cash dividends declared                                          (1,046)        (925)      (2,043)        (925)
Purchase of common stock                                           (865)           -       (1,086)           -
Other common stock transactions                                     230           41          394          275
                                                               --------     --------     --------     --------
Balance at end of period                                       $ 75,501     $ 70,827     $ 75,501     $ 70,827
                                                               ========     ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                             ---------------------
In thousands of dollars                                                        2007         2006
                                                                             --------     --------
Cash Flows from Operating Activities
Net income                                                                   $  3,993     $  4,329

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                     750          810
Provision for loan losses                                                       2,219          805
Gain on sale of loans                                                            (591)        (212)
Proceeds from sales of loans originated for sale                               40,388       12,440
Loans originated for sale                                                     (40,034)     (11,836)
(Gains)/Losses on securities transactions                                          (1)           2
Change in accrued interest receivable and other assets                           (109)         303
Increase in cash surrender value on bank-owned life insurance                    (222)        (200)
Losses on investment in limited partnership                                        96            4
Excess tax benefits from exercised stock options                                    -          (28)
Change in accrued interest payable and other liabilities                       (2,864)       2,980
                                                                             --------     --------
Net cash from operating activities                                              3,625        9,397

Cash Flows from Investing Activities
Securities available for sale
      Purchases                                                                (1,848)     (11,354)
      Maturities and calls                                                      5,200       14,724
      Principal payments                                                        2,725        3,094
Net change in portfolio loans                                                 (40,927)     (17,842)
Premises and equipment expenditures, net                                         (826)        (247)
                                                                             --------     --------
Net cash from (used in) investing activities                                  (35,676)     (11,625)

Cash Flows from Financing Activities
Net change in deposits                                                         28,865       21,053
Net change in short term borrowings                                             2,723       (6,300)
Proceeds from other borrowings                                                 22,030        3,000
Principal payments on other borrowings                                        (21,069)      (5,611)
Purchase of common stock                                                       (1,086)           -
Proceeds from other common stock transactions                                     394          275
Excess tax benefits from exercised stock options                                    -           28
Dividends paid                                                                 (2,043)      (1,848)
                                                                             --------     --------
Net cash from financing activities                                             29,814       10,597
                                                                             --------     --------
Net change in cash and cash equivalents                                        (2,237)       8,369

Cash and cash equivalents at beginning of year                                 21,376       20,416
                                                                             --------     --------
Cash and cash equivalents at end of period                                   $ 19,139     $ 28,785
                                                                             ========     ========

Supplemental Disclosure of Cash Flow Information:
Interest paid                                                                $ 10,154     $  7,783
Income tax paid                                                                 2,322        1,555
Loans transferred to other real estate                                            355          268

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month period ending June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The Company paid a 100% stock dividend on May 31, 2007. Accordingly all share and per share data have been restated to reflect the stock dividend for periods presented.

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

                                         Stock Options
                                 ------------------------------
                                   Options        Weighted Avg.
                                 Outstanding     Exercise Price
                                 -----------     --------------
Balance at January 1, 2007         286,986           $26.59
Options granted                     47,200            22.50
Options exercised                  (15,076)           18.54
Options forfeited                   (3,445)           27.12
                                   -------
Balance at June 30, 2007           315,665           $26.35
                                   =======

Total options granted during the six-month period ended June 30, 2007 were 47,200, and the weighted fair value of the options granted was $2.62. For stock options outstanding at June 30, 2007, the range of average exercise prices was $17.06 to $32.14 and the weighted average remaining contractual term was 7.21 years. At June 30, 2007, 195,154 options are exercisable under the Plans.

The Company has recorded approximately $100,100 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2007. As of June 30, 2007, unrecognized compensation expense related to the stock options totaled $251,430 and is expected to be recognized over 3 years.

At June 30, 2007, the aggregate intrinsic value of options outstanding totaled $116,428. This value represents the difference between the Company's closing stock price on the last day of trading for the second quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2007.

The aggregate intrinsic value of stock options exercised during the second quarter of 2007 was $48,456. Exercise of options during this same period resulted in cash receipts of $136,776 and the Company did not recognize a tax benefit on the exercise of these options.

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $232,048,000 and $230,045,000 at the end of June, 2007 and 2006. The balance of loans serviced for others related to servicing rights that have been capitalized was $230,172,000 and $228,838,000 at June 30, 2007 and 2006. Mortgage servicing rights activity in thousands of dollars for the six months ended June 30, 2007 and 2006 follows:

                                    2007        2006
                                   -------     -------
Balance at January 1               $ 1,541     $ 1,645
Amount capitalized year to date        132          44
Amount amortized year to date         (110)       (111)
                                   -------     -------
Balance at June 30                 $ 1,563     $ 1,578
                                   =======     =======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2007 and 2006

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During May of 2007, the Company declared a 100% stock dividend payable in May of 2007. Earnings per share, dividends per share and weighted average shares have been restated to reflect the 100% stock dividend. A reconciliation of basic and diluted earnings per share follows:



                                                        Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                     ------------------------    ------------------------
In thousands of dollars, except per share data         2007           2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Net income                                           $    2,267    $    2,184    $    3,993    $    4,329
                                                     ==========    ==========    ==========    ==========
Basic earnings:
    Weighted average common shares outstanding        5,228,383     5,247,486     5,238,622     5,246,594
    Weighted average contingently issuable shares        59,731        54,638        60,083        54,242
                                                     ----------    ----------    ----------    ----------
      Total weighted average shares outstanding       5,288,114     5,302,124     5,298,705     5,300,836
                                                     ==========    ==========    ==========    ==========
    Basic earnings per share                         $     0.43    $     0.41    $     0.75    $     0.82
                                                     ==========    ==========    ==========    ==========

Diluted earnings:
    Weighted average common shares outstanding
     from basic earnings per share                    5,288,114     5,302,124     5,298,705     5,300,836
    Dilutive effect of stock options                          -             -             -         2,116
                                                     ----------    ----------    ----------    ----------
      Total weighted average shares outstanding       5,288,114     5,302,124     5,298,705     5,302,952
                                                     ==========    ==========    ==========    ==========
    Diluted earnings per share                       $     0.43    $     0.41    $     0.75    $     0.82
                                                     ==========    ==========    ==========    ==========

A total of 197,851 and 206,368 shares for the three month period ended and 275,524 and 158,030 shares for the six months ended June 30, 2007 and 2006, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

Effective with the first quarter of 2006, cash dividends are declared and are payable in the month following the end of the quarter, and as a result of this change, there was no cash dividend declared during the first quarter of 2006. A cash dividend of $0.19 per share was declared and paid in January, 2007 and cash dividends of $0.20 and $0.18 were declared and paid in April of 2007 and 2006, respectively.

In February of 2007, the Company announced a program to repurchase up to 260,000 shares (adjusted for stock dividend) of its common stock through open market purchases. Information regarding activity in this program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

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

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a "mixed-attribute model" (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. The first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its financial Statements and did not elect to early adopt.

NOTE 5 - CHANGE IN ACCOUNTIING PRINCIPLE

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Michigan jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examination by tax authorities for years before 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and six month periods ended June 30, 2007 and 2006.

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

Economic growth in the State of Michigan continues to struggle while unemployment ranks among the highest in the nation. Due to the economic conditions affecting the State and market areas, the Company has experienced a decline in its loan quality. However, the Company has experienced record earnings and strong loan growth in the second quarter of 2007.

                                EXECUTIVE SUMMARY

Consolidated net income for the second quarter of 2007 was $2,267,155, or $0.43 per share, an increase of 3.8 % over the second quarter of 2006 and the best second quarter in the Company's history. During the first six months of 2007, consolidated net income was $3,993,171 or $0.75 per share, a decrease of 7.8% compared to the same period in 2006. Net interest income of the Company remains strong and has increased 3.9% over the second quarter of 2006 and is 2.6% ahead of the six month period in 2006. Non-interest income also reported improvements over 2006 totals with a 9.4% and 10.2% increase during the quarter and six month periods, respectively. At the same time, the Company has experienced a decline in loan quality, and as a result has recorded additional provision for loan losses which has negatively impacted its earnings during the first half of the year. Non-interest expense for the first half of 2007 has remained relatively flat compared to the same period last year, and is up slightly over the second quarter of 2006.

Return on average assets and return on average shareholders' equity improved from the first quarter of 2007 but are still behind the levels reached in the second quarter of 2006. Net interest income and net income for the second quarter of 2007 are ahead of the totals reported during the same period last year, and net interest income during the quarter is the highest among the previous five quarters. The following chart shows the trends in the major components of earnings for the past five quarters.

                                                  2007                     2006
                                             -----------------   ---------------------------
in thousands of dollars, where appropriate   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,478    $7,291    $7,424    $7,428    $7,199
Provision for loan losses                       710     1,509       921       396       440
Noninterest income                            3,338     3,210     3,110     3,123     3,051
Noninterest expense                           6,990     6,689     6,598     6,742     6,791
Federal income tax provision                    849       577       818       967       835
Net income                                   $2,267    $1,726    $2,197    $2,446    $2,184
Earnings per share (a)                       $ 0.43    $ 0.33    $ 0.41    $ 0.46    $ 0.41
Return on average assets (b)                   1.18%     0.92%     1.18%     1.32%     1.20%
Return on average shareholders' equity (b)    12.11%     9.35%    11.85%    13.52%    12.48%

----------
(a) Basic earnings per share, adjusted for stock dividends paid

(b) annualized

Total consolidated assets of the Company at June 30, 2007 were $781.6 million, a 6.9% improvement over the same period last year. Loan balances increased 11.3% to $640.1 million during the preceding twelve months, while deposits grew to $656.9 million, an increase of 7.4% since June 30, 2006. During the quarter, total loans have grown $25.0 million and deposits are up 3.2%, while total assets have improved by $21.2 million.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio declined by $6.4 million during the first six months of 2007, and balances have decreased 1.8% during the second quarter as the Company has elected not to replace some maturing investments to fund additional loan growth. The mix of the Company's investment portfolio has changed slightly during the past six months, as the percentage of investments held in municipal obligations increased, treasury, agency and corporate securities have remained flat and mortgage backed agencies have declined slightly.

The table below reflects the fair value of various categories of investment securities of the Company:

In thousands of dollars                            6/30/07   12/31/06  6/30/06
                                                   -------   -------   -------
U.S. Treasury and agency securities                $36,158   $38,380   $43,157
Mortgage backed agency securities                  $11,217   $13,945   $16,032
Obligations of states and political subdivisions    38,743    40,369    33,637
Corporate, asset backed, and other securities        3,245     3,117     3,373
                                                   -------   -------   -------
    Total Investment Securities                    $89,363   $95,811   $96,199
                                                   =======   =======   =======

The chart below shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2007 and 2006, and at December 31, 2006.

                                                   6/30/07  12/31/06  6/30/06
                                                   -------  --------  -------
U.S. Treasury and agency securities                   40.5%    40.0%    44.9%
Mortgage backed agency securities                     12.6%    14.6%    16.7%
Obligations of states and political subdivisions      43.3%    42.1%    34.9%
Corporate, asset backed, and other securities          3.6%     3.3%     3.5%
                                                   -------  -------  -------
    Total Securities                                 100.0%   100.0%   100.0%
                                                   =======  =======  =======

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

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio for the six month period, in thousands of dollars.

                                                       2007         2006        Change
                                                     -------      -------      -------
Unrealized gains (losses) in:
U.S. Treasury and agency securities                  $   (78)     $  (400)     $   322
Mortgage backed agency securities                        (38)        (333)         295
Obligations of states and political subdivisions        (328)        (450)         122
Corporate, asset backed and other securities             103           57           46
                                                     -------      -------      -------
    Total investment securities                      $  (341)     $(1,126)     $   785
                                                     =======      =======      =======

LOANS

Gross loans increased by $38.3 million in the first half of 2007, bringing the twelve-month loan growth to $65.1 million, for an increase of 11.3% over the previous twelve months. The residential loan portfolio experienced modest growth during the first six months of 2007, with business loans and commercial mortgages and personal loans providing the largest portion of growth in the loan portfolio during the first half of 2007. Construction and development loans were down from the previous quarter, but are flat compared to the same period of a year ago.

The portfolio continues to evolve and the trend of the portfolio mix has changed during the first six months of the year. Residential mortgage and construction and development loan balances decreased as a percentage of total loans since December 31, 2006. Business loans reported strong growth during the first six months of 2007, while personal loans have remained flat.

The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                         June 30, 2007            December 31, 2006             June 30, 2006
                                    -----------------------    -----------------------     -----------------------
                                     Balance     % of total     Balance     % of total      Balance     % of total
                                    --------     ---------     --------     ----------     --------     ----------
Total loans:
  Personal                          $ 96,556        15.1%      $ 91,002         15.1%      $ 85,276        14.8%
  Business loans and
   commercial mortgages              364,916        57.0%       327,928         54.5%       325,404        56.6%
  Tax exempt                           2,944         0.5%         2,841          0.5%         3,023         0.5%
  Residential mortgage                88,891        13.9%        85,636         14.2%        75,169        13.1%
  Construction & development          86,758        13.5%        94,356         15.7%        86,124        15.0%
                                    --------     -------       --------      -------       --------     -------
      Total loans                   $640,065       100.0%      $601,763        100.0%      $574,996       100.0%
                                    ========     =======       ========      =======       ========     =======

CREDIT QUALITY

The Company maintains a process of actively monitoring delinquencies, nonperforming assets and problem loans and continues to address the credit quality issues concerning its loan portfolio. During the second quarter of 2007, United charged off two large business loans associated with the additional provision recognized during the first three months of year. The Company also increased its provision for loan loss during the second quarter in anticipation of potential future losses relating to other credit issues in its loan portfolio.

The Company's total nonperforming assets decreased by $3.3 million from the first quarter of 2007 due to net charge-offs, but increased by $1.3 million from December 31, 2006 totals, with all of the increase isolated to nonaccrual loans. The increase in nonaccrual loans is attributable to the credit quality problems evidenced in a small number of commercial credits in the loan portfolio. Delinquent loans and property held as other real estate remained relatively flat during the quarter, while loans past due ninety days have declined significantly from year end. As of June 30, 2007, non-performing loans as a percentage of total loans was 1.17%, up from 0.80% as of June 30, 2006. This increase continues the trend the Company has experienced during the past twelve months. Collection efforts are underway with past due and nonaccrual loans, and the Company continues to monitor the level of its nonperforming assets.

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

                                                   6/30/07      3/31/07      12/31/06     6/30/06
                                                   -------      -------      -------      -------
Nonaccrual loans                                   $ 7,261      $10,629      $ 5,427      $ 2,620
Loans past due 90 days or more                         253          226          855        1,066
Troubled debt restructurings                             -            -            -          928
                                                   -------      -------      -------      -------
    Total nonperforming loans                        7,514       10,855        6,282        4,614
Other real estate owned                              1,146        1,081        1,063          759
                                                   -------      -------      -------      -------
    Total nonperforming assets                     $ 8,660      $11,936      $ 7,345      $ 5,373
                                                   =======      =======      =======      =======
Percent of nonperforming loans to total loans         1.17%        1.76%        1.04%        0.80%
Percent of nonperforming assets to total assets       1.11%        1.57%        0.98%        0.74%

As of June 30, 2007, the Company has no loans classified as a troubled debt restructuring. The amount listed in the table above as other real estate reflects a small number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale, and no significant losses are anticipated.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2007 and 2006 follows:

                                      2007         2006
                                     -------      -------
Balance at January 1                 $ 7,849      $ 6,361
Loans charged off                     (2,565)        (342)
Recoveries credited to allowance          58           44
Provision charged to operations        2,219          805
                                     -------      -------
Balance at June 30                   $ 7,561      $ 6,868
                                     =======      =======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2007 and 2006, and December 31, 2006.

                                    6/30/07      12/31/06    6/30/06
                                    -------      --------    -------
Business and commercial mortgage    $ 6,435      $ 6,911     $ 5,999
Residential mortgage                    126           24          22
Personal                              1,022          889         823
Unallocated                             (23)          25          24
                                    -------      -------     -------
Total                               $ 7,561      $ 7,849     $ 6,868
                                    =======      =======     =======

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

Loans to finance residential mortgages make up 13.9% of the portfolio at June 30, 2007, and are well-secured and have had historically low levels of net losses. Personal and business loans, including business mortgages and construction and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth continued during the second quarter and year to date 2007, as total deposits increased $28.9 million from December 31, 2006, representing an annualized growth rate of 9.2%. Deposits are up $45.2 million from a year ago, for an increase of 7.4%. Short-term interest bearing accounts continue to be very popular with clients, and demand deposit balances increased modestly. The Banks continue to experience interest by consumers in certificates of deposit, and traditional banking products continue to be an important part of the Company's product line. In addition, the Banks have increased its emphasis on gathering core deposits within their market areas, in order to fund anticipated future loan growth. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients.

The chart below shows the percentage makeup of the deposit portfolio as of June 30, 2007 and 2006, and December 31, 2006.

                                6/30/07   12/31/06   6/30/06
                                -------   --------   --------
Noninterest bearing deposits      13.1%      13.0%      14.7%
Interest bearing deposits         86.9%      87.0%      85.3%
                                 -----      -----      -----
    Total deposits               100.0%     100.0%     100.0%
                                 =====      =====      =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2007 and 2006. Short-term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the second quarter of 2007, the Company procured $7.0 million in new advances and repaid $7.5 million in matured borrowings, resulting in a decrease in total FHLB borrowings outstanding at June 30, 2007.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at June 30, 2007 and 2006 and December 31, 2006 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of June 30, 2007 and 2006, and December 31, 2006. Dollars are shown in thousands.

                                                           Regulatory Guidelines             United Bancorp, Inc.
                                                           ---------------------     ----------------------------------
                                                           Adequate         Well     6/30/07      12/31/06     6/30/06
                                                           --------         ----     --------     --------    ---------
Tier 1 capital to average assets                               4%             5%          9.5%         9.8%        9.5%
Tier 1 capital to risk weighted assets                         4%             6%         11.2%        11.6%       11.4%
Total capital to risk weighted assets                          8%            10%         12.3%        12.9%       12.6%

Total shareholders' equity                                                           $ 75,501     $ 74,536    $ 70,827
Intangible assets                                                                      (3,469)      (3,469)     (3,469)
Disallowed servicing assets                                                                 -            -           -
Unrealized (gain) loss on securities available for sale                                   225          (68)        743
                                                                                     --------     --------    --------
    Tier 1 capital                                                                     72,257       70,999      68,101
Allowable loan loss reserves                                                            7,561        7,849       6,868
                                                                                     --------     --------    --------

    Tier 1 and 2 capital                                                             $ 79,818     $ 78,848    $ 74,969
                                                                                     ========     ========    ========

                              RESULTS OF OPERATIONS

Consolidated net income for the quarter was $2.267 million, an increase of 3.8% from the second quarter of 2006 and the best second quarter in the Company's history. Year to date net income decreased 7.8% from the same period in 2006. The decline is a result of the additional provision for loan loss related to credit quality issues within the Company's loan portfolio. The following discussion provides an analysis of the various components of these changes.

NET INTEREST INCOME

Higher asset yields and earning asset growth helped to increase the Company's net interest income, despite margin compression. Net interest income for the quarter improved 3.9% compared to the second quarter of 2006, and year to date net interest income increased $367,636 over the same period last year. Although the Company's yield on earning assets continue to increase, deposit costs have increased at a faster rate. The Company's year to date yield on earning assets was up thirty-one basis points from the same period of

2006, while its cost of funds increased from the six-month 2006 levels by fifty-seven basis points, resulting in a decrease of twenty-six basis points in the tax equivalent spread in the past year.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30, 2007 and 2006.

                                                                         Six Months Ended June 30,
                                               ---------------------------------------------------------------------------
                                                                 2007                                  2006
                                               -------------------------------------    ----------------------------------
                                                Average      Interest        Yield/      Average     Interest      Yield/
dollars in thousands                            Balance         (b)         Rate (c)     Balance       (b)        Rate (c)
                                               ---------     ---------      --------    ---------    ---------    --------
ASSETS
Interest earning assets (a)
Federal funds sold                             $   5,542     $     142        5.12%     $   8,098    $     192      4.74%
Taxable securities                                54,118         1,326        4.90%        62,812        1,108      3.53%
Tax exempt securities (b)                         37,992         1,109        5.84%        35,026        1,005      5.74%
Taxable loans                                    615,024        22,936        7.46%       559,225       20,470      7.32%
Tax exempt loans (b)                               3,132           104        6.63%         3,084           97      6.31%
                                               ---------     ---------                  ---------    ---------
      Total int. earning assets (b)              715,808        25,617        7.16%       668,245       22,872      6.85%
Less allowance for loan losses                    (8,144)                                  (6,567)
Other assets                                      55,758                                   58,900
                                               ---------                                ---------
TOTAL ASSETS                                   $ 763,422                                $ 720,578
                                               =========                                =========
LIABILITIES AND SHAREHOLDERS' EQUITY

NOW accounts                                   $ 109,113           780        1.43%     $ 106,975          661      1.24%
Savings deposits                                 178,983         2,506        2.80%       180,170        2,092      2.32%
CDs $100,000 and over                            114,061         2,759        4.84%        86,995        1,826      4.20%
Other interest bearing deposits                  150,503         3,320        4.41%       139,490        2,586      3.71%
                                               ---------     ---------                  ---------    ---------
      Total int. bearing deposits                552,660         9,365        3.39%       513,630        7,165      2.79%
Short term borrowings                              3,237            87        5.37%         1,704           41      4.78%
Other borrowings                                  43,031         1,012        4.70%        40,086          907      4.53%
                                               ---------     ---------                  ---------    ---------
      Total int. bearing liabilities             598,928        10,464        3.49%       555,420        8,113      2.92%
                                                             ---------                               ---------
Noninterest bearing deposits                      82,113                                   86,983
Other liabilities                                  7,452                                    9,095
Shareholders' equity                              74,929                                   69,080
                                               ---------                                ---------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $ 763,422                                $ 720,578
                                               =========                                =========
Net interest income (b)                                         15,153                                  14,759
                                                             ---------                               ---------
Net spread (b)                                                                3.66%                                 3.92%
                                                                              ====                                  ====
Net yield on interest earning assets (b)                                      4.23%                                 4.42%
                                                                              ====                                  ====
Tax equivalent adjustment on interest income                      (383)                                   (357)
                                                             ----------                              ----------
Net interest income per income statement                     $  14,770                               $  14,402
                                                             =========                               =========
Ratio of interest earning assets to interest
 bearing liabilities                                                          1.20                                  1.20
                                                                              ====                                  ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)   Annualized

As noted from the data in the following table, interest income and expense for the first six months of 2007 increased over the same period of 2006, and net interest income improved by $394,000 over the same period. During that time, interest income and interest expense both increased as a result of volume and rate increases. The improvement in net interest income for the first six months of 2007 was positively impacted due to volume changes but negatively affected by rate changes in the interest expense categories.

The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2007 and 2006 on a taxable equivalent basis, in thousands of dollars.

                                        2007 Compared to 2006                 2006 Compared to 2005
                                  ---------------------------------      --------------------------------
                                   Increase (Decrease) Due To: (a)       Increase (Decrease) Due To: (a)
                                  ---------------------------------      --------------------------------
                                  Volume        Rate          Net        Volume        Rate         Net
                                  -------      -------      -------      -------      -------     -------
Interest earned on:
 Federal funds sold               $   (64)     $    14      $   (50)     $    96      $    58     $   154
 Taxable securities                  (169)         387          218         (167)         233          66
 Tax exempt securities                 86           18          104          202           39         241
 Taxable loans                      2,075          391        2,466        1,671        2,391       4,062
 Tax exempt loans                       2            5            7           (5)           -          (5)
                                  -------      -------      -------      -------      -------     -------
      Total interest income       $ 1,930      $   815      $ 2,745      $ 1,797      $ 2,721     $ 4,518
                                  =======      =======      =======      =======      =======     =======
Interest paid on:
 NOW accounts                     $    13      $   106      $   119      $   (77)     $   112     $    35
 Savings deposits                     (14)         428          414           38          859         897
 CDs $100,000 and over                626          307          933          674          339       1,013
 Other interest bearing deposits      215          519          734          339          483         822
 Short term borrowings                 40            6           46          (41)          23         (18)
 Other borrowings                      69           36          105          (60)          10         (50)
                                  -------      -------      -------      -------      -------     -------
      Total interest expense      $   949      $ 1,402      $ 2,351      $   873      $ 1,826     $ 2,699
                                  =======      =======      =======      =======      =======     =======
Net change in net interest
      income                      $   981      $  (587)     $   394      $   924      $   895     $ 1,819
                                  =======      =======      =======      =======      =======     =======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The provision for loan losses for the second quarter of 2007 was $710,000, compared to $1.509 million in the first quarter of 2007 and $439,544 for the second quarter of last year. The increase in the provision in 2007 is a result of the Company's recognition of impairment issues on a few large commercial loans. United continues to monitor the allowance for loan loss and make additional adjustments to the provision for potential losses on problem loans as deemed appropriate.

NONINTEREST INCOME

Noninterest income continues to contribute to the earnings growth of the Company. Total noninterest income increased 4.0% from the first quarter of 2007 and improved 9.4% over the second quarter of 2006. Service charges on deposit accounts and ATM, debit and credit card fee income provided the largest increase, improving 8.4% and 12.7% respectively over March 31, 2007 totals. Income from loan sales and servicing, bank-owned life insurance and other income experienced modest growth during the quarter. The increase in loan sales and servicing income during the quarter is a result of increased volume in the sale of mortgage loans in the secondary market. Trust and investment fee income and sales of nondeposit investment products declined compared to the previous quarter, as a result of lower volumes and declining asset balances. Compared to the same period in 2006, all categories of noninterest income improved except sales of nondeposit investment products and other income, both of which declined slightly.

Year to date noninterest income increased 10.2% over 2006 with all categories improving except for trust and investment fee income. The largest increase was income from loan sales and servicing, improving 95.7% due to increased volumes over 2006.

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

NONINTEREST EXPENSES

Total noninterest expense increased 4.5% from the first quarter of 2007 and 2.9% from the second quarter of 2006. Some categories increased during the quarter while the Company experienced a reduction in other areas. Salaries and employee benefits and external data processing both increased over the first quarter, while advertising and marketing expenses declined and occupancy and equipment and professional fees remained flat. The increase in salaries and employee benefits is a result of the continued growth of the company and the addition of new staff in the second quarter of 2007, while external data processing increased not as a result of additional expense but due to a large rebate received by the Company in the first quarter of 2007.

Year to date total noninterest expense was relatively unchanged compared to the first six months of 2006, increasing just 0.8% during that time. However various components of total noninterest expense experienced changes. Salaries and employee benefits and professional fees decreased significantly, while occupancy and equipment expense and advertising and marketing costs increased. The decrease in salaries and employee benefits was a result of the reduction in bonus and profit sharing costs as a result of net income below earnings objectives. Professional fees for the year have declined from the previous period due to the additional expenses incurred in 2006 for outsourcing certain processing functions of the Wealth Management group. Occupancy and equipment and advertising and marketing expense provided for the largest increase during the first six months, as a result of the continued growth of the Company and new marketing initiatives

FEDERAL INCOME TAX

The Company's effective tax rate for the first six months of 2007 was 26.3%, compared to 27.4% in 2006. The decrease in the effective tax rate is the result of the benefits received from the Company's investment in tax exempt assets and resulting tax exempt income.

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

Based on the results of the simulation model as of June 30, 2007, the Company would expect a maximum potential reduction in net interest margin of slightly more than 4% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

The Company and each Bank maintains Funds Management Committees, which review exposure to market risk on a regular basis. The Committees' overriding policy objective is to manage assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards. The Funds Management Committees are also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, credit risk and liquidity risk. The Committees include senior members of management, and monitor the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

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

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended June 30, 2007 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

In September of 2006, Annette Theisen and various entities controlled by her, filed a complaint in Washtenaw Circuit Court against a number of defendants, including UBTW and its President, Todd C. Clark, alleging UBTW and Clark had violated their fiduciary duty. After the preliminary proceedings, UBTW and Mr. Clark reached a settlement with the plaintiff that resulted in them being released on all aspects of the claim except for an allegation regarding Theisen's long term care policy. The Company incurred minimal liability associated with the dismissed claims and believes that any additional material exposure is unlikely.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). During the three month period ended June 30, 2007, the Company repurchased 38,753 shares at an average price of $22.33. At June 30, 2007, the Company had 211,247 shares remaining to be purchased under the program. Since the announcement of the repurchase program, the Company has repurchased an aggregate of 48,753 shares of its common stock at an average share price of $22.28. All purchases during the quarter were part of the publicly announced plan.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 17, 2007. At that meeting, election of directors and amendment of the Articles of Incorporation, Director Retainer Stock Plan and Senior Management Bonus Deferral Stock Plan were the only matters submitted to a vote of the shareholders. There were 2,616,286 voting shares outstanding on April 17, 2007. The following incumbent directors were re-elected to three-year terms:

                        Action          For        Against     Abstain
                      ----------     ---------     -------     -------
James D. Buhr         re-elected     1,783,597      70,530        -
James C. Lawson       re-elected     1,795,322      58,805        -
Robert G. Macomber    elected        1,808,993      45,134        -
Donald J. Martin      re-elected     1,806,568      47,559        -
David E. Maxwell      re-elected     1,807,466      46,661        -

Directors Joseph D. Butcko, Robert K. Chapman, John H. Foss, James G. Haeussler, David S. Hickman, and Kathryn M. Mohr hold terms that continue after the meeting. Director Cress retired as a Director effective with the 2007 annual meeting of shareholders.

Other votes by shareholders were as follows:

Amend articles of Incorporation        approved     1,671,296     138,617      44,214
Amend Director Retainer Stock Plan     approved     1,453,025     142,306     258,796
Amend Senior Management Bonus
Deferral Stock Plan                    approved     1,369,182     228,434     256,511

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

UNITED BANCORP, INC.
August 3, 2007

/s/ Robert K. Chapman                       /s/ Dale L. Chadderdon
-------------------------------------       ------------------------------------
Robert K. Chapman                           Dale L. Chadderdon
President and Chief Executive Officer       Executive Vice President & Chief
(Principal Executive Officer)               Financial Officer
                                            (Principal Financial Officer)