Form 10-Q
period 2007-09-30
UNITED BANCORP INC /MI/
filed 2007-10-26
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 26, 2007, there were outstanding 5,137,940 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                           DESCRIPTION                          PAGE NO.
--------   ----------------------------------------------------------   --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
           (a) Condensed Consolidated Balance Sheets                        3
           (b) Condensed Consolidated Statements of Income                  4
           (c) Condensed Consolidated Statements of Shareholders'
               Equity                                                       5
           (d) Condensed Consolidated Statements of Cash Flows              6
           (e) Notes to Condensed Consolidated Financial Statements         7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations
           Background                                                      10
           Executive Summary                                               10
           Financial Condition                                             11
           Liquidity and Capital Resources                                 15
           Results of Operations                                           15
           Critical Accounting Policies                                    19
           Forward-Looking Statements                                      19

Item 3. Quantitative and Qualitative Disclosures about Market Risk         19
Item 4. Controls and Procedures                                            20

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        21
Item 6. Exhibits                                                           21
Signatures                                                                 22
Exhibits                                                                   23
   Exhibit 31.1
   Exhibit 31.2
   Exhibit 32.1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (unaudited)                    (unaudited)
                                                          September 30,   December 31,   September 30,
In thousands of dollars                                        2007           2006            2006
                                                          -------------   ------------   -------------
ASSETS
Cash and demand balances in other banks                   $ 14,729          $ 17,606        $ 20,207
Federal funds sold                                              --             3,770           1,700
                                                          --------          --------        --------
   Total cash and cash equivalents                          14,729            21,376          21,907
Securities available for sale                               87,691            95,811          94,442
Loans held for sale                                          3,885             5,772           2,376
Portfolio loans                                            648,626           595,991         590,006
Less allowance for loan losses                               7,714             7,849           6,994
                                                          --------          --------        --------
   Net portfolio loans                                     640,912           588,142         585,388
Premises and equipment, net                                 13,205            13,215          12,744
Goodwill                                                     3,469             3,469           3,469
Bank-owned life insurance                                   11,840            11,499          11,394
Accrued interest receivable and other assets                12,566            11,705          10,552
                                                          --------          --------        --------
TOTAL ASSETS                                              $788,297          $750,989        $739,896
                                                          ========          ========        ========
LIABILITIES
Deposits
   Noninterest bearing                                    $ 78,333          $ 81,373        $ 86,364
   Interest bearing                                        580,327           546,629         534,408
                                                          --------          --------        --------
      Total deposits                                       658,660           628,002         620,772
Federal funds purchased and other short term borrowings      4,830                77              76
Other borrowings                                            44,625            40,945          39,608
Accrued interest payable and other liabilities               4,648             7,429           6,129
                                                          --------          --------        --------
TOTAL LIABILITIES                                          712,763           676,453         666,585
COMMITMENT AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   10,000,000 shares authorized; 5,133,444, 5,247,432,
   and 5,247,448 shares issued and outstanding              68,719            71,075          70,937
Retained earnings                                            6,603             3,393           2,204
Accumulated other comprehensive income, net of tax             212                68             170
                                                          --------          --------        --------
TOTAL SHAREHOLDERS' EQUITY                                  75,534            74,536          73,311
                                                          --------          --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $788,297          $750,989        $739,896
                                                          ========          ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months        Nine Months
                                                            Ended               Ended
                                                        September 30,       September 30,
                                                      -----------------   -----------------
In thousands of dollars, except per share data          2007      2006      2007      2006
                                                      -------   -------   -------   -------
INTEREST INCOME
Interest and fees on loans                            $12,313   $11,085   $35,319   $31,621
Interest on securities
   Taxable                                                636       638     1,962     1,746
   Tax exempt                                             361       345     1,120     1,024
Interest on federal funds sold                             12        99       155       291
                                                      -------   -------   -------   -------
   Total interest income                               13,322    12,167    38,556    34,682
INTEREST EXPENSE
Interest on deposits                                    5,149     4,269    14,514    11,434
Interest on short term and other borrowings               593       470     1,692     1,418
                                                      -------   -------   -------   -------
   Total interest expense                               5,742     4,739    16,206    12,852
                                                      -------   -------   -------   -------
NET INTEREST INCOME                                     7,580     7,428    22,350    21,830
Provision for loan losses                                 618       396     2,836     1,202
                                                      -------   -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     6,962     7,032    19,514    20,628
NONINTEREST INCOME
Service charges on deposit accounts                       935       888     2,623     2,483
Trust and investment fee income                           933       915     2,822     2,821
Gains (losses) on securities transactions                  --        --         1        (2)
Income from loan sales and servicing                      473       237     1,242       629
ATM, debit and credit card fee income                     545       493     1,549     1,409
Income from sale of nondeposit investment products        249       304       748       787
Income from bank-owned life insurance                     119       102       341       302
Other fee income                                          284       185       760       635
                                                      -------   -------   -------   -------
   Total noninterest income                             3,538     3,124    10,086     9,064
NONINTEREST EXPENSE
Salaries and employee benefits                          3,988     3,800    11,330    11,497
Occupancy and equipment expense, net                    1,228     1,103     3,646     3,280
External data processing                                  431       380     1,154     1,061
Advertising and marketing                                 279       282       942       819
Professional fees                                          98       212       330       702
Other expense                                           1,243       967     3,546     2,957
                                                      -------   -------   -------   -------
   Total noninterest expense                            7,267     6,744    20,948    20,316
                                                      -------   -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                        3,233     3,412     8,652     9,376
Federal income tax                                        895       967     2,321     2,602
                                                      -------   -------   -------   -------
NET INCOME                                            $ 2,338   $ 2,445   $ 6,331   $ 6,774
                                                      =======   =======   =======   =======
Basic and diluted earnings per share                  $  0.45   $  0.46   $  1.20   $  1.28
Cash dividends declared per share of common stock     $  0.20   $  0.19   $  0.59   $  0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                              Three Months        Nine Months
                                                                 Ended               Ended
                                                             September 30,       September 30,
                                                           -----------------   -----------------
In thousands of dollars                                      2007      2006      2007      2006
                                                           -------   -------   -------   -------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                             $75,501   $70,827   $74,536   $67,622
Net Income                                                   2,338     2,445     6,331     6,774
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
      available for sale, net of reclass adjustments for
      realized gains (losses) and related taxes                437       913       144       439
                                                           -------   -------   -------   -------
Total comprehensive income                                   2,775     3,358     6,475     7,213
Cash dividends declared                                     (1,042)     (971)   (3,085)   (1,896)
Purchase of common stock                                    (1,807)       --    (2,893)       --
Other common stock transactions                                107        97       501       372
                                                           -------   -------   -------   -------
Balance at end of period                                   $75,534   $73,311   $75,534   $73,311
                                                           =======   =======   =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
In thousands of dollars                                           2007       2006
                                                                --------   --------
Cash Flows from Operating Activities
Net income                                                      $  6,331   $  6,774

Adjustments to Reconcile Net Income to Net Cash from
   Operating Activities
Depreciation and amortization                                      1,000      1,176
Provision for loan losses                                          2,836      1,202
Gain on sale of loans                                               (964)      (368)
Proceeds from sales of loans originated for sale                  55,640     21,476
Loans originated for sale                                        (52,789)   (22,424)
(Gains)/Losses on securities transactions                             (1)         2
Change in accrued interest receivable and other assets                34       (342)
Increase in cash surrender value on bank-owned life insurance       (341)      (302)
Losses on investment in limited partnership                          156         39
Excess tax benefits from exercised stock options                      --        (28)
Change in accrued interest payable and other liabilities          (2,521)       350
                                                                --------   --------
Net cash from operating activities                                 9,381      7,555

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                      (9,658)   (23,955)
   Maturities and calls                                           14,066     29,108
   Principal payments                                              4,045      4,466
Net change in portfolio loans                                    (56,951)   (33,791)
Premises and equipment expenditures                                 (884)      (673)
                                                                --------   --------
Net cash from (used in) investing activities                     (49,382)   (24,845)

Cash Flows from Financing Activities
Net change in deposits                                            30,658     30,120
Net change in short term borrowings                                4,753     (6,300)
Proceeds from other borrowings                                    25,030      3,000
Principal payments on other borrowings                           (21,610)    (5,620)
Purchase of common stock                                          (2,893)        --
Proceeds from other common stock transactions                        501        372
Excess tax benefits from exercised stock options                      --         28
Dividends paid                                                    (3,085)    (2,819)
                                                                --------   --------
Net cash from financing activities                                33,354     18,781
                                                                --------   --------
Net change in cash and cash equivalents                           (6,647)     1,491
Cash and cash equivalents at beginning of year                    21,376     20,416
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 14,729   $ 21,907
                                                                ========   ========
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                   $ 18,155   $ 12,400
Income tax paid                                                    2,822      2,455
Loans transferred to other real estate                             1,345        268

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

                                              Weighted
                                                Avg.
                                  Options     Exercise
Stock Options                   Outstanding     Price
-------------                   -----------   --------
Balance at January 1, 2007        286,986      $26.59
Options granted                    49,200       22.43
Options exercised                 (15,076)      18.54
Options forfeited                 (11,587)      27.45
                                  -------
Balance at September 30, 2007     309,523      $26.28
                                  =======

Total options granted during the nine-month period ended September 30, 2007 were 49,200, and the weighted fair value of the options granted was $2.62. For stock options outstanding at September 30, 2007, the range of average exercise prices was $17.06 to $32.14 and the weighted average remaining contractual term was
6.96 years. At September 30, 2007, 193,341 options are exercisable under the Plans. The Company has recorded approximately $153,200 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2007. As of September 30, 2007, unrecognized compensation expense related to the stock options totaled $200,180 and is expected to be recognized over three years.

At September 30, 2007, the aggregate intrinsic value of options outstanding totaled $77,237. This value represents the difference between the Company's closing stock price on the last day of trading for the third quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2007. No options were exercised during the quarter ended September 30, 2007.

NOTE 2 - LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of mortgage loans serviced for others was $240,634,000 and $229,561,000 at the end of September, 2007 and 2006. The balance of loans serviced for others related to servicing rights that have been capitalized was $239,431,000 and $228,425,000 at September 30, 2007 and 2006. Mortgage servicing rights activity in thousands of dollars for the nine months ended September 30, 2007 and 2006 follows:

                                   2007     2006
                                  ------   ------
Balance at January 1              $1,541   $1,645
Amount capitalized year to date      248       95
Amount amortized year to date       (154)    (171)
                                  ------   ------
Balance at September 30           $1,635   $1,569
                                  ======   ======

No valuation allowance was considered necessary for mortgage servicing rights at period end 2007 and 2006.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During May of 2007, the Company declared and paid a 100% stock dividend. Earnings per share, dividends per share and weighted average shares have been restated to reflect the 100% stock dividend. A reconciliation of basic and diluted earnings per share follows:

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------   -----------------------
In thousands of dollars, except per share data        2007         2006         2007         2006
                                                   ----------   ----------   ----------   ----------
Net income                                         $    2,338   $    2,445   $    6,331   $    6,774
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       5,180,127    5,247,172    5,218,909    5,246,788
   Weighted average contingently issuable shares       60,470       56,440       60,213       53,094
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,240,597    5,303,612    5,279,122    5,299,882
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $     0.45   $     0.46   $     1.20   $     1.28
                                                   ==========   ==========   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 5,240,597    5,303,612    5,279,122    5,299,882
   Dilutive effect of stock options                        --           --           --           --
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,240,597    5,303,612    5,279,122    5,299,882
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $     0.45   $     0.46   $     1.20   $     1.28
                                                   ==========   ==========   ==========   ==========

A total of 268,342 and 211,122 shares for the three month period ended and 267,348 and 208,047 shares for the nine months ended September 30, 2007 and 2006, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report. Cash dividends of $0.20 and $0.19 were declared and paid in July of 2007 and 2006, respectively.

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

NOTE 5 - CHANGE IN ACCOUNTING PRINCIPLE

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and nine month periods ended September 30, 2007 and 2006.

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

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks are co-owners of Michigan Banker's Title Insurance Company of Mid-Michigan LLC, and derive income from the sale of various insurance products to banking clients. UBT operates a trust department, and provides trust services to UBTW on a contract basis. The Wealth Management Group offers a variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income. The company owns a structured finance company that was established in the third quarter of 2007. The structured finance company offers financing solutions to small businesses, primarily by generating SBA 504 and 7(a) loans that are typically sold on the secondary market.

Economic growth in the State of Michigan continues to struggle while unemployment ranks among the highest in the nation. Due to the economic conditions affecting the State and market areas, the Company continues to experience a decline in its loan quality. However, the Company's core earnings and loan growth remained strong in the third quarter of 2007.

                                EXECUTIVE SUMMARY

Consolidated net income for the third quarter of 2007 was $2,338,000, or $0.45 per share, for an increase of 3.1% over the second quarter of the year. Earnings represented the second-best quarter in the Company's history, with only the third quarter of 2006 exceeding this quarter's earnings levels. During the first nine months of 2007, consolidated net income of $6,331,000, or $1.20 per share, is 6.5% below the same period of 2006.

Net interest income for the third quarter of 2007 increased over the same period of 2006, and for the first nine months of the year, is 2.4% above year to date 2006 levels. Noninterest income also continues to be strong, with improvements of 13.3% and 11.3% over 2006 levels for the quarter and year to date, respectively. At the same time, expenses are up from comparable periods of 2006, as a result of the continued growth of the Company.

The Company continues to focus on credit quality issues with a small number of commercial borrowers, reflecting the troubled conditions of the Michigan economy. The Company's provision for loan loss for the quarter was lower than in the second quarter of this year, but increased from the prior quarter and the same period of 2006, bringing the year to date provision to a level that is 135.9% higher than the first nine months of 2006.

Return on average assets and return on average shareholders' equity for the third quarter remain below the levels of the third quarter of last year. At the same time, quarterly ROA of 1.18% matched or exceeded the levels achieved in each of the past three quarters. During that same period, return on average equity has surpassed that of the prior three quarters. Return on average equity and earnings per share have improved in part as a result of the stock buyback program implemented early in 2007. The following chart shows the trends in the major components of earnings for the most recent five quarters.

                                                         2007                     2006
                                             ---------------------------   -----------------
In thousands of dollars, where appropriate   3rd Qtr   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                           $7,580    $7,478    $7,291    $7,424    $7,428
Provision for loan losses                        618       710     1,509       921       396
Noninterest income                             3,538     3,338     3,210     3,110     3,124
Noninterest expense                            7,267     6,990     6,689     6,598     6,742
Federal income tax provision                     895       849       577       818       967
Net income                                    $2,338    $2,266    $1,725    $2,197    $2,446
Earnings per share (a)                        $ 0.45    $ 0.43    $ 0.33    $ 0.41    $ 0.46
Return on average assets (b)                    1.18%     1.18%     0.92%     1.18%     1.32%
Return on average shareholders' equity (b)     12.32%    12.11%     9.35%    11.85%    13.52%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

Total consolidated assets of the Company of $788.3 million at September 30, 2007 were up 6.5% from the same period last year, and increased by $6.6 million during the most recent quarter. At the end of September, loan balances reached $652.5 million, while deposits were $658.7 million.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio decreased $1.67 million in the third quarter and balances declined by $8.1 million during the first nine months of 2007, as the Company has elected not to replace some maturing investments to fund additional loan growth. The mix of the Company's investment portfolio has changed modestly during the past twelve months, as the percentage of investments held in treasury and agency securities has decreased while the percentages of mortgage backed agencies, municipal obligations and corporate securities have increased slightly. The table below reflects the fair value of various categories of investment securities of the Company:

In thousands of dollars                            9/30/07   12/31/06   9/30/06
                                                   -------   --------   -------
U.S. Treasury and agency securities                $34,430    $38,380   $37,974
Mortgage backed agency securities                  $13,956    $13,945   $14,856
Obligations of states and political subdivisions    36,090     40,369    38,397
Corporate, asset backed, and other securities        3,215      3,117     3,215
                                                   -------    -------   -------
   Total Investment Securities                     $87,691    $95,811   $94,442
                                                   =======    =======   =======

The following table shows the percentage composition of the Company's investment portfolio as of the end of the current quarter for 2007 and 2006, and at December 31, 2006.

                                                   9/30/07   12/31/06   9/30/06
                                                   -------   --------   -------
U.S. Treasury and agency securities                  39.3%     40.0%      40.2%
Mortgage backed agency securities                    15.9%     14.6%      15.7%
Obligations of states and political subdivisions     41.1%     42.1%      40.7%
Corporate, asset backed, and other securities         3.7%      3.3%       3.4%
                                                    -----     -----      -----
Total Securities                                    100.0%    100.0%     100.0%
                                                    =====     =====      =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as less than 14.5% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio for the first nine months of 2007 and 2006, in thousands of dollars.

Unrealized gains (losses) in:                      2007    2006   Change
                                                   ----   -----   ------
U.S. Treasury and agency securities                $139   $ (33)   $ 172
Mortgage backed agency securities                    60    (125)     185
Obligations of states and political subdivisions     49     341     (292)
Corporate, asset backed and other securities         73      75       (2)
                                                   ----   -----    -----
   Total investment securities                     $321   $ 258    $  63
                                                   ====   =====    =====

LOANS

Gross loans have increased by $12.4 million in third quarter of 2007, bringing the twelve-month loan growth to $60.1 million, for an increase of 10.2% over the previous twelve months. Most categories of the Company's loan portfolio have experienced growth during the first nine months of 2007, with business loans, commercial mortgages and personal loans providing the largest dollars of growth in that period. Residential mortgage balances have also increased, while construction and development loans were down from the third quarter of 2006.

The makeup of the Company's portfolio continues to evolve, and the portfolio mix has changed modestly during the first nine months of the year. Business loans and commercial mortgages increased as a percentages of total loans since December 31, 2006, while the percentage of the portfolio held in other categories, including construction and development loans, has declined.

The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                               September 30, 2007      December 31, 2006       September 30, 2006
                             ---------------------   ---------------------   ---------------------
                              Balance   % of total    Balance   % of total    Balance   % of total
                             --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                  $ 97,568      15.0%     $ 91,002      15.1%     $ 87,703      14.8%
   Business loans and
      commercial mortgages    375,209      57.5%      327,928      54.5%      331,846      56.0%
   Tax exempt                   2,747       0.4%        2,841       0.5%        2,898       0.5%
   Residential mortgage        90,259      13.8%       85,636      14.2%       82,414      13.9%
   Commercial construction
      and development          86,728      13.3%       94,356      15.7%       87,521      14.8%
                             --------     -----      --------     -----      --------     -----
      Total loans            $652,511     100.0%     $601,763     100.0%     $592,382     100.0%
                             ========     =====      ========     =====      ========     =====

CREDIT QUALITY

The Company maintains a process of actively monitoring delinquencies, nonperforming assets and problem loans and continues to address credit quality issues within its loan portfolio. During the third quarter of 2007, the Company once again increased its provision for loan loss in recognition of potential future losses relating to credit issues in its loan portfolio.

The Company's total nonperforming assets increased by $2.3 million from the second quarter of 2007, with increases in all categories of nonperforming assets. Nonaccrual loans increased modestly, and the increase reflects the credit quality problems evidenced in a small number of commercial credits in the loan portfolio. The increase in delinquent loans resulted primarily from one commercial loan that has subsequently been moved to nonaccrual status. Property held as other real estate increased as a result of the addition of one commercial property, while other properties were sold during the quarter.

As of September 30, 2007, nonperforming loans as a percentage of total loans was 1.38%, up from 1.17% at June 30, 2007. This increase continues the trend the Company has experienced during the past twelve months. Collection efforts are underway with past due and nonaccrual loans, and the Company continues to monitor the level of its nonperforming assets.

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

                                  9/30/07   6/30/07   12/31/06   9/30/06
                                  -------   -------   --------   -------
Nonaccrual loans                  $ 7,467   $7,261     $5,427    $2,869
Loans past due 90 days or more      1,532      253        855       160
Troubled debt restructurings           --       --         --        --
                                  -------   ------     ------    ------
   Total nonperforming loans        8,999    7,514      6,282     3,029
Other real estate owned             1,938    1,146      1,063       551
                                  -------   ------     ------    ------
   Total nonperforming assets     $10,937   $8,660     $7,345    $3,580
                                  =======   ======     ======    ======
Percent of nonperforming loans
   to total loans                    1.38%    1.17%      1.04%     0.51%
Percent of nonperforming assets
   to total assets                   1.39%    1.11%      0.98%     0.48%

As of September 30, 2007, the Company has no loans classified as a troubled debt restructuring. The amount listed in the table above as other real estate reflects a number of properties that were acquired in lieu of foreclosure. Properties have been leased to a third party with an option to purchase or are listed for sale. The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2007 and 2006 follows:

                                     2007     2006
                                   -------   ------
Balance at January 1               $ 7,849   $6,361
Loans charged off                   (3,041)    (681)
Recoveries credited to allowance        70      112
Provision charged to operations      2,836    1,202
                                   -------   ------
Balance at September 30            $ 7,714   $6,994
                                   =======   ======


The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2007 and 2006, and December 31, 2006.

                                   9/30/07   12/31/06   9/30/06
                                   -------   --------   -------
Business and commercial mortgage   $6,572     $6,911     $6,067
Residential mortgage                  189         24         18
Personal                              953        889        853
Unallocated                            --         25         56
                                   ------     ------     ------
   Total                           $7,714     $7,849     $6,994
                                   ======     ======     ======

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Company uses an independent loan review firm to assess the quality of its business loan portfolios. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans contain no significant concentrations other than geographic concentrations within the market areas served by the Banks.

Loans to finance residential mortgages make up 13.8% of the portfolio at September 30, 2007, and have had historically low levels of net losses. Personal and business loans, including business mortgages and construction and development loans, make up the balance of the portfolio. The personal loan portfolio consists of direct and indirect installment, credit cards, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, marine and manufactured housing.

DEPOSITS

Deposit growth slowed somewhat during the third quarter. Total deposits increased 0.3% from the end of June, and have grown $30.7 million from December 31, 2006, representing an annualized growth rate of 6.5%. Deposits are up $37.9 million from a year ago, for an increase of 6.1%. Demand deposit balances have declined for the quarter, year-to-date and from the same quarter last year, while other categories of deposits have grown during the same period. Traditional deposit products continue to be an important part of the Company's product line. In addition, the Banks have increased their emphasis on gathering core deposits within their market areas, in order to fund loan growth. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The table below shows the percentage makeup of the deposit portfolio as of September 30, 2007 and 2006, and December 31, 2006.

                               9/30/07   12/31/06   9/30/06
                               -------   --------   -------
Noninterest bearing deposits     11.9%     13.0%      13.9%
Interest bearing deposits        88.1%     87.0%      86.1%
                                -----     -----      -----
   Total deposits               100.0%    100.0%     100.0%
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

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the third quarter of 2007, the Company procured $3.0 million in new advances and repaid $500,000 in matured borrowings, resulting in a increase in total FHLB borrowings outstanding at September 30, 2007.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at September 30, 2007 and 2006 and December 31, 2006 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of September 30, 2007 and 2006, and December 31, 2006. Dollars are shown in thousands.

                                            Regulatory
                                            Guidelines         United Bancorp, Inc.
                                         ---------------   ----------------------------
                                         Adequate   Well   9/30/07   12/31/06   9/30/06
                                         --------   ----   -------   --------   -------
Tier 1 capital to average assets            4%        5%       9.4%      9.8%       9.6%
Tier 1 capital to risk weighted assets      4%        6%      10.9%     11.6%      11.5%
Total capital to risk weighted assets       8%       10%      12.1%     12.9%      12.6%

Total shareholders' equity                                 $75,534   $74,536    $73,311
Intangible assets                                           (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                     --        --         --
Unrealized (gain) loss on securities
   available for sale                                         (212)      (68)      (170)
                                                           -------   -------    -------
   Tier 1 capital                                           71,853    70,999     69,672
Allowable loan loss reserves                                 7,626     7,849      6,994
                                                           -------   -------    -------
   Tier 1 and 2 capital                                    $79,479   $78,848    $76,666
                                                           =======   =======    =======

                              RESULTS OF OPERATIONS

Consolidated net income for the third quarter of 2007 of $2.338 million was 3.1% above the second quarter of this year, and represented the second-best quarterly earnings in the Company's history. Third quarter earnings fell 4.4% below the Company's best quarter earnings, which were achieved in the third quarter of 2006. Year to date earnings of $6.331 million are 6.5% below the same period of 2006, with substantially all of the decline as a result of increased provision for loan losses. Noninterest income remains strong compared to 2006 levels, and expenses have increased modestly. The following discussion provides an analysis of the various components of these changes.

NET INTEREST INCOME

Higher asset yields and earning asset growth helped to increase the Company's net interest income, despite tightening of interest spreads and compression of the net interest margin. Net interest income for the quarter improved 2.0% over the third quarter of 2006, and year to date net interest income increased

$520,000 over the same period last year. Although the Company's yield on earning assets continues to increase, deposit and borrowing costs have risen at a faster rate. The Company's year to date yield on earning assets was up twenty-six basis points from the same period of 2006, while its cost of funds increased from the nine-month 2006 levels by fifty basis points, resulting in a decrease of twenty-four basis points in the tax equivalent spread in the past year. This narrowing of the Company's spread has also resulted in a decline in year to date net interest margin, from 4.43% for 2006 to 4.23% for 2007.

The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2007 and 2006.

                                                         Nine Months Ended September 30,
                                        ----------------------------------------------------------------
                                                     2007                              2006
                                        ------------------------------   -------------------------------
                                         Average   Interest    Yield/     Average    Interest    Yield/
dollars in thousands                     Balance      (b)     Rate (c)    Balance       (b)     Rate (c)
                                        --------   --------   --------   ---------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                   $  4,585   $   177      5.14%    $  7,838    $   291      4.95%
   Taxable securities                     53,547     1,962      4.89%      62,076      1,746      3.75%
   Tax exempt securities (b)              35,277     1,637      6.19%      34,963      1,509      5.76%
   Taxable loans                         625,225    35,217      7.51%     565,577     31,523      7.43%
   Tax exempt loans (b)                    3,049       151      6.61%       3,051        145      6.33%
                                        --------   -------               --------    -------
      Total int. earning assets (b)      721,683    39,143      7.23%     673,505     35,214      6.97%
Less allowance for loan losses            (7,980)                          (6,712)
Other assets                              57,728                           59,247
                                        --------                         --------
TOTAL ASSETS                            $771,431                         $726,040
                                        ========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                            $109,127     1,204      1.47%    $104,704        997      1.27%
Savings deposits                         178,842     3,808      2.84%     180,308      3,343      2.47%
CDs $100,000 and over                    117,997     4,338      4.90%      91,016      2,979      4.36%
Other interest bearing deposits          153,274     5,165      4.49%     141,839      4,115      3.87%
                                        --------   -------               --------    -------
   Total int. bearing deposits           559,240    14,514      3.46%     517,867     11,434      2.94%
Short term borrowings                      4,533       182      5.35%       1,300         47      4.87%
Other borrowings                          43,235     1,532      4.72%      39,980      1,371      4.57%
                                        --------   -------               --------    -------
   Total int. bearing liabilities        607,008    16,228      3.56%     559,147     12,852      3.06%
                                                   -------                           -------
Noninterest bearing deposits              82,112                           87,459
Other liabilities                          7,265                            9,155
Shareholders' equity                      75,046                           70,279
                                        --------                         --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                 $771,431                         $726,040
                                        ========                         ========
Net interest income (b)                             22,915                            22,362
                                                   -------                           -------
Net spread (b)                                                  3.67%                             3.91%
                                                                ====                              ====
Net yield on interest earning
   assets (b)                                                   4.23%                             4.43%
                                                                ====                              ====
Tax equivalent adjustment on interest
   income                                             (565)                             (532)
                                                   -------                           -------
Net interest income per income
   statement                                       $22,350                           $21,830
                                                   =======                           =======
Ratio of interest earning assets to
   interest bearing liabilities                                 1.19                              1.20
                                                                ====                              ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

As noted from the data in the following table, tax-equivalent interest income and expense for the first nine months of 2007 increased over the same period of 2006, and net interest income improved by $551,000 over the same period. During that time, interest income and interest expense both increased as a result of volume and rate increases. The improvement in tax equivalent net interest income for the first nine months of 2007 was positively impacted due to volume changes but negatively affected by changes in rate.

The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2007 and 2006 on a taxable equivalent basis, in thousands of dollars.

                                       2007 Compared to 2006      2006 Compared to 2005
                                     ------------------------   ------------------------
                                        Increase (Decrease)        Increase (Decrease)
                                            Due To: (a)                Due To: (a)
                                     ------------------------   ------------------------
                                     Volume    Rate      Net    Volume    Rate      Net
                                     ------   ------   ------   ------   ------   ------
Interest earned on:
   Federal funds sold                $ (125)  $   11   $ (114)  $   81   $   94   $  175
   Taxable securities                  (263)     479      216     (231)     453      222
   Tax exempt securities                 14      113      127      219       44      263
   Taxable loans                      3,356      337    3,693    2,493    3,533    6,026
   Tax exempt loans                      --        6        6      (11)      --      (11)
                                     ------   ------   ------   ------   ------   ------
      Total interest income          $2,982   $  946   $3,928   $2,551   $4,124   $6,675
                                     ======   ======   ======   ======   ======   ======
Interest paid on:
   NOW accounts                      $   44   $  162   $  206   $ (158)  $  118   $  (40)
   Savings deposits                     (27)     492      465       61    1,351    1,412
   CDs $100,000 and over                960      400    1,360    1,028      553    1,581
   Other interest bearing deposits      350      700    1,050      494      781    1,275
   Short term borrowings                130        5      135      (36)      25      (11)
   Other borrowings                     114       47      161      (90)      24      (66)
                                     ------   ------   ------   ------   ------   ------
      Total interest expense         $1,571   $1,806   $3,377   $1,299   $2,852   $4,151
                                     ======   ======   ======   ======   ======   ======
Net change in net interest
   income                            $1,411   $ (860)  $  551   $1,252   $1,272   $2,524
                                     ======   ======   ======   ======   ======   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

The Company's provision for loan losses for the third quarter of 2007 was $618,000, compared to $710,000 in the second quarter of 2007 and $396,000 for the third quarter of last year. The increase in the provision in 2007 is a result of the Company's recognition of impairment issues on a few large commercial loans. In addition, general allocations within the allowance relating to increased risk resulting from deterioration of the Michigan economy have resulted in further increases in the provision. United continues to monitor the allowance for loan loss and make additional adjustments to the provision for potential losses on problem loans as deemed appropriate.

NONINTEREST INCOME

Noninterest income continues to contribute to the earnings growth of the Company. Total noninterest income increased 6.0% from the second quarter of 2007 and improved 13.3% over the third quarter of 2006. Income from loan sales and servicing and fee income provided the largest percentage increases, improving 20.4% and 15.9% respectively over second quarter levels. All other categories of noninterest income experienced modest growth during the quarter.

The increase in loan sales and servicing income during the quarter is a result of increased volume in the sale of mortgage loans in the secondary market. The improvement in trust and investment fee income for the quarter has brought this category even with 2006 levels for the first nine months of the year. Income from the sale of nondeposit investment products is down from 2006 levels, as a result of lower volumes and changing product mix. All other categories of noninterest income are above 2006 year to date levels, and year to date noninterest income is 11.3% higher than 2006.

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

During the third quarter of 2007, the Company entered into a new line of business. United Structured Finance (USFC) is a finance company that is a wholly-owned subsidiary of the Company. USFC offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. USFC has begun generating fee income, and this additional revenue will provide additional diversity to the Company's income stream going forward and will provide additional financing alternatives to clients and non-clients.

NONINTEREST EXPENSES

Total noninterest expenses increased 4.0% from the second quarter of 2007 and are up 7.8% over the third quarter of 2006. Some categories increased during the quarter while the Company achieved reductions in other areas. Salaries and employee benefits and external data processing both increased over the second quarter of this year, while advertising and marketing expenses and professional fees declined slightly. The increase in salaries and employee benefits is a result of the continued growth of the company and the resulting addition of new staff. Other expenses have increased during the quarter, in part as a result of debit card fraud losses and losses on the write-down or sale of other real estate owned.

Year to date total noninterest expense increased modestly compared to the first nine months of 2006, increasing by 3.1% during that time, with variances noted in a number of categories. Salaries and employee benefits and professional fees are down considerably, while occupancy and equipment expense, advertising and marketing costs and other expenses have increased. The decrease in salaries and employee benefits is primarily a result of the reduction in bonus and profit sharing costs as net income remains below earnings objectives. Professional fees for the year have declined from the previous period due to the additional expenses incurred in 2006 for outsourcing certain processing functions of the Wealth Management group. Occupancy and equipment, advertising and marketing expense and other expenses, including attorney fees and fraud losses, provided the largest increase during the first nine months of 2007.

FEDERAL INCOME TAX

The Company's effective tax rate for the first nine months of 2007 was 26.8%, compared to 27.8% for the same period of 2006. The decrease in the effective tax rate is the result of the benefits received from the Company's investment in tax exempt assets, including bank-owned life insurance, and resulting tax exempt income.

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

Based on the results of the simulation model as of September 30, 2007, the Company would expect a maximum potential reduction in net interest margin of slightly more than 3% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

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

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended September 30, 2007 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). During the three month period ended September 30, 2007, the Company repurchased 38,753 shares at an average price of $21.69. At September 30, 2007, the Company had 127,921 shares remaining to be purchased under the program. Since the announcement of the repurchase program, the Company has repurchased an aggregate of 132,079 shares of its common stock at an average share price of $21.91. All purchases during the quarter were part of the publicly announced plan.

ITEM 6 - EXHIBITS

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

October 25, 2007


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