Form 10-K
period 2007-12-31
UNITED BANCORP INC /MI/
filed 2008-02-22
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

                  205 E. CHICAGO BOULEVARD, TECUMSEH, MI 49286
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (517) 423-8373

        Securities registered pursuant to Section 12(b) of the Act: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, NO PAR VALUE                                 OTCBB
     (Title of Class)                     (Name of Exchange on which registered)

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

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]   Smaller reporting company [ ]

                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).         Yes [ ]   No [X]

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $92,026,000, based on a closing price of $21.75 as reported on the OTC Bulletin Board.

As of January 31, 2008, there were 5,089,507 outstanding shares of registrant's common stock, no par value.

Documents Incorporated By Reference:

Portions of the registrant's definitive 2008 Proxy Statement in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

                              CROSS REFERENCE TABLE

                                                                           Page
ITEM NO.                            DESCRIPTION                          Numbers
--------    ----------------------------------------------------------   -------
PART I
1.  Business                                                                 3
    I Selected Statistical Information                                       9
        (A) Distribution of Assets, Liabilities and Shareholders'
               Equity                                                        9
        (B) Interest Rates and Interest Differential                         9
    II  Investment Portfolio                                                10
    III Loan Portfolio                                                      10
        (A) Types of Loans                                                  10
        (B) Maturities and Sensitivities of Loans to Changes in
               Interest Rates                                               11
        (C) Risk Elements                                                   11
        (D) Other Interest Bearing Assets                                   12
    IV  Summary of Loan Loss Experience                                     12
        (A) Changes in Allowance for Loan Losses                            12
        (B) Allocation of Allowance for Loan Losses                         12
    V   Deposits                                                            13
    VI  Return on Equity and Assets                                         13
    VII Short-Term Borrowings                                               13
1A. Risk Factors                                                            13
1B. Unresolved Staff Comments                                               16
2.  Properties                                                              16
3.  Legal Proceedings                                                       17
4.  Submission of Matters to a Vote of Security Holders                     17

PART II
5.  Market for Registrant's Common Equity, Related Stockholder Matters
       and Issuer Purchases of Equity Securities                            17
6.  Selected Financial Data                                                 19
7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                19
7A. Quantitative and Qualitative Disclosures About Market Risk              20
8.  Financial Statements and Supplementary Data                             20
9.  Changes in and Disagreements With Accountants on Accounting &
       Financial Disclosure                                                 20
9A. Controls and Procedures                                                 20
9B. Other Information                                                       22

PART III
10. Directors, Executive Officers and Corporate Governance                  22
11. Executive Compensation                                                  23
12. Security Ownership of Certain Beneficial Owners and Management and
       Related Stockholder Matters                                          23
13. Certain Relationships and Related Transactions and Director
       Independence                                                         23
14. Principal Accounting Fees and Services                                  23

PART IV
15. Exhibits and Financial Statement Schedules                              23
    Signatures                                                              24
    Power of Attorney                                                       25
    Exhibit Index                                                           26

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

The Company was formed by Directors of UBT, and the bank was acquired by the Company on January 1, 1986. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

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

The following table shows comparative information concerning the Banks as of December 31, 2007, in thousands of dollars:

                                   Assets      Loans    Deposits
                                  --------   --------   --------
United Bank & Trust               $496,318   $370,690   $419,757
United Bank & Trust - Washtenaw    302,377    279,611    256,069

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

The Company owns a structured finance company that was established in the third quarter of 2007. United Structured Finance ("USFC") is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans is included in income from loan sales and servicing. USFC revenue will provide additional diversity to the Company's income stream going forward, and will provide additional financing alternatives to clients of the Banks as well as non-bank clients.

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

Liability of Commonly Controlled Depository Institutions. Under the Federal Deposit Insurance Act, as amended ("FDIA"), FDIC-insured depository institutions, such as either Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the "default" of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled depository institution in "danger of default." For these purposes, the term "default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur without federal regulatory assistance.

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

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the under- capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

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

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. In 2004, the BIS published a new capital accord to replace its 1988 capital accord. The new capital accord would, among other things, set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems in connection with external events. The 1988 capital accord does not include separate capital requirements for operational risk. The United States federal banking regulators reached an agreement in the third quarter of 2007 regarding the implementation of Basel II in the United States. The agreement will lead to finalization of a rule implementing the methodology for computing large banks' risk-based capital requirements. The Company cannot predict the timing or final form of the United States rules implementing the new capital accord and their impact on the Company. The new capital requirements that may arise from the final rules could increase the minimum capital requirements applicable to the Company and the Banks.

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

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC modified its method of calculating FDIC insurance assessments effective November 2006, and provided credits to certain banks for the calendar year 2007, to be applied to future assessments. UBT has earned assessment credits, while UBTW has not, since it is a relatively new institution. These changes have resulted in increased FDIC insurance premiums for UBTW, while UBT will be able to offset all of its FDIC insurance assessments for 2007 and much of 2008 using credits it has earned. The assessment methodology allows the FDIC to set its assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase.

During 2007, the Banks paid $74,795 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for both banks.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financing institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the "USA Patriot Act"), which was renewed in substantially the same form on March 9, 2006, substantially broadened the scope of the United States and anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Banks. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing by verifying the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institutions.

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

Employees

On December 31, 2007, the Company and its subsidiaries employed 219 full-time and 43 part-time employees. This compares to 202 full-time and 42 part-time employees at December 31, 2006.

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

II   INVESTMENT PORTFOLIO

(A)  BOOK VALUE OF INVESTMENT SECURITIES

The following table reflects the book value of various categories of investment securities of the Company at December 31:

In thousands of dollars                              2007      2006
-----------------------                            -------   -------
U.S. Treasury and government agencies              $46,748   $52,209
Obligations of states and political subdivisions    36,353    40,512
Equity and other securities                          3,232     3,192
                                                   -------   -------
   Total Investment Securities                     $86,333   $95,913

(B)  CARRYING VALUES AND YIELDS OF INVESTMENT SECURITIES

The following table reflects the carrying values and yields of the Company's securities portfolio for 2007. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments

In thousands of dollars where applicable            0 - 1     1 - 5     5 - 10   Over 10
Available For Sale                                   Year     Years     Years     Years     Total
----------------------------------------           -------   -------   -------   -------   -------
U.S. Treasury and government agencies (1)          $27,173   $ 6,359   $    --    $   --   $33,532
   Weighted average yield                             5.17%     5.04%       --        --      5.12%
Obligations of states and political subdivisions   $ 8,850   $26,292   $12,678    $1,359   $49,179
   Weighted average yield                             4.06%     4.02%     4.02%     4.72%     4.06%
Equity and other securities (2)                    $ 3,187   $    --   $    --    $   --   $ 3,187
   Weighted average yield                             4.50%       --        --        --      4.50%
   Total securities                                $39,210   $32,651   $12,678    $1,359   $85,898
      Weighted average yield                          4.87%     4.63%     4.02%     4.72%     4.65%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2007, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-10, and in Note 3 on Page A-29 hereof, and is incorporated herein by reference.

III  LOAN PORTFOLIO

(A)  TYPES OF LOANS

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

                                          2007       2006       2005       2004       2003
                                        --------   --------   --------   --------   --------
Personal                                $ 98,075   $ 91,002   $ 81,571   $ 74,142   $ 70,301
Business and commercial mortgage         376,637    327,928    320,188    278,838    256,778
Tax exempt                                 2,709      2,841      3,133      3,325      1,476
Residential mortgage (1)                  91,793     85,636     67,246     76,228     85,156
Commercial construction & development     81,086     94,356     85,974     64,365     33,109
                                        --------   --------   --------   --------   --------
   Total loans (1)                      $650,300   $601,763   $558,112   $496,898   $446,820
                                        ========   ========   ========   ========   ========
Personal                                    15.1%      15.1%      14.6%      14.9%      15.7%
Business and commercial mortgage            57.9%      54.5%      57.4%      56.1%      57.5%
Tax exempt                                   0.4%       0.5%       0.6%       0.7%       0.3%
Residential mortgage (1)                    14.1%      14.2%      12.0%      15.3%      19.1%
Commercial construction & development       12.5%      15.7%      15.4%      13.0%       7.4%
                                        --------   --------   --------   --------   --------
   Total loans (1)                         100.0%     100.0%     100.0%     100.0%     100.0%
                                        ========   ========   ========   ========   ========

(1)  Includes loans held for sale

(B)  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2007, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                     0 - 1      1 - 5    After 5
                                                     Year       Years     Years      Total
                                                   --------   --------   -------   --------
Business and commercial mortgage - fixed rate      $ 43,399   $129,094   $25,464   $197,957
Business and commercial mortgage - variable rate     63,140     61,973    53,567    178,680
Tax exempt - fixed rate                                 214      2,430        65      2,709
Tax exempt - variable rate                               --         --        --         --
Construction -fixed rate                              5,318     10,806        --     16,124
Construction -variable rate                          56,985      7,977        --     64,962
                                                   --------   --------   -------   --------
   Total                                           $169,056   $212,280   $79,096   $460,432
                                                   ========   ========   =======   ========
   Total fixed rate                                  48,931    142,330    25,529    216,790
   Total variable rate                              120,125     69,950    53,567    243,642

(C)  RISK ELEMENTS

     Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2007, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate   $771
Interest that was included in revenue                                       --
                                                                          ----
Net impact on interest revenue                                            $771
                                                                          ====

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-12 and A-13, in Note 1 on Pages A-26 and A-27 and Notes 4 and 5 on Page A-31 hereof, and is incorporated herein by reference

At December 31, 2007, the Banks had fifteen loans, other than those disclosed above, for a total of $8,682,000 which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D)  OTHER INTEREST BEARING ASSETS

As of December 31, 2007, other than $2,253,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under
Item III, Parts (C)(1) or (C)(2) of the Loan Portfolio listing if such assets were loans.

IV   SUMMARY OF LOAN LOSS EXPERIENCE

(A)  CHANGES IN ALLOWANCE FOR LOAN LOSSES

The table below summarizes changes in the allowance for loan losses for the years 2003 through 2007, in thousands of dollars.

                      CHANGES IN ALLOWANCE FOR LOAN LOSSES

                                              2007     2006     2005     2004     2003
                                            -------   ------   ------   ------   ------
Balance at beginning of period              $ 7,849   $6,361   $5,766   $5,497   $4,975
Charge-offs:
   Business and commercial mortgage (1)       3,521      447      516      739      139
   Residential mortgage                         176       61        1        7       19
   Personal                                     593      254      362      320      512
                                            -------   ------   ------   ------   ------
      Total charge-offs                       4,290      762      879    1,066      670
                                            -------   ------   ------   ------   ------
Recoveries:
   Business and commercial mortgage (1)          61       13       58      188       20
   Residential mortgage                          --       13        2       --        3
   Personal                                      49      101       82       99      100
                                            -------   ------   ------   ------   ------
      Total recoveries                          110      127      142      287      123
                                            -------   ------   ------   ------   ------
Net charge-offs                               4,180      635      737      779      547
                                            -------   ------   ------   ------   ------
Additions charged to operations               8,637    2,123    1,332    1,048    1,069
Balance at end of period                    $12,306   $7,849   $6,361   $5,766   $5,497
                                            =======   ======   ======   ======   ======
Ratio of net charge-offs to average loans      0.66%    0.11%    0.14%    0.17%    0.13%
Allowance as percent of total loans            1.89%    1.30%    1.14%    1.16%    1.23%

(1)  Includes commercial construction and development loans

The allowance for loan losses is maintained at a level believed adequate by Management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The provision charged to earnings was $8,637,000 in 2007, compared to $2,123,000 in 2006 and $1,332,000 in 2005. The allowance is based on the analysis of the loan portfolio and a three year historical average of net charge offs to average loans of 0.32% of the portfolio.

(B)  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

                                         2007     2006     2005     2004     2003
                                       -------   ------   ------   ------   ------
Business and commercial mortgage (1)   $10,924   $6,911   $5,471   $5,036   $4,775
   Residential mortgage                    368       24       14       20       37
   Personal                                974      889      777      710      685
   Unallocated                              40       25       99       --       --
                                       -------   ------   ------   ------   ------
   Total                               $12,306   $7,849   $6,361   $5,766   $5,497
                                       =======   ======   ======   ======   ======

(1)  Includes commercial construction and development loans

The allocation method used takes into account specific allocations for identified credits and a three year historical loss average in determining the allocation for the balance of the portfolio.

V    DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-5 and maturities of time deposits is provided in Note 9 on Page A-32 hereof, and is incorporated herein by reference. There were no foreign deposits. As of December 31, 2007, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

                                 Time Certificates
                                 -----------------
Within three months                   $ 38,221
Over three through six months           21,531
Over six through twelve months          24,037
Over twelve months                      38,477
                                      --------
   Total                              $122,266
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

As of December 31, 2007, approximately 71% of the Company's loan portfolio consisted of business and commercial mortgage and construction loans. Because the Company's loan portfolio contains a significant number of business and commercial mortgage and construction loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non- performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE FOR COMMON STOCK

The following table shows the high and low selling prices of common stock of the Company for each quarter of 2007 and 2006 as quoted on the OTC Bulletin Board, under the symbol of UBMI. These prices do not reflect private trades not involving brokers or dealers. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company had 1,287 shareholders of record as of December 31, 2007. The prices and dividends per share have been adjusted to reflect stock dividends paid in 2007 and 2006.

                      2007                          2006
          ---------------------------   ---------------------------
            Market price       Cash       Market price       Cash
          ---------------   dividends   ---------------   dividends
Quarter    High      Low     declared    High      Low     declared
-------   ------   ------   ---------   ------   ------   ---------
  1st     $23.50   $21.88     $0.190    $29.31   $26.52     $   --
  2nd      24.00    21.75      0.200     28.03    21.39      0.176
  3rd      22.50    20.20      0.200     23.55    21.87      0.185
  4th      22.00    17.00      0.200     22.50    22.00      0.190

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-35 hereof. As a result of a change in the timing of declaration of cash dividends, only three cash dividends were declared in 2006, although four cash dividends were paid.

ISSUER PURCHASES OF EQUITY SECURITIES

In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                         Total                    Total Number of       Maximum Number
                         Number      Average    Shares Purchased as   of Shares that May
                       of Shares   Price Paid    a Part of Publicly    yet be Purchased
       Period          Purchased    per Share     Announced Plans       Under the Plan
--------------------   ---------   ----------   -------------------   ------------------
10/1/2007-10/31/2007        400      $20.31               400               127,521
11/1/2007-11/30/2007     46,774       20.20            46,774                80,747
12/1/2007-12/31/2007      1,000       18.06             1,000                79,747
                         ------                        ------
   Total                 48,174      $20.16            48,174

All purchases during the quarter were part of the publicly announced plan.

STOCK PERFORMANCE GRAPH

The following chart shows the yearly percentage change in the Company's cumulative total shareholder return on its common stock. The change in stock price is compared in the chart to similar changes in the NASDAQ Bank Index and the Standard & Poor's 500 Stock Index. All prices are adjusted for stock splits and stock dividends. The graph assumes $100 invested on December 31, 2002. The total return assumes reinvestment of dividends.

The NASDAQ Bank Index is a broad-based capitalization- weighted index of domestic and foreign common stocks of banks that are traded on the NASDAQ National Market System as well as the Small Cap Market. The Index contains various types of NASDAQ listed banks and savings institutions and related holding companies, establishments performing functions closely related to banking, such as check cashing agencies, currency exchanges, safe deposit companies and corporations for banking abroad. The index is made up of 519 institutions at December 31, 2007.

                               (PERFORMANCE GRAPH)

ITEM 6 - SELECTED FINANCIAL DATA

The following tables present five years of financial data for the Company, for the years ended December 31 (In thousands, except per share data).

FINANCIAL CONDITION                               2007       2006       2005       2004       2003
-------------------                             --------   --------   --------   --------   --------
ASSETS
Cash and demand balances in other banks         $ 17,996   $ 17,606   $ 20,416   $ 18,188   $ 21,425
Federal funds sold                                11,130      3,770         --         --         --
Securities available for sale                     85,898     95,811    103,432    103,786    108,734
Net loans                                        637,994    593,914    551,751    491,132    441,323
Other assets                                      42,669     39,888     38,180     37,245     38,291
                                                --------   --------   --------   --------   --------
   Total Assets                                 $795,687   $750,989   $713,779   $650,351   $609,773
                                                ========   ========   ========   ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits                    $ 77,878   $ 81,373   $ 88,404   $ 85,598   $ 78,184
Interest bearing certificates of deposit of
   $100,000 or more                              122,266    102,492     68,062     40,057     30,946
Other interest bearing deposits                  471,393    444,137    434,186    404,223    393,453
                                                --------   --------   --------   --------   --------
   Total deposits                                671,537    628,002    590,652    529,878    502,583
Short term borrowings                                 --         77      6,376      8,726      8,076
Other borrowings                                  44,611     40,945     42,228     42,847     35,375
Other liabilities                                  6,572      7,429      6,901      6,676      6,356
                                                --------   --------   --------   --------   --------
   Total Liabilities                             722,720    676,453    646,157    588,127    552,390
Shareholders' Equity                              72,967     74,536     67,622     62,224     57,383
                                                --------   --------   --------   --------   --------
   Total Liabilities and Shareholders' Equity   $795,687   $750,989   $713,779   $650,351   $609,773
                                                ========   ========   ========   ========   ========
RESULTS OF OPERATIONS
Interest income                                 $ 51,634   $ 47,056   $ 38,649   $ 31,720   $ 30,835
Interest expense                                  21,873     17,802     12,286      8,423      8,507
                                                --------   --------   --------   --------   --------
   Net Interest Income                            29,761     29,254     26,363     23,297     22,328
Provision for loan losses                          8,637      2,123      1,332      1,048      1,069
Noninterest income                                13,652     12,175     11,669     11,010     11,822
Noninterest expense                               27,559     26,914     25,195     22,646     22,669
                                                --------   --------   --------   --------   --------
   Income before Federal income tax                7,217     12,392     11,505     10,613     10,412
Federal income tax                                 1,635      3,420      3,181      2,960      3,024
                                                --------   --------   --------   --------   --------
Net Income                                      $  5,582   $  8,972   $  8,324   $  7,653   $  7,388
                                                ========   ========   ========   ========   ========
Basic earnings per share (1) (2)                $   1.06   $   1.69   $   1.58   $   1.46   $   1.42
Diluted earnings per share (1) (2)                  1.06       1.69       1.57       1.45       1.41
Cash dividends paid per share (2)                   0.79       0.73       0.68       0.62       0.57

(1) Earnings per share data is based on average shares outstanding plus average contingently issuable shares.

(2) Adjusted to reflect stock dividends paid in 2007, 2006, 2005, 2004 and 2003.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data - The information required by this item is contained on page A-3 hereof, and is incorporated by reference herein.

Other information required by this item is contained on pages A-21 through A-41 hereof, and is incorporated by reference herein.

INDEX TO FINANCIAL STATEMENTS                                           Page No.
-----------------------------                                           --------
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

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission ("COSO") in "Internal Control - Integrated Framework." Based on our assessment we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

     The Company's independent auditors have issued an audit report on the effectiveness of the Company's internal control over financial reporting. The report immediately follows this report.


/s/ Robert K. Chapman                   /s/ Randal J. Rabe
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Randal J. Rabe
President and Chief Executive Officer   Executive Vice President and
                                        Chief Financial Officer

(c)  Report of Independent Registered Public Accounting Firm

     Audit Committee, Board of Directors and Stockholders
     United Bancorp, Inc.
     Tecumseh, Michigan

     We have audited United Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, United Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Bancorp, Inc. and our report dated February 15, 2008, expressed an unqualified opinion thereon.

     BKD, LLP

     Indianapolis, Indiana
     February 15, 2008

(d) There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

     None

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On December 9, 2003, the Company adopted a Code of Business Conduct and Ethics (the "Code") that applies to all co-workers, officers and Directors of the Company and its subsidiaries. The Code is designed to deter wrongdoing and to promote:

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

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers, Committees and Meetings of the Board of Directors" and "Beneficial Ownership Reporting Compliance" in the Company's 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" in the Company's 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the heading "Equity Compensation Plan Information", "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management" and under the headings "Compensation Committee Report" and "Compensation and Governance Interlocks and Insider Participation" in the Company's 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings "Directors and Executive Officers" and "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" in the Company's 2008 Proxy Statement and in Note 14 on Page A-34 hereof and is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's 2008 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The information required by this Item are included in Item 8 on Page 20 of this report, and are incorporated herein by reference.

     2. Financial statement schedules are not applicable.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference.

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

                              UNITED BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

The Business of United Bancorp, Inc.                                         A-1
Management's Discussion and Analysis of Financial Condition and
   Results of Operations Background                                          A-2
   Executive Summary                                                         A-2
   Results of Operations                                                     A-3
   Financial Condition                                                      A-10
   Liquidity, Funds Management and Market Risk                              A-14
   Capital Resources                                                        A-17
   Contractual Obligations                                                  A-17
   Prospective Accounting and Regulatory Changes                            A-18
   Critical Accounting Policies                                             A-18
   Forward-Looking Statements                                               A-20
 Report of Independent Registered Public Accounting Firm                    A-21
 Consolidated Financial Statements
   Consolidated Balance Sheets                                              A-22
   Consolidated Statements of Income                                        A-23
   Consolidated Statements of Cash Flows                                    A-24
   Consolidated Statements of Changes in Shareholders' Equity               A-25
   Notes to Consolidated Financial Statements                               A-26

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

The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life insurance products. In addition, the Company and/or the Banks derive income from the sale of various insurance products to banking clients.

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

Unemployment for the State of Michigan at the end of December 2007 was 7.6%, which places it highest among the fifty states, and 100 basis points higher than the next highest state. The Lenawee County unemployment rate of 7.9% is above the State's level, while the Washtenaw County unemployment rate of 4.7% is the lowest in the State. The continued economic issues in Michigan have had an impact on earnings of the Company. Growth continues to slow and loan quality has deteriorated, particularly in the areas of construction and residential real estate development. Management is actively addressing the quality issues in the loan portfolios while continuing efforts to gain market share in tough local economic conditions.

EXECUTIVE SUMMARY

United Bancorp, Inc. net income for 2007 declined by $3.39 million from the level achieved in 2006. The decrease resulted primarily from a charge to the Company's provision for loan losses in the fourth quarter of the year. Net interest income improved by 1.7% over 2006 levels in spite of margin compression and increasing costs of funding asset growth. Noninterest income improved by 12.1% from the prior year, and noninterest expenses for the year were up by 2.4%. Earnings per share of $1.06 was down from $1.69 per share for 2006. Return on average shareholders' equity for 2007 was 7.44%, compared to 12.62% for 2006, and return on average assets for the year ended December 31, 2007 was 0.72%, compared to 1.23% for 2006.


While the Company is not involved in sub-prime loans and has not directly been impacted by recent issues relating to the sub-prime mortgage market, the related economic issues have taken their toll on the credit quality of the Banks' loan portfolios. Segments of the portfolios reflect the negative impact of the continued deterioration in the Southeast Michigan real estate markets and the economy in general. In particular, several of the Company's residential real estate development and construction borrowers and certain other real estate-dependent commercial borrowers were identified as negatively impacted by the weakness in the housing sector.

Gross loans increased by $48.5 million over 2006, representing growth of 8.1% for the year. Investment balances declined while fed funds sold increased, and total assets grew by 6.0% in 2007 over 2006. This growth was funded by deposit growth of 6.9%, or $43.5 million, as well as an increase in borrowings of $3.6 million.

RESULTS OF OPERATIONS

Earnings Summary and Key Ratios

Consolidated net income declined by 37.8% in 2007 from the levels achieved in 2006, compared to an increase of 7.8% in 2006 over 2005. Both banks contributed to the reduction of earnings. Tightening interest spreads were offset by continued loan growth, resulting in a 1.7% increase in net interest income from 2006 to 2007. The net interest margins of the banks declined as a result of increasing costs of funding loan growth, in part as a result of high liquidity-driven deposit rates offered by competition in our markets.

At the same time, noninterest income increased by 12.1% over 2006. While substantially all categories of noninterest income improved for the year, income from the sale and servicing of residential real estate mortgages in the secondary market provided much of that improvement, as income from the sale and servicing of loans increased significantly over 2006 levels. Noninterest expenses were up just 2.4% over 2006, compared to an increase of 6.8% in 2006 over 2005.

Net interest income improved each quarter except for the fourth quarter, when nonaccrual loans and increased funding costs reduced the Company's margin. Noninterest income provided continued improvement quarter over quarter, and expenses remained relatively flat except for the third quarter. The significant impact on earnings for the year was the result of additional charges to the provision for loan losses in the first and fourth quarters of the year. The following chart shows the trends of the major components of earnings for the five most recent quarters.

                                                              2007                2006
                                                       -----------------   -----------------
in thousands of dollars, where appropriate   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr   4th Qtr
------------------------------------------   -------   -------   -------   -------   -------
Net interest income before provision          $7,411    $7,580    $7,478    $7,291    $7,424
Provision for loan losses                      5,801       618       710     1,509       921
Noninterest income                             3,567     3,538     3,338     3,209     3,110
Noninterest expense                            6,613     7,267     6,990     6,690     6,598
Federal income tax provision                    (686)      895       849       577       818
Net income (loss)                             $ (750)   $2,339    $2,267    $1,725    $2,197
Earnings (loss) per share (a)                 $(0.15)   $ 0.45    $ 0.43    $ 0.33    $ 0.41
Return on average assets (b)                   -0.37%     1.18%     1.18%     0.92%     1.18%
Return on average shareholders' equity (b)     -3.97%    12.32%    12.11%     9.35%    11.85%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  Annualized


Return on average assets declined to 0.72% for 2007, down from 1.23% for 2006. Return on average average shareholders' equity for 2007 was 7.44%, compared to 12.62% for 2006. At the same time, book value per share and cash dividends per share continue to improve. The following chart shows trends in these and other ratios. As a result of a change in the timing of declaration of cash dividends, only three cash dividends were declared in 2006, although four cash dividends were paid. To facilitate comparison to prior periods, the figure shown in the table represent the dividends actually paid during the year. All figures are adjusted to reflect stock dividends.

Performance Ratios                        2007     2006     2005    5 Year Average
------------------                       ------   ------   ------   --------------
Return on average assets                   0.72%    1.23%    1.21%       1.12%
Return on average shareholders' equity     7.44%   12.62%   12.75%      11.76%
Average equity to average total assets     9.65%    9.74%    9.46%
Dividend payout ratio                      73.7%    42.5%    42.6%
Book value per share                     $14.33   $14.20   $12.92
Cash dividends per share                 $ 0.79   $ 0.73   $ 0.68

Book value per share is based on shares outstanding at December 31 of 5,092,230 for 2007, 5,247,432 for 2006 and 5,235,773 for 2005 as adjusted for stock dividends. Dividends per share does not include contingently issuable shares, and is based on average shares outstanding of 5,190,868 for 2007, 5,246,938 for 2006, and 5,228,137 for 2005, as adjusted for stock dividends.

Net Interest Income

As a financial services holding company, United Bancorp, Inc. derives the greatest portion of its income from net interest income. During 2005 and much of 2006, rising short term interest rates caused the yield curve to flatten and eventually to invert. During 2007, the prime rate was much more stable, and was unchanged for eight of the twelve months of the year. During that period, the yield curve regained its normal shape. While that would typically benefit the Company and its Banks, the Company's cost of funds increased as a result of increased competition for funding within its market. In spite of those challenges, the Company managed to improve its net interest income in 2007 over 2006, with growth in net interest income of $508,000. That increase was the result of the growth of the Company's balance sheet, during a period when spreads and net interest margin have declined.

Interest income increased 9.7% in 2007 over 2006, compared to improvement of 21.8% in 2006 over 2005. At the same time, interest expense increased 22.9% for 2007, compared to an increase of 44.9% for 2006. The net result was an increase of 1.7% in net interest income for 2007 over 2006. Tax- equivalent yields on earning assets improved to 7.18% for 2007, up from 7.05% for 2006, with the improvement occurring in both the investment and tax-exempt loan portfolios, while the yields on taxable loans remained unchanged from 2006. The Company's average cost of funds increased by 41 basis points, and tax equivalent spread declined from 3.88% in 2006 to 3.61% for 2007. Net interest margin experienced similar declines, moving from 4.42% in 2006 to 4.18% for 2007. The table on the following page provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the compression of spread and net interest margin.


          YIELD ANALYSIS OF CONSOLIDATED AVERAGE ASSETS AND LIABILITIES

Dollars in Thousands                                2007                      2006                     2005
                                         ------------------------- ------------------------ ------------------------
                                          Average           Yield/  Average          Yield/  Average          Yield/
ASSETS                                    Balance  Interest  Rate   Balance Interest  Rate   Balance Interest  Rate
                                         --------- -------- ------ -------- -------- ------ -------- -------- ------
Interest earning assets (a)
   Federal funds sold                    $  6,211   $   271  4.36% $  6,968 $    359  5.15% $  5,762 $    193  3.35%
   Taxable securities                      52,799     2,593  4.91%   60,602    2,392  3.95%   70,375    2,032  2.89%
   Tax exempt securities (b)               36,561     2,145  5.87%   35,824    2,069  5.77%   31,937    1,778  5.57%
   Taxable loans                          630,887    47,168  7.48%  571,705   42,771  7.48%  524,156   35,085  6.69%
   Tax exempt loans (b)                     2,967       195  6.58%    3,003      191  6.35%    3,259      207  6.37%
                                         --------  --------        -------- --------        -------- --------
   Total interest
      earning assets (b)                  729,425   $52,372  7.18%  678,102 $ 47,781  7.05%  635,489 $ 39,297  6.18%
Cash and due from banks                    14,202                    18,792                   19,024
Premises and equipment, net                14,149                    13,534                   10,913
Intangible assets                           3,469                     3,469                    3,469
Other assets                               23,831                    23,271                   26,795
Unrealized gain on securities
   available for sale                          74                     (371)                    (137)
Allowance for loan losses                  (7,907)                  (6,822)                  (6,029)
                                         --------                  --------                 --------
Total Assets                             $777,243                  $729,975                 $689,524
                                         ========                  ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities
NOW accounts                             $110,754   $ 1,652  1.49% $105,396 $  1,381  1.31% $122,904 $  1,478  1.20%
Savings deposits                          178,171     4,989  2.80%  179,474    4,612  2.57%  176,582    2,805  1.59%
CDs $100,000 and over                     120,653     5,924  4.91%   93,354    4,187  4.49%   59,047    2,030  3.44%
Other int. bearing deposits               156,062     7,065  4.53%  143,197    5,711  3.99%  124,399    3,971  3.19%
                                         --------  --------        -------- --------        -------- --------
Total int. bearing deposits               565,640    19,631  3.47%  521,421   15,891  3.05%  482,932   10,285  2.13%
Short term borrowings                       3,757       175  4.67%    1,032       62  6.01%    2,283       74  3.24%
Other borrowings                           43,580     2,067  4.74%   40,064    1,850  4.62%   42,729    1,927  4.51%
                                         --------  --------        -------- --------        -------- --------
Total int. bearing liab.                  612,977    21,873  3.57%  562,517   17,803  3.16%  527,944   12,286  2.33%
                                                   --------                 --------                 --------
Nonint. bearing deposits                   81,701                    86,919                   86,779
Other liabilities                           7,523                     9,445                    9,539
Shareholders' equity                       75,042                    71,097                   65,262
                                         --------                  --------                 --------
Total Liabilities and
   Shareholders' Equity                  $777,243                  $729,978                 $689,524
                                         ========                  ========                 ========
Net interest income (b)                              30,499                   29,979                   27,011
   Tax-equivalent adjustment                            738                      725                      648
                                                   --------                 --------                 --------
Net interest income, GAAP basis                     $29,761                 $ 29,254                 $ 26,363
                                                   ========                 ========                 ========
Net spread                                                   3.61%                    3.88%                    3.86%
Net yield on interest earning assets (b)                     4.18%                    4.42%                    4.25%
Ratio of interest earning assets to
   interest bearing liabilities                               1.19                    1.21                     1.20

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.


The following tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The data reflects the fact that the increase in the Company's net interest income during 2007 was primarily a result of balance sheet growth, with much of that improvement offset by a reduction as a result of changes in yields and rate. For the year, the net increase in net interest income as a result of changes in volume was 38% larger than the decrease resulting from changes in rate. This contrasts to the change from 2005 to 2006, when the improvement was relatively balanced between growth and changes in yields and rates.

The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

                                  2007 compared to 2006    2006 compared to 2005
                                        Increase                  Increase
                                   (decrease) due to:        (decrease) due to:
                                ------------------------  -----------------------
In thousands of dollars          Volume    Rate     Net   Volume    Rate     Net
                                -------  -------  ------  ------  -------  ------
Interest earned on:
   Federal funds sold            $  (37) $   (51) $  (88) $   46   $  120  $  166
   Taxable securities              (334)     535     201    (311)     671     360
   Tax exempt securities             43       33      76     223       67     290
   Taxable loans                  4,425      (28)  4,397   3,346    4,340   7,686
   Tax exempt loans                  (2)       7       5     (16)      (1)    (17)
                                 ------  -------  ------  ------   ------  ------
      Total interest income      $4,095  $   496  $4,591  $3,288   $5,197  $8,485

Interest expense on:
   NOW accounts                  $   73  $   198  $  271  $ (222)  $  125  $  (97)
   Savings deposits                 (34)     411     377      47    1,759   1,806
   Interest bearing CDs of
   100,000 or greater             1,312      425   1,737   1,415      742   2,157
   Other int. bearing deposits      541      813   1,354     657    1,083   1,740
   Short term borrowings            130      (17)    113     (54)      42     (12)
   Other borrowings                 166       51     217    (122)      45     (77)
                                 ------  -------  ------  ------   ------  ------
      Total interest expense     $2,188  $ 1,881  $4,069  $1,721   $3,796  $5,517
                                 ------  -------  ------  ------   ------  ------
Net change in net
   interest income               $1,907  $(1,385) $  522  $1,567   $1,401  $2,968

Provision for Loan Losses

In December of 2007, the Company identified adverse developments with respect to certain loans in the loan portfolios of its subsidiary banks. In response to this determination, the Company increased its provision for loan losses during the fourth quarter, to address the risks within its loan portfolio. The action taken followed a thorough evaluation of the Company's entire commercial loan portfolio, and reflects the negative impact of the continued deterioration in the Southeast Michigan real estate markets and the economy in general. The review specifically included several of the Banks' residential real estate development and construction borrowers. In addition, certain other commercial borrowers not directly related to real estate development were identified as negatively impacted by the weakness in the housing sector.

Management's analysis of impaired loans and their underlying collateral values revealed the continued deterioration in the level of property values as well as reduced borrower ability to make regularly scheduled payments. Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. Generally, current lot sales by the developers/ borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers,


                                    Page A-6
contractors and other real estate-dependent borrowers have also been reduced. This difficult operating environment, along with the additional loan carrying time has caused some borrowers to exhaust payment sources. Within the last few months, several of the Banks' clients have reached the point where payment sources have been exhausted.

Within the Banks' loan portfolios, $24.7 million of impaired loans have been identified as of December 31, 2007, compared with $10.2 million as of December 31, 2006. The specific allowance for impaired loans was $6.1 million at December 31, 2007, and $2.0 million at December 31, 2006. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks' current analysis of losses inherent in their loan portfolios. Management will continue to monitor the performance of the loan portfolios and will react to conditions as they develop.

The provision for 2007 was $8.6 million, up from $2.1 million for 2006. This provision provides for currently anticipated losses inherent in the current portfolio, and Management continues to evaluate its allocation methodology to assure that the Banks are adequately protected against these losses. The Company has typically had low to moderate levels of nonperforming loans, but the current economic conditions have increased those levels considerably. The use of third-party independent loan review for business loans and careful monitoring of loans by Management allows the Banks to identify potential issues within their loan portfolios. These factors help to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.

Noninterest Income

Total noninterest income improved 12.1% in 2007 over 2006, compared to an increase of 4.3% in 2006. The following table summarizes changes in noninterest income by category for 2007 and 2006, in thousands of dollars where appropriate.

Change in Categories of Noninterest Income

                                              2007      2006    Change     2005     Change
                                            -------   -------   ------   -------   -------
Service charges on deposit accounts         $ 3,579   $ 3,364     6.4%   $ 3,017      11.5%
Wealth Management fee income                  4,801     4,762     0.8%     4,672       1.9%
Gains (losses) on securities transactions         9        12   -25.0%        (1)  -1300.0%
Income from loan sales and servicing          1,749       906    93.0%     1,215     -25.4%
ATM, debit and credit card fee income         2,118     1,905    11.2%     1,677      13.6%
Bank owned life insurance                       461       408    13.0%       398       2.5%
Other fee income                                935       818    14.3%       691      18.4%
                                            -------   -------            -------
   Total Noninterest Income                 $13,652   $12,175    12.1%   $11,669       4.3%

Service charges on deposit accounts were up 6.4% in 2007 compared to 11.5% in 2006. This is consistent with the Company's deposit growth of 6.9% in 2007. No significant changes to service charge structure were implemented in 2007.

The Wealth Management Group of UBT continues to provide a steady contribution to the Company's income statement. Wealth Management income includes Trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was up 0.8% in 2007 over 2006, with Trust income remaining flat and brokerage fee income improving modestly. This compares to an increase of 1.9% in 2006 over 2005. Income from the sale of nondeposit


                                    Page A-7
investment products is derived from the sale of investments and insurance products to clients, including annuities, mutual funds and other investment vehicles. Assets managed by the department at December 31, 2007 were $729.7 million, down from $740.7 million at the end of 2006 and $752.3 million at the end of 2005.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2007, 2006 or 2005 as a result of impairment or other reasons.

Late in 2006, the Company initiated significant revisions to its mortgage business, including the hiring of a seasoned mortgage professional as head of the Company's mortgage department. That change contributed to a substantial increase in mortgage volume in 2007, particularly in the volume of loans sold on the secondary market. Income from loan sales and servicing was up 93.0% in 2007 compared to 2006, following a decline of 25.4% in 2006 compared to 2005.

During the third quarter of 2007, the Company entered into a new line of business. United Structured Finance ("USFC") is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue will provide additional diversity to the Company's income stream going forward, and will provide additional financing alternatives to clients of the Banks as well as non-bank clients.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 11.2% in 2007 over 2006, compared to an increase of 13.6% in 2006 over 2005.

Income from bank-owned life insurance increased 13.0% in 2007 compared to 2006, following a modest increase in 2006. The improvement reflects increases in interest crediting rates during the year and some minor restructuring of BOLI holdings, as well as some changes in the amount of their BOLI holdings. Other fee income during the year consisted of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income improved 14.3% from 2006 to 2007, following growth of 18.4% from 2005 to 2006, with no one area contributing significantly more than others to the improvement.

Overall, total noninterest income increased by $1.48 million, or 12.1% in 2007, following an increase of $506,000 from 2005 to 2006. This continued improvement reflects the diversity of the Company's noninterest income sources. Management anticipates continued emphasis on the sources of noninterest income so as to remain an important component of the Company's overall revenue growth.

Noninterest Expense

The following table summarizes changes in the Company's noninterest expense by category for 2007 and 2006, in thousands of dollars where applicable.


Change in Categories of Noninterest Expense

                                    2007      2006    Change     2005     Change
                                  -------   -------   ------   -------   -------
Salaries and employee benefits    $14,862   $15,037    -1.2%   $14,662     2.6%
Occupancy and equipment expense     4,724     4,344     8.7%     4,074     6.6%
External data processing            1,605     1,537     4.4%     1,283    19.8%
Advertising and marketing           1,193     1,063    12.2%     1,106    -3.9%
Attorney, accounting and
   other professional fees          1,070     1,266   -15.5%       545   132.3%
Director fees                         413       447    -7.6%       384    16.4%
Other losses                          356        92   285.4%       171   -45.9%
Other expense                       3,336     3,128     6.7%     2,970     5.3%
                                  -------   -------   -----    -------   -----
   Total Noninterest Expense      $27,559   $26,914     2.4%   $25,195     6.8%
                                  =======   =======   =====    =======   =====

Total noninterest expenses were up 2.4% in 2007, compared to an increase of 6.8% in 2006 over 2005. Salaries and benefits are the organization's largest single area of expense. During 2007, this category of expense declined 1.2% from 2006 levels, compared to an increase of 2.6% in 2006. Staff additions and benefits costs continue to be a significant contributor to personnel expense, while the increases in those areas were offset by reductions in the amounts paid to co-workers for bonuses and 401(k) profit sharing contributions, as a result of the reduced earnings in 2007.

The increase in occupancy and equipment expense in 2007 over 2006 levels resulted in part from full-year operation of a new banking office by UBTW and expansion of office space at its Ann Arbor office in 2006, combined with ongoing investment in technology and equipment. External data processing costs were up modestly in 2007, with a portion of the increases reflecting a full year of expenses for outsourcing of accounting and processing for the Company's Wealth Management Group, following a data processing conversion during 2006. Additional increases were primarily related to processing of ATM, credit card and internet banking transactions, resulting from increased volume in these areas.

Advertising and marketing expenses increased by 12.2% over 2006 levels, following a modest decline in 2006. The increase reflects the cost of increased marketing and advertising presence in the communities served by the Banks, as well as continued development of the Company's brand. Attorney, accounting and other professional fees were down 15.5% from 2006 levels. The decline was primarily a result of unusually high expenditures in 2006 relating to a change in processing within the Wealth Management group, as back office processing functions of the department were outsourced.

Other losses include fraud losses, losses on closed accounts and write-offs on the sale of property held as other real estate. These losses increased broadly across all categories in 2007, and the increase reflects a general trend in the economy and the industry. Other expenses were up 6.7% over 2007, with increases in FDIC insurance costs, shareholder and compliance expense contributing some of the larger increases for the year.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates           2007      2006      2005
-------------------          ------   -------   -------
Income before tax            $7,217   $12,392   $11,505
Federal income tax           $1,635   $ 3,420   $ 3,181
Effective federal tax rate     22.7%     27.6%     27.6%


As is apparent by the above table, the Company's effective federal tax rate improved significantly in 2007 over 2006. This improvement resulted as the tax-exempt income made up a larger percentage of total pre-tax income. Income from bank owned life insurance and tax credits from participation in a low-income housing partnership helps to reduce the Company's federal income taxes. Tax exempt income continues to be a significant factor in the tax calculation for the Company, due to the percentage of the investment portfolio carried in tax exempt municipal securities and loans. The Banks intend to continue to invest in tax-exempt assets as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

Financial Condition

Securities

Dollars of loan growth in excess of deposit growth resulted in a decline of $9.9 million in the Company's securities portfolio during 2007. The makeup of the Company's investment portfolio continues to evolve with the growth of the Company, and the mix of the consolidated investment portfolio has continued to shift to meet liquidity and interest rate risk needs. On a consolidated basis, investment in all categories of securities declined in 2007, with the largest decreases in U.S. agency investments and obligations of states and political subdivisions.

Changes in the various categories of the Company's investment portfolio are shown in the chart below.

Change in Categories of Securities Portfolio, in
thousands of dollars                                          2007      2006
------------------------------------------------            -------   -------
U.S. Treasury and agency securities                         $(4,848)  $(5,312)
Mortgage backed agency securities                              (894)     (920)
Obligations of states and political subdivisions             (4,241)   (1,241)
Corporate, asset backed and other securities                     70      (148)
   Change in total securities                               $(9,913)  $(7,621)

These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities Portfolio at December 31,    2007   2006
---------------------------------------------------------   -----   -----
U.S. Treasury and agency securities                          39.0%   40.1%
Mortgage backed agency securities                            15.2%   14.6%
Obligations of states and political subdivisions             42.1%   42.1%
Corporate, asset backed and other securities                  3.7%    3.3%
                                                            -----   -----
   Total investment securities                              100.0%  100.0%
                                                            =====   =====

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 6% of that portfolio is issued by political subdivisions located within Lenawee County, Michigan. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities valuable to the Banks, and the Company does not anticipate being subject to alternative minimum tax in the near future. The Banks' investment in local municipal issues also reflects their commitment to the development of the local area through support of its local political subdivisions.


Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2007 and 2006, in thousands of dollars.

Unrealized Gains and Losses in the Investment Portfolio   2007   2006   Change
-------------------------------------------------------   ----   ----   ------
U.S. Treasury and agency securities                       $158   $(54)   $212
Mortgage backed agency securities                            7    (62)     69
Obligations of states and political subdivisions           225    143      82
Corporate, asset backed and other securities                45     75     (30)
                                                          ----   ----    ----
   Total investment securities                            $435   $102    $333
                                                          ====   ====    ====

Loans

The chart below shows the percentage change in each category of the loan portfolio for 2007 and 2006.

Percentage Change in Categories of Loan Portfolio      2007   2006
-------------------------------------------------     -----   ----
Personal                                                7.8%  11.6%
Business, including commercial mortgages               14.9%   2.4%
Tax exempt                                             -4.6%  -9.3%
Residential mortgage, including loans held for sale     7.2%  27.3%
Commercial construction and development               -14.1%   9.7%
                                                      -----   ----
   Total loans                                          8.1%   7.8%
                                                      =====   ====

As full service lenders, the Banks offer a variety of loan products in their markets. Loan growth was 8.1% in 2007. Personal loan balances grew 7.8% for the year, following an increase of 11.6% in 2006 over 2005. Activity in 2007 was in all categories of personal loans, but the largest growth was in home equity loans and personal lines of credit. Personal loans on the Company's balance sheet include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. In addition, amounts outstanding in personal lines of credit and home equity loans are included in this loan category.

Business loan growth increased considerably in 2007, following slower growth in 2006. Total loans outstanding to businesses increased 14.9% in 2007, compared to an increase of 2.4% in 2006 over 2005. The growth in loans to commercial enterprises is derived from all of the markets the Banks serve. In addition, the Banks purchase and sell participations in business loans, in order to diversify their geographic risk. Participation in tax exempt financing reflects continued involvement in funding local community expansion at local municipalities and school districts, reduced by normal amortizations of loan balances. Tax-exempt loan balances declined in 2007 and 2006, as a result of scheduled amortizations and maturities, as well as decreased demand for this type of loans within the market areas of the Banks.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain nonconforming loans and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. While growth of residential mortgage balances on the Banks' portfolios slowed compared to 2006, growth of 7.2% in 2007 reflects continued retention of ARM products and large non-conforming residential mortgages, which are generally retained in the loan portfolios of the Banks.


Loans for commercial construction and development declined by 14.1% in 2007, following an increase of 9.7% in 2006. The decline in balances reflects both a reduction of the amount of construction loan volume as a result of a slowing of the commercial mortgage and residential housing activity in the Company's market area, but also reflects the payoff or charge-off of a number of construction and development loans during the year. Residential construction loans will convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans will eventually be converted to commercial mortgages.

Credit Quality

The Company continues to actively monitor delinquencies, nonperforming assets and potential problem loans. The aggregate amount of non-performing loans is presented in the table below. For purposes of that summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appear sufficient.

The chart below shows the amount of nonperforming assets by category at December 31 for each of the past five years.

Nonperforming Assets, in thousands of dollars       2007     2006     2005     2004     2003
---------------------------------------------     -------   ------   ------   ------   ------
Nonaccrual loans                                  $13,695   $5,427   $5,609   $3,709   $3,635
Accruing loans past due 90 days or more             1,455      855    1,153    1,674      761
Troubled debt restructurings                           --       --       --       --       --
                                                  -------   ------   ------   ------   ------
   Total nonperforming loans                       15,150    6,282    6,762    5,383    4,396
Other real estate                                   2,253    1,063      871      844      593
                                                  -------   ------   ------   ------   ------
   Total nonperforming assets                     $17,403   $7,345   $7,633   $6,227   $4,989
                                                  =======   ======   ======   ======   ======
Percent of nonperforming loans to total loans        2.33%    1.04%    1.21%    1.08%    0.98%
                                                  =======   ======   ======   ======   ======
Percent of nonperforming assets to total assets      2.19%    0.98%    1.07%    0.96%    0.82%
                                                  =======   ======   ======   ======   ======

Total nonperforming assets increased significantly during the fourth quarter of 2007. Nonaccrual loans increased by $8.3 million from the end of 2006, and delinquent loans were at the highest level since the end of 2004. The increase in nonaccrual loans and delinquency reflects a deterioration of the residential real estate development business in the Banks' markets. In addition, the economic conditions have resulted in challenges for other of the Banks' business clients. Collection efforts continue with all delinquent clients, to bring them back to performing status. Total nonperforming loans as a percent of total loans moved from 1.04% at the end of 2006 to 2.33% at the end of 2007.

Holdings of other real estate increased by $1.2 million in 2007. These holdings include eleven properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots, as well as commercial properties. One property is leased, and all are for sale.

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan Portfolio at December 31,    2007    2006
---------------------------------------------------   -----   -----
Personal                                               15.1%   15.1%
Business, including commercial mortgages               57.9%   54.5%
Tax exempt                                              0.4%    0.5%
Residential mortgage, including loans held for sale    14.1%   14.2%
Commercial construction and development                12.5%   15.7%
                                                      -----   -----
   Total loans                                        100.0%  100.0%
                                                      =====   =====


The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. Because of this, the Banks use an independent loan review firm to assess the continued quality of its business loan portfolio. This is in addition to the precautions taken with credit quality in the other loan portfolios. Business loans consist of approximately 64.2% of loans secured by nonfarm, nonresidential real estate. There are no other significant concentrations in the business loan portfolio. Further information concerning credit quality is contained in Note 5 of the Notes to Consolidated Financial Statements.

Deposits

Deposit totals increased $43.5 million in 2007, or 6.9% for the year, compared to deposit growth of $37.4 million in 2006, or 6.3% in 2006. Much of the deposit growth during 2007 was in certificates of deposit. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. The following chart shows the percentage change in deposits by category for 2007 and 2006.

Percentage Change in Deposits by Category   2007   2006
-----------------------------------------   ----   ----
Noninterest bearing deposits                -4.3%  -8.0%
Interest bearing deposits                    8.6%   8.8%
   Total deposits                            6.9%   6.3%
                                            ====   ====

The chart below shows the percentage makeup of the deposit portfolio in 2007 and 2006.

Percentage Breakdown of Deposit Portfolio as of December 31,    2007    2006
------------------------------------------------------------   -----   -----
Noninterest bearing deposits                                    11.6%   13.0%
Interest bearing deposits                                       88.4%   87.0%
                                                               -----   -----
   Total deposits                                              100.0%  100.0%
                                                               =====   =====

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2007 and 2006, while short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the section below.


LIQUIDITY, FUNDS MANAGEMENT AND MARKET RISK

Liquidity

During 2007, the Company's cash and cash equivalents increased as a result of normal activities within the balance sheet and income statement. Throughout 2007, the Company participated in the federal funds market; at times as a provider of funds and at other times as a purchaser. Funding needs varied throughout the year, and overall, the Company's average net excess funds during 2007 were lower than in 2006. The Company averaged net federal funds sold of $2.5 million during 2007, compared to $5.9 million for 2006. These changes were primarily a result of timing differences between loan, investment and deposit growth.

Deposits grew $43.5 million in 2007, and FHLB advances increased by $3.7 million as a result of new borrowings in excess of maturities. Net loans increased by $44.1 million, and total investments declined by $9.9 million. All of these changes contributed to the Company's increase in excess funds at the end of 2007 compared to 2006.

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

Policies of the Company place strong emphasis on stabilizing net interest margin while managing interest rate, liquidity and market risks, with the goal of providing a sustained level of satisfactory earnings. The Funds Management, Investment and Loan policies provide direction for the flow of funds necessary to supply the needs of depositors and borrowers. Management of interest sensitive assets and liabilities is also necessary to reduce interest rate risk during times of fluctuating interest rates.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis


                                    Page A-14
points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions. Based on the results of the simulation model as of December 31, 2007, the Company would expect a maximum potential reduction in net interest margin of 2% if market rates increased or decreased under an immediate and sustained parallel shift of 200 basis points.

During 2007, the Company increased its usage of long-term fixed rate FHLB advances, following declines in 2006 and 2005. In addition, the Company remained in a liability-sensitive position in the twelve-month timeframe based on internal interest sensitivity measures.

The following table provides information about the Company's financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted average interest rates by the earlier of the contractual maturity or call dates as well as market and historical experience of the impact of interest rate fluctuations on the prepayment of mortgage-backed securities. Weighted average variable rates are based on current rates and indexes. The Company currently has no market sensitive instruments entered into for trading purposes and no off-balance-sheet interest rate swaps or caps. The information is in thousands of dollars as of December 31, 2007 and 2006.

                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2007

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2008       2009      2010      2011      2012    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 53,901   $53,241   $42,059   $44,809   $34,565    $139,570    $369,377   $368,937
   Average Rate                    7.3%      7.1%      7.3%      7.7%      7.6%        6.0%        6.8%
   Investments                $ 38,876   $ 8,997   $ 5,103   $ 5,951   $ 3,125    $ 15,648    $ 77,699   $ 77,699
   Average Rate                    4.7%      4.7%      4.8%      4.2%      4.7%        4.2%        4.6%
Variable Rate:
   Loans                      $123,545   $31,465   $16,518   $13,416   $14,406    $ 82,805    $282,154   $282,549
   Average Rate                    7.5%      6.8%      6.0%      5.7%      5.8%        8.6%        7.5%
   Investments                $  1,950   $ 1,401   $   603   $    78   $    74    $    514    $  4,620   $  7,781
   Average Rate                    5.1%      5.0%      4.9%      6.2%      6.2%        4.8%        5.0%
Other interest
earning assets                $ 14,272                                                        $ 14,272   $ 14,272
Average interest rate              3.2%                                                            3.2%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                        $ 77,878    $ 77,878   $ 77,863
Savings & interest
   bearing demand             $326,801                                                        $ 326,801  $326,801
Average interest rate              2.1%                                                            2.1%
Time deposits                 $200,832   $46,961   $14,180   $ 2,061   $ 2,824    $     --    $266,858   $267,140
Average interest rate              4.8%      4.6%      5.0%      4.7%      4.9%        0.0%        4.7%
Fixed rate borrowings         $ 10,428   $18,530   $11,500   $    --   $ 2,000    $  2,153    $ 44,611   $ 45,252
Average interest rate              4.1%      4.8%      4.9%      4.0%      5.4%        5.3%        4.7%
Other interest bearing
   liabilities                $     --                                                        $     --   $     --
Average interest rate              0.0%                                                            0.0%


                   FINANCIAL INSTRUMENTS AT DECEMBER 31, 2006

                                        Principal Amount Maturing In:
                              ------------------------------------------------                             Fair
                                2006       2007      2008      2009      2010    Thereafter     Total      Value
                              --------   -------   -------   -------   -------   ----------   --------   --------
RATE-SENSITIVE ASSETS:
Fixed Rate:
   Loans                      $ 63,826   $39,631   $35,830   $37,106   $36,879    $ 94,078    $307,350   $304,931
   Average Rate                    7.3%      7.2%      7.1%      7.0%      7.6%        6.2%        6.9%
   Investments                $ 33,725   $22,268   $ 5,016   $ 4,369   $ 3,806    $ 15,690    $ 84,874   $ 85,360
   Average Rate                    4.4%      4.8%      4.7%      5.1%      4.0%        4.1%        4.5%
Variable Rate:
   Loans                      $112,291   $36,044   $26,096   $17,717   $15,729    $ 86,536    $294,413   $293,963
   Average Rate                    8.5%      7.8%      6.8%      5.8%      6.0%        8.6%        8.0%
   Investments                $  1,945   $ 1,184   $   988   $   819     $ 359    $  2,498    $  7,793   $  7,781
   Average Rate                    3.6%      4.0%      3.6%      3.6%      4.4%        4.0%        3.9%
Other interest earning
   assets                     $  6,812                                                        $  6,812   $  6,812
Average interest rate              4.5%                                                            4.5%

RATE-SENSITIVE LIABILITIES:
Noninterest bearing demand                                                        $ 81,373    $ 81,373   $ 81,373
Savings & interest
   bearing demand             $317,340                                                        $317,340   $317,340
Average interest rate              2.4%                                                            2.4%
Time deposits                 $160,766   $46,583   $19,501   $ 1,115   $ 1,269    $     55    $229,289   $230,232
Average interest rate              4.6%      4.6%      4.4%      3.2%      5.0%        5.0%        4.6%
Fixed rate borrowings         $ 21,339   $10,429   $ 6,000   $ 1,000   $    --    $  2,177    $ 40,945   $ 40,656
Average interest rate              5.0%      4.1%      4.4%      4.0%      0.0%        5.3%        4.7%
Other interest bearing
   liabilities                $     77                                                        $     77   $     77
Average interest rate              0.5%                                                            0.5%

The Company's primary market risk exposure decreased from 2006 to 2007, based on data supplied by its measurement systems. This market risk exposure is if rates decline. The Company's exposure to market risk is reviewed on a regular basis by the Funds Management Committee. The policy objective is to manage the Company's assets and liabilities to provide an optimum and consistent level of earnings within the framework of acceptable risk standards.

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

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 2007. Loans and investments are categorized using the earlier of their scheduled payment, call, or repricing dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.


                          Interest Sensitivity Summary

                                                                                                Over 10
In thousands of dollars                            0-3 Mo.     4-12 Mo.    1-5 Yrs   5-10 Yrs    Years      Total
-----------------------                           ---------   ---------   --------   --------   -------   --------
Securities                                        $  21,759   $  24,925   $ 23,176   $14,733    $ 1,305   $ 85,898
Loans                                               228,751      60,080    291,267    57,208     12,994    650,300
                                                  ---------   ---------   --------   -------    -------   --------
   Total earning assets                           $ 250,510   $  85,005   $314,443   $71,941    $14,299   $736,198
Interest bearing deposits                         $ 401,783   $ 125,850   $ 66,026   $    --    $    --   $593,659
Other borrowings                                      4,500       5,928     32,030        --      2,153     44,611
                                                  ---------   ---------   --------   -------    -------   --------
   Total interest bearing liabilities             $ 406,283   $ 131,778   $ 98,056   $    --    $ 2,153   $638,270
                                                  ---------   ---------   --------   -------    -------   --------
Net asset (liability) interest
   sensitivity exposure                           $(155,773)  $ (46,773)  $216,387   $71,941    $12,146   $ 97,928
Cumulative net asset (liability) exposure         $(155,773)  $(202,546)  $ 13,841   $85,782    $97,928
Cumulative ratio of asset to liability exposure        0.62        0.62       1.02      1.13       1.15    to one
Cumulative exposure as a percent
   of total assets                                    -19.6%      -25.5%       1.7%     10.8%      12.3%

CAPITAL RESOURCES

The common stock of the Company is traded on the Over The Counter Bulletin Board as UBMI. It is the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. The payout ratio for 2007 was 73.7%, compared to 42.5% for 2006. The increased payout ratio for 2007 was due primarily to the net income impact of the charge to the Company's provision for loan losses in the fourth quarter. Cash dividends per share have continued to increase, providing steady return to shareholders. Book value of the Company's stock increased from $14.20 at the end of 2006 to $14.33 at December 31, 2007. A 100% stock dividend was paid in 2007, and a 5% stock dividend was paid to shareholders in 2006.

The ratios of average equity to average assets of the Banks and the Company declined from 2006 levels, as a result of a stock buyback program initiated in 2007, combined with slower growth in capital as a result of the reduction of earnings in 2007. The Company's capital ratios exceed the levels required by its regulators, and Management continues to evaluate methods to optimize the high levels of equity of the Company. The table in Note 18 of the Notes to Consolidated Financial Statements details the capital ratios of the Company. The Company and the Banks are considered to be well-capitalized by the regulators.

The Company maintains a short-term strategic plan and a five year plan, and utilizes a formal strategic planning process. Management and the Board continue to monitor long term goals, which include maintaining capital growth in relation to asset growth, and the retention of a portion of earnings to fund growth while providing a reasonable return to shareholders.

CONTRACTUAL OBLIGATIONS

The following table details the Company's known contractual obligations at December 31, 2007, in thousands of dollars:

                             Payments due by period

                                 Less than                           More than
Contractual Obligations            1 year    1-3 years   3-5 years    5 years     Total
-----------------------          ---------   ---------   ---------   ---------   -------
Long term debt (FHLB advances)    $10,428     $30,030      $2,000      $2,153    $44,611
Operating lease arrangements          970       1,858       1,861       3,043      7,732
Purchase agreements                    --          --          --          --         --
                                  -------     -------      ------      ------    -------
   Total                          $11,398     $31,888      $3,861      $5,196    $52,343
                                  =======     =======      ======      ======    =======


PROSPECTIVE ACCOUNTING AND REGULATORY CHANGES

On September 6, 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS 157 clarifies the fair value measurement objective, its application in GAAP and establishes a framework that builds on current practice and requirements. The framework simplifies and, where appropriate, codifies the similar guidance in existing pronouncements and applies broadly to financial and non financial assets and liabilities. The Statement clarifies the definition of fair values as a price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, known as an exit-price definition of fair value. It also provides further guidance on the valuation techniques to be used in estimating fair value. Current disclosures about the use of fair value to measure assets and liabilities are expanded in this Statement. The disclosures focus on the methods used for fair value measurements and apply whether the assets and liabilities are measured at fair value in all periods, such as trading securities, or in only some periods, such as impaired assets. The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007 as well as for interim periods within such fiscal years. The Company is currently evaluating the impact of this Statement on its financial statements.

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No.
115. SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. The main intent of the Statement is to mitigate the difficulty in determining reported earnings caused by a "mixed-attribute model" (or reporting some assets at fair value and others using a different valuation attribute such as amortized cost). The project is separated into two phases. The first phase addresses the creation of a fair value option for financial assets and liabilities. A second phase will address creating a fair value option for selected non-financial items. SFAS 159 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement on its financial statements and did not elect to early adopt.

In December, 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements and SFAS 141R, Business Combinations. Both are effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact of these Statements, but does not believe that either will have a measurable impact on its financial statements.

Management is not aware of any other trends, events or uncertainties that are likely to have a material effect on the Company's liquidity, capital resources, or operations. In addition, Management is not aware of any current recommendations by regulatory authorities, other than those previously discussed, which would have such an effect.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting


                                    Page A-18
policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include those discussed under "Risk Factors" in
Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007 and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
United Bancorp, Inc. and Subsidiaries

                                 (BKD LLP LOGO)

Audit Committee, Board of Directors and Shareholders
United Bancorp, Inc.
Tecumseh, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bancorp, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February, 15, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ BKD, LLP
BKD, LLP

Indianapolis, Indiana
February 15, 2008


CONSOLIDATED BALANCE SHEETS
United Bancorp, Inc. and Subsidiaries

                                                                         December 31,
                                                                     -------------------
In thousands of dollars                                                2007       2006
-----------------------                                              --------   --------
ASSETS
Cash and demand balances in other banks                              $ 17,996   $ 17,606
Federal funds sold                                                     11,130      3,770
                                                                     --------   --------
Total cash and cash equivalents                                        29,126     21,376
Securities available for sale                                          85,898     95,811
Loans held for sale                                                     5,770      5,772
Portfolio loans                                                       644,530    595,991
Less allowance for loan losses                                         12,306      7,849
                                                                     --------   --------
Net loans                                                             632,224    588,142
Premises and equipment, net                                            13,160     13,215
Goodwill                                                                3,469      3,469
Bank-owned life insurance                                              11,961     11,499
Accrued interest receivable and other assets                           14,079     11,705
                                                                     --------   --------
TOTAL ASSETS                                                         $795,687   $750,989
                                                                     ========   ========
LIABILITIES
Deposits
   Noninterest bearing deposits                                      $ 77,878   $ 81,373
   Interest bearing deposits                                          593,659    546,629
                                                                     --------   --------
Total deposits                                                        671,537    628,002
Short term borrowings                                                      --         77
Other borrowings                                                       44,611     40,945
Accrued interest payable and other liabilities                          6,572      7,429
                                                                     --------   --------
TOTAL LIABILITIES                                                     722,720    676,453
                                                                     --------   --------
COMMITMENTS AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value; 10,000,000 shares authorized, 5,092,230 shares issued and outstanding in 2007 and
   5,247,432 in 2006                                                   67,860     71,075
Retained earnings                                                       4,814      3,393
Accumulated other comprehensive income, net of tax                        293         68
                                                                     --------   --------
TOTAL SHAREHOLDERS' EQUITY                                             72,967     74,536
                                                                     --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $795,687   $750,989
                                                                     ========   ========

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
United Bancorp, Inc. and Subsidiaries

                                                          For the years ended
                                                              December 31,
                                                      ---------------------------
In thousands of dollars, except per share data          2007      2006      2005
----------------------------------------------        -------   -------   -------
INTEREST INCOME
Loans                                                 $47,301   $42,900   $35,225
Securities
   Taxable                                              2,593     2,392     2,032
   Tax exempt                                           1,469     1,405     1,199
Federal funds sold                                        271       359       193
                                                      -------   -------   -------
Total interest income                                  51,634    47,056    38,649
                                                      -------   -------   -------
INTEREST EXPENSE
Deposits                                               19,631    15,890    10,285
Short term borrowings                                     175        62        74
Other borrowings                                        2,067     1,850     1,927
                                                      -------   -------   -------
Total interest expense                                 21,873    17,802    12,286
                                                      -------   -------   -------
NET INTEREST INCOME                                    29,761    29,254    26,363
Provision for loan losses                               8,637     2,123     1,332
                                                      -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    21,124    27,131    25,031
                                                      -------   -------   -------
NONINTEREST INCOME
Service charges on deposit accounts                     3,579     3,364     3,017
Wealth Management fee income                            4,801     4,762     4,672
Gains (losses) on securities transactions                   9        12        (1)
Income from loan sales and servicing                    1,749       906     1,215
ATM, debit and credit card fee income                   2,118     1,905     1,677
Income from bank-owned life insurance                     461       408       398
Other fee income                                          935       818       691
                                                      -------   -------   -------
Total noninterest income                               13,652    12,175    11,669
                                                      -------   -------   -------
NONINTEREST EXPENSE
Salaries and employee benefits                         14,862    15,037    14,662
Occupancy and equipment expense                         4,724     4,344     4,074
External data processing                                1,605     1,537     1,283
Advertising and marketing                               1,193     1,063     1,106
Attorney, accounting and other professional fees        1,070     1,266       545
Director fees                                             413       447       384
Other expense                                           3,692     3,220     3,141
                                                      -------   -------   -------
Total noninterest expense                              27,559    26,914    25,195
                                                      -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                        7,217    12,392    11,505
Federal income tax                                      1,635     3,420     3,181
                                                      -------   -------   -------
NET INCOME                                            $ 5,582   $ 8,972   $ 8,324
                                                      =======   =======   =======
Basic earnings per share                              $  1.06   $  1.69   $  1.58
Diluted earnings per share                               1.06      1.69      1.57
                                                      =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
United Bancorp, Inc. and Subsidiaries

                                                                     For the years ended
                                                                         December 31,
                                                                ------------------------------
In thousands of dollars                                           2007       2006       2005
-----------------------                                         --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  5,582   $  8,972   $  8,324
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FROM
   OPERATING ACTIVITIES
Depreciation and amortization                                      1,390      1,520      1,892
Provision for loan losses                                          8,637      2,123      1,332
Gain on sale of loans                                             (1,248)      (563)      (940)
Proceeds from sales of loans originated for sale                  70,931     39,627     57,961
Loans originated for sale                                        (69,681)   (43,776)   (56,979)
(Gain) Loss on securities transactions                                (9)       (12)         1
Deferred income taxes                                             (1,290)      (414)       313
Stock option expense                                                 205        222         --
Increase in cash surrender value on bank owned life insurance       (461)      (408)      (398)
Change in investment in limited partnership                          (36)       107        234
Excess tax benefits from exercised stock options                     (20)       (28)      (265)
Change in accrued interest receivable and other assets               588       (632)      (898)
Change in accrued interest payable and other liabilities            (759)     1,650        204
                                                                --------   --------   --------
Total adjustments                                                  8,247       (584)     2,457
                                                                --------   --------   --------
Net cash from operating activities                                13,829      8,388     10,781
                                                                --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale
   Purchases                                                     (13,980)   (40,177)   (30,664)
   Sales                                                              --        164         --
   Maturities and calls                                           19,495     42,711     20,688
   Principal payments                                              4,898      5,439      9,423
Net increase in loans                                            (54,829)   (40,353)   (62,484)
Net premises and equipment expenditures                           (1,226)    (1,468)    (1,126)
                                                                --------   --------   --------
Net cash from investing activities                               (45,642)   (33,684)   (64,163)
                                                                --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                            43,535     37,350     60,774
Net change in short term borrowings                                  (77)    (6,299)    (2,350)
Principal payments on other borrowings                           (21,364)    (8,033)    (1,569)
Proceeds from other borrowings                                    25,030      6,750        950
Proceeds from common stock transactions                              405        277        987
Purchase of common stock                                          (3,873)        --         --
Excess tax benefits from exercised stock options                      20         28        265
Dividends paid                                                    (4,113)    (3,817)    (3,447)
                                                                --------   --------   --------
Net cash from financing activities                                39,563     26,256     55,610
                                                                --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            7,750        960      2,228
Cash and cash equivalents at beginning of year                    21,376     20,416     18,188
                                                                --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 29,126   $ 21,376   $ 20,416
                                                                ========   ========   ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                   $ 20,677   $ 17,186   $ 11,571
Income tax paid                                                    3,271      3,655      3,100
Loans transferred to other real estate                             2,110        779        491

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2007, 2006, 2005

IN THOUSANDS OF DOLLARS,                                       Common    Retained
EXCEPT PER SHARE DATA                              Shares    Stock (1)   Earnings   AOCI (2)     Total
------------------------                         ---------   ---------   --------   --------   --------
Balance, January 1, 2005                         4,710,194    $54,133    $ 7,992     $  99     $ 62,224
Net income, 2005                                                           8,324                  8,324
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                      (368)        (368)
                                                                                               --------
Total comprehensive income                                                                        7,956
Cash dividends declared, $0.678 per share                                 (3,545)                (3,545)
Five percent stock dividend declared               237,362      7,952     (7,952)                    --
Common stock transactions                           38,920        527                               527
Tax effect of options exercised                                   265                               265
Director and management deferred
   stock plans                                                    309       (114)                   195
                                                 ---------    -------    -------     -----     --------
Balance, December 31, 2005                       4,986,476    $63,186    $ 4,705     $(269)    $ 67,622
Net income, 2006                                                           8,972                  8,972
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                       337          337
                                                                                               --------
Total comprehensive income                                                                        9,309
Cash dividends declared, $0.551 per share                                 (2,894)                (2,894)
Five percent stock dividend declared               249,944      7,280     (7,280)                    --
Common stock transactions                           11,012        277                               277
Tax effect of options exercised                                    28                                28
Director and management deferred
   stock plans                                                    304       (110)                   194
                                                 ---------    -------    -------     -----     --------
Balance, December 31, 2006                       5,247,432    $71,075    $ 3,393     $  68     $ 74,536
Net income, 2007                                                           5,582                  5,582
Other comprehensive income (loss):
   Net change in unrealized gains (losses)
      on securities available for sale, net of
      reclass adjustments for realized gains
      (losses) and related taxes                                                       225          225
                                                                                               --------
Total comprehensive income                                                                        5,807
Cash dividends declared, $0.79 per share                                  (4,113)                (4,113)
Common stock transactions                           25,551        423                               423
Purchase of common stock                          (180,753)    (3,873)                           (3,873)
Tax effect of options exercised                                    20                                20
Director and management deferred
   stock plans                                                    215        (48)                   167
                                                 ---------    -------    -------     -----     --------
Balance, December 31, 2007                       5,092,230    $67,860    $ 4,814     $ 293     $ 72,967
                                                 =========    =======    =======     =====     ========

(1)  Includes Paid In Capital

(2)  Accumulated Other Comprehensive Income (Loss), Net of Tax

The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiaries, United Bank & Trust, United Bank & Trust
- Washtenaw and United Structured Finance Company, after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including insurance, and trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, insurance and trust activities.

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

OTHER REAL ESTATE OWNED

Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2007 and 2006, other real estate owned totaled $2,253,000 and $1,063,000, and is included in other assets on the consolidated balance sheets.

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


INCOME TAX

The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets. The Company has no uncertain tax positions as defined by Financial Accounting Standards Board Interpretation No. 48.

EARNINGS PER SHARE

Amounts reported as earnings per share are based upon the weighted average number of shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2007 the company paid a 100% stock dividend, and in 2006 and 2005, the Company paid five percent stock dividends. Earnings per share, dividends per share, and weighted average shares have been restated to reflect the stock dividends.

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

STOCK BASED COMPENSATION

At December 31, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, in 2005, no stock based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

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

In thousands of dollars, except per share data                      2005
----------------------------------------------                     ------
Net income, as reported                                            $8,324
   Less: Total stock-based employee compensation cost
      determined under the fair value based method, net of taxes     (128)
                                                                   ------
Pro forma net income                                               $8,196

Earning per share:
   Basic     As reported                                           $ 1.58
   Basic     Pro forma                                               1.55
   Diluted   As reported                                             1.57
   Diluted   Pro forma                                               1.54
                                                                   ------


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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of client deposits in the Banks. The amount of reserve and clearing balances required at December 31, 2007 totaled approximately $594,000.

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2007 and 2006 are as follows, in thousands of dollars:

SECURITIES AVAILABLE FOR SALE                      Fair Value   Gains   Losses
-----------------------------                      ----------   -----   ------
2007
U.S. Treasury and agency securities                  $33,532     $183   $ (25)
Mortgage backed agency securities                     13,051       72     (65)
Obligations of states and political subdivisions      36,128      356    (131)
Corporate, asset backed and other securities           3,187       45      --
                                                     -------     ----   ------
   Total                                             $85,898     $656   $(221)
                                                     =======     ====   ======

2006
U.S. Treasury and agency securities                  $38,380     $ 62   $(116)
Mortgage backed agency securities                     13,945       19     (81)
Obligations of states and political subdivisions      40,369      374    (231)
Corporate, asset backed and other securities           3,117       75      --
                                                     -------     ----   ------
   Total                                             $95,811     $530   $(428)
                                                     =======     ====   ======


The Company's temporarily impaired investment securities as of December 31, 2007 and 2006 are shown below.

                            Less than 12 Months   12 Months or Longer          Total
                            -------------------   -------------------   -------------------
In thousands of dollars     Fair Value   Losses   Fair Value   Losses   Fair Value   Losses
-----------------------     ----------   ------   ----------   ------   ----------   ------
2007
U.S. Treasury and agency
   securities                 $ 2,010     $(24)     $ 2,997    $  (1)     $ 5,007    $ (25)
Mortgage backed agency
   securities                      --       --        3,148      (65)       3,148      (65)
Obligations of states and
   political subdivisions         660       (6)      10,687     (125)      11,347     (131)
                              -------     ----      -------    -----      -------    -----
      Total                   $ 2,670     $(30)     $16,832    $(191)     $19,502    $(221)
                              =======     ====      =======    =====      =======    =====

2006
U.S. Treasury and agency
   securities                 $ 9,386     $(28)     $13,622    $ (87)     $23,008    $(115)
Mortgage backed agency
   securities                   2,777      (28)       5,840      (53)       8,617      (81)
Obligations of states and
   political subdivisions       3,874      (26)      17,836     (206)      21,710     (232)
                              -------     ----      -------    -----      -------    -----
      Total                   $16,037     $(82)     $37,298    $(346)     $53,335    $(428)
                              =======     ====      =======    =====      =======    =====

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

In thousands of dollars         2007   2006   2005
-----------------------         ----   ----   ----
Sales proceeds                   $--   $164    $--
Gross gains on sales              --     --     --
                                 ---   ----    ---
Gross gains (losses) on calls      9     12     (1)
                                 ===   ====    ===

The fair value of securities available for sale by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars                  Fair Value
-----------------------                  ----------
As of December 31, 2007
Due in one year or less                   $36,022
Due after one year through five years      32,651
Due after five years through ten years     12,678
Due after ten years                         1,360
Equity securities                           3,187
                                          -------
   Total securities                       $85,898
                                          =======

Securities carried at $8,529,000 and $15,122,000 as of December 31, 2007 and 2006 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.


NOTE 4 - LOANS

The table below shows total loans outstanding, including loans held for sale, at December 31. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars                      2007       2006
-----------------------                    --------   --------
Personal                                   $ 98,075   $ 91,002
Business, including commercial mortgages    376,637    327,928
Tax exempt                                    2,709      2,841
Residential mortgage                         86,023     79,864
Residential mortgages held for sale           5,770      5,772
Commercial construction and development      81,086     94,356
                                           --------   --------
   Total loans                             $650,300   $601,763
                                           ========   ========

Accruing loans delinquent ninety days or more totaled $1,455,000 and $855,000 at December 31, 2007 and 2006. Non-accruing loans at December 31, 2007 and 2006 were $13,695,000 and $5,427,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars              2007     2006     2005
-----------------------            -------   ------   ------
Balance, January 1                 $ 7,849   $6,361   $5,766
Loans charged off                   (4,290)    (762)    (879)
Recoveries credited to allowance       110      127      142
Provision charged to operations      8,637    2,123    1,332
                                   -------   ------   ------
Balance, December 31               $12,306   $7,849   $6,361
                                   =======   ======   ======

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars                                                 2007      2006     2005
-----------------------                                               -------   -------   ------
Average investment in impaired loans                                  $17,031   $ 8,439   $8,295
Interest income recognized on impaired loans                              545       481      216
Interest income recognized on a cash basis                                545       481      216

Balance of impaired loans at December 31                              $24,692   $10,219   $7,957
   Portion for which no allowance for loan losses is allocated          1,121     2,101    2,394
   Portion for which an allowance for loan losses is allocated         23,571     8,118    5,563
   Portion of allowance for loan losses allocated to impaired loans     6,055     2,044    1,087

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $248,922,000 and $230,066,000 at December 31, 2007 and 2006. The balance of loans serviced for others related to servicing rights that have been capitalized was $249,270,000 and $225,629,000 at December 31, 2007 and 2006.

No valuation allowance was considered necessary at December 31, 2007 and 2006. Unamortized cost of mortgage servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars    2007     2006     2005
-----------------------   ------   ------   ------
Balance, January 1        $1,541   $1,645   $1,820
Amount capitalized           386      131      171
Amount amortized            (204)    (235)    (346)
                          ------   ------   ------
Balance, December 31      $1,723   $1,541   $1,645
                          ======   ======   ======


NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,281,000 in 2007, $1,251,000 in 2006 and $1,275,000 in 2005. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars           2007       2006
-----------------------         --------   --------
Land                            $  1,863   $  1,580
Buildings and improvements        14,536     14,452
Furniture and equipment           13,601     13,076
                                --------   --------
Total cost                        30,000     29,108
Less accumulated depreciation    (16,840)   (15,893)
                                --------   --------
Premises and equipment, net     $ 13,160   $ 13,215
                                ========   ========

The company has several noncancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $885,000, $759,000 and $710,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2008                           $  970
2009                              943
2010                              915
2011                              923
2012                              938
Thereafter                      3,043
                               ------
Total Minimum Lease Payments   $7,732
                               ======

NOTE 8 - GOODWILL

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 147 with regard to accounting and financial reporting for goodwill and other intangible assets. There was no impairment of goodwill in 2007, 2006 or 2005.

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars                                                 2007       2006
-----------------------                                               --------   --------
Within one year                                                       $200,832   $160,815
Between one and two years                                               46,961     46,583
Between two and three years                                             14,179     19,501
Between three and four years                                             2,061      1,116
Between four and five years                                              2,857      1,274
More than five years                                                        --         --
                                                                      --------   --------
   Total time deposits                                                $266,890   $229,289
                                                                      ========   ========
Interest bearing time deposits in denominations of $100,000 or more   $122,266   $102,492
                                                                      ========   ========

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $47.9 million from correspondent banks to purchase federal funds on a daily basis. There were no fed funds purchased outstanding at December 31, 2007 and 2006.


The Banks may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. The maximum amount of outstanding agreements at any month end during 2007 and 2006 totaled $77,000 and $77,000 and the daily average of such agreements totaled $30,000 and $76,000. The balance outstanding at December 31, 2007 and 2006 was $0 and $77,000.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, noncallable advances from the Federal Home Loan Bank of Indianapolis totaling $44.6 million and $40.9 million at December 31, 2007 and 2006. As of December 31, 2007, the rates on the advances ranged from 2.93% to 6.18% with a weighted average rate of 4.69%. These advances are primarily collateralized by residential mortgage loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalties.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars          2007
-----------------------        -------
Within one year                $10,428
Between one and two years       18,530
Between two and three years     11,500
Between three and four years        --
Between four and five years      2,000
More than five years             2,153
                               -------
   Total                       $44,611
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

                                   2007                 2006
                            ------------------   ------------------
                            Variable    Fixed    Variable    Fixed
In thousands of dollars       Rate       Rate      Rate       Rate
-----------------------     --------   -------   --------   -------
Commitments to make loans   $  9,260   $ 7,628   $ 11,006   $13,760
Unused lines of credit       100,502    21,245    116,449     9,614
Standby letters of credit     15,937        --     12,882        --

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2007, the rates for amounts in the fixed rate category ranged from 5.62% to 8.07%.


In December 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2007 and 2006, the total recorded investment including the obligation to make additional future investments amounted to $1,365,000 and $1,589,000 and was included in other assets. As of December 31, 2007 and 2006, the obligation of UBT to the limited partnership amounted to $1,372,000 and $1,632,000 which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars         2007     2006     2005
-----------------------       -------   ------   ------
Current                       $ 2,925   $3,834   $2,868
Deferred                       (1,290)    (414)     313
                              -------   ------   ------
   Total income tax expense   $ 1,635   $3,420   $3,181
                              =======   ======   ======

The components of deferred tax assets and liabilities at December 31, are as follows:

In thousands of dollars                                      2007      2006
-----------------------                                    -------   -------
Deferred tax assets:
Allowance for loan losses                                   $4,184    $2,669
Deferred compensation                                          547       592
Other                                                          274       179
                                                            ------    ------
   Total deferred tax assets                                 5,005     3,440

                                                             2007      2006
                                                           -------   -------
Deferred tax liabilities:
Property and equipment                                        (403)     (428)
Mortgage servicing rights                                     (576)     (524)
Unrealized appreciation on securities available for sale      (143)      (35)
Other                                                       (1,509)   (1,269)
                                                           -------   -------
   Total deferred tax liabilities                           (2,631)   (2,256)
                                                           -------   -------
      Net deferred tax asset                               $ 2,374   $ 1,184
                                                           =======   =======

No valuation allowance was considered necessary at December 31, 2007 and 2006.

A reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars                                      2007     2006     2005
-----------------------                                     ------   ------   ------
Income taxes at statutory rate of 34%                       $2,454   $4,213   $3,912
Non-taxable income, net of nondeductible interest expense     (487)    (479)    (427)
Income on non-taxable bank owned life insurance               (157)    (139)    (135)
Affordable housing credit                                     (188)    (188)    (184)
Other                                                           13       13       15
                                                            ------   ------   ------
   Total federal income tax                                 $1,635   $3,420   $3,181
                                                            ======   ======   ======

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other


                                    Page A-34
unfavorable features. The aggregate amount of these loans at December 31, 2006 was $37,851,000. During 2007, new and newly reportable loans to such related parties amounted to $11,818,000 and repayments amounted to $11,098,000, resulting in a balance at December 31, 2007 of $38,571,000. Related party deposits totaled $9,526,000 and $14,577,000 at December 31, 2007 and 2006.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. At December 31, 2007, $17.4 million of retained earnings of the Banks were available for distribution to the Company as dividends without prior regulatory approval. It is not the intent of Management to pay dividends in amounts which would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLAN

The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $15,500 for 2007 and $15,000 for 2006 and 2005. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. The expense for the plan for 2007, 2006, and 2005 was $486,000, $974,000 and $918,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. On that basis 4,136 shares in 2007, 4,386 shares in 2006 and 4,712 shares in 2005 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

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

STOCK OPTIONS

In 2004, Shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"), which became effective January 1, 2005. The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at the market price at the time the options are granted. The 2005 Plan replaced the 1999 Stock Option Plan ("the 1999 Plan"), under which no more options are to be granted.


The stock subject to the options are shares of authorized and unissued common stock of the Company. As defined in the 2005 Plan, options representing no more than 385,875 shares (adjusted for stock dividends declared) are to be made available to the plan. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

The following table summarizes option activity for the 1999 Plan and the 2005 Plan during 2007, 2006 and 2005, adjusted for stock dividends:

                                              2007                     2006                     2005
                                    -----------------------  -----------------------  -----------------------
                                                Weighted                 Weighted                 Weighted
                                                 Average                  Average                  Average
                                    Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
                                    -------  --------------  -------  --------------  -------  --------------
Balance, January 1                  286,986      $26.60      254,384      $25.96      222,652      $21.79
Options granted                      49,200       22.43       59,050       28.86      112,350       30.42
Options exercised                   (15,076)      18.54      (12,788)      21.49      (76,026)      20.30
Options forfeited                   (15,997)      28.23      (13,660)      29.31       (4,592)      26.53
                                    -------      ------      -------      ------      -------      ------
Balance, December 31                305,113      $26.22      286,986      $26.60      254,384      $25.96
                                    =======      ======      =======      ======      =======      ======
Options exercisable at
   year-end                         190,431      $25.98      146,934      $23.90       91,248      $20.74

Weighted average fair value of
   options granted during the year               $ 2.58                   $ 3.56                   $ 3.24
                                                 ======                   ======                   ======

The following table provides information regarding stock options under the 2005 Plan at December 31, 2007:

                                         Options Outstanding                       Options Exercisable
                           ------------------------------------------------   ----------------------------
                                              Weighted          Weighted                       Weighted
                              Number     Average Remaining       Average        Number          Average
Range of Exercise Prices   Outstanding    Contractual Life   Exercise Price   Exercisable   Exercise Price
------------------------   -----------   -----------------   --------------   -----------   --------------
    $17.06 to $32.14         305,113         6.70 Years          $26.22         190,431         $25.98

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                            2007      2006      2005
                          -------   -------   -------
Dividend yield              3.26%     2.45%     2.08%
Expected life             5 years   5 years   5 years
Expected volatility        11.61%    10.17%     8.67%
Risk-free interest rate     4.68%     4.36%     3.64%

The Company has recorded approximately $205,000 and $222,000 in compensation expense related to vested stock options less estimated forfeitures for the periods ended December 31, 2007 and 2006, respectively. As of December 31, 2007, unrecognized compensation expense related to the stock options totaled $148,000 and is expected to be recognized over three years.

At December 31, 2007, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for 2007 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2007.

The aggregate intrinsic value of stock options exercised during 2007 was $59,000. Exercise of options during this same period resulted in cash receipts of $137,000 and the Company recognized a tax benefit of approximately $20,000 on the exercise of these options and has been recorded as an increase in equity.


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,                          2007                     2006
                                   ----------------------   ----------------------
                                    Carrying                 Carrying
In thousands of dollars              Value     Fair Value     Value     Fair Value
-----------------------            ---------   ----------   ---------   ----------
Financial Assets
   Cash and cash equivalents       $  29,126   $  29,126    $  21,376   $  21,376
   Securities available for sale      85,898      85,898       95,811      95,811
   Loans held for sale                 5,770       5,770        5,772       5,772
   Net loans                         632,224     639,181      588,142     591,045
   Accrued interest receivable         4,097       4,097        4,523       4,523

Financial Liabilities
   Total deposits                  $(671,537)  $(671,804)   $(628,002)  $(628,945)
   Short term borrowings                  --          --          (77)        (77)
   Other borrowings                  (44,611)    (45,252)     (40,945)    (40,656)
   Accrued interest payable            3,149       3,149        1,952       1,952

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

The Company and the Banks were categorized as well-capitalized at year end 2007 and 2006 by their regulators. Management is not aware of any conditions or events that have occurred since year end that would change this classification. The following table shows the Company's and the Banks' capital ratios and the Company's amounts compared to regulatory requirements at year end, and the amounts by which the Company's capital, on a consolidated basis, exceeds regulatory requirements. Dollars are shown in thousands of dollars where appropriate.

                                                             Tier I Capital to:
                                                             ------------------
                                                                         Risk     Total Capital to
                                                             Average   Weighted     Risk Weighted
                                                              Assets    Assets         Assets
                                                             -------   --------   ----------------
Regulatory Minimum for Capital Adequacy (1)                      4.0%      4.0%          8.0%
Regulatory Minimum to be Well Capitalized (2)                    5.0%      6.0%         10.0%
                                                             -------   -------       -------
As of December 31, 2007
   United Bancorp, Inc. (consolidated)                           8.7%     10.5%         11.8%
   United Bank & Trust                                           8.0%     10.5%         11.8%
   United Bank & Trust - Washtenaw                               8.7%      9.4%         10.6%
   United Bancorp, Inc. consolidated equity                  $69,205   $69,205       $77,462
   Regulatory requirement for minimum capital adequacy (1)    31,827    26,306        52,613
                                                             -------   -------       -------
      Capital in excess of regulatory minimums                37,378   $42,899       $24,849
                                                             =======   =======       =======

As of December 31, 2006
   United Bancorp, Inc. (consolidated)                           9.8%     11.6%         12.9%
   United Bank & Trust                                           9.2%     12.0%         13.4%
   United Bank & Trust - Washtenaw                               9.5%      9.9%         11.1%
   United Bancorp, Inc. consolidated equity                  $70,999   $70,999       $78,848
   Regulatory requirement for minimum capital adequacy (1)    29,199    24,497        48,994
                                                             -------   -------       -------
      Capital in excess of regulatory minimums                41,800   $46,502       $29,854
                                                             =======   =======       =======

(1) Represents minimum required to be considered adequately capitalized under Federal regulatory requirements.

(2) Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.


NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except per share data        2007         2006         2005
----------------------------------------------     ----------   ----------   ----------
Net income                                         $    5,582   $    8,972   $    8,324
Basic earnings per share:
   Weighted average common shares outstanding       5,190,868    5,246,938    5,228,138
   Weighted average contingently issuable shares       59,743       55,920       54,204
                                                   ----------   ----------   ----------
                                                    5,250,611    5,302,858    5,282,342
      Basic earnings per share                     $     1.06   $     1.69   $     1.58
                                                   ----------   ----------   ----------
Diluted earnings per share:
   Weighted average common shares outstanding
   from basic earnings per share                    5,250,611    5,302,858    5,282,342
   Dilutive effect of stock options                        --           --       33,004
                                                   ----------   ----------   ----------
                                                    5,250,611    5,302,858    5,315,346
      Diluted earnings per share                   $     1.06   $     1.69   $     1.57
                                                   ==========   ==========   ==========

Stock options for 263,808, 200,392 and 2,000 shares of common stock were not considered in computing diluted earnings per share for 2007, 2006 and 2005 because they were not dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

In thousands of dollars                                      2007   2006    2005
-----------------------                                      ----   ----   -----
Unrealized gains (losses) on securities available for sale   $350   $523   $(559)
Reclassification for realized amount included in income         9     12      (1)
                                                             ----   ----   -----
   Other comprehensive income (loss), before tax effect       341    511    (558)
Tax expense (benefit)                                         116    174    (190)
                                                             ----   ----   -----
   Other comprehensive income (loss)                         $225   $337   $(368)
                                                             ====   ====   =====

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS

                                                    December 31,
                                                -----------------
In thousands of dollars                           2007      2006
-----------------------                         -------   -------
ASSETS
Cash and cash equivalents                       $   602   $   715
Investment in subsidiaries                       69,599    72,012
Other assets                                      3,684     3,351
                                                -------   -------
   TOTAL ASSETS                                 $73,885   $76,078
                                                =======   =======
Liabilities and Shareholders' Equity
Liabilities                                     $   918   $ 1,542
Shareholders' equity                             72,967    74,536
                                                -------   -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $73,885   $76,078
                                                =======   =======


CONDENSED STATEMENTS OF INCOME

                                                                      For the years ended
                                                                          December 31,
                                                                  ---------------------------
In thousands of dollars                                             2007      2006      2005
-----------------------                                           -------   -------   -------
INCOME
Dividends from subsidiaries                                       $ 9,250   $ 4,425   $ 6,775
Other income                                                        8,664     7,991     6,758
                                                                  -------   -------   -------
   TOTAL INCOME                                                    17,914    12,416    13,533

TOTAL NONINTEREST EXPENSE                                           8,679     8,418     7,125
                                                                  -------   -------   -------
Income before undistributed net income of subsidiaries
   and income taxes                                                 9,235     3,998     6,408
Income tax benefit                                                     (1)     (141)     (121)
                                                                  -------   -------   -------
Net income before undistributed net income of subsidiaries          9,236     4,139     6,529
Equity in undistributed (excess distributed) net income
of subsidiaries                                                    (3,654)    4,833     1,795
                                                                  -------   -------   -------
   NET INCOME                                                       5,582     8,972     8,324
Net change in unrealized gains on securities available for sale       225       337      (368)
                                                                  -------   -------   -------
Other comprehensive income (loss)                                     225       337      (368)
                                                                  -------   -------   -------
   COMPREHENSIVE INCOME                                           $ 5,807   $ 9,309   $ 7,956
                                                                  =======   =======   =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    For the years ended
                                                                        December 31,
                                                                ---------------------------
In thousands of dollars                                           2007      2006      2005
-----------------------                                         -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $ 5,582   $ 8,972   $ 8,324
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
(Undistributed) excess distributed net income of subsidiaries     3,654    (4,833)   (1,795)
Stock option expense                                                205       222        --
Change in other assets                                             (104)     (232)    2,571
Change in other liabilities                                        (626)      236       418
                                                                -------   -------   -------
Total adjustments                                                 3,129    (4,607)    1,194
                                                                -------   -------   -------
   Net cash from operating activities                             8,711     4,365     9,518
                                                                -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale                            --        --        --
Investments in subsidiaries                                      (1,000)   (1,500)   (3,900)
Net premises and equipment expenditures                            (243)      233    (2,008)
                                                                -------   -------   -------
   Net cash from investing activities                            (1,243)   (1,267)   (5,908)
                                                                -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock transactions                             405       277       987
Purchase of common stock                                         (3,873)       --        --
Dividends paid                                                   (4,113)   (3,817)   (3,447)
                                                                -------   -------   -------
   Net cash from financing activities                            (7,581)   (3,540)   (2,460)
                                                                -------   -------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (113)     (442)    1,150
Cash and cash equivalents at beginning of year                      715     1,157         7
                                                                -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $   602   $   715   $ 1,157
                                                                =======   =======   =======


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

                                                                        Earnings (Loss)
                                                                           Per Share
In thousands of dollars,     Interest   Net Interest        Net        ----------------
   except per share data      Income       Income      Income (Loss)    Basic   Diluted
------------------------     --------   ------------   -------------   ------   -------
2007
   First Quarter              $12,353      $ 7,291         $1,726      $ 0.33   $ 0.33
   Second Quarter              12,880        7,478          2,267        0.43     0.43
   Third Quarter               13,322        7,580          2,338        0.45     0.45
   Fourth Quarter              13,078        7,411           (750)      (0.15)   (0.15)
                              -------      -------         ------      ------   ------
   Full Year                  $51,634      $29,761         $5,582      $ 1.06   $ 1.06

2006
   First Quarter              $11,031      $ 7,203         $2,145      $ 0.40   $ 0.40
   Second Quarter              11,484        7,199          2,184        0.41     0.41
   Third Quarter               12,167        7,428          2,446        0.46     0.46
   Fourth Quarter              12,374        7,424          2,197        0.41     0.41
                              -------      -------         ------      ------   ------
   Full Year                  $47,056      $29,254         $8,972      $ 1.69   $ 1.69
                              =======      =======         ======      ======   ======

The significant decrease in net income for the fourth quarter of 2007 is primarily a result of the additional expense related to the Company's provision for loan losses.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.


/s/ Robert K. Chapman                   February 22, 2008
-------------------------------------          Date
Robert K. Chapman, President and
Chief Executive Officer, Director

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert K. Chapman and Randal J. Rabe, and each of them, his true and lawful attorney(s)- in-fact and agent(s), with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney(s)- in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 22, 2008.



/s/ Stephanie H. Boyse                    /s/ James C. Lawson
---------------------------------------   --------------------------------------------
Stephanie H. Boyse, Director              James C. Lawson, Director


/s/ James D. Buhr                         /s/ Donald J. Martin
---------------------------------------   --------------------------------------------
James D. Buhr, Director                   Donald J. Martin, Director


/s/ Joseph D. Butcko                      /s/ Robert G. Macomber
---------------------------------------   --------------------------------------------
Joseph D. Butcko, Director                Robert G. Macomber, Director


/s/ Robert K. Chapman                     /s/ David E. Maxwell
---------------------------------------   --------------------------------------------
Robert K. Chapman (Principal Executive    David E. Maxwell, Director
Officer) Director, President and Chief
Executive Officer
                                          /s/ Kathryn M. Mohr
                                          --------------------------------------------
/s/ John H. Foss                          Kathryn M. Mohr, Director
---------------------------------------
John H. Foss, Director
                                          /s/ Randal J. Rabe
                                          --------------------------------------------
/s/ David S. Hickman                      Randal J. Rabe (Principal Financial Officer)
---------------------------------------   Executive Vice President & Chief Financial
David S. Hickman, Chairman of the Board   Officer

                                  EXHIBIT INDEX

Exhibit No.                              Description                               Page No.
-----------                              ------------                              --------
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

      11 Statement re Computation of Per Share Earnings - this information is incorporated by reference in Note 1 on Page A-28 and Note 19 on Page A-39 hereof.

      14      Registrant's Code of Business Conduct and Ethics as adopted             28
              December 9, 2003, in accordance with Section 406 of the
              Sarbanes-Oxley Act as amended.

      21      Subsidiaries                                                            31

      23      Consent of Independent Registered Public Accounting Firm                32

      24      Power of Attorney contained on the signature pages of the 2008          25
              Annual Report on Form 10-K.

    31.1      Certification of Principal Executive Officer                            33

    31.2      Certification of Principal Financial Officer                            34

    32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted            35
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.