Form 10-Q
period 2008-03-31
UNITED BANCORP INC /MI/
filed 2008-04-25
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 11, 2008, there were outstanding 5,052,443 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

                                                                            PAGE
ITEM NO.                              DESCRIPTION                            NO.
--------     ------------------------------------------------------------   ----
                            PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             (a) Condensed Consolidated Balance Sheets                        3
             (b) Condensed Consolidated Statements of Income                  4
             (c) Condensed Consolidated Statements of Shareholders'
                 Equity                                                       5
             (d) Condensed Consolidated Statements of Cash Flows              6
             (e) Notes to Condensed Consolidated Financial Statements         7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations
             Background                                                      10
             Executive Summary                                               11
             Results of Operations                                           12
             Financial Condition                                             16
             Liquidity and Capital Resources                                 19
             Critical Accounting Policies                                    20
             Forward-Looking Statements                                      20

Item 3.      Quantitative and Qualitative Disclosures about Market Risk      21

Item 4.      Controls and Procedures                                         22

                             PART II - OTHER INFORMATION
Item 1.      Legal Proceedings                                               22
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds     22
Item 6.      Exhibits                                                        23
Signatures                                                                   23
Exhibits                                                                     24

     Exhibit 31.1
     Exhibit 31.2
     Exhibit 32.1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             (unaudited)                   (unaudited)
                                                               March 31     December 31,    March 31,
In thousands of dollars                                          2008         2007             2007
                                                             -----------    ------------   -----------
ASSETS
Cash and demand balances in other banks                        $ 15,757       $ 17,996       $ 18,348
Federal funds sold                                                   --         11,130          4,020
                                                               --------       --------       --------
   Total cash and cash equivalents                               15,757         29,126         22,368
Securities available for sale                                    90,739         85,898         90,991
Loans held for sale                                               6,070          5,770          3,258
Portfolio loans                                                 654,965        644,530        611,845
Less allowance for loan losses                                   12,047         12,306          9,229
                                                               --------       --------       --------
   Net portfolio loans                                          642,918        632,224        602,616
Premises and equipment, net                                      13,212         13,160         13,358
Goodwill                                                          3,469          3,469          3,469
Bank-owned life insurance                                        12,076         11,961         11,605
Accrued interest receivable and other assets                     13,633         14,079         12,808
                                                               --------       --------       --------
TOTAL ASSETS                                                   $797,874       $795,687       $760,473
                                                               ========       ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                         $ 82,596       $ 77,878       $ 81,565
   Interest bearing                                             584,927        593,659        554,848
                                                               --------       --------       --------
      Total deposits                                            667,523        671,537        636,413
Federal funds purchased and other short term borrowings           7,500             --             77
FHLB advances payable                                            42,991         44,611         42,627
Accrued interest payable and other liabilities                    5,767          6,572          6,079
                                                               --------       --------       --------
TOTAL LIABILITIES                                               723,781        722,720        685,196
COMMITMENT AND CONTINGENT LIABILITIES
SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value;
   10,000,000 shares authorized; 5,084,943, 5,092,230, and
   5,242,472 shares issued and outstanding                       67,733         67,860         71,030
Retained earnings                                                 5,673          4,814          4,110
Accumulated other comprehensive income, net of tax                  687            293            137
                                                               --------       --------       --------
TOTAL SHAREHOLDERS' EQUITY                                       74,093         72,967         75,277
                                                               --------       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $797,874       $795,687       $760,473
                                                               ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
In thousands of dollars, except per share data             2008      2007
                                                        --------   -------
INTEREST INCOME
Interest and fees on loans                               $11,332   $11,153
Interest on securities
   Taxable                                                   600       693
   Tax exempt                                                364       381
Interest on federal funds sold                               120       126
                                                         -------   -------
   Total interest income                                  12,416    12,353
INTEREST EXPENSE
Interest on deposits                                       4,408     4,558
Interest on fed funds and other short term borrowings          7         7
Interest on FHLB advances                                    523       497
                                                         -------   -------
   Total interest expense                                  4,938     5,062
                                                         -------   -------
NET INTEREST INCOME                                        7,478     7,291
Provision for loan losses                                    660     1,509
                                                         -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        6,818     5,782
NONINTEREST INCOME
Service charges on deposit accounts                          823       810
Wealth Management fee income                               1,169     1,214
Gains on securities transactions                              53         1
Income from loan sales and servicing                         608       376
ATM, debit and credit card fee income                        529       472
Income from bank-owned life insurance                        116       106
Other income                                                 239       231
                                                         -------   -------
   Total noninterest income                                3,537     3,210
NONINTEREST EXPENSE
Salaries and employee benefits                             4,407     3,607
Occupancy and equipment expense, net                       1,244     1,221
External data processing                                     416       291
Advertising and marketing                                    375       361
Attorney, accounting and other professional fees             233       248
Director fees                                                107       116
Other expense                                              1,020       845
                                                         -------   -------
   Total noninterest expense                               7,802     6,689
                                                         -------   -------
INCOME BEFORE FEDERAL INCOME TAX                           2,553     2,303
Federal income tax                                           665       577
                                                         -------   -------
NET INCOME                                               $ 1,888   $ 1,726
                                                         =======   =======
Basic and diluted earnings per share                     $  0.37   $  0.33
Cash dividends declared per share of common stock        $  0.20   $  0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                           Three Months Ended
In thousands of dollars                                         March 31,
                                                           ------------------
TOTAL SHAREHOLDERS' EQUITY                                    2008      2007
                                                            -------   -------
Balance at beginning of period                              $72,967   $74,536
Net Income                                                    1,888     1,726
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
   available for sale, net of reclass adjustments for
   realized gains (losses) and related taxes                    394        69
                                                            -------   -------
Total comprehensive income                                    2,282     1,795
Cash dividends paid                                          (1,018)     (997)
Purchase of common stock                                       (195)     (221)
Other common stock transactions                                  57       164
                                                            -------   -------
Balance at end of period                                    $74,093   $75,277
                                                            =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                          Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  2008       2007
                                                                --------   --------
Cash Flows from Operating Activities
Net income                                                      $  1,888   $  1,726
Adjustments to Reconcile Net Income to Net Cash from
   Operating Activities
Depreciation and amortization                                        385        372
Provision for loan losses                                            660      1,509
Gain on sale of loans                                               (503)      (286)
Proceeds from sales of loans originated for sale                  32,758     16,888
Loans originated for sale                                        (32,555)   (14,375)
(Gains) on securities transactions                                   (53)        (1)
Deferred income taxes                                               (161)      (459)
Stock option expense                                                  38         47
Increase in cash surrender value of bank-owned life insurance       (116)      (106)
Change in investment in limited partnership                         (158)      (200)
Change in accrued interest receivable and other assets               120       (627)
Change in accrued interest payable and other liabilities            (585)    (1,120)
                                                                --------   --------
Net cash from operating activities                                 1,718      3,368
Cash Flows from Investing Activities
Securities available for sale
   Purchases                                                     (25,378)      (100)
   Sales                                                          15,045         --
   Maturities and calls                                            5,320      3,965
   Principal payments                                                843      1,096
Net change in portfolio loans                                    (11,214)   (15,852)
Premises and equipment expenditures                                 (375)      (477)
                                                                --------   --------
Net cash from (used in) investing activities                     (15,759)   (11,368)
Cash Flows from Financing Activities
Net change in deposits                                            (4,014)     8,411
Net change in short term borrowings                                7,500         --
Proceeds from other borrowings                                     3,000     15,030
Principal payments on other borrowings                            (4,620)   (13,348)
Purchase of common stock                                            (195)      (221)
Proceeds from other common stock transactions                         19        117
Dividends paid                                                    (1,018)      (997)
                                                                --------   --------
Net cash from financing activities                                   672      8,992
                                                                --------   --------
Net change in cash and cash equivalents                          (13,369)       992
Cash and cash equivalents at beginning of year                    29,126     21,376
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 15,757   $ 22,368
                                                                ========   ========
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                   $  5,760   $  4,774
Income tax paid                                                       --        237
Loans transferred to other real estate                               140        155

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ending March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company paid a 100% stock dividend on May 31, 2007. Accordingly all share and per-share data has been restated to reflect the stock dividend for the periods presented.

STOCK OPTIONS

In 2004, shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"). The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2008. The 2005 Plan replaced the 1999 Stock Option Plan (the "1999 Plan"), under which no more options are to be granted.

The stock subject to the options are shares of authorized and unissued common stock of the Company. Options under the 1999 and 2005 Plans (the "Plans") are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The following is summarized year to date option activity for the Plans:

                               Options      Weighted Avg.
Stock Options                Outstanding   Exercise Price
-------------                -----------   --------------
Balance at January 1, 2008     305,113         $26.22
Options granted                 59,800          19.75
Options exercised                   --             --
Options forfeited               (9,827)         24.71
                               -------
Balance at March 31, 2008      355,086         $25.18
                               =======

Total options granted during the three-month period ended March 31, 2008 were 59,800, and the weighted fair value of the options granted was $2.09. For stock options outstanding at March 31, 2008, the range of average exercise prices was $17.06 to $32.14 and the weighted average remaining contractual term was 7.06 years. At March 31, 2008, 243,745 options are exercisable under the Plans. The Company has recorded approximately $37,500 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2008. As of the end of the first quarter of 2008, unrecognized compensation expense related to the stock options totaled $238,966 and is expected to be recognized over three years.

At March 31, 2008, the aggregate intrinsic value of options outstanding totaled $9,854. This value represents the difference between the Company's closing stock price on the last day of trading for the first quarter and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2008. No options were exercised during the quarter ended March 31, 2008.

NOTE 2 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $269,875,000 and $228,024,000 at the end of March, 2008 and 2007. The
balance of loans serviced for others related to servicing rights that have been capitalized was $270,800,000 and $226,355,000 at March 31, 2008 and 2007. Loans
servicing rights consist primarily of mortgage servicing rights, but include a small number of commercial loans which the Company has sold but retains servicing. Loan servicing rights activity in thousands of dollars for the three months ended March 31, 2008 and 2007 are shown in the table below.

                                   2008     2007
                                  ------   ------
Balance at January 1              $1,723   $1,541
Amount capitalized year to date      227       49
Amount amortized year to date        (72)     (53)
                                  ------   ------
Balance at March 31               $1,878   $1,537
                                  ======   ======

No valuation allowance was considered necessary for loan servicing rights at period end 2008 and 2007.

NOTE 3 - COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per share are based upon the weighted average number of shares outstanding plus contingently issuable shares during the year. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options. During May of 2007, the Company declared and paid a 100% stock dividend, and earnings per share, dividends per share and weighted average shares have been restated to reflect the 100% stock dividend. A reconciliation of basic and diluted earnings per share follows:

                                                      Three Months Ended
                                                          March 31,
                                                   -----------------------
                                                      2008         2007
                                                   ----------   ----------
In thousands of dollars, except per share data
Net income                                         $    1,888   $    1,726
                                                   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       5,088,802    5,248,974
   Weighted average contingently issuable shares       56,537       60,438
                                                   ----------   ----------
      Total weighted average shares outstanding     5,145,339    5,309,412
                                                   ==========   ==========
   Basic earnings per share                        $     0.37   $     0.33
                                                   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 5,145,339    5,309,412
   Dilutive effect of stock options                        --           --
                                                   ----------   ----------
      Total weighted average shares outstanding     5,145,339    5,309,412
                                                   ==========   ==========
   Diluted earnings per share                      $     0.37   $     0.33
                                                   ==========   ==========

A total of 302,968 and 253,114 shares for the three months ended March 31, 2008 and 2007, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report. Cash dividends of $0.20 and $0.19 were declared and paid in January of 2008 and 2007, respectively.

In February of 2007, the Company announced a program to repurchase up to 260,000 shares (adjusted for stock dividend) of its common stock through open market purchases. Information regarding activity in this program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1 Quoted prices in active markets for identical assets or liabilities

     Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

     Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

     Available-for-sale Securities

     Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company's securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

     Impaired Loans

     Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the 2008 first quarter, certain impaired loans were partially charged-off or re-evaluated resulting in a remaining balance for these loans, net of specific allowance, of $10,636,000 as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

NOTE 5 - ACCOUNTING DEVELOPMENTS

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

NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE

In February, 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. FAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. While FAS 159 is effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three month periods ended March 31, 2008 and 2007.

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

Unemployment for the State of Michigan at the end of February, 2008 was 7.8%, which places it highest among the fifty states. The Lenawee County unemployment rate of 9.2% is significantly above the State's average level, while the Washtenaw County unemployment rate of 5.0% is the lowest in the State. The continued economic issues in Michigan have had an impact on earnings of the Company. Growth continues to slow and loan quality has deteriorated, particularly in the areas of construction and residential real estate development. Management is actively addressing the quality issues in the loan portfolios while continuing efforts to gain market share in tough local economic conditions.

                                EXECUTIVE SUMMARY

United Bancorp, Inc. net income for the first quarter of 2008 improved by 9.4% from the level achieved in the same quarter of 2007. The increase resulted primarily from a decrease in the amount of provision for loan losses, but was also aided by a double-digit increase in non-interest income. Net interest income grew at a slower rate than asset growth, as a result of continued tightening of the Company's net interest margin and spread. Expenses have also increased considerably over recent quarters, primarily as a result of the accrual of bonus and profit sharing expenses relating to the improved financial performance of the Company.

Earnings per share was $.37 for the quarter, up from $.33 from the same period last year. Return on average assets improved to 0.94% for the quarter, up from ..92% for the first quarter of 2007. Return on average average shareholders' equity for the first quarter of this year was 10.35%, compared to 9.35% for the same period of 2007.

Total consolidated assets of the Company of $797.9 million at March 31, 2008 were up 4.9% from the same period last year, and increased by $2.2 million during the most recent quarter. At the end of March, loan balances reached $655.0 million, while deposits declined to $667.5 million.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY AND KEY RATIOS

Consolidated net income for the first quarter of 2008 of $1.888 million was 9.4% above the first quarter of last year, and was an improvement over the loss of $750,000 in the fourth quarter of 2007. The Company's net interest income has remained relatively flat over the past five quarters, in spite of continued growth of the Company. The Company's provision for loan losses for the first quarter of this year was significantly lower than the levels for the first and fourth quarters of last year, but is at a level consistent with the second and third quarters of 2007. Noninterest income also remains consistent with the prior quarter, while noninterest expenses have increased. The following chart shows the trends of the major components of earnings for the five most recent quarters.

                                               2008                     2007
                                             -------   -------------------------------------
in thousands of dollars, where appropriate   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                             -------   -------   -------   -------   -------
Net interest income                           $7,478   $ 7,411    $7,580    $7,478    $7,291
Provision for loan losses                        660     5,801       618       710     1,509
Noninterest income                             3,537     3,567     3,538     3,338     3,210
Noninterest expense                            7,802     6,613     7,267     6,990     6,689
Federal income tax provision                     665      (686)      895       849       577
Net income (loss)                              1,888      (750)    2,339     2,267     1,725
Earnings (loss) per share (a)                 $ 0.37   $ (0.15)   $ 0.45    $ 0.43    $ 0.33
Return on average assets (b)                    0.94%   -0.37%      1.18%     1.18%     0.92%
Return on average shareholders' equity (b)     10.35%   -3.97%     12.32%    12.11%     9.35%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

NET INTEREST INCOME

As a financial services holding company, United Bancorp, Inc. derives the greatest portion of its income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. However, beginning in September of 2007, the Federal Open Market Committee began lowering short-term rates, and in the fourth quarter of 2007, the yield curve regained its normal shape. In the first quarter of 2008, short-term rates were lowered further, and the yield curve continued to steepen. The Company has been able to lower its cost of deposits, but not to the degree that the shifting yield curve would indicate. As a result, the Company's dollars of net interest income have increased as a result of the growth of the Company's balance sheet, partially offset by a decline in spreads and net interest margin.

Interest income increased 0.5% in the first quarter of 2008 over the same quarter of 2007, and interest expense decreased 2.4% over the same timeframe. The net result was an increase of 2.5% in net interest income. Tax-equivalent yields on earning assets declined to 6.69% for the quarter, down from 7.07% for the same quarter of 2007.

The Company's average cost of funds declined by 31 basis points, and tax equivalent spread declined from 3.66% to 3.59%. Net interest margin experienced similar declines, moving from 4.22% to 4.10% for comparable quarters of 2008 and 2007. The table below provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the compression of spread and net interest margin. The following table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended March 31 2008 and 2007.

                                                         Three Months Ended March 31,
                                       ----------------------------------------------------------------
                                                      2008                            2007
                                       -------------------------------   ------------------------------
                                        Average    Interest    Yield/     Average   Interest    Yield/
dollars in thousands                    Balance      (b)      Rate (c)    Balance      (b)     Rate (c)
                                       ---------   --------   --------   --------   --------   --------
ASSETS
Interest earning assets (a)
   Federal funds sold                  $  13,806    $   119     3.47%    $  9,955   $   126      5.07%
   Taxable securities                     51,150        601     4.73%      55,546       693      4.99%
   Tax exempt securities (b)              48,392        707     5.88%      38,278       557      5.82%
   Taxable loans                         652,255     11,302     6.97%     603,032    11,123      7.38%
   Tax exempt loans (b)                    2,685         44     6.56%       2,838        45      6.33%
                                       ---------    -------              --------   -------
      Total int. earning assets (b)      768,288     12,773     6.69%     709,649    12,544      7.07%
Less allowance for loan losses           (12,447)                          (7,868)
Other assets                              45,460                           57,487
                                       ---------                         --------
TOTAL ASSETS                           $ 801,301                         $759,268
                                       =========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW accounts                           $ 128,806        378     1.18%    $114,651       407      1.42%
Savings deposits                         182,061        896     1.98%     176,772     1,228      2.78%
CDs $100,000 and over                    122,874      1,415     4.63%     110,702     1,320      4.77%
Other interest bearing deposits          162,691      1,719     4.25%     148,753     1,603      4.31%
                                       ---------    -------              --------   -------
      Total int. bearing deposits        596,432      4,408     2.97%     550,878     4,558      3.31%
Short term borrowings                      1,046          7     2.69%         580         7      4.72%
Other borrowings                          44,039        523     4.79%      42,436       497      4.68%
                                       ---------    -------               -------   -------
      Total int. bearing liabilities     641,517      4,938     3.10%     593,894     5,062      3.41%
                                                    -------                         -------
Noninterest bearing deposits              80,591                           81,633
Other liabilities                          6,595                            8,908
Shareholders' equity                      72,757                           74,833
                                       ---------                          -------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $801,460                          $759,268
                                       =========                         ========
Net interest income (b)                               7,835                           7,482
                                                    -------                         -------
Net spread (b)                                                  3.59%                            3.66%
                                                                =====                            ====
Net yield on interest earning
   assets (b)                                                   4.10%                            4.22%
                                                                =====                            ====
Tax equivalent adjustment on
   interest income                                     (357)                           (191)
                                                    -------                         -------
Net interest income per income
   statement                                        $ 7,478                         $ 7,291
                                                    =======                         =======
Ratio of interest earning assets to
   interest bearing liabilities                                 1.20                             1.19
                                                               =====                             ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2008 and 2007 on a taxable equivalent basis, in thousands of dollars.

                              2008 Compared to 2007    2007 Compared to 2006
                               Increase (Decrease)      Increase (Decrease)
                                   Due To: (a)             Due To: (a)
                              ---------------------   ----------------------
                              Volume    Rate    Net   Volume   Rate     Net
                              ------   -----   ----   ------   ----   ------
Interest earned on:
   Federal funds sold          $ 40    $ (47)  $ (7)   $ 45    $ 10   $   55
   Taxable securities           (55)     (37)   (92)    (67)    229      162
   Tax exempt securities        145        5    150      18      16       34
   Taxable loans                841     (662)   179     870     210    1,080
   Tax exempt loans              (3)       2     (1)     (4)     --       (4)
                               ----    -----   ----    ----    ----   ------
      Total interest income    $968    $(739)  $229    $862    $465   $1,327
                               ====    =====   ====    ====    ====   ======

(continued)

                               2008 Compared to 2007    2007 Compared to 2006
                                Increase (Decrease)      Increase (Decrease)
                                    Due To: (a)             Due To: (a)
                              ----------------------   -----------------------
                              Volume    Rate    Net    Volume   Rate      Net
                              ------   -----   -----   ------   ----    ------
Interest paid on:
   NOW accounts                $ 46    $ (75)  $ (29)  $  (4)   $  57   $   53
   Savings deposits              35     (367)   (332)    (25)     259      234
   CDs $100,000 and over        136      (41)     95     357      168      525
   Other interest bearing
      deposits                  140      (24)    116     128      274      402
   Short term borrowings          4       (4)     --     (33)      (1)     (34)
   Other borrowings              17        9      26      33       20       53
                               ----    -----   -----   -----    -----   ------
      Total interest expense   $378    $(502)  $(124)  $ 456    $ 777   $1,233
                               ====    =====   =====   =====    =====   ======
Net change in net interest
   income                      $590    $(237)  $ 353   $ 406    $(312)  $   94
                               ====    =====   =====   =====    =====   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

Management continues to be concerned for economic conditions within the Nation, State of Michigan and the market areas of the Banks. In December of 2007, the Company identified adverse developments with respect to certain loans in the loan portfolios of its subsidiary banks, and in response to that determination, the Company increased its provision for loan losses during the fourth quarter, to address the risks within its loan portfolio. The action taken followed a thorough evaluation of the Company's entire commercial loan portfolio, and reflects the negative impact of the continued deterioration in the Southeast Michigan real estate markets and the economy in general. The review specifically included several of the Banks' residential real estate development and construction borrowers. In addition, certain other commercial borrowers not directly related to real estate development were identified as negatively impacted by the weakness in the housing sector.

Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. Generally, current lot sales by the developers/ borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers have also been reduced. This difficult operating environment, along with the additional loan carrying time has caused some borrowers to exhaust repayment sources. For the first quarter of 2008, the Banks have continued to closely watch the impact of economic circumstances on its loan clients. The Company's provision for loan loss for the first quarter of 2008 was $660,000, down $1.509 million for the first quarter of 2007, which included a special charge for one specific credit.

NONINTEREST INCOME

Noninterest income continues to contribute to the earnings growth of the Company. Total noninterest income improved 10.2% over the first quarter of 2007. Income from loan sales and servicing and ATM, debit and credit card fee income provided the largest percentage increases, improving 61.7% and 12.2%, respectively, over first quarter 2007 levels. Most other categories of noninterest income experienced modest growth during the quarter compared to the same period of 2007.

Service charges on deposit accounts were up 1.6% in the first quarter compared to the same quarter last year. This is consistent with the Company's growth in noninterest bearing deposits of 1.3% in the same period. No significant changes to service charge structure were implemented in the first quarter of 2008.

The Wealth Management Group of UBT continues to provide a steady contribution to the Company's income statement. Wealth Management income includes Trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 3.7% in the first quarter of 2008 compared to 2007, and was down 5.0% from the fourth quarter of last year. Substantially all of the decline since the previous quarter is a result of a decrease in market values of assets under management, as financial markets continue to experience turmoil. Assets managed by the department at March 31, 2008 were $717.2 million, up from $689.0 million at the end of the same quarter of 2007, but were down from $729.7 million at the end of 2007. Income from the sale of nondeposit investment products is derived from the sale of investments and insurance products to clients, including annuities, mutual funds and other investment vehicles.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. As the Company is conservative in its approach to valuation of mortgage servicing rights, no write-downs in mortgage servicing rights were required in 2007 or 2006 as a result of impairment or other reasons.

The Banks have continued to experience strong volume in conventional residential real estate mortgage loans, particularly in the volume of loans sold on the secondary market. Income from loan sales and servicing was up 61.7% in the first quarter of 2008 compared to the same period of 2007, and was up 19.9% over the fourth quarter of 2007. During the third quarter of 2007, the Company formed United Structured Finance ("USFC"), a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue will provide additional diversity to the Company's income stream going forward, and will provide additional financing alternatives to clients of the Banks as well as non-bank clients.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 12.2% in the most recent quarter compared to the same quarter of 2007, but were down 7.0% from the last quarter of 2007 due to seasonal activity fluctuations.

NONINTEREST EXPENSE

Total noninterest expenses were up 16.6% in the first quarter of 2008 compared to the same quarter of last year. Salaries and benefits are the organization's largest single area of expense, and for the quarter, provided the largest dollars of increase. During 2007, this category of expense was reduced due to lower amounts paid to co-workers for bonuses and 401(k) profit sharing contributions as a result of reduced earnings for 2007. For the first quarter of 2008, the Company's financial performance has allowed us to increase accruals for incentive compensation compared to prior year. In addition to the increased cost of benefits, the Company continues to selectively expand its staff, in order to provide for continued growth and client service within its market areas. As a result of all of these changes, salaries and employee benefits increased 22.2% over the same quarter of 2007 and 24.8% over the fourth quarter of last year.

Occupancy and equipment expense increased modestly in the first quarter of this year compared to 2007 levels, and reflects the Company's ongoing investment in technology and equipment. External data processing costs were up significantly over the same period of 2007, which included a large cost recovery from a vendor. Advertising and marketing expenses increased by 3.9% compared to the comparable quarter last year. The increase reflects the cost of expanded marketing and advertising presence in the communities served by the Banks, as well as continued development of the Company's brand. Director fees declined, and attorney, accounting and other professional fees were down 6.1% from 2007 levels.

Other expenses continue to increase over prior periods. Those expenses include FDIC insurance costs, fraud losses, losses on closed accounts and write-offs on the sale of property held as other real estate. These losses increased broadly across all categories compared to 2007, and the increase reflects a general trend in the economy and the industry.

FEDERAL INCOME TAX

The Company's effective tax rate for the first three months of 2008 was 26.1%, compared to 25.1% for the same period of 2007. The increase in the effective tax rate is relatively insignificant, and reflects variations in the percentage of total income that is comprised of tax-exempt income.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio decreased by $252,000 compared to the same period of 2007, but increased $4.8 million during the most recent quarter. During much of 2007, the Company has elected not to replace some maturing investments to fund additional loan growth. As a result of increased funding availability, a number of those investments were replaced in the first quarter of this year. The mix of the Company's investment portfolio has changed modestly during the past twelve months, as the percentage of investments held in treasury and agency securities have decreased while the percentages of mortgage backed agencies, municipal obligations and corporate securities have increased slightly.

The table below reflects the fair value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the current quarter for 2008 and 2007, and December 31, 2007.



                                    March 31, 2008        December 31, 2007       March 31, 2007
                                 --------------------   --------------------   --------------------
 In thousands of dollars         Balance   % of total   Balance   % of total   Balance   % of total
                                 -------   ----------   -------   ----------   -------   ----------
U.S. Treasury and agency
   securities                    $26,267      28.9%     $33,532      39.0%     $35,349      38.8%
Mortgage backed agency
   securities                     18,272      20.1%      13,051      15.2%     $12,858      14.1%
Obligations of states and
   political subdivisions         39,625      43.8%      36,128      42.1%      39,561      43.6%
Corporate, asset backed, and
   other securities                6,575       7.2%       3,187       3.7%       3,223       3.5%
                                 -------     -----      -------     -----      -------     -----
   Total Investment Securities   $90,739     100.0%     $85,898     100.0%     $90,991     100.0%
                                 =======     =====      =======     =====      =======     =====

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 36% of the municipal bond portfolio is issued by political subdivisions located within the Banks' market areas of Lenawee and Washtenaw Counties and Dundee, Michigan. There are currently no credit issues with any of the municipal bonds held in the Company's portfolio. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio at March 31, 2008 and 2007, in thousands of dollars.

                                                     2008     2007   Change
                                                   -------   -----   ------
Unrealized gains (losses) in:
U.S. Treasury and agency securities                $   286   $  13   $ 273
Mortgage backed agency securities                      241     (35)    276
Obligations of states and political subdivisions       584     149     435
Corporate, asset backed and other securities           (69)     81    (150)
                                                   -------   -----   -----
   Total investment securities                     $ 1,042   $ 208   $ 834
                                                   =======   =====   =====

LOANS

Gross portfolio loans have increased by $10.4 million in the first quarter of 2008, and $43.1 million from March 31, 2007, and the growth over the past twelve months is 7.0%. This increase has been caused by a 16.3% increase in the Company's business loan portfolio, partially offset by a 20.0% decline in construction and development loans over the past twelve months.

The makeup of the Company's portfolio continues to evolve, and the portfolio mix has changed modestly during the first three months of the year. Business loans and commercial mortgages increased as a percentage of total loans since December 31, 2007, while the percentages of the portfolio held in personal loans, residential mortgages and construction and development loans have declined.

The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                   March 31, 2008        December 31, 2007         March 31, 2007
                               ---------------------   ---------------------   ---------------------
                                Balance   % of total    Balance   % of total    Balance   % of total
                               --------   ----------   --------   ----------   --------   ----------
Total loans:
   Personal                    $ 98,293      15.0%     $ 98,075      15.2%     $ 91,840      15.0%
   Business loans, including
   commercial mortgages         389,332      59.4%      376,637      58.5%      334,628      54.7%
   Tax exempt                     2,648       0.4%        2,709       0.4%        3,054       0.5%
   Residential mortgage          83,746      12.8%       86,023      13.3%       81,283      13.3%
   Construction and
   development loans             80,946      12.4%       81,086      12.6%      101,040      16.5%
                               --------     -----      --------     -----      --------     -----
      Total portfolio loans    $654,965     100.0%     $644,530     100.0%     $611,845     100.0%
                               ========     =====      ========     =====      ========     =====

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

The following chart shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars.

                                                  3/31/08   12/31/07   3/31/07
                                                  -------   --------   -------
Nonaccrual loans                                  $13,253   $13,695    $10,629
Accruing loans past due 90 days or more             2,981     1,455        226
Troubled debt restructurings                           --        --         --
                                                  -------   -------    -------
   Total nonperforming loans                       16,234    15,150     10,855
Other real estate owned                             2,392     2,253      1,081
                                                  -------   -------    -------
   Total nonperforming assets                     $18,626   $17,403    $11,936
                                                  =======   =======    =======
Percent of nonperforming loans to total loans        2.48%     2.35%      1.77%
Percent of nonperforming assets to total assets      2.33%     2.19%      1.57%

Total nonperforming assets increased during the first quarter of 2008. Since December 31, 2007, nonaccrual loans have declined by $442,000 while delinquent loans increased by $1.5 million. The improvement in nonaccrual loans reflects the payoff or charge-off of some nonperforming loans during the quarter, while the increase in delinquency reflects the difficult operating environment facing certain borrowers of the Company. Collection efforts continue with all delinquent clients, in order to bring them back to performing status. Total nonperforming loans as a percent of total portfolio loans moved from 2.35% at the end of 2007 to 2.48% at the end of the first quarter of 2008.

Holdings of other real estate increased by $139,000 in the first quarter of the year. These holdings include eleven properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots, as well as commercial properties. One property is leased, and all are for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. The decline during the quarter reflects the charge-off of loans previously identified as impaired and specifically reserved. This resulted in a decline in the specific allowance on impaired loans of $617,000. The allowance was increased for the balance of the portfolio by $358,000 due to a combination of an increasing historical charge-off rate as well as an increase in loan balances, and that increase was slightly offset by an improvement in the concentration of construction and land development loans. The decrease in the specific reserves was the primary reason for the slight decrease in the allowance. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2008 and 2007 follows:

                                     2008     2007
                                   -------   ------
Balance at January 1               $12,306   $7,849
Loans charged off                     (945)    (137)
Recoveries credited to allowance        26        8
Provision charged to operations        660    1,509
                                   -------   ------
Balance at March 31                $12,047   $9,229
                                   =======   ======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2008 and 2007, and December 31, 2007.

                                       3/31/08   12/31/07   3/31/07
                                       -------   --------   -------
Business and commercial mortgage (1)   $10,688    $10,924    $8,223
Residential mortgage                       341        368       113
Personal                                 1,002        974       888
Unallocated                                 16         40         5
                                       -------    -------    ------
   Total                               $12,047    $12,306    $9,229
                                       =======    =======    ======

(1)  Includes commercial construction and development loans

The allocation method used takes into account specific allocations for identified credits and a three year historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

Within the Banks' loan portfolios, $22.1 million of impaired loans have been identified as of March 31, 2008, compared with $24.7 million as of December 31, 2007. The specific allowance for impaired loans was $5.4 million at March 31, 2008 and $6.1 million at December 31, 2007. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks' current analysis of losses inherent in their loan portfolios. Management continues to monitor the performance of the loan portfolios and will react to conditions as they develop. The use of third-party independent loan review for business loans and careful monitoring of loans by Management allows the Banks to identify potential issues within their loan portfolios. These factors help to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.

DEPOSITS

Deposit balances declined slightly during the first quarter of 2008, as the Company shifted its funding mix. Total deposits are 0.6% below year-end levels, but are $31.1 million, or 4.9%, above balances at March 31, 2007. Demand deposit balances increased during the quarter, while interest bearing deposits declined, contributing to a decrease in the Company's cost of funds for the quarter. Traditional deposit products continue to be an important part of the Company's product line, and the Banks continue their emphasis on gathering core deposits within their market areas without seeking substantial out of market funds. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients.

The table below shows the percentage makeup of the deposit portfolio as of March 31, 2008 and 2007, and December 31, 2007.

                               3/31/08   12/31/07   3/31/07
                               -------   --------   -------
Noninterest bearing deposits     12.4%     11.6%      12.8%
Interest bearing deposits        87.6%     88.4%      87.2%
                                -----     -----      -----
   Total deposits               100.0%    100.0%     100.0%
                                =====     =====      =====

                         LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY, CASH EQUIVALENTS AND BORROWED FUNDS

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2008 and 2007. Short-term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the first quarter of 2008, the Company procured $3.0 million in new advances and repaid $4,500,000 in matured borrowings, resulting in a decrease in total FHLB borrowings outstanding at March 31, 2008.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at March 31, 2008 and 2007, and December 31, 2007 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of March 31, 2008 and 2007, and December 31, 2007. Dollars are shown in thousands.

                                          Regulatory Guidelines        United Bancorp, Inc.
                                         -----------------------   ----------------------------
                                          Adequate       Well      3/31/08   12/31/07   3/31/07
                                         ----------   ----------   -------   --------   -------
Tier 1 capital to average assets             4%            5%          8.8%      8.7%       9.5%
Tier 1 capital to risk weighted assets       4%            6%         10.4%     10.5%      11.6%
Total capital to risk weighted assets        8%           10%         11.7%     11.8%      13.0%

Total shareholders' equity                                         $74,093   $72,967    $75,277
Intangible assets                                                   (3,469)   (3,469)    (3,469)
Disallowed servicing assets                                             --        --         --
Unrealized (gain) loss on securities
   available for sale                                                 (687)     (293)      (137)
                                                                   -------   -------    -------
   Tier 1 capital                                                   69,937    69,205     71,671
Allowable loan loss reserves                                         8,438     8,257      7,768
                                                                   -------   -------    ------
   Tier 1 and 2 capital                                            $78,375   $77,462    $79,439
                                                                   =======   =======    ======

                          CRITICAL ACCOUNTING POLICIES

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-26 to A-29 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

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

Company's Annual Report on Form 10-K for the year ended December 31, 2007, and generally include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; software failure, errors or miscalculations; and the vicissitudes of the national economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Based on the results of the simulation model as of March 31, 2008, the Company would expect a maximum potential reduction in net interest margin of less than 6% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

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

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended March 31, 2008 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). The number and timing of the repurchases are at the Company's sole discretion and the plan is periodically re-evaluated depending on market conditions, capital needs and other factors. In connection with this, the Company temporarily suspended activity in the plan in April 2008. The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                          Total                    Total Number of       Maximum Number
                          Number      Average    Shares Purchased as   of Shares that May
                        of Shares   Price Paid    a Part of Publicly    yet be Purchased
 Period in 2008         Purchased    per Share     Announced Plans       Under the Plan
 --------------         ---------   ----------   -------------------   ------------------
 January 1 - 31            2,633      $18.41             2,633               76,614
February 1 - 29            2,208       19.70             2,208               74,406
  March 1 - 31             5,300       19.44             5,300               69,106
                          ------                        ------
   Total this quarter     10,141      $19.23            10,141

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
April 25, 2008


/s/ Robert K. Chapman                   /s/ Randal J. Rabe
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Randal J. Rabe
President and Chief Executive Officer   Executive Vice President and Chief
(Principal Executive Officer)           Financial Officer
                                        (Principal Financial Officer)