Form 10-Q
period 2008-06-30
UNITED BANCORP INC /MI/
filed 2008-07-25
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 14, 2008, there were outstanding 5,052,443 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

ITEM NO.                          DESCRIPTION                           PAGE NO.
--------   ----------------------------------------------------------   --------
                         PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
           (a) Condensed Consolidated Balance Sheets                        3
           (b) Condensed Consolidated Statements of Income                  4
           (c) Condensed Consolidated Statements of Shareholders'
               Equity                                                       5
           (d) Condensed Consolidated Statements of Cash Flows              6
           (e) Notes to Condensed Consolidated Financial Statements         7
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations
           Background                                                      10
           Executive Summary                                               10
           Results of Operations                                           11
           Financial Condition                                             16
           Liquidity and Capital Resources                                 19
           Critical Accounting Policies                                    20
           Forward-Looking Statements                                      20
Item 3.    Quantitative and Qualitative Disclosures about Market Risk      20
Item 4.    Controls and Procedures                                         21

                          PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                               22
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     22
Item 4.    Submission of Matters to a Vote of Security Holders             22
Item 6.    Exhibits                                                        23
Signatures                                                                 23
Exhibits                                                                   24
   Exhibit 31.1
   Exhibit 31.2
   Exhibit 32.1

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (unaudited)                  (unaudited)
                                                                      June 30,    December 31,     June 30,
In thousands of dollars                                                 2008          2007           2007
-----------------------                                             -----------   ------------   -----------
ASSETS
Cash and demand balances in other banks                               $ 16,481      $ 17,996       $ 19,139
Federal funds sold                                                       2,050        11,130             --
                                                                      --------      --------       --------
   Total cash and cash equivalents                                      18,531        29,126         19,139
Securities available for sale                                           83,204        85,898         89,363
Loans held for sale                                                      5,249         5,770          6,009
Portfolio loans                                                        662,014       644,530        634,056
Less allowance for loan losses                                          13,008        12,306          7,561
                                                                      --------      --------       --------
   Net portfolio loans                                                 649,006       632,224        626,495
Premises and equipment, net                                             12,862        13,160         13,367
Goodwill                                                                 3,469         3,469          3,469
Bank-owned life insurance                                               12,194        11,961         11,721
Accrued interest receivable and other assets                            14,407        14,079         12,077
                                                                      --------      --------       --------
TOTAL ASSETS                                                          $798,922      $795,687       $781,640
                                                                      ========      ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                                $ 89,088      $ 77,878       $ 86,249
   Interest bearing                                                    579,966       593,659        570,618
                                                                      --------      --------       --------
      Total deposits                                                   669,054       671,537        656,867
Federal funds purchased and other short term borrowings                     --            --          2,800
FHLB advances payable                                                   51,462        44,611         42,136
Accrued interest payable and other liabilities                           4,954         6,572          4,336
                                                                      --------      --------       --------
TOTAL LIABILITIES                                                      725,470       722,720        706,139

COMMITMENT AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,052,443, 5,092,230, and 5,216,770 shares issued
   and outstanding                                                      67,179        67,860         70,407
Retained earnings                                                        6,346         4,814          5,319
Accumulated other comprehensive income (loss), net of tax                  (73)          293           (225)
                                                                      --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY                                              73,452        72,967         75,501
                                                                      --------      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $798,922      $795,687       $781,640
                                                                      ========      ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended    Six Months Ended
In thousands of dollars, except per share data               June 30,             June 30,
                                                        ------------------   -----------------
                                                          2008      2007      2008      2007
                                                        -------   --------   ------   --------
INTEREST INCOME
Interest and fees on loans                              $10,567    $11,853   $21,899   $23,007
Interest on securities
   Taxable                                                  554        633     1,154     1,326
   Tax exempt                                               368        378       732       759
Interest on federal funds sold                                2         16       122       142
                                                        -------    -------   -------   -------
   Total interest income                                 11,491     12,880    23,907    25,234

INTEREST EXPENSE
Interest on deposits                                      3,480      4,807     7,888     9,366
Interest on fed funds and other short term borrowings        69         80        76        87
Interest on FHLB advances                                   555        515     1,078     1,011
                                                        -------    -------   -------   -------
   Total interest expense                                 4,104      5,402     9,042    10,464
                                                        -------    -------   -------   -------
NET INTEREST INCOME                                       7,387      7,478    14,865    14,770
Provision for loan losses                                 1,650        710     2,310     2,219
                                                        -------    -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       5,737      6,768    12,555    12,551

NONINTEREST INCOME
Service charges on deposit accounts                         894        878     1,717     1,688
Wealth Management fee income                              1,144      1,174     2,313     2,388
Gains on securities transactions                             51         --       104         1
Income from loan sales and servicing                        808        393     1,417       769
ATM, debit and credit card fee income                       591        532     1,120     1,004
Income from bank-owned life insurance                       118        116       233       222
Other income                                                160        245       400       475
                                                        -------    -------   -------   -------
   Total noninterest income                               3,766      3,338     7,304     6,547
NONINTEREST EXPENSE
Salaries and employee benefits                            4,063      3,735     8,470     7,342
Occupancy and equipment expense, net                      1,215      1,197     2,459     2,417
External data processing                                    460        432       876       723
Advertising and marketing                                   316        301       691       662
Attorney, accounting and other professional fees            235        324       468       573
Director fees                                               107        116       215       233
Other expenses                                              852        885     1,871     1,730
                                                        -------    -------   -------   -------
   Total noninterest expense                              7,248      6,990    15,050    13,680
                                                        -------    -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                          2,255      3,116     4,809     5,418
Federal income tax                                          560        849     1,226     1,425
                                                        -------    -------   -------   -------
NET INCOME                                              $ 1,695    $ 2,267   $ 3,583   $ 3,993
                                                        =======    =======   =======   =======
Basic and diluted earnings per share                    $  0.33    $  0.43   $  0.70   $  0.75
Cash dividends declared per share of common stock       $  0.20    $  0.20   $  0.40   $  0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                            Three Months Ended     Six Months Ended
In thousands of dollars                                          June 30,              June 30,
                                                           -------------------   -------------------
                                                             2008       2007       2008       2007
                                                           --------   --------   --------   --------
TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                             $ 74,093   $ 75,277   $ 72,967   $ 74,536

Net Income                                                    1,695      2,267      3,583      3,993
Other comprehensive income:
   Net change in unrealized gains (losses) on securities
      available for sale, net of reclass adjustments for
      realized gains (losses) and related taxes                (760)      (362)      (366)      (293)
                                                           --------   --------   --------   --------
Total comprehensive income                                      935      1,905      3,217      3,700

Cash dividends paid                                          (1,010)    (1,046)    (2,028)    (2,043)
Purchase of common stock                                       (636)      (865)      (831)    (1,086)
Other common stock transactions                                  70        230        127        394
                                                           --------   --------   --------   --------
Balance at end of period                                   $ 73,452   $ 75,501   $ 73,452   $ 75,501
                                                           ========   ========   ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In thousands of dollars                                                       Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              2008        2007
                                                                            --------   ---------
Cash Flows from Operating Activities
Net income                                                                  $  3,583   $  3,993

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization                                                    737        750
Provision for loan losses                                                      2,310      2,219
Gain on sale of loans                                                         (1,208)      (591)
Proceeds from sales of loans originated for sale                              67,772     40,388
Loans originated for sale                                                    (66,043)   (40,034)
(Gains) on securities transactions                                              (104)        (1)
Deferred income taxes                                                             18       (109)
Stock option expense                                                              75        100
Increase in cash surrender value of bank-owned life insurance                   (233)      (222)
Change in investment in limited partnership                                     (178)      (134)
Change in accrued interest receivable and other assets                          (736)      (109)
Change in accrued interest payable and other liabilities                      (1,398)    (2,755)
                                                                            --------   --------
Net cash from operating activities                                             4,595      3,495

Cash Flows from Investing Activities

Securities available for sale
   Purchases                                                                 (31,984)    (1,848)
   Sales                                                                         203         --
   Maturities and calls                                                       31,507      5,200
   Principal payments                                                          2,525      2,725
Net change in portfolio loans                                                (18,637)   (40,927)
Premises and equipment expenditures                                             (365)      (826)
                                                                            --------   --------
Net cash from (used in) investing activities                                 (16,751)   (35,676)

Cash Flows from Financing Activities
Net change in deposits                                                        (2,483)    28,865
Net change in short term borrowings                                               --      2,723
Proceeds from other borrowings                                                13,000     22,030
Principal payments on other borrowings                                        (6,149)   (20,839)
Purchase of common stock                                                        (831)    (1,086)
Proceeds from other common stock transactions                                     52        294
Cash dividends paid                                                           (2,028)    (2,043)
                                                                            --------   --------
Net cash from financing activities                                             1,561     29,944
                                                                            --------   --------
Net change in cash and cash equivalents                                      (10,595)    (2,237)

Cash and cash equivalents at beginning of year                                29,126     21,376
                                                                            --------   --------
Cash and cash equivalents at end of period                                  $ 18,531   $ 19,139
                                                                            ========   ========
Supplemental Disclosure of Cash Flow Information:
Interest paid                                                               $  9,864   $ 10,154
Income tax paid                                                                  913      2,322
Loans transferred to other real estate                                           455        355

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company paid a 100% stock dividend on May 31, 2007. Accordingly all share and per-share data has been restated to reflect the stock dividend for the periods presented.

NOTE 2 - STOCK OPTIONS

The Company's 2005 Stock Option Plan (the "2005 Plan") is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2008. The 2005 Plan replaced the 1999 Stock Option Plan (the "1999 Plan"), under which no more options are to be granted.

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

                               Options     Weighted Avg.
Stock Options                Outstanding   Exercise Price
-------------                -----------   --------------
Balance at January 1, 2008     305,113         $26.22
Options granted                 62,800          19.71
Options exercised                   --             --
Options forfeited              (16,802)         24.73
                               -------
Balance at June 30, 2008       351,111         $25.13
                               =======

Total options granted during the six-month period ended June 30, 2008 were 62,800, and the weighted fair value of the options granted was $2.07. For stock options outstanding at June 30, 2008, the range of average exercise prices was $17.06 to $32.14 and the weighted average remaining contractual term was 6.83 years. At June 30, 2008, 239,662 options are exercisable under the Plans. The Company has recorded $75,000 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2008. As of the end of the second quarter of 2008, unrecognized compensation expense related to the stock options totaled $201,505 and is expected to be recognized over three years.

At June 30, 2008, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the second quarter and the exercise price, multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2008. No options were exercised during the quarter ended June 30, 2008.

NOTE 3 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $296,687,000 and $232,048,000 at the end of June, 2008 and 2007, and the
balance of loans serviced for others related to servicing rights that have been capitalized was $294,358,000 and $230,172,000 at June 30, 2008 and 2007. Loans
servicing rights consist primarily of mortgage servicing rights, but include a small number of commercial loans which the Company has sold but retains servicing. Loan servicing rights activity for the six months ended June 30, 2008 and 2007 is shown in the table below.

In thousands of dollars             2008     2007
-----------------------           -------   ------
Balance at January 1              $1,723    $1,541
Amount capitalized year to date      497       132
Amount amortized year to date       (149)     (110)
                                  ------    ------
Balance at June 30                $2,071    $1,563
                                  ======    ======

No valuation allowance was considered necessary for loan servicing rights at period end 2008 and 2007.

NOTE 4 - COMMON STOCK AND EARNINGS PER SHARE

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

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
In thousands of dollars, except share data            2008         2007         2008         2007
------------------------------------------         ----------   ----------   ----------   ----------
Net income                                         $    1,695   $    2,267   $    3,583   $    3,993
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       5,052,443    5,228,383    5,070,622    5,238,622
   Weighted average contingently issuable shares       57,241       59,731       56,889       60,083
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,109,684    5,288,114    5,127,511    5,298,705
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $     0.33   $     0.43   $     0.70   $     0.75
                                                   ==========   ==========   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 5,109,684    5,288,114    5,127,511    5,298,705
   Dilutive effect of stock options                        --           --           --           --
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,109,684    5,288,114    5,127,511    5,298,705
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $     0.33   $     0.43   $     0.70   $     0.75
                                                   ==========   ==========   ==========   ==========

A total of 340,175 and 197,851 shares for the three month periods ended June 30, 2008 and 2007 and 324,631 and 275,524 shares for the six month periods ended June 30, 2008 and 2007, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

In February of 2007, the Company announced a program to repurchase up to 260,000 shares (adjusted for stock dividend) of its common stock through open market purchases. Information regarding activity in this program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

NOTE 5 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of those instruments under the valuation hierarchy.

     Available-for-sale Securities

     Level 2 securities include U.S. Treasury and agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. Currently, all of the Company's securities are considered to be Level 2 securities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of those instruments under the valuation hierarchy.

     Impaired Loans

     Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. During the second quarter and first six months of 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the second quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $9.5 million. Year to date changes resulted in a balance, net of specific allowance, of $10.2 million at June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

NOTE 6 - ACCOUNTING DEVELOPMENTS

In December, 2007, FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements and SFAS 141R, Business Combinations. Both are effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact of these Statements, but does not believe that either will have a material impact on its financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and six month periods ended June 30, 2008 and 2007.

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

The Company owns a structured finance company that was established in the third quarter of 2007. United Structured Finance ("USFC") is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans is included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Banks as well as non-bank clients.

Unemployment for the State of Michigan at the end of May, 2008 was 8.5%, and as a result, the State retains its position with the highest unemployment level among the fifty states. The Lenawee County unemployment rate of 9.7% is above the State's average level, while the Washtenaw County unemployment rate of 6.0% increased from 5.0% at the end of February. This caused the Washtenaw County ranking to move from the lowest in the State to the fifth-lowest. The ongoing economic issues in Michigan have continued to have an impact on earnings of the Company. The Company's rate of growth continues to slow and loan quality has deteriorated, particularly in the areas of construction and residential real estate development. Management is actively addressing the quality issues in the loan portfolios while continuing efforts to gain market share in challenging local economic conditions.

                               EXECUTIVE SUMMARY

United Bancorp, Inc. net income for the second quarter of 2008 declined by 25.2% from the level achieved in the same quarter of 2007. For the first six months of 2008, net income is 10.3% below that of the same period of 2007. Economic conditions continue to impact earnings of the Company, as net interest income continues to tighten and credit quality concerns have resulted in additional increases in the provision for loan losses.

Earnings per share of $.33 for the quarter was down from $.43 per share for the same period last year. Year to date basic and diluted earnings per share for 2008 is $.70, down from $.75 for the same period of 2007. Return on average assets declined to 0.86% for the quarter, down from 1.18% last year, and year to date ROA of 0.90% is below 2007 levels of 1.05%. Return on average shareholders' equity for the second quarter of this year was 9.29%, compared to 12.11% for the same period of 2007, and year to date ROE of 9.82% is below the 10.75% level of last year.

Total consolidated assets of the Company of $798.9 million at June 30, 2008 were up 2.2% from the same period last year, and increased by $1.0 million during the most recent quarter. At the end of June, gross portfolio loan balances reached $662.0 million, while deposits grew to $669.1 million.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY AND KEY RATIOS

Consolidated net income for the second quarter of 2008 of $1.695 million was down from $2.267 million for the same quarter of last year, and year to date net income of $3.583 million is down from $3.993 million for the first six months of 2007. The Company's net interest income has remained relatively flat over the past five quarters, in spite of continued growth of the Company. The Company's provision for loan losses for the second quarter of this year was significantly higher than the levels for the first quarter of this year and the second quarter of last year. Noninterest income improved over prior periods, while noninterest expenses have increased compared to the same quarter of last year. The following table shows the trends of the major components of earnings for the five most recent quarters.

                                                    2008                     2007
                                             -----------------   ---------------------------
in thousands of dollars, where appropriate   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr
                                             -------   -------   -------   -------   -------
Net interest income                          $7,387    $7,478    $ 7,411   $7,580    $7,478
Provision for loan losses                     1,650       660      5,801      618       710
Noninterest income                            3,766     3,537      3,567    3,538     3,338
Noninterest expense                           7,248     7,802      6,613    7,267     6,990
Federal income tax provision                    560       665       (686)     895       849
Net income (loss)                             1,695     1,888       (750)   2,339     2,267
Earnings (loss) per share (a)                $ 0.33    $ 0.37    $ (0.15)  $ 0.45    $ 0.43
Return on average assets (b)                   0.86%     0.94%     -0.37%    1.18%     1.18%
Return on average shareholders' equity (b)     9.29%    10.35%     -3.97%   12.32%    12.11%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

NET INTEREST INCOME

As a financial services holding company, United Bancorp, Inc. derives the greatest portion of its income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. However, beginning in September of 2007, the Federal Open Market Committee began lowering short-term rates, and in the fourth quarter of 2007, the yield curve regained its normal shape. During the first half of 2008, the FOMC continued its lowering of short-term rates, with declines of 225 basis points within a four-month period. During that period, the Company has been able to lower its cost of deposits, but not to the degree that the shifting yield curve would indicate.

The Company's interest income decreased 10.8% in the second quarter of 2008 over the same quarter of 2007, while interest expense decreased 24.0% over the same timeframe. The net result was a decrease of 1.2% in net interest income. Year to date net interest income grew less than 1% from the first six months of 2007, with interest income declining 5.3% while interest expense declined 13.6%.

Tax-equivalent yields on earning assets declined to 6.47% for the first six months of 2008, down from 7.16% for the same period of 2007. During that same timeframe, the Company's average cost of funds declined by sixty-four basis points, and tax equivalent spread declined from 3.66% to 3.61%. Net interest margin experienced similar declines, moving from 4.23% to 4.10% for comparable six-month periods of 2008 and 2007.

The table below provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the compression of spread and net interest margin. The table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended June 30 2008 and 2007.

                                                         Six Months Ended June 30,
                                      --------------------------------------------------------------
dollars in thousands                               2008                             2007
--------------------                  ------------------------------   ------------------------------
                                       Average   Interest    Yield/     Average   Interest    Yield/
ASSETS                                 Balance     (b)      Rate (c)    Balance      (b)     Rate (c)
------                                --------   --------   --------   --------   --------   --------
Interest earning assets (a)
   Federal funds sold                 $  7,149    $   121     3.42%       5,542    $   142     5.12%
   Taxable securities                   49,295      1,154     4.71%      54,118      1,326     4.90%
   Tax exempt securities (b)            48,890      1,427     5.87%      37,992      1,109     5.84%
   Taxable loans                       657,277     21,841     6.68%     615,024     22,936     7.46%
   Tax exempt loans (b)                  2,646         85     6.47%       3,132        104     6.63%
                                      --------    -------               -------    -------
      Total int. earning assets (b)    765,257     24,629     6.47%     715,808     25,617     7.16%
Less allowance for loan losses         (12,296)                          (8,144)
Other assets                            44,853                           55,758
                                      --------                          -------
TOTAL ASSETS                          $797,815                         $763,422
                                      ========                         ========

                                                         Six Months Ended June 30,
                                      --------------------------------------------------------------
                                                   2008                             2007
                                      ------------------------------   -----------------------------
dollars in thousands                   Average   Interest    Yield/    Average   Interest    Yield/
(CONTINUED)                            Balance      (b)     Rate (c)   Balance      (b)     Rate (c)
--------------------                  --------   --------   --------   -------   --------   --------
LIABILITIES AND SHAREHOLDERS'
   EQUITY
NOW and savings deposits               307,781      2,200     1.44%     288,096     3,286     2.30%
CDs $100,000 and over                  118,463      2,596     4.41%     114,061     2,759     4.84%
Other interest bearing deposits        157,486      3,092     3.95%     150,503     3,320     4.41%
                                      --------    -------              --------   -------
   Total int. bearing deposits         583,730      7,888     2.72%     552,660     9,365     3.39%
Short term borrowings                    6,311         76     2.41%       3,237        87     5.37%
Other borrowings                        46,246      1,079     4.69%      43,031     1,012     4.70%
                                      --------    -------              --------   -------
   Total int. bearing liabilities      636,287      9,042     2.86%     598,928    10,464     3.49%
                                                  -------                         -------
Noninterest bearing deposits            82,439                           82,113
Other liabilities                        6,265                            7,452
Shareholders' equity                    72,823                           74,929
                                      --------                         --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY               $797,815                         $763,422
                                      ========                         ========
Net interest income (b)                            15,587                          15,153
                                                  -------                         -------
Net spread (b)                                                3.61%                           3.66%
                                                              ====                            ====
Net yield on interest earning
      assets (b)                                              4.10%                           4.23%
                                                              ====                            ====
Tax equivalent adjustment on
      interest income                                (722)                           (383)
                                                  -------                         -------
Net interest income per income
      statement                                   $14,865                         $14,770
                                                  =======                         =======
Ratio of interest earning assets to
      interest bearing liabilities                            1.20                            1.20
                                                              ====                            ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.

(c)  Annualized

The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2008 and 2007 on a taxable equivalent basis, in thousands of dollars.

                                        2008 Compared to 2007       2007 Compared to 2006
                                     --------------------------   ------------------------
                                         Increase (Decrease)         Increase (Decrease)
                                             Due To: (a)                 Due To: (a)
                                     --------------------------   ------------------------
                                     Volume     Rate      Net     Volume    Rate      Net
                                     ------   -------   -------   ------   -----    ------
Interest earned on:
   Federal funds sold                $   35   $   (55)  $   (20)  $  (64)  $   14   $  (50)
   Taxable securities                  (119)      (53)     (172)    (169)     387      218
   Tax exempt securities                312         6       318       86       18      104
   Taxable loans                      1,463    (2,557)   (1,094)   2,075      391    2,466
   Tax exempt loans                     (16)       (3)      (19)       2        5        7
                                     ------   -------   -------   ------   ------   ------
      Total interest income          $1,675   $(2,662)  $  (987)  $1,930   $  815   $2,745
                                     ======   =======   =======   ======   ======   ======
Interest paid on:
   Now and savings deposits             216    (1,302)   (1,086)      (1)     534      533
   CDs $100,000 and over                 99      (262)     (163)     626      307      933
   Other interest bearing deposits      144      (373)     (229)     215      519      734
   Short term borrowings                 54       (65)      (11)      40        6       46
   Other borrowings                      70        (3)       67       69       36      105
                                     ------   -------   -------   ------   ------   ------
      Total interest expense         $  583   $(2,005)  $(1,422)  $  949   $1,402   $2,351
                                     ======   =======   =======   ======   ======   ======
Net change in net interest income    $1,092   $  (657)  $   435   $  981   $ (587)  $  394
                                     ======   =======   =======   ======   ======   ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

Management continues to be concerned for economic conditions within the Nation, State of Michigan and the market areas of the Banks, as the Michigan economy endures its third year of recession. In the second quarter of 2008, the Company identified adverse developments with respect to certain loans in the loan portfolios of its subsidiary banks, and in response to that determination, the Company increased its provision for loan losses during the quarter, to address the risks within its loan portfolio. The action reflects the negative impact of the continued deterioration in the Southeast Michigan real estate markets and the economy in general.

Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. Generally, current lot sales by the developers/ borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. This difficult operating environment, along with the additional loan carrying time has caused some borrowers to exhaust repayment sources. For the second quarter of 2008, the impact of these economic conditions have spread to other borrowers, less directly related to real estate development. The Banks have continued to closely watch the impact of economic circumstances on their loan clients. The Company's provision for loan loss for the second quarter of 2008 was $1.65 million, up from $710,000 for the second quarter of 2007. The Company's year to date provision of $2.31 million is 4.1% higher than its provision for the first half of 2007.

NONINTEREST INCOME

Noninterest income continues to contribute to the earnings of the Company. Total noninterest income improved 12.8% over the same quarter of 2007, and for the first six months of this year, is 11.6% higher than the first half of 2007. Income from loan sales and servicing and ATM, debit and credit card fee income provided considerable increases over the same quarter of last year. Most other categories of noninterest income experienced modest growth during the quarter and year to date compared to the same periods of 2007.

Service charges on deposit accounts were up 1.8% in the second quarter compared to the same quarter last year, and year to date service charges are up 1.7% over the first six months of 2007. This is consistent with the Company's growth in total deposits of 1.9% over the past year. No significant changes to service charge structure were implemented in the second quarter of 2008.

The Wealth Management Group of UBT continues to provide a steady contribution to the Company's income statement. Wealth Management income includes Trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 2.6% in the second quarter of 2008 compared to 2007, and was down 3.1% year to date. Substantially all of the decline is a result of a decrease in market values of assets under management, as financial markets continue to experience declines. Assets managed by the department at June 30, 2008 were $701.4 million, down from $727.6 million at the end of the same quarter of 2007 and down from $729.7 million at the end of 2007. Income from the sale of nondeposit investment products is derived from the sale of investments and insurance products to clients, including annuities, mutual funds and other investment products.

The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. No write-downs in mortgage servicing rights were required in 2008 or 2007 as a result of impairment or other reasons.

The Banks continue to experience strong volume in conventional residential real estate mortgage loans, particularly with regard to the volume of loans sold on the secondary market. Income from loan sales and servicing was up 105.6% in the second quarter of 2008 compared to the same period of 2007, and year to date, is up 84.3% over the first half of 2007. During the third quarter of 2007, the Company formed United Structured Finance ("USFC"), a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market, and gains on the sale of those loans contributed to the increase income from loan sales and servicing for the current quarter. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients and non-clients of the Banks.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate twenty ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 11.1% in the most recent quarter compared to the same quarter of 2007, and are up 11.6% year to date over 2007. At the same time, income from bank owned life insurance has increased slightly, and other income has declined. Other income generally includes other service charges and fees, as well as nonrecurring income.

NONINTEREST EXPENSE

Total noninterest expenses were up 3.7% in the second quarter of 2008 compared to the same quarter of last year, and are up 10.0% year to date. Salaries and benefits are the organization's largest single area of expense, and for the quarter, provided the largest dollars of increase. In addition to the increased cost of employee benefits, the Company continues to selectively expand its staff, in order to provide for continued growth and client service within its market areas. As a result of all of these changes, salaries and employee benefits increased 8.8% over the same quarter of 2007 and 15.4% over the first half of last year.

Occupancy and equipment expense increased modestly in the second quarter and year to date compared to 2007 levels, and reflects the Company's ongoing investment in technology and equipment. External data processing costs were up significantly over the first half of 2007, which included a large cost recovery from a vendor. Advertising and marketing expenses increased by 5.0% for the quarter and 4.4% year to date compared to the comparable periods last year. The increase reflects the cost of expanded marketing and advertising presence in the communities served by the Banks, as well as continued development of the Company's brand. Director fees and attorney, accounting and other professional fees were down from the comparable quarter and six month periods of 2007.

Other expenses were also down for the quarter, but were up year to date compared to 2007 levels. Those expenses include FDIC insurance costs, fraud losses, losses on closed accounts and write-offs on the sale of property held as other real estate. These losses increased broadly across all categories compared to 2007, and the increase reflects a general trend in the economy and the industry.

FEDERAL INCOME TAX

The Company's effective tax rate for the first six months of 2008 was 25.5%, compared to 26.3% for the same period of 2007. The decrease in the effective tax rate is the result of the benefits received from the Company's investment in tax exempt assets and resulting tax exempt income, as well as an increase in the proportional level of tax-exempt income to total income.

                              FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio decreased by $6.2 million from June 30, 2007 and $2.7 million from the end of last year. During recent quarters, the Company has elected not to replace some maturing investments to fund additional loan growth. The mix of the Company's investment portfolio has shifted during the past twelve months, as the percentage of investments held in treasury and agency securities has declined while the percentages of mortgage backed agencies, municipal obligations and corporate securities have increased. The table below reflects the fair value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the current quarter for 2008 and 2007, and December 31, 2007.

In thousands of dollars             June 30, 2008         December 31, 2007        June 30, 2007
                                 --------------------   --------------------   --------------------
                                 Balance   % of total   Balance   % of total   Balance   % of total
                                 -------   ----------   -------   ----------   -------   ----------
U.S. Treasury and agency
   securities                    $22,240     26.7%      $33,532      39.0%     $36,158      40.5%
Mortgage backed agency
   securities                     15,853     19.1%       13,051      15.2%     $11,217      12.6%
Obligations of states and
   political subdivisions         39,460     47.4%       36,128      42.1%      38,743      43.3%
Corporate, asset backed, and
   other securities                5,651      6.8%        3,187       3.7%       3,245       3.6%
                                 -------   ----------   -------   ----------   -------   ----------
   Total Investment Securities   $83,204     100.0%     $85,898     100.0%     $89,363     100.0%
                                 =======   ==========   =======   ==========   =======   ==========

The Company is conservative in its investments, preferring to concentrate its risks within the loan portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 48% of the municipal bond portfolio is issued by political subdivisions located within the Banks' market areas of Lenawee and Washtenaw Counties and Dundee, Michigan. There are currently no credit issues with any of the municipal bonds held in the Company's portfolio. The Company's portfolio contains no "high risk" mortgage securities or structured notes.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The table below summarizes unrealized gains and losses in each category of the portfolio at June 30, 2008 and 2007, in thousands of dollars.

                                                    2008    2007   Change
                                                   -----   -----   ------
Unrealized gains (losses) in:
U.S. Treasury and agency securities                $ 102   $ (78)  $ 180
Mortgage backed agency securities                    (51)    (38)    (13)
Obligations of states and political subdivisions     (37)   (328)    291
Corporate, asset backed and other securities        (125)    103    (228)
                                                   -----   -----   -----
   Total investment securities                     $(111)  $(341)  $ 230
                                                   =====   =====   =====

LOANS

Gross portfolio loans have increased by $7.0 million in the second quarter of 2008, and $28.0 million from June 30, 2007, and the growth over the past twelve months is 4.4%. This increase has resulted from a 7.6% increase in the Company's business loan portfolio and growth of 5.8% in personal loan balances, while residential mortgage balances are relatively unchanged and construction and land development loans are down 4.1% over the past twelve months.

The makeup of the Company's portfolio continues to evolve, and the portfolio mix has changed modestly during the first half of the year. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

   In thousands of dollars           June 30, 2008         December 31, 2007         June 30, 2007
                                 ---------------------   ---------------------  ---------------------
Total loans:                     Balance    % of total   Balance    % of total   Balance    % of total
                                 --------   ----------   --------   ----------   --------   ---------
   Personal                      $102,186      15.4%     $ 98,075      15.2%     $ 96,556     15.2%
   Business loans, including
      commercial mortgages        389,386      58.8%      376,637      58.5%      361,916     57.1%
   Tax exempt                       2,590       0.4%        2,709       0.4%        2,944      0.5%
   Residential mortgage            84,676      12.8%       86,023      13.3%       85,391     13.5%
   Construction and
      development loans            83,176      12.6%       81,086      12.6%       86,758     13.7%
                                 --------   ----------   --------   ----------   --------   ---------
         Total portfolio loans   $662,014     100.0%     $644,530     100.0%     $634,056    100.0%
                                 ========   ==========   ========   ==========   ========   =========

CREDIT QUALITY

The Company continues to actively monitor delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The following table shows the aggregate amount of the Company's nonperforming assets by type, in thousands of dollars. For purposes of this summary, loans renewed on market terms existing at the time of renewal are not considered troubled debt restructurings.

In thousands of dollars                                   6/30/08   12/31/07   6/30/07
                                                          -------   --------   -------
Nonaccrual loans                                          $15,716    $13,695    $7,261
Accruing loans past due 90 days or more                     1,812      1,455       253
Troubled debt restructurings                                   --         --        --
                                                          -------   --------   -------
   Total nonperforming loans                               17,528     15,150     7,514
Other assets owned                                          2,735      2,253     1,146
                                                          -------   --------   -------
   Total nonperforming assets                             $20,263    $17,403    $8,660
                                                          =======   ========   =======
Percent of nonperforming loans to total portfolio loans      2.65%      2.35%     1.19%
Percent of nonperforming assets to total assets              2.54%      2.19%     1.11%

Total nonaccrual loans have increased by $2.0 million since the end of 2007, while delinquent loans have increased by $357,000. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in delinquency reflects the difficult operating environment facing certain borrowers of the Company. Collection efforts continue with all delinquent clients, in order to bring them back to performing status. Total nonperforming loans as a percent of total portfolio loans moved from 2.35% at the end of 2007 to 2.65% at the end of the second quarter of 2008.

Holdings of other assets owned increased by $482,000 since the end of 2007. Other real estate owned includes sixteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots, as well as commercial properties. Two properties are leased, and all are for sale. Also included in these totals are other assets owned of $27,400, consisting of motor vehicles and one mobile home. These assets are also for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. The year to date increase reflects in part the recognition of additional loans identified as impaired, as well as a combination of an increasing historical charge-off rate and an increase in loan balances. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2008 and 2007 follows:

                                     2008      2007
                                   --------   -------
Balance at January 1               $ 12,306   $ 7,849
Loans charged off                    (1,659)   (2,565)
Recoveries credited to allowance         51        58
Provision charged to operations       2,310     2,219
                                   --------   -------
Balance at June 30                 $ 13,008   $ 7,561
                                   ========   =======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of June 30, 2008 and 2007, and December 31, 2007. The allocation method used takes into account specific allocations for identified credits and a three year historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

                                      6/30/08   12/31/07   6/30/07
                                      -------   --------   -------
Business and commercial mortgage (1)  $11,448   $ 10,924   $ 6,435
Residential mortgage                      357        368       126
Personal                                1,203        974     1,022
Unallocated                                --         40       (22)
                                      -------   --------   -------
   Total                              $13,008   $ 12,306   $ 7,561
                                      =======   ========   =======

(1)  Includes commercial construction and development loans

Within the Banks' loan portfolios, $23.0 million of impaired loans have been identified as of June 30, 2008, compared with $24.7 million as of December 31, 2007, and the specific allowance for impaired loans was $5.7 million at June 30, 2008, compared to $6.1 million at December 31, 2007. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks' current analysis of losses inherent in their loan portfolios. Management continues to monitor the performance of the loan portfolios and will react to conditions as they develop. The use of third-party independent loan review for business loans and careful monitoring of loans by Management allows the Banks to identify potential issues within their loan portfolios. These factors help to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.

DEPOSITS

Deposit balances increased by $1.5 million during the most recent quarter, but have declined $2.5 million since the end of 2007, as the Company continues to shift its funding mix. Noninterest bearing deposit balances have grown by $11.2 million since the end of 2007, while interest bearing deposits have declined $13.7 million during the same period. However, compared to June 30, 2007, demand deposits are up just $2.8 million, while interest bearing deposits have increased by $9.3 million. Traditional deposit products continue to be an important part of the Company's product line, and the Banks continue their emphasis on gathering core deposits within their market areas without seeking substantial out of market funds. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients.

The table below shows the percentage makeup of the deposit portfolio as of June 30, 2008 and 2007, and December 31, 2007.

                               6/30/08   12/31/07   6/30/07
                               -------   --------   -------
Noninterest bearing deposits    13.3%      11.6%     13.1%
Interest bearing deposits       86.7%      88.4%     86.9%
                               -------   --------   -------
   Total deposits              100.0%     100.0%    100.0%
                               =======   ========   =======

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

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the second quarter of 2008, the Banks procured $10.0 million in new advances and repaid $1,000,000 in matured borrowings, resulting in an increase in total FHLB borrowings outstanding at June 30, 2008.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at June 30, 2008 and 2007, and December 31, 2007 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of June 30, 2008 and 2007, and December 31, 2007. Dollars are shown in thousands.

                                         Regulatory Guidelines      United Bancorp, Inc.
                                         ---------------------   ----------------------------
                                          Adequate      Well     6/30/08   12/31/07   6/30/07
                                         ----------   --------   -------   --------   -------
Tier 1 capital to average assets             4%          5%          8.8%     8.7%        9.5%
Tier 1 capital to risk weighted assets       4%          6%         10.4%    10.5%       11.2%
Total capital to risk weighted assets        8%         10%         11.6%    11.8%       12.3%
Total shareholders' equity                                       $73,452   $ 72,967   $75,501
Intangible assets                                                 (3,469)    (3,469)   (3,469)
Disallowed servicing assets                                           --         --        --
Unrealized (gain) loss on securities
   available for sale                                                 73       (293)      225
                                                                 -------   --------   -------
   Tier 1 capital                                                 70,056     69,205    72,257
Allowable loan loss reserves                                       8,507      8,257     7,561
                                                                 -------   --------   -------
   Tier 1 and 2 capital                                          $78,563   $ 77,462   $79,818
                                                                 =======   ========   =======

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

Based on the results of the simulation model as of June 30, 2008, the Company would expect a maximum potential reduction in net interest margin of less than 5% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

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

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended June 30, 2008 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the

Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). The number and timing of the repurchases are at the Company's sole discretion and the plan is periodically re-evaluated depending on market conditions, capital needs and other factors. In connection with this, the Company temporarily suspended activity in the plan in April 2008. The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

                        Total No.    Average
                        of Shares   Price Paid
Period in 2008          Purchased    per Share   Total (1)   Maximum (2)
--------------          ---------   ----------   ---------   -----------
April 1 - 30              32,500      $19.56       32,500       36,606
May 1 - 31                     0          --            0       36,606
June 1 - 30                   --          --           --       36,606
                          ------                   ------
   Total this quarter     32,500      $19.56       32,500       36,606

(1)  Total number of shares purchased as a part of publicly announced plans

(2)  Maximum number of shares that may yet be purchased under the plan

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on April 15, 2008. At that meeting, election of directors was the only matter submitted to a vote of the shareholders. There were 5,091,451 voting shares outstanding on April 15, 2008. The following incumbent directors were re-elected to three-year terms:

                       Action        For      Withheld
                     ----------   ---------   --------
Stephanie H. Boyse   re-elected   3,476,877    109,120
John H. Foss         re-elected   3,456,993    132,420
David S. Hickman     re-elected   3,452,637    133,360

Directors James D. Buhr, Joseph D. Butcko, Robert K. Chapman, James C. Lawson, Robert G. Macomber, Donald J. Martin, David E. Maxwell, and Kathryn M. Mohr hold terms that continue after the meeting.

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

July 25, 2008


/s/ Robert K. Chapman                   /s/ Randal J. Rabe
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Randal J. Rabe
President and Chief Executive Officer   Executive Vice President and Chief
(Principal Executive Officer)           Financial Officer
                                        (Principal Financial Officer)