Form 10-Q
period 2008-09-30
UNITED BANCORP INC /MI/
filed 2008-10-24
CIK 775345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated Filer [ ]            Accelerated filer [X]

         Non-accelerated filer [ ]              Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of October 14, 2008, there were outstanding 5,052,573 shares of the registrant's common stock, no par value.

                              CROSS REFERENCE TABLE

 Item No.                                DESCRIPTION                               PAGE NO
----------   -------------------------------------------------------------------   -------
                              PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)

             (a) Condensed Consolidated Balance Sheets                                   3
             (b) Condensed Consolidated Statements of Income                             4
             (c) Condensed Consolidated Statements of Shareholders' Equity               5
             (d) Condensed Consolidated Statements of Cash Flows                         6
             (e) Notes to Condensed Consolidated Financial Statements                    7

Item 2.          Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

                 Background                                                             11
                 Executive Summary                                                      11
                 Results of Operations                                                  12
                 Financial Condition                                                    17
                 Liquidity and Capital Resources                                        20
                 Critical Accounting Policies                                           21
                 Forward-Looking Statements                                             22

Item 3           Quantitative and Qualitative Disclosures about Market Risk             22

Item 4           Controls and Procedures                                                23

                              PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                                      24

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds            24

Item 6.          Exhibits                                                               24

Signatures                                                                              25

Exhibits                                                                                26
                 Exhibit 31.1
                 Exhibit 31.2
                 Exhibit 32.1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

(A) CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (unaudited)                     (unaudited)
                                                                      September 30,   December 31,   September 30,
                                                                           2008           2007            2007
                                                                      -------------   ------------   --------------
In thousands of dollars

ASSETS
Cash and demand balances in other banks                                  $ 16,856       $ 17,996        $ 14,729
Federal funds sold                                                             --         11,130              --
                                                                         --------       --------        --------
   Total cash and cash equivalents                                         16,856         29,126          14,729
Securities available for sale                                              78,013         85,898          87,691
Loans held for sale                                                         7,107          5,770           3,885
Portfolio loans                                                           683,064        644,530         648,626
Less allowance for loan losses                                             14,335         12,306           7,714
                                                                         --------       --------        --------
   Net portfolio loans                                                    668,729        632,224         640,912
Premises and equipment, net                                                12,621         13,160          13,205
Goodwill                                                                    3,469          3,469           3,469
Bank-owned life insurance                                                  12,319         11,961          11,840
Accrued interest receivable and other assets                               16,233         14,079          12,566
                                                                         --------       --------        --------
Total Assets                                                             $815,347       $795,687        $788,297
                                                                         ========       ========        ========

LIABILITIES
Deposits
   Noninterest bearing                                                   $ 88,212       $ 77,878        $ 78,333
   Interest bearing                                                       598,341        593,659         580,327
                                                                         --------       --------        --------
      Total Deposits                                                      686,553        671,537         658,660
Federal funds purchased and other short term borrowings                        --             --           4,830
FHLB advances payable                                                      51,951         44,611          44,625
Accrued interest payable and other liabilities                              4,077          6,572           4,648
                                                                         --------       --------        --------
Total Liabilities                                                         742,581        722,720         712,763

Commitment and Contingent Liabilities

SHAREHOLDERS' EQUITY
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,052,573, 5,092,230, and 5,133,444 shares issued
   and outstanding                                                         67,260         67,860          68,719
Retained earnings                                                           5,720          4,814           6,603
Accumulated other comprehensive income (loss), net of tax                    (214)           293             212
                                                                         --------       --------        --------
Total Shareholders' Equity                                                 72,766         72,967          75,534
                                                                         --------       --------        --------
Total Liabilities and Shareholders' Equity                               $815,347       $795,687        $788,297
                                                                         ========       ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

(B) CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended   Nine Months Ended
                                                            September 30,      September 30,
                                                        ------------------   -----------------
                                                         2008       2007       2008      2007
                                                        -------   --------   -------   -------
In thousands of dollars, except per share data

INTEREST INCOME
Interest and fees on loans                              $10,747    $12,313   $32,645   $35,319
Interest on securities
   Taxable                                                  499        636     1,653     1,962
   Tax exempt                                               369        361     1,102     1,120
Interest on federal funds sold                                3         12       125       155
                                                        -------    -------   -------   -------
   Total interest income                                 11,618     13,322    35,525    38,556

INTEREST EXPENSE
Interest on deposits                                      3,477      5,149    11,367    14,514
Interest on fed funds and other short term borrowings        20         73        95       160
Interest on FHLB advances                                   583        520     1,661     1,532
                                                        -------    -------   -------   -------
   Total interest expense                                 4,080      5,742    13,123    16,206
                                                        -------    -------   -------   -------
NET INTEREST INCOME                                       7,538      7,580    22,402    22,350
Provision for loan losses                                 3,300        618     5,610     2,836
                                                        -------    -------   -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       4,238      6,962    16,792    19,514

NONINTEREST INCOME
Service charges on deposit accounts                         883        935     2,600     2,623
Wealth Management fee income                              1,074      1,182     3,387     3,570
Gains on securities transactions                              2         --       106         1
Income from loan sales and servicing                        724        473     2,140     1,242
ATM, debit and credit card fee income                       579        545     1,699     1,549
Income from bank-owned life insurance                       124        119       359       341
Other income                                                281        284       681       760
                                                        -------    -------   -------   -------
   Total noninterest income                               3,667      3,538    10,972    10,086

NONINTEREST EXPENSE
Salaries and employee benefits                            3,962      3,988    12,432    11,330
Occupancy and equipment expense, net                      1,257      1,228     3,716     3,646
External data processing                                    435        431     1,311     1,154
Advertising and marketing                                   282        279       972       942
Attorney, accounting and other professional fees            239        226       707       798
Director fees                                               107        116       322       349
Expenses relating to ORE property                           468         92       544        98
Other expenses                                              873        907     2,668     2,631
                                                        -------    -------   -------   -------
   Total noninterest expense                              7,623      7,267    22,672    20,948
                                                        -------    -------   -------   -------
INCOME BEFORE FEDERAL INCOME TAX                            282      3,233     5,092     8,652
Federal income tax                                         (114)       895     1,112     2,321
                                                        -------    -------   -------   -------
NET INCOME                                              $   396    $ 2,338   $ 3,980   $ 6,331
                                                        =======    =======   =======   =======
Basic and diluted earnings per share                    $  0.08    $  0.45   $  0.78   $  1.20
Cash dividends declared per share of common stock       $  0.20    $  0.20   $  0.60   $  0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

(C) CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                        Three Months Ended   Nine Months Ended
                                                            September 30,      September 30,
                                                        ------------------   -----------------
                                                          2008      2007       2008      2007
                                                        -------   --------   -------   -------
In thousands of dollars

TOTAL SHAREHOLDERS' EQUITY
Balance at beginning of period                          $73,452   $75,501    $72,967   $74,536
Net Income                                                  396     2,338      3,980     6,331
Other comprehensive income:
   Net change in unrealized gains (losses) on
      securities available for sale, net of reclass
      adjustments for realized gains (losses) and
      related taxes                                        (141)      437       (507)      144
                                                        -------   -------    -------   -------
Total comprehensive income                                  255     2,775      3,473     6,475
Cash dividends paid                                      (1,011)   (1,042)    (3,039)   (3,085)
Purchase of common stock                                     --    (1,807)      (831)   (2,893)
Other common stock transactions                              70       107        196       501
                                                        -------   -------    -------   -------
Balance at end of period                                $72,766   $75,534    $72,766   $75,534
                                                        =======   =======    =======   =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

(D) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                          2008       2007
                                                        --------   --------
In thousands of dollars

Cash Flows from Operating Activities
Net income                                              $  3,980   $  6,331

Adjustments to Reconcile Net Income to Net Cash from
   Operating Activities
Depreciation and amortization                              1,234      1,000
Provision for loan losses                                  5,610      2,836
Gain on sale of loans                                     (1,792)      (964)
Proceeds from sales of loans originated for sale          96,493     55,640
Loans originated for sale                                (96,038)   (52,789)
(Gains) on securities transactions                          (106)        (1)
Deferred income taxes                                       (452)      (113)
Stock option expense                                         113        153
Increase in cash surrender value of bank-owned life
   insurance                                                (359)      (341)
Change in investment in limited partnership                 (196)       156
Change in accrued interest receivable and other
   assets                                                   (146)       147
Change in accrued interest payable and other
   liabilities                                            (2,249)    (2,521)
                                                        --------   --------
Net cash from operating activities                         6,092      9,534

Cash Flows from Investing Activities
Securities available for sale
   Purchases                                             (37,447)    (9,658)
   Sales                                                     214         --
   Maturities and calls                                   41,222     14,066
   Principal payments                                      3,224      4,045
Net change in portfolio loans                            (43,688)   (56,951)
Premises and equipment expenditures                         (456)      (884)
                                                        --------   --------
Net cash used in investing activities                    (36,931)   (49,382)

Cash Flows from Financing Activities
Net change in deposits                                    15,016     30,658
Net change in short term borrowings                           --      4,753
Proceeds from other borrowings                            16,000     25,030
Principal payments on other borrowings                    (8,660)   (21,610)
Purchase of common stock                                    (831)    (2,893)
Proceeds from other common stock transactions                 83        348
Cash dividends paid                                       (3,039)    (3,085)
                                                        --------   --------
Net cash from financing activities                        18,569     33,201
                                                        --------   --------
Net change in cash and cash equivalents                  (12,270)    (6,647)
Cash and cash equivalents at beginning of year            29,126     21,376
                                                        --------   --------
Cash and cash equivalents at end of period              $ 16,856   $ 14,729
                                                        ========   ========
Supplemental Disclosure of Cash Flow Information:

Interest paid                                           $ 14,908   $ 18,155
Income tax paid                                            1,913      2,822
Loans transferred to other real estate                     1,573      1,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

(E) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

                                  Options      Weighted Avg.
                                Outstanding   Exercise Price
                                -----------   --------------
Stock Options
Balance at January 1, 2008        305,113         $26.22
Options granted                    66,800          19.20
Options exercised                      --             --
Options forfeited                 (18,852)         24.78
                                  -------
Balance at September 30, 2008     353,061         $24.97
                                  =======

Total options granted during the nine-month period ended September 30, 2008 were 66,800, and the weighted fair value of the options granted was $1.98. For stock options outstanding at September 30, 2008, the range of average exercise prices was $11.05 to $32.14 and the weighted average remaining contractual term was
6.61 years. At September 30, 2008, 241,828 options are exercisable under the Plans. The Company has recorded $112,500 in compensation expense related to vested stock options less estimated forfeitures for the nine-month period ended September 30, 2008. As of the end of the third quarter of 2008, unrecognized compensation expense related to the stock options totaled $166,625 and is expected to be recognized over three years.

At September 30, 2008, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the third quarter and the exercise price, multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2008. No options were exercised during the quarter ended September 30, 2008.

NOTE 3 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $314,846,000 and $240,634,000 at the end of September 2008 and 2007, and the balance of loans serviced for others related to servicing rights that have been capitalized was $313,370,000 and $239,431,000 at September 30, 2008 and 2007.
Loans servicing rights consist primarily of mortgage servicing rights, but include a number of commercial loans which the Company has sold but retains servicing. Loan servicing rights activity for the nine months ended September 30, 2008 and 2007 is shown in the table below.

                                   2008     2007
                                  ------   ------
In thousands of dollars
Balance at January 1              $1,723   $1,541
Amount capitalized year to date      617      248
Amount amortized year to date       (201)    (154)
                                  ------   ------
Balance at September 30           $2,139   $1,635
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

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                   -----------------------   -----------------------
                                                      2008         2007         2008         2007
                                                   ----------   ----------   ----------   ----------
In thousands of dollars, except share data

Net income                                         $      396   $    2,338   $    3,980   $    6,331
                                                   ==========   ==========   ==========   ==========
Basic earnings:
   Weighted average common shares outstanding       5,052,555    5,180,127    5,064,556    5,218,909
   Weighted average contingently issuable shares       60,506       60,470       58,244       60,213
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,113,061    5,240,597    5,122,800    5,279,122
                                                   ==========   ==========   ==========   ==========
   Basic earnings per share                        $     0.08   $     0.45   $     0.78   $     1.20
                                                   ==========   ==========   ==========   ==========
Diluted earnings:
   Weighted average common shares outstanding
      from basic earnings per share                 5,113,061    5,240,597    5,122,800    5,279,122
   Dilutive effect of stock options                        --           --           --           --
                                                   ----------   ----------   ----------   ----------
      Total weighted average shares outstanding     5,113,061    5,240,597    5,122,800    5,279,122
                                                   ==========   ==========   ==========   ==========
   Diluted earnings per share                      $     0.08   $     0.45   $     0.78   $     1.20
                                                   ==========   ==========   ==========   ==========

A total of 349,061 and 268,342 shares for the three month periods ended September 30, 2008 and 2007, and 338,408 and 267,348 shares for the nine month periods ended September 30, 2008 and 2007, represented by stock options granted, are not included in the above calculations as they are non-dilutive as of the date of this report.

In February of 2007, the Company announced a program to repurchase up to 260,000 shares (adjusted for stock dividend) of its common stock through open market purchases. Information regarding activity in this program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

NOTE 5 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has applied FAS 157 prospectively as of the beginning of the year. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1 Quoted prices in active markets for identical assets or liabilities

     Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

     Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

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

          During the third quarter and first nine months of 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the third quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $15.7 million. Year to date changes resulted in a balance, net of specific allowance, of $16.7 million at September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

          On construction and development loans, the Company uses the loan's effective interest rate to discount future cash flows except for situations when the Company determines that foreclosure is probable. In those cases, the Company uses appraised values and the discount rates contained in the appraisals. Had the Company used appraised values for all identified impaired loans, the resulting balance, net of specific allowance, would have been reduced by $1.1 million from the amounts reflected in the financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust - Washtenaw ("UBTW") for the three and nine month periods ended September 30, 2008 and 2007.

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

The Company owns a structured finance company that was established in the third quarter of 2007. United Structured Finance ("USFC") is a finance company that offers financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Banks as well as non-bank clients.

                                EXECUTIVE SUMMARY

Unemployment for the State of Michigan at the end of August 2008 of 8.9% resulted in the State retaining its position of the highest unemployment level among the fifty states. The Lenawee County unemployment rate of 10.3% is above the State's average level, while the Washtenaw County unemployment rate of 6.4% ranks the County as the fifth lowest in the State. The ongoing economic issues in Michigan have continued to have an impact on earnings of the Company. The Company's loan quality has deteriorated, particularly in the areas of construction and residential real estate development. Management is actively addressing the quality issues in the loan portfolios while continuing efforts to maintain market share in challenging local economic conditions.

United Bancorp, Inc. net income for the third quarter of 2008 declined by 83.1% from the level achieved in the same quarter of 2007, and for the first nine months of 2008, net income is 37.1% below that of the same period of 2007. Earnings per share of $.08 for the quarter was down from $0.45 per share for the same period last year. Year to date basic and diluted earnings per share for 2008 are $.78, down from $1.20 for the same period of 2007. Year to date return on average assets of 0.66% is below 2007 levels of 1.10%, and year to date return on average equity of 7.24% is below the 11.28% level of last year.

Total consolidated assets of the Company of $815.3 million at September 30, 2008 were up 3.4% from the same period last year, and increased by $16.4 million during the most recent quarter. At the end of September, gross portfolio loan balances reached $683.1 million, while deposits grew to $686.6 million.

After the additional charges to the allowance for loan losses for the third quarter, the Company and its subsidiary banks continue to be "well-capitalized" under regulatory capital requirements. The Company does not have any exposure to sub-prime mortgage loans, Fannie Mae and Freddie Mac equity securities, or non-agency mortgage-backed securities that have been the topic of much recent public discussion. The Company's core business remains strong and growing, and includes a diversity of sources of noninterest income that provide approximately one-third of total revenue.

                              RESULTS OF OPERATIONS

EARNINGS SUMMARY AND KEY RATIOS

Consolidated net income for the third quarter of 2008 of $396,000 was down from $2.338 million for the same quarter of last year, and year to date net income of $3.980 million is down from $6.331 million for the first nine months of 2007. The Company's net interest income has remained relatively flat over the past five quarters, in spite of continued growth of the Company. The Company's provision for loan losses for the third quarter of this year was significantly higher than the levels for the first two quarters of this year and the third quarter of last year, and was surpassed only by the fourth quarter of 2007. Noninterest income declined from the prior quarter but was up over the previous three quarters. Noninterest expenses have increased compared to last quarter and to the same quarter of last year. The following table shows the trends of the major components of earnings for the five most recent quarters.

                                                         2008                     2007
                                             ---------------------------   -----------------
                                             3rd Qtr   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr
                                             -------   -------   -------   -------   -------
in thousands of dollars, where appropriate

Net interest income                           $7,538    $7,387    $7,478    $7,411    $7,580
Provision for loan losses                      3,300     1,650       660     5,801       618
Noninterest income                             3,667     3,766     3,537     3,567     3,538
Noninterest expense                            7,623     7,248     7,802     6,613     7,267
Federal income tax provision                    (114)      560       665      (686)      895
Net income (loss)                                396     1,695     1,888      (750)    2,338
Earnings (loss) per share (a)                 $ 0.08    $ 0.33    $ 0.37    $(0.15)   $ 0.45
Return on average assets (b)                    0.20%     0.86%     0.94%    -0.37%     1.18%
Return on average shareholders' equity (b)      2.14%     9.29%    10.35%    -3.97%    12.32%

(a)  Basic earnings per share, adjusted for stock dividends paid

(b)  annualized

NET INTEREST INCOME

As a financial services holding company, United Bancorp, Inc. derives the greatest portion of its income from net interest income, which is impacted significantly by interest rate changes within the market. In part as a result of interest rate volatility over the past two years, the Company has experienced fluctuation in its net interest income. The Company's interest income decreased 12.8% in the third quarter of 2008 over the same quarter of 2007, while interest expense decreased 28.9% over the same timeframe. The net result was a decrease of 0.6% in net interest income. Year to date net interest income grew 0.2% from the first nine months of 2007, with interest income declining 7.9% while interest expense declined 19.0%.

Tax-equivalent yields on earning assets declined to 6.39% for the first nine months of 2008, down from 7.23% for the same period of 2007. During that same timeframe, the Company's average cost of funds declined by eighty-one basis points, and tax equivalent spread declined from 3.67% to 3.63%. Net interest margin experienced similar declines, moving from 4.23% to 4.10% for comparable nine-month periods of 2008 and 2007.

The table below provides insight into the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the compression of spread and net interest margin. The table shows the year to date daily average consolidated balance sheets, interest earned (on a taxable equivalent basis) or paid, and the annualized effective yield or rate, for the periods ended September 30, 2008 and 2007.

                                                   Nine Months Ended September 30,
                                   ---------------------------------------------------------------
                                                2008                             2007
                                   ------------------------------   ------------------------------
                                    Average   Interest    Yield/     Average   Interest    Yield/
                                    Balance      (b)     Rate (c)    Balance      (b)     Rate (c)
                                   --------   --------   --------   --------   --------   --------
dollars in thousands

ASSETS
Interest earning assets (a)
Federal funds sold                 $  5,188    $   125     3.21%    $  4,585    $   155     4.50%
Taxable securities                   47,110      1,653     4.69%      53,547      1,962     4.89%
Tax exempt securities (b)            49,247      2,162     5.86%      35,277      1,637     6.19%
Taxable loans                       661,873     32,558     6.57%     625,225     35,217     7.51%
Tax exempt loans (b)                  2,625        128     6.52%       3,049        151     6.61%
                                   --------   --------              --------    -------
   Total int. earning assets (b)    766,043     36,626     6.39%     721,683     39,121     7.23%
Less allowance for loan losses      (12,564)                          (7,980)
Other assets                         45,228                           57,728
                                   --------                         --------
TOTAL ASSETS                       $798,707                         $771,431
                                   ========                         ========

                                                              Nine Months Ended September 30,
                                              ---------------------------------------------------------------
                                                           2008                             2007
                                              ------------------------------   ------------------------------
                                               Average   Interest    Yield/     Average   Interest    Yield/
                                               Balance      (b)     Rate (c)    Balance      (b)     Rate (c)
                                              --------   --------   --------   --------   --------   --------
dollars in thousands

LIABILITIES AND SHAREHOLDERS' EQUITY
NOW and savings deposits                        309,316     3,188    1.38%      287,969     5,011      2.33%
CDs $100,000 and over                           119,032     3,809    4.27%      117,997     4,338      4.90%
Other interest bearing deposits                 154,602     4,370    3.78%      153,274     5,165      4.49%
                                               --------   -------              --------   -------
   Total int. bearing deposits                  582,950    11,367    2.60%      559,240    14,514      3.46%
Short term borrowings                             5,351        95    2.37%        4,533       160      4.71%
Other borrowings                                 48,060     1,661    4.62%       43,235     1,532      4.72%
                                               --------   -------              --------   -------
   Total int. bearing liabilities               636,361    13,123    2.75%      607,008    16,206      3.56%
                                                          -------                         -------
Noninterest bearing deposits                     83,461                          82,112
Other liabilities                                 5,936                           7,265
Shareholders' equity                             72,948                          75,046
                                               --------                        --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $798,707                        $771,431
                                               ========                        ========
Net interest income (b)                                    23,503                          22,915
                                                          -------                         -------
Net spread (b)                                                       3.63%                             3.67%
                                                                     ====                              ====
Net yield on interest earning assets (b)                             4.10%                             4.23%
                                                                     ====                              ====
Tax equivalent adjustment on interest income               (1,101)                           (565)
                                                          -------                         -------
Net interest income per income statement                  $22,402                         $22,350
                                                          =======                         =======
Ratio of interest earning assets to interest
   bearing liabilities                                               1.20                              1.19
                                                                     ====                              ====

(a) Non-accrual loans and overdrafts are included in the average balances of loans.

(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c) Annualized

The following table shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2008 and 2007 on a taxable equivalent basis, in thousands of dollars.

                                          2008 Compared to 2007             2007 Compared to 2006
                                     Increase (Decrease) Due To: (a)   Increase (Decrease) Due To: (a)
                                     -------------------------------   -------------------------------
                                       Volume     Rate      Net           Volume    Rate       Net
                                       ------   -------   -------         ------   ------   ----------
Interest earned on:
   Federal funds sold                  $   18   $   (48)  $   (30)        $ (112)  $  (24)    $ (136)
   Taxable securities                    (231)      (78)     (309)          (263)     479        216
   Tax exempt securities                  614       (89)      525             14      113        127
   Taxable loans                        1,963    (4,621)   (2,658)         3,356      337      3,693
   Tax exempt loans                       (21)       (2)      (23)            --        6          6
                                       ------   -------   -------         ------   ------     ------
      Total interest income            $2,343   $(4,838)  $(2,495)        $2,995   $  911     $3,906
                                       ======   =======   =======         ======   ======     ======
Interest paid on:
   Now and savings deposits               350    (2,173)   (1,823)            17      654        671
   CDs $100,000 and over                   37      (566)     (529)           960      400      1,360
   Other interest bearing deposits         44      (840)     (796)           350      700      1,050
   Short term borrowings                   25       (90)      (65)           115       (2)       113
   Other borrowings                       165       (36)      129            114       47        161
                                       ------   -------   -------         ------   ------     ------
      Total interest expense           $  621   $(3,705)  $(3,084)        $1,556   $1,799     $3,355
                                       ======   =======   =======         ======   ======     ======
Net change in net interest income      $1,722   $(1,133)  $   589         $1,439   $ (888)    $  551
                                       ======   =======   =======         ======   ======     ======

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSS

As the Southeast Michigan real estate markets and the economy in general continue to deteriorate, the loan portfolios of the Company's subsidiary banks continue to be affected by loans to a number of residential real estate developers that are struggling to meet their financial obligations. Primarily as a result of this economic deterioration, the Company's provision for loan losses for the third quarter was $3.3 million, which is $1.65 million higher than the amount recorded by the Company in the second quarter of 2008. While the Company's loans to residential real estate developers make up only 11% of its loan portfolio, current economic conditions have disproportionately impacted this sector of the economy.

Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. Generally, current lot sales by the developers/ borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Banks have continued to closely monitor the impact of economic circumstances on their loan clients, and are working with these clients to minimize losses.

NONINTEREST INCOME

Noninterest income continues to contribute to the earnings of the Company. Total noninterest income improved 3.6% over the same quarter of 2007, and for the first nine months of this year, is 8.8% higher than the same period of 2007. Income from loan sales and servicing and ATM, debit and credit card fee income provided most of the increase over the same quarter of last year, while service charges on deposits and wealth management income are down for the quarter and year to date.

Service charges on deposit accounts were down 5.6% in the third quarter compared to the same quarter last year, and year to date service charges are virtually flat compared to the first nine months of 2007. No significant changes to service charge structure were implemented in the third quarter of 2008, although improvements in the Banks' reporting systems have made balance information more readily available to clients by electronic means. This has allowed clients to watch their balances more closely, helping them to avoid overdraft and NSF fees if they so choose.

The Wealth Management Group of UBT continues to provide an important source of noninterest income for the Company. Wealth Management income includes Trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 9.1% in the third quarter of 2008 compared to 2007, and was down 5.1% year to date. Substantially all of the decrease is a result of a decline in market values of assets under management, as financial markets declined significantly over the past twelve months. Assets managed by the department at September 30, 2008 were $653.4 million, down from $759.3 at the end of the same quarter of 2007 and down from $729.7 million at the end of 2007.

Income from loan sales and servicing was up 53.1% in the third quarter of 2008 compared to the same period of 2007, and year to date, is up 72.3% over the same period of 2007. The Banks continue to experience strong volume in conventional residential real estate mortgage loans, particularly with regard to the volume of loans sold on the secondary market. During the third quarter of 2007, the Company formed United Structured Finance, a finance company that offers financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market, and gains on the sale of those loans contributed to the increase income from loan sales and servicing for the current quarter.

The table below shows the breakdown of income from loan sales and servicing between residential mortgages and United Structured Finance, in thousands of dollars:

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                    2008   2007       2008      2007
                                                    ----   ----      ------   --------
In thousands of dollars

Residential mortgage sales and servicing            $579   $471      $1,684    $1,227
United Structured Finance income                     145      2         456        15
                                                    ----   ----      ------    ------
   Total income from loan sales and servicing       $724   $473      $2,140    $1,242
                                                    ====   ====      ======    ======

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

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate twenty ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to earn ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 6.2% in the most recent quarter compared to the same quarter of 2007, and is up 9.7% year to date over 2007. At the same time, income from bank owned life insurance has increased, and other income has declined. Other income generally includes other service charges and fees, as well as nonrecurring income.

NONINTEREST EXPENSE

Total noninterest expenses were up 4.9% in the third quarter of 2008 compared to the same quarter of last year, and are up 8.2% year to date. Salaries and benefits are the organization's largest single area of expense, and for the quarter, were down from the prior quarter and the same quarter of 2007. Reduced earnings levels in the recent quarter resulted in a decrease in the amount of the Company's expense relating to incentive compensation. The Company has selectively expanded its staff, in order to provide for continued growth and client service within its market areas. As a result of all of these changes, salaries and employee benefits declined 0.7% from the same quarter of 2007 but remain 9.7% above the first nine months of last year.

Occupancy and equipment expense increased modestly in the third quarter and year to date compared to 2007 levels, and reflects the Company's ongoing investment in technology and equipment. External data processing costs were substantially unchanged from the same quarter of last year, but are up 13.6% over the first three quarters of 2007, which included a large cost recovery from a vendor. Advertising and marketing expenses increased by 1.1% for the quarter and 3.2% year to date compared to the comparable periods last year. Director fees and attorney, accounting and other professional fees were down from the comparable quarter and nine month periods of 2007.

Costs relating to assets carried as Other Real Estate Owned include property taxes, maintenance and utility costs related to those properties. In addition, net losses from the write-down or sale of those properties is included in that category of expense. Deterioration in the value of certain of these properties resulted in additional losses of $367,000 during the most recent quarter, as those assets were written down to their estimated fair value reflecting a decline in prevailing real estate prices.

Other expenses, which include FDIC insurance costs, fraud losses and losses on closed accounts, were not significantly changed for the quarter and year to date compared to 2007 levels.

FEDERAL INCOME TAX

The Company's effective tax rate for the first nine months of 2008 was 21.8%, compared to 26.8% for the same period of 2007. The decrease in the effective tax rate is the result of the benefits received from the Company's investment in tax exempt assets and resulting tax exempt income, as well as an increase in the proportional level of tax-exempt income to total income as a result of declining earnings.

                               FINANCIAL CONDITION

SECURITIES

The Company's investment securities portfolio decreased by $9.7 million from September 30, 2007 and $7.9 million from the end of last year. During recent quarters, the Company has elected not to replace some maturing investments to fund additional loan growth. The mix of the Company's investment portfolio has shifted during the past twelve months, as the percentage of investments held in treasury and agency securities has declined while the percentages of mortgage backed agencies, municipal obligations and corporate securities have increased.

The table below reflects the fair value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the current quarter for 2008 and 2007, and December 31, 2007.

                                September 30, 2008     December 31, 2007      September 30, 2007
                               --------------------   --------------------   --------------------
                               Balance   % of total   Balance   % of total   Balance   % of total
                               -------   ----------   -------   ----------   -------   ----------
In thousands of dollars

U.S. Treasury and agency
   securities                  $18,526      23.8%     $33,532      39.0%     $34,430      39.3%
Mortgage backed agency
   securities                   15,421      19.8%      13,051      15.2%      13,956      15.9%
Obligations of states and
   political subdivisions       38,574      49.4%      36,128      42.1%      36,090      41.1%
Corporate, asset backed, and
   other securities              5,492       7.0%       3,187       3.7%       3,215       3.7%
                               -------     -----      -------     -----      -------     -----
Total Investment Securities    $78,013     100.0%     $85,898     100.0%     $87,691     100.0%
                               =======     =====      =======     =====      =======     =====

The Company concentrates its credit risk within the loan portfolio rather than in the investment portfolio. Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The corporate, asset backed and other securities portfolio also contains a moderate level of credit risk. The municipal portfolio contains a small amount of geographic risk, as approximately 48% of the municipal bond portfolio is issued by political subdivisions located within the Banks' market areas of Lenawee and Washtenaw Counties and Dundee, Michigan. There are currently no credit issues with any of the municipal bonds held in the Company's portfolio. The Company's portfolio contains no "high risk" mortgage securities or structured notes, and the Company does not have any exposure Fannie Mae and Freddie Mac equity securities or non-agency mortgage-backed securities that have been the topic of much recent public discussion.

The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial, and the Company does not anticipate being subject to the alternative minimum tax in the near future. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The table below summarizes unrealized gains and losses in each category of the portfolio at September 30, 2008 and 2007, in thousands of dollars.

                                                    2008   2007   Change
                                                   -----   ----   ------
Unrealized gains (losses) in:
U.S. Treasury and agency securities                $  71   $139   $ (68)
Mortgage backed agency securities                    153     60      93
Obligations of states and political subdivisions    (247)    49    (296)
Corporate, asset backed and other securities        (300)    73    (373)
                                                   -----   ----   -----
   Total investment securities                     $(323)  $321   $(644)
                                                   =====   ====   =====

LOANS

Gross portfolio loans have increased by $21.0 million in the third quarter of 2008 and $34.4 million from September 30, 2007, and the growth over the past twelve months is 5.3%. This growth has resulted from a 7.0% increase in the Company's business loan portfolio and growth of 12.9% in personal loan balances, primarily in home equity lines of credit. Residential mortgage balances have declined by 1.0% and construction and land development loans are down 4.0% over the past twelve months.

The makeup of the Company's portfolio continues to evolve, and the portfolio mix has changed modestly during the nine months of the year. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

                                September 30, 2008       December 31, 2007        September 30, 2007
                              ---------------------   ----------------------   ---------------------
                               Balance   % of total    Balance   % of total     Balance   % of total
                              --------   ----------   --------   -----------   --------   ----------
In thousands of dollars

Total loans:
Personal                      $110,136      16.1%     $ 98,075      15.2%      $ 97,568      15.0%
Business loans, including
   commercial mortgages        401,559      58.8%      376,637      58.5%       375,209      57.9%
Tax exempt                       2,582       0.4%        2,709       0.4%         2,747       0.4%
Residential mortgage            85,530      12.5%       86,023      13.3%        86,374      13.3%
Construction and
   development loans            83,257      12.2%       81,086      12.6%        86,728      13.4%
                              --------     -----      --------     -----       --------     -----
      Total portfolio loans   $683,064     100.0%     $644,530     100.0%      $648,626     100.0%
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

                                                          9/30/08   12/31/07    9/30/07
                                                          -------   --------   --------
In thousands of dollars

Nonaccrual loans                                          $13,986    $13,695   $ 7,467
Accruing loans past due 90 days or more                     1,481      1,455     1,532
Troubled debt restructurings                                1,250         --        --
                                                          -------    -------   -------
   Total nonperforming loans                               16,717     15,150     8,999
Other assets owned                                          3,553      2,253     1,938
                                                          -------    -------   -------
   Total nonperforming assets                             $20,270    $17,403   $10,937
                                                          =======    =======   =======
Percent of nonperforming loans to total portfolio loans      2.45%      2.35%     1.39%
Percent of nonperforming assets to total assets              2.49%      2.19%     1.39%

Total nonaccrual loans have increased by $291,000 since the end of 2007, while loans delinquent 90 days or more have increased by $26,000. The modest increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans. Troubled debt restructurings consist of loans to one borrower. Those loans were renewed at lower than market rates as a result of efforts to help the cashflows of the client. Those loans are current as of September 30, 2008. Collection efforts continue with all delinquent clients, in order to bring them back to performing status. Total nonperforming loans as a percent of total portfolio loans moved from 2.35% at the end of 2007 to 2.45% at the end of the third quarter of 2008, but are down from 2.65% at the end of the second quarter of this year.

Holdings of other assets owned increased by $1.3 million since the end of 2007. Other real estate owned includes eighteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots, as well as commercial properties. Two properties are leased, and all are for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. The year to date increase reflects in part the recognition of additional loans identified as impaired, as well as a combination of an increasing historical charge-off rate and an increase in loan balances. An analysis of the allowance for loan losses, in thousands of dollars, for the nine months ended September 30, 2008 and 2007 follows:

                                     2008       2007
                                   --------   -------
Balance at January 1               $12,306    $ 7,849
Loans charged off                   (3,644)    (3,041)
Recoveries credited to allowance        63         70
Provision charged to operations      5,610      2,836
                                   -------    -------
Balance at September 30            $14,335    $ 7,714
                                   =======    =======

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of September 30, 2008 and 2007, and December 31, 2007. The allocation method used takes into account specific allocations for identified credits and a three year historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

                                       9/30/08   12/31/07   9/30/07
                                       -------   --------   -------
Business and commercial mortgage (1)   $12,422    $10,924    $6,571
Residential mortgage                       372        368       189
Personal                                 1,263        974       954
Unallocated                                278         40        --
                                       -------    -------    ------
   Total                               $14,335    $12,306    $7,714
                                       =======    =======    ======

(1)  Includes commercial construction and development loans

Within the Banks' loan portfolios, $27.9 million of impaired loans have been identified as of September 30, 2008, compared with $24.7 million as of December 31, 2007, and the specific allowance for impaired loans was $6.1 million at both September 30, 2008 and December 31, 2007. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks' current analysis of losses inherent in their loan portfolios. Management continues to monitor the performance of the loan portfolios and will react to conditions as they develop. The use of third-party independent loan review for business loans and careful monitoring of loans by management allows the Banks to identify potential issues within their loan portfolios. These factors help to support an allowance as a percent of total loans at a level that Management believes is appropriate for the risks in its loan portfolio.

DEPOSITS

Deposit balances increased by $17.5 million during the most recent quarter, and have grown $15.0 million since the end of 2007. Noninterest bearing deposit balances have grown by $10.3 million since the end of 2007, while interest bearing deposits have increased $4.7 million during the same period. Compared to September 30, 2007, demand deposits are up $9.9 million, while interest bearing deposits have increased by $18.0 million. Traditional deposit products continue to be an important part of the Company's product line, and the Banks continue their emphasis on gathering core deposits within their market areas without seeking substantial out of market funds. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients.

The table below shows the percentage makeup of the deposit portfolio as of September 30, 2008 and 2007, and December 31, 2007.

                               9/30/08   12/31/07   9/30/07
                               -------   --------   --------
Noninterest bearing deposits     12.8%     11.6%      11.9%
Interest bearing deposits        87.2%     88.4%      88.1%
                                -----     -----      -----
   Total deposits               100.0%    100.0%     100.0%
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

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These long-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the third quarter of 2008, the Banks procured $3.0 million in new advances and repaid $2,511,000 in matured borrowings, resulting in a small increase in total FHLB borrowings outstanding at September 30, 2008.

CAPITAL RESOURCES

The Company and the Banks were categorized as well-capitalized at September 30, 2008 and 2007, and December 31, 2007 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of September 30, 2008 and 2007, and December 31, 2007. Dollars are shown in thousands.

                                         Regulatory Guidelines        United Bancorp, Inc.
                                         ---------------------   -----------------------------
                                         Adequate      Well       9/30/08   12/31/07   9/30/07
                                         --------   ----------   --------   --------   -------
Tier 1 capital to average assets             4%          5%           8.7%       8.7%      9.4%
Tier 1 capital to risk weighted assets       4%          6%          10.1%      10.5%     10.9%
Total capital to risk weighted assets        8%         10%          11.4%      11.8%     12.1%

Total shareholders' equity                                        $72,766    $72,967   $75,534

Intangible assets                                                  (3,469)    (3,469)   (3,469)
Disallowed servicing assets                                            --         --        --
Unrealized (gain) loss on securities
   available for sale                                                 214      (293)     (212)
                                                                  -------    -------   -------
   Tier 1 capital                                                  69,511     69,205    71,853
Allowable loan loss reserves                                        8,663      8,257     7,626
                                                                  -------    -------   -------
   Tier 1 and 2 capital                                           $78,174    $77,462   $79,479
                                                                  =======    =======   =======

On October 8, 2008, the Company declared a cash dividend of $.10 per share payable October 31 to shareholders of record October 20. The cash dividend represents a decrease from $.20 per share paid in each of the first three quarters of 2008. The decrease will allow the Company to retain approximately $500,000 of capital per quarter. The Company believes this additional capital will position it to capitalize on sound business opportunities while prudently balancing the risks that exist in today's market. The Board of Directors will continue to monitor capital growth, earnings and economic conditions in order to determine future dividend payments.

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

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as that an event or trend "will" occur or "continue" or that United Bancorp, Inc. or its management "believes", "anticipates", "determined", "estimated", "expects" or "projected" that a particular result or event will occur, and variations of such words and similar expressions. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of United Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

Based on the results of the simulation model as of September 30, 2008, the Company would expect a maximum potential reduction in net interest margin of less than 8% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

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

The Funds Management policies provide for a level of interest sensitivity that, Management believes, allows the Banks to take advantage of opportunities within their markets relating to liquidity and interest rate risk, allowing flexibility without subjecting the Company to undue exposure to risk. In addition, other measures are used to evaluate and project the anticipated results of Management's decisions.

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

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of United Bancorp's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that United Bancorp's disclosure controls and procedures as of the end of the quarter ended September 30, 2008 are, to the best of their knowledge, effective to reasonably ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting .

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) In February of 2007, the Company announced a stock repurchase program for up to 260,000 shares of its common stock (adjusted for stock dividend). The number and timing of the repurchases are at the Company's sole discretion and the plan is periodically re-evaluated depending on market conditions, capital needs and other factors. In connection with this, the Company temporarily suspended activity in the plan in April 2008. There were no purchases by the Company during the quarter ended September 30, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. There is a maximum of 69,106 shares that may yet be purchased under the plan.

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
October 24, 2008


/s/ Robert K. Chapman                   /s/ Randal J. Rabe
-------------------------------------   ----------------------------------------
Robert K. Chapman                       Randal J. Rabe
President and Chief Executive Officer   Executive Vice President and
(Principal Executive Officer)           Chief Financial Officer
                                        (Principal Financial Officer)