Form 10-K
period 2008-12-31
UNITED BANCORP INC /MI/
filed 2009-02-27
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission File #0-16640

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2606280 (I.R.S. Employer Identification No.)

205 E. Chicago Boulevard, Tecumseh, MI 49286
(Address of principal executive offices)

Registrant's telephone number, including area code: (517) 423-8373

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes	☐	No	☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes	☑	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☑

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $60,593,000, based on a closing price of $15.00 as reported on the OTC Bulletin Board.

As of January 31, 2009, there were 5,052,573 outstanding shares of registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook," or "strategy"; that an event or trend "may," "should," "will," or "is likely" to occur or "continue" or "is scheduled" or "on track" or that United Bancorp, Inc. or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," "projects," or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity is forward-looking. Management's determination of the provision and allowance for loan losses and the carrying value of goodwill and mortgage servicing rights involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; changes in value and credit quality of investment securities; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

CROSS REFERENCE TABLE

PART I

ITEM 1	BUSINESS

United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust ("UBT").

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities that are closely related to the business of banking.

The Company was formed by Directors of UBT to acquire all of the capital stock of UBT, which it did on January 1, 1986. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust - Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

UBT delivers financial services through a system of twelve banking offices and one Trust office, and fifteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive industry.

UBTW delivers banking services through five banking offices and five automated teller machines in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the University of Michigan Medical Center.

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

The following table shows comparative information concerning the Banks as of December 31, 2008, in thousands of dollars:

	Assets	Loans	Deposits
United Bank & Trust	487,859	373,266	419,121
United Bank & Trust - Washtenaw	348,146	323,753	294,158

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

The Company owns a structured finance company that was established in the third quarter of 2007. United Structured Finance ("USFC") is a finance company that offers financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market, to the extent allowed by the applicable SBA programs. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Banks as well as non-bank clients.

Supervision and Regulation

General

The Company and the Banks are extensively regulated and are subject to a comprehensive regulatory framework that imposes restrictions on their activities, minimum capital requirements, lending and deposit restrictions, and numerous other requirements. This system of regulation is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on the Company's operations and financial condition. Our non-bank subsidiaries are also subject to various federal and state laws and regulations.

The Company

The Company is subject to supervision and regulation by the Federal Reserve System. Its activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve System may determine to be closely related to banking. Prior approval of the Federal Reserve System, and in some cases various other government agencies, is required for the Company to acquire control of any additional bank holding companies, banks or other operating subsidiaries. The Company is subject to periodic examination by the Federal Reserve System, and is required to file with the Federal Reserve System periodic reports of its operations and such additional information as the Federal Reserve System may require.

The Company is a legal entity separate and distinct from the Banks. There are legal limitations on the extent to which the Banks may lend or otherwise supply funds to the Company. Payment of dividends to the Company by the Banks, the Company's principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Banks' ability to pay dividends to the Company is subject to the following restrictions:

•	A bank may not declare or pay a dividend if a bank's surplus would be less than 20% of its capital after payment of the dividend.

•	A bank may not declare a dividend except out of net income then on hand after deducting its losses and bad debts.

•	A bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

•	A bank may not pay a dividend from capital or surplus.

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

Additional information on restrictions on payment of dividends by the Company and the Banks may be found in this Item 1 under the heading "Recent Developments" below, under Item 5 of this report, and under Note 15 on Page A-37 hereof, all of which information is incorporated here by reference.

Under Federal Reserve System policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. In addition, if the Michigan Office of Financial and Insurance Regulation ("OFIR") deems a Bank's capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment on the Company as the Bank's only shareholder. If the Company failed to pay any assessment, the Company's directors would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk-adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements.

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

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, the banking regulator must generally appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the under-capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Banks exceed the regulatory guidelines for well-capitalized institutions. Information in Note 18 on Page A-42 hereof provides additional information regarding the Company's capital ratios, and is incorporated here by reference.

The Banks

The Banks are chartered under Michigan law and are subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

Substantially all of the deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC modified its method of calculating FDIC insurance assessments effective November 2006, and provided credits to certain banks for the calendar year 2007, to be applied to future assessments. UBT had earned assessment credits, while UBTW did not, since it is a relatively new institution. These changes have resulted in increased FDIC insurance premiums for UBTW, while UBT was able to offset all of its FDIC insurance assessments for 2007 and much of 2008 using credits it has earned. Credits at UBT were used up during 2008. The assessment methodology allows the FDIC to set its assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase.

During 2008, the Banks paid $76,200 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for both banks.

The Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings

Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, The Bank Secrecy Act, Office of Foreign Assets Control regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

Bank holding companies may acquire banks and other bank holding companies located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state banking law. Banks may also establish interstate branch networks through acquisitions of and mergers with other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code of 1999 permits, in appropriate circumstances and with the approval of the OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

Recent Developments

On October 3, 2008, President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA") (initially introduced as the Troubled Asset Relief Program or "TARP"). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the United States Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.

Under the EESA, the United States Department of the Treasury ("Treasury") established the TARP Capital Purchase Program ("CPP"), under which Treasury may purchase senior preferred shares on standardized terms determined by the Treasury. On January 16, 2009, the Company sold to Treasury 20,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. The Company also issued to Treasury a 10-year Warrant to purchase 311,492 shares of Company common stock at an exercise price of $9.92 per share. The Company will have the right to redeem the preferred stock at any time after three years. This additional capital will allow the Company to better serve the lending needs of consumers and businesses in our market, and to pursue future strategic acquisition opportunities.

Under the terms of the CPP, Treasury has a preferential right to the payment of cumulative dividends on the CPP preferred stock. No dividends are permitted to be paid to common shareholders unless all accrued and unpaid dividends for all past dividend periods on the CPP preferred stock were fully paid. Any increase in dividends to common shareholders above the amount last declared prior to October 14, 2008 ($0.10 per share quarterly in the case of the Company) is subject to the consent of Treasury for the first three years of the CPP preferred stock investment. If the Company failed to pay in full dividends on the CPP preferred stock for six dividend periods, whether consecutive or not, the holder of the CPP preferred stock would have the right to elect two directors to the Company's board of directors. This right would terminate only upon the Company paying dividends in full for four consecutive dividend periods. The Company is also subject to other restrictions relating to, among other things, repurchases of common stock and its executive compensation program, including clawbacks on incentive compensation, paying or accruing any bonus, retention award or incentive compensation to our highest-compensated employee (subject to certain exceptions), limitations on the deductibility of compensation, and limitations on golden parachute payments.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. The Temporary Liquidity Guarantee Program consists of two components: the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Debt Guarantee Program, the FDIC will guarantee the payment of certain newly-issued senior debt until the debt matures or June 30, 2012, whichever occurs earlier. Under the Transaction Account Guarantee Program, the FDIC will guarantee certain non-interest bearing transaction accounts until December 31, 2009. Financial institutions had until December 5, 2008 to opt out of these two programs. The Company did not opt out of either program. The Company had no senior unsecured debt at September 30, 2008. As a result, the Company's limit under the Debt Guarantee Program is $14.9 million, which is based on 2% of consolidated total liabilities at September 30, 2008. EESA also temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to the Company by the FDIC to increase.

Accounting Standards

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-26 hereof, and is incorporated here by reference.

Competition

The banking business in the Company's service area is highly competitive. In their markets, the Banks compete with a number of community banks and subsidiaries of large multi-state, multi-bank holding companies. In addition, the banks face competition from credit unions, savings associations, finance companies, loan production offices and other financial services companies. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the subsidiary banks continue to expand their loan and deposit portfolios.

Employees

On December 31, 2008, the Company and its subsidiaries employed 233 full-time and 41 part-time employees. This compares to 219 full-time and 42 part-time employees at December 31, 2007.

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

SELECTED STATISTICAL INFORMATION
Additional statistical information describing our business appears in the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

I	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-4 through A-9 hereof, and is incorporated here by reference.

II	INVESTMENT PORTFOLIO
(A)	Book Value of Investment Securities

The book value of securities as of December 31, 2008, 2007 and 2006 are as follows, in thousands of dollars:

In thousands of dollars	2008	2007	2006
U.S. Treasury and government agencies	$41,684	$46,583	$52,325
Obligations of states and political subdivisions	37,889	36,128	40,369
Equity and other securities	5,520	3,187	3,117
Total Investment Securities	$85,093	$85,898	$95,811

(B)	Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's securities portfolio as of December 31, 2008. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable	0 - 1	1 - 5	5 - 10	Over 10
Available For Sale	Year	Years	Years	Years	Total
U.S. Treasury and government agencies (1)	$6,379	$13,333	$-	$-	$19,712
Weighted average yield	4.57%	3.33%	-	-	4.46%
U.S. Agency Mortgage Backed securities	-	21,972	-	-	$21,972
Weighted average yield	0.00%	5.09%	0.00%	0.00%	5.09%
Obligations of states and political subdivisions	$8,480	$17,790	$10,599	$1,020	$37,889
Weighted average yield	5.71%	5.82%	5.72%	6.65%	5.79%
Equity and other securities (2)	$5,520	$-	$-	$-	$5,520
Weighted average yield	3.93%	-	-	-	3.93%
Total securities	$20,379	$53,095	$10,599	$1,020	$85,093
Weighted average yield	4.87%	4.90%	5.72%	6.65%	5.02%

(1)	Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

(2)	Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of the issuer for various collateralized mortgage obligations.

As of December 31, 2008, the Company's securities portfolio contains no concentrations by issuer greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-4, in Note 3 on Page A-31 hereof and in the tables under "Credit Quality" on Pages A-6 through A-8, and is incorporated here by reference.

III	LOAN PORTFOLIO
(A)	Types of Loans

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer. Balances are stated in thousands of dollars.

	2008	2007	2006	2005	2004
Personal	$112,095	$98,075	$91,002	$81,571	$74,142
Business and commercial mortgage	411,636	376,637	327,928	320,188	278,838
Tax exempt	2,533	2,709	2,841	3,133	3,325
Residential mortgage	90,343	86,023	85,636	67,246	76,228
Construction & development	80,412	81,086	94,356	85,974	64,365
Total portfolio loans	$697,019	$644,530	$601,763	$558,112	$496,898

Personal	16.1%	15.2%	15.1%	14.6%	14.9%
Business and commercial mortgage	59.0%	58.4%	54.5%	57.4%	56.1%
Tax exempt	0.4%	0.4%	0.5%	0.6%	0.7%
Residential mortgage	13.0%	13.4%	14.2%	12.0%	15.3%
Construction & development	11.5%	12.6%	15.7%	15.4%	13.0%
Total portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

There were no foreign loans.

(B)	Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2008, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

	0 - 1 Year	1 - 5 Years	After 5 Years	Total
Business loans - fixed rate	$38,140	$114,540	$19,897	$172,577
Business loans - variable rate	232,822	55,096	14,819	302,737
Tax exempt - fixed rate	2,255	258	20	2,533
Tax exempt - variable rate	-	-	-	-
Total	$273,217	$169,894	$34,736	$477,847
Total fixed rate	40,395	114,798	19,917	175,110
Total variable rate	232,822	55,096	14,819	302,737

(C)	Risk Elements

          Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2008, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate	1,259
Interest that was included in revenue	-
Net impact on interest revenue	1,259

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-6 and A-12, in Note 1 on Pages A-26 through A-28, Note 4 on Page A-33 and Note 5 on Page A-33 hereof, and is incorporated here by reference.

At December 31, 2008, the Banks had 22 loans, other than those disclosed above, for a total of $15,864,000, which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments are current.

(D)	Other Interest Bearing Assets

As of December 31, 2008, other than $3,386,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

IV	SUMMARY OF LOAN LOSS EXPERIENCE
(A)	Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2004 through 2008, in thousands of dollars.

	2008	2007	2006	2005	2004
Balance at beginning of period	$12,306	$7,849	$6,361	$5,766	$5,497
Charge-offs:
Business and commercial mortgage (1)	7,298	3,521	447	516	739
Residential mortgage	450	176	61	1	7
Personal	1,024	593	254	362	320
Total charge-offs	8,772	4,290	762	879	1,066
Recoveries:
Business and commercial mortgage (1)	98	61	13	58	188
Residential mortgage	11	-	13	2	-
Personal	62	49	101	82	99
Total recoveries	171	110	127	142	287
Net charge-offs	8,601	4,180	635	737	779
Additions charged to operations	14,607	8,637	2,123	1,332	1,048
Balance at end of period	$18,312	$12,306	$7,849	$6,361	$5,766
Ratio of net charge-offs to average loans	1.28%	0.66%	0.11%	0.14%	0.17%
Allowance as percent of total loans	2.63%	1.91%	1.32%	1.14%	1.16%

(1)	Includes construction and development loans

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience (including a three year historical average of net charge offs to average loans of 0.71% of the portfolio), current economic conditions, volume, amount and composition of the loan portfolio, and other relevant factors. The provision charged to earnings was $14,607,000 in 2008, compared to $8,637,000 in 2007 and $2,123,000 in 2006.

(B)	Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

	2008	2007	2006	2005	2004
Business and commercial mortgage (1)	$16,148	$10,924	$6,911	$5,471	$5,036
Residential mortgage	673	368	24	14	20
Personal	1,491	974	889	777	710
Unallocated	-	40	25	99	-
Total	$18,312	$12,306	$7,849	$6,361	$5,766

(1)	Includes construction and development loans

The allocation method used takes into account specific allocations for identified credits and a three-year historical loss average in determining the allocation for the balance of the portfolio.

V	DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-11 and maturities of time deposits is provided in Note 9 on Page A-35 hereof, and is incorporated here by reference. There were no foreign deposits. As of

December 31, 2008, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below. All amounts are in thousands of dollars.

Time Certificates maturing:	At 12/31/08
Within three months	25,382
Over three through six months	19,746
Over six through twelve months	38,504
Over twelve months	48,507
Total	132,139

VI	RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-10 hereof, and are incorporated here by reference.

VII	SHORT-TERM BORROWINGS

Some of the information required by this section is contained in Note 10 on Page A-35 hereof, and is incorporated here by reference. No additional information is required, as for all reporting periods; there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 1A	RISK FACTORS

Risks Related To The Company's Business

Difficult market conditions have adversely affected the financial services industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and construction and development loans, and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and commercial borrowers and lack of confidence in the financial markets has adversely affected the Company's business, results of operations and financial condition. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on its ability to access capital and on its business, results of operations and financial condition.

If the Company's allowance for possible loan losses is not sufficient to cover actual loan losses, the Company's earnings could decrease.

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; collateral values; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

Changes in economic conditions affecting borrowers, new information regarding existing loans, reassessment of the value of properties securing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. Any increases in the allowance for possible loan losses will result in a decrease in net income, and possibly capital, and could have a material adverse effect on the Company's results of operations and financial condition.

The Company could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to many different industries and counterparties, and the Company routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

Many of these transactions expose the Company to credit risk in the event of default of a counterparty. In addition, the Company's credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to the Company. There is no assurance that any such losses would not materially and adversely affect the Company's business, results of operations or financial condition.

The Company is subject to lending risk, which could materially adversely affect the Company's results of operations and financial condition.

There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on the Company's results of operations and financial condition. The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2008, approximately 70% of the Company's loan portfolio consisted of business and commercial mortgage and construction loans. Because the Company's loan portfolio contains a significant number of business and commercial mortgage and construction loans with relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's results of operations and financial condition.

The Company is subject to risks related to the prepayments of loans, which may negatively impact the Company's business.

Generally, customers of the Company may prepay the principal amount of their outstanding loans at any time. The speed at which prepayments occur, and the size of prepayments, are within customers' discretion. If customers prepay the principal amount of their loans, and the Company is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, the Company's interest income will be reduced. A significant reduction in interest income could have an adverse effect impact on the Company's results of operations and financial condition.

The Company is subject to interest rate risk, which may negatively affect the Company's earnings and the value of its assets.

The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings. Such changes could also affect the Company's ability to originate loans and obtain deposits and the fair value of the Company's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Company is subject to liquidity risk in its operations, which could adversely affect its ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources. Liquidity is essential to the Company's business. The Company must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on the Company's liquidity. The Company's access to funding sources in amounts adequate to finance the Company's activities could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company's access to liquidity sources include a decrease in the level of the Company's business activity due to a market down turn or regulatory action that limits or eliminates the Company's access to alternate funding sources. The Company's ability to borrow could also be impaired by factors that are nonspecific to the Company, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

The total impact on the Company of the Emergency Economic Stabilization Act of 2008 and its implementing regulations cannot be predicted at this time.

The programs established or to be established under the EESA and the TARP could have adverse effects upon the Company. The Company may face increased regulation in its industry. Compliance with such regulation may increase the Company's costs and limit the Company's ability to pursue business opportunities. Also, participation in specific programs may subject the Company to additional restrictions. The overall effects of participating in such programs and the extent of the Company's participation in such programs cannot reliably be determined at this time.

Loss of the Company's Chief Executive Officer or other executive officers could adversely affect its business.

The Company's success is dependent upon the Company's continued service and skills of its executive officers and senior management. If the Company loses the services of these key personnel, it could adversely affect the Company's business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Robert K. Chapman, the Company's President and Chief Executive Officer, would be particularly difficult to replace.

If the Company cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially impaired.

The Company is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Company may need to raise additional capital to support its continued growth. The Company's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company's control, and on its financial performance. The Company cannot assure that it will be able to raise additional capital in the future on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially limited.

The economic conditions in the State of Michigan could have a material adverse effect on the Company's results of operations and financial condition.

The Company's success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lenawee, Monroe and Washtenaw Counties, Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's results of operations and financial condition. See the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Background" on Page A-2.

The Company may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, EESA temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to the Company by the FDIC to increase.

The Company is a participant in the FDIC Temporary Liquidity Guarantee Program. Participating in this program will likely require the payment of additional insurance premiums to the FDIC.

Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on the Company's results of operations.

The Company's past operating results may not be indicative of its future operating results.

The Company may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In the future, the Company may not have the benefit of a favorable interest rate environment, a strong residential mortgage market or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit the Company's ability to expand its market presence. If the Company experiences a significant decrease in its historical rate of growth, the Company's results of operations and financial condition could be adversely affected due to a high percentage of its operating costs being fixed expenses.

The Company operates in a highly competitive industry and market area, which may adversely affect the Company's profitability.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include a number of community banks and subsidiaries of large multi-state and multi-bank holding companies in addition to credit unions, savings associations and various finance companies and loan production offices. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Company competes with these institutions both in attracting deposits and in making loans. Price competition for loans might result in the Company originating fewer loans, or earning less on its loans, and price competition for deposits might result in a decrease in the Company's total deposits or higher rates on its deposits. In addition, the Company has to attract its customer base from other existing financial institutions and from new residents. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company is subject to extensive government regulation and supervision that could limit or restrict its activities and adversely affect its profitability.

The Company and the Banks operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by federal and state regulators. Compliance with these regulations is costly and restricts certain of the Company's activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require the Company to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company's cost of compliance could adversely affect its ability to operate profitably.

If the Company is required to write down goodwill, its financial condition and results of operations would be negatively affected.

The Company is required to conduct an annual review to determine whether goodwill reflected on its balance sheet is impaired. Goodwill is tested for impairment annually in the second quarter. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include the Company's market value being lower than its book value, a significant adverse change in business climate; a significant unanticipated loss of clients or assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality. The Company cannot assure that it will not be required to take an impairment charge in the future. Any material impairment charge would have a negative effect on the Company's financial results and shareholders' equity.

Environmental liability associated with commercial lending could result in losses.

In the course of its business, the Company may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at the Company's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Company's business, results of operations and financial condition.

The Company may face risks related to future expansion and acquisitions or mergers, which include substantial acquisition costs, an inability to effectively integrate an acquired business into the Company's operations, lower than anticipated profit levels and economic dilution to shareholders.

The Company may seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. The Company may incur substantial costs to expand. An expansion may not result in the levels of profits it seeks or levels of profits comparable to or better than the Company's historical experience. Integration efforts for any future mergers or acquisitions may not be successful, which could have a material adverse effect on the Company's results of operations and financial condition. Also, the Company may issue equity securities, including the Company's common stock and securities convertible into shares of the Company's common stock, in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders.

The Company may not be able to effectively adapt to technological change, which could adversely affect its profitability.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, all of which could adversely affect its profitability.

The Company's controls and procedures may fail or be circumvented, which could have a material adverse effect on its business, results of operations and financial condition.

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

Risks Associated With The Company's Stock

The Company's participation in U.S. Treasury's TARP Capital Purchase Program restricts the Company's ability to pay dividends to common shareholders, restricts the Company's ability to repurchase shares of common stock, and could have other negative effects.

On January 16, 2009, the Company sold to the United States Department of the Treasury 20,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. The Company also issued to Treasury a 10-year Warrant to purchase 311,492 shares of Company common stock at an exercise price of $9.92 per share. The Company will have the right to redeem the preferred stock at any time after three years. The payment of dividends on the TARP CPP preferred stock will reduce the amount of earnings available to pay dividends to common shareholders. This could negatively affect the ability of the Company to pay dividends on its common stock.

Under the TARP CPP, the Company is subject to restrictions on the payment of dividends to common shareholders and the repurchase of common stock. Until the earlier of January 16, 2012 and the date on which Treasury no longer holds any shares of the TARP CPP preferred stock, the Company may not, without Treasury's approval, increase common dividends above $0.10 per share or repurchase any of its common shares (subject to limited exceptions). These restrictions may reduce or prevent payment of dividends to common shareholders that would otherwise be paid if the Company was not a participant in the TARP CPP and could have an adverse effect on the market price of the Company's common stock.

In addition, the Company may not pay any dividends at all on its common stock unless the Company is current on its dividend payments on the TARP CPP preferred stock. If the Company fails to pay in full dividends on the TARP CPP preferred stock for six dividend periods, whether consecutive or not, the holder of the TARP CPP preferred stock would have the right to elect two directors to the Company's board of directors. This right would terminate only upon the Company paying dividends in full for four consecutive periods. This right could reduce the level of influence existing common shareholders have in the management policies of the Company.

If Treasury (or a subsequent holder) exercised the Warrant and purchased shares of common stock, each common shareholder's percentage of ownership of the Company would be smaller. As a result, each shareholder might have less influence in the management policies of the Company than before exercise of the Warrant. This could also have an adverse effect on the market price of the Company's common stock.

Unless the Company is able to redeem the TARP CPP preferred stock before January 16, 2014, the cost of this capital will increase on that date, from 5.00% (approximately $1,030,000 annually) to 9.00% (approximately $1,854,000 annually). Depending on the Company's financial condition at the time, this increase in dividends on the TARP CPP preferred stock could have a negative effect on the Company's capacity to pay common stock dividends.

Additional restrictions and requirements may be imposed by the Treasury or Congress on the Company at a later date. These restrictions may apply to the Company retroactively and their imposition is outside of the Company's control.

The Company's ability to pay dividends is limited and it may be unable to pay future dividends.

The Company's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Company's subsidiary banks to pay dividends to the Company is limited by their obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If the Company or its subsidiary banks do not satisfy these regulatory requirements, the Company would be unable to continue to pay dividends on its common stock.

The market price of the Company's common stock can be volatile, which may make it more difficult to resell Company common stock at a desired time and price.

Stock price volatility may make it more difficult for a shareholder to resell common stock when a shareholder wants to and at prices a shareholder finds attractive. The Company's stock price can fluctuate significantly in response to a variety of factors.

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

The Company may issue additional shares of its common stock in the future, which could dilute a shareholder's ownership of common stock.

The Company's articles of incorporation authorize its board of directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of Company common stock. To the extent that the Company issues options or warrants to purchase common stock in the future and the options or warrants are exercised, the Company's shareholders may experience further dilution. Holders of shares of Company common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of Company common or preferred stock.

The Company may issue debt and equity securities that are senior to Company common stock as to distributions and in liquidation, which could negatively affect the value of Company common stock.

In the future, the Company may increase its capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of the Company's liquidation, its lenders and holders of its debt securities would receive a distribution of the Company's available assets before distributions to the holders of Company common stock. The Company's decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. The Company cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of Company common stock and dilute a shareholder's interest in the Company.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The executive offices of the Company are located at the main office (Hickman Financial Center) of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. UBT operates three other banking offices in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. The Bank's Trust & Investment Group occupies a leased facility in Tecumseh. The bank owns all of the buildings except for the Trust facility, and leases the land for one office in the city of Adrian. All offices offer ATM services, and all offices other than the Hickman Financial Center offer drive-up facilities. UBI owns and occupies a 12,000 square foot operations and training center in Tecumseh.

United Bank & Trust - Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline, the villages of Dexter and Manchester, and Scio Township, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, leases the buildings for the Manchester and Scio Township offices, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices in Ann Arbor. All offices offer ATM services, and all offices other than Manchester offer drive-up facilities.

ITEM 3	LEGAL PROCEEDINGS

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

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders held on December 23, 2008, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation in anticipation of the Company's participation in the CPP. The amendment includes a provision authorizing the board of directors to issue up to 2,000,000 shares of preferred stock. The amendment to the Restated Articles of Incorporation was approved by shareholders upon the following vote:

	For	Against	Abstentions and Broker Non-Votes
Approval of amendment	3,347,873	451,381	816,571

No other matters were considered by shareholders at that meeting, and no other matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The following table shows the high and low bid prices of common stock of the Company for each quarter of 2008 and 2007 as quoted on the OTC Bulletin Board, under the symbol of "UBMI." The prices listed below are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. They also do not include private transactions not involving brokers or dealers. The Company had 1,251 shareholders of record as of December 31, 2008. The market prices and cash dividends declared per share have been adjusted to reflect a stock dividend paid in 2007.

	2008			2007
	Market Price		Cash dividends	Market Price		Cash dividends
Quarter	High	Low	declared	High	Low	declared
1st	$22.00	$17.55	$0.20	$23.50	$21.88	$0.19
2nd	20.00	14.00	0.20	24.00	21.75	0.20
3rd	14.98	9.20	0.20	22.50	20.20	0.20
4th	12.99	7.55	0.10	22.00	17.00	0.20

The board of directors of the Company declared a dividend of $0.02 per share for the first quarter of 2009 payable February 20, 2009 to shareholders of record February 9. This reflects a decrease from $0.10 per share paid in the fourth quarter of 2008. The board believes that it is in the Company's best interest to preserve capital given the severe financial market conditions in Michigan and the U.S.

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-37, which discussion is here incorporated by reference. In addition, under the CPP, the Company is subject to restrictions on the declaration and payment of dividends to common shareholders. These restrictions are discussed in Part I, Item 1 of this report and Note 15 on Page A-37, which discussion is here incorporated by reference. See also, the risk factor on Page 20 of this report entitled "The Company's participation in U.S. Treasury's TARP Capital Purchase Program restricts the Company's ability to pay dividends to common shareholders, restricts the Company's ability to repurchase shares of common stock, and could have other negative effects," which is here incorporated by reference.

Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2008 is included under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders, and is here incorporated by reference.

STOCK PERFORMANCE GRAPH

The following chart shows the yearly percentage change in the Company's cumulative total shareholder return on its common stock. The change in stock price is compared in the chart to similar changes in the NASDAQ Bank Index and the Standard & Poor's 500 Stock Index. All prices are adjusted for stock splits and stock dividends. The graph assumes $100 invested on December 31, 2003. The total return assumes reinvestment of dividends.

The NASDAQ Bank Index is a broad-based capitalization-weighted index of domestic and foreign common stocks of banks that are traded on the NASDAQ National Market System as well as the Small Cap Market. The Index contains various types of NASDAQ listed banks and savings institutions and related holding companies, establishments performing functions closely related to banking, such as check cashing agencies, currency exchanges, safe deposit companies and corporations for banking abroad. The index is made up of 493 institutions at December 31, 2008.

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2004 through 2008. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report. Information is unaudited; in thousands, except per share data.

FINANCIAL CONDITION	2008	2007	2006	2005	2004
Assets
Cash and demand balances in other banks	$18,472	$17,996	$17,606	$20,416	$18,188
Federal funds sold	-	11,130	3,770	-	-
Securities available for sale	85,093	85,898	95,811	103,432	103,786
Net loans	683,695	637,994	593,914	551,751	491,132
Other assets	45,133	42,669	39,888	38,180	37,245
Total Assets	$832,393	$795,687	$750,989	$713,779	$650,351

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$89,487	$77,878	$81,373	$88,404	$85,598
Interest bearing certificates of deposit of $100,000 or more	132,139	122,266	102,492	68,062	40,057
Other interest bearing deposits	487,923	471,393	444,137	434,186	404,223
Total deposits	709,549	671,537	628,002	590,652	529,878
Short term borrowings	-	-	77	6,376	8,726
Other borrowings	50,036	44,611	40,945	42,228	42,847
Other liabilities	3,357	6,572	7,429	6,901	6,676
Total Liabilities	762,942	722,720	676,453	646,157	588,127
Shareholders' Equity	69,451	72,967	74,536	67,622	62,224
Total Liabilities and Shareholders' Equity	$832,393	$795,687	$750,989	$713,779	$650,351

RESULTS OF OPERATIONS	2008	2007	2006	2005	2004
Interest income	$47,041	$51,634	$47,056	$38,649	$31,720
Interest expense	17,297	21,873	17,802	12,286	8,423
Net Interest Income	29,744	29,761	29,254	26,363	23,297
Provision for loan losses	14,607	8,637	2,123	1,332	1,048
Noninterest income	13,510	13,652	12,175	11,669	11,010
Noninterest expense	29,963	27,559	26,914	25,195	22,646
Income (loss) before Federal income tax	(1,316)	7,217	12,392	11,505	10,613
Federal income tax	(1,280)	1,635	3,420	3,181	2,960
Net income (loss)	$(36)	$5,582	$8,972	$8,324	$7,653

Basic earnings (loss) per share (1) (2)	$(0.01)	$1.06	$1.69	$1.58	$1.46
Diluted earnings (loss) per share (1) (2)	(0.01)	1.06	1.69	1.57	1.45
Cash dividends paid per share (2)	0.70	0.79	0.73	0.68	0.62

(1)	Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
(2)	Adjusted to reflect stock dividends paid in 2007, 2006, 2005 and 2004.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-20 hereof, and is incorporated by reference here.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is contained on Pages A-15 through A-17 hereof, and is incorporated by reference here.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data - The information required by this item is contained in Note 22 on Page A-45 hereof, and is incorporated by reference here.

Other information required by this item is contained on Pages A-22 through A-45 hereof, and is incorporated by reference here.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

(a.)

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b.)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f). The Company's internal control system was designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of the Evaluation Date, and has concluded that, as of the Evaluation Date, the Company's internal control over financial reporting was effective. Management identified no material weakness in the Company's internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission ("COSO") in "Internal Control - Integrated Framework."

The Company's independent auditors have issued an audit report on the effectiveness of the Company's internal control over financial reporting. The report immediately follows this report.

	/s/ Robert K. Chapman	/s/ Randal J. Rabe
	Robert K. Chapman	Randal J. Rabe
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c.)	Report of Independent Registered Public Accounting Firm Audit Committee, Board of Directors and Stockholders United Bancorp, Inc. Tecumseh, Michigan

We have audited United Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, United Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of United Bancorp, Inc. and our report dated February 25, 2009, expressed an unqualified opinion thereon.

BKD, LLP Indianapolis, Indiana February 25, 2009

(d.)

There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On December 9, 2003, the Company adopted a Code of Business Conduct and Ethics (the "Code") that applies to all co-workers, officers and directors of the Company and its subsidiaries. The Code is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Commission and in other public communications made by the registrant;

•	Compliance with applicable governmental laws, rules and regulations;

•	Prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	Accountability for adherence to the Code.

A copy of the Code is filed with this report as Exhibit 14. A copy of the Code is posted on our website at www.ubat.com.

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers, Committees and Meetings of the Board of Directors" and "Beneficial Ownership Reporting Compliance" in the Company's 2009 Proxy Statement and is incorporated here by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained under the headings "Compensation of Directors and Executive Officers," "Compensation Committee Report," and "Compensation and Governance Interlocks and Insider Participation" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the headings "Equity Compensation Plan Information," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management," in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings "Directors and Executive Officers," "Committees and Meetings of the Board of Directors," and "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders and in Note 14 on Page A-37 hereof and is incorporated here by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's definitive Proxy Statement in connection with its 2009 Annual Meeting of Shareholders and is incorporated here by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The information required by this Item is included in Item 8 on Page 26 of this report, and is incorporated here by reference.

	2.	Financial statement schedules are not applicable.

(b)		The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated here by reference.

(c)

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

UNITED BANCORP, INC.

Management's Discussion and Analysis of Financial Condition
and Results of Operations
and
Consolidated Financial Statements

Table of Contents

The Business of United Bancorp, Inc.	A-1

Management's Discussion and Analysis of Financial Condition and Results of Operations
Background	A-2
Executive Summary	A-3
Financial Condition	A-4
Results of Operations	A-9
Liquidity, Funds Management and Market Risk	A-15
Capital Resources	A-18
Contractual Obligations	A-18
Critical Accounting Policies	A-19

Report of Independent Registered Public Accounting Firm	A-21

Consolidated Financial Statements
Consolidated Balance Sheets	A-22
Consolidated Statements of Operations	A-23
Consolidated Statements of Cash Flows	A-24
Consolidated Statements of Changes in Shareholders' Equity	A-25
Notes to Consolidated Financial Statements	A-26

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

The Company owns a structured finance company that was established in 2007. United Structured Finance ("USFC") is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Banks as well as non-bank clients.

Unemployment for the State of Michigan at the end of December 2008 was 10.6%, and as a result, the State retains its position with the highest unemployment level among the fifty states. The U.S. average unemployment rate at the end of 2008 was 7.2%. The Lenawee County unemployment rate of 12.2% is above the State's average level, while the Washtenaw County unemployment rate of 6.6% results in its ranking of lowest in the State.

According to the Michigan State Fiscal Agency ("SFA"),

•	The 2009 light vehicle sales forecast of 10.8 million units represents the worst year since 1982, for a 35% decrease from the annual averages realized between 2002 and 2007

•	Retail sales in the U.S. fell 11.6% in the last 6 months of 2008 for the largest drop since records began in 1947

•	In Michigan, new housing authorizations through November 2008 are down 81% statewide from 2004 levels

•	Michigan payroll employment has declined in 74 of the past 102 months, currently the longest decline on record with declines projected for 2009 and 2010

•	Michigan has lost 637,000 jobs since 2000 including 163,000 jobs in the past six months

•	Projections indicate an additional loss of 143,000 jobs by the fourth quarter of 2010

•	Michigan personal income will decline 1.9% in 2009, for the first decline since 1958 and third worst since World War II

•	SFA projects that the current fiscal year 2008-09 budgets will realize a deficit of $183 million when the $712 million surplus from fiscal year 2007-08 is applied.

These difficult economic conditions are having a profound and direct negative impact on the state's general fund budget as well as businesses and residents of Michigan. The Company's rate of growth continues to slow and loan quality has deteriorated. Previous decreases in loan quality were concentrated in the areas of construction and residential real estate development, but credit concerns have expanded to include a broader base of the Banks' loan portfolios.

In an historic move, the Federal Reserve in November lowered its key interest rate to between zero and 0.25 percent, a record low. The central bank signaled it would hold rates at such levels for some time to help cushion the blows of a recession that has just entered its second year. The Federal Reserve also pledged to use unconventional tools to help revive the economy. This reduction in rates has reduced the Company's cost of funds to some degree, but also resulted in a reduction in yield on its earning assets.

Executive Summary

The continuing economic downturn has taken its toll on the financial services industry, and United has seen a resulting decrease in net income and stock price, along with an increase in its allowance for loan losses and nonperforming loans. In addition, during the fourth quarter, the Company recognized impairment of its loan servicing rights, reflecting another aspect of the economic downturn.

The net loss for the year of $36,000 for United Bancorp, Inc. reflects a sharp decline from net income of prior years, as difficult economic conditions increased the Company's charge to its provision for loan losses. Net interest income remained substantially unchanged from 2007 levels as the Company's 4.8% growth in assets for the year was offset by a declining net interest margin. Noninterest income declined by 1.0% from the prior year, while noninterest expenses for the year were up by 8.7%. The Company's provision for loan losses increased by 69.1%, reflecting the continuing impact of current economic conditions on the Banks. Loss per share of $0.01 was down from earnings of $1.06 per share for 2007. Return on average shareholders' equity for 2008 was -0.05%, compared to 7.44% for 2007, and return on average assets for the year ended December 31, 2008 was 0.00%, compared to 0.72% for 2007.

The related economic issues in the U.S. and particularly in Michigan have taken their toll on the credit quality of the Banks' loan portfolios. A significant contributor to the decline in loan quality is the continued decline in collateral values and cashflows for the Banks' personal and commercial borrowers. Foreclosures on residential real estate mortgages have also increased significantly, although the Banks sell most of their mortgage production without recourse on the secondary market.

Gross portfolio loans increased by $52.5 million from the end of 2007, representing growth of 8.1% for the year. Of that growth, $14.0 million occurred in the fourth quarter of the year, reflected continued strong lending activity. Investment balances decreased slightly, while fed funds sold declined by more than $11 million. Total assets grew by 4.8% in 2008 over 2007. This growth was funded by deposit growth of 5.7%, or $38.0 million, as well as an increase in borrowings of $5.4 million.

The Company does not anticipate a quick turnaround in the current conditions that have impacted its earnings. We expect that our net interest margin will continue to experience pressure as a result of low rates and competition for deposits. While we anticipate that mortgage volumes will remain relatively strong as a result of refinancing during the period of low rates, wealth management fee income will remain under pressure as long as financial markets are struggling. We do not anticipate that credit quality will improve significantly until the economy rebounds.

We expect that FDIC insurance costs will increase by approximately $750,000 to $850,000 in 2009, and expenses relating to problem loans and other real estate owned will continue to impact earnings. At the same time, the Company will not pay merit increases to its staff in 2009, and incentive compensation will not be paid at the anticipated depressed level of earnings.

While current economic conditions continue to present significant challenges, United has taken steps to protect its capital for the long-term benefit of its shareholders. In January of 2009, United issued $20.6 million in preferred stock to the United States Department of Treasury under the TARP Capital Purchase Program (CPP). United's capital ratios prior to receiving CPP funds exceeded the designation of "well capitalized" under regulatory capital requirements, and the addition of the CPP investment will help United to continue to meet the lending needs of its market areas. In addition, the Company reduced its cash dividends to common shareholders in efforts to maintain its capital base.

Financial Condition

Securities
Dollars of loan growth in excess of deposit growth has resulted in a reduction in balances in the Company's securities portfolio in both 2007 and 2008. The makeup of the Company's investment portfolio continues to evolve with the changing price and risk structure, and liquidity needs of the Company.

Changes in the various categories of the Company's investment portfolio are shown in the chart below.

	2008 Change		2007 Change
	$000%		$000%
U.S. Treasury and agency securities	$(13,820)	-41.2%	$(4,848)	-12.6%
Mortgage backed agency securities	8,921	68.4%	(894)	-6.4%
Obligations of states and political subdivisions	1,761	4.9%	(4,241)	-10.5%
Corporate, asset backed and other securities	2,333	73.2%	70	2.2%
Change in total securities	$(805)	-0.9%	$(9,913)	-10.3%

These changes are also reflected in the percentage makeup of the portfolio. The following chart shows the percentage mix of the securities portfolio.

Percentage Makeup of Securities Portfolio at December 31,	2008	2007
U.S. Treasury and agency securities	23.2%	39.0%
Mortgage backed agency securities	25.8%	15.2%
Obligations of states and political subdivisions	44.5%	42.1%
Corporate, asset backed and other securities	6.5%	3.7%
Total investment securities	100.0%	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small amount of geographic risk, as approximately 6.4% of that portfolio is issued by political subdivisions located within Lenawee County and 8.7% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be "high risk."

The Company's current and projected tax position continues to make carrying tax-exempt securities valuable to the Banks, and the Company does not anticipate being subject to alternative minimum tax in the near future. The Banks' investment in local municipal issues also reflects their commitment to the development of the local area through support of its local political subdivisions.

Deterioration of the economy raises concerns regarding other than temporary impairment within the investment portfolio. The Company has performed an evaluation of its investments for other than temporary impairment, and one small issue of community bank holding company stock was deemed to be impaired. As a result, a loss of $123,000 was recognized during the fourth quarter of 2008. After recognition of this loss, the Company holds just $50,000 of equity securities in its portfolio other than stock of the Federal Home Loan Bank of Indianapolis ("FHLBI") held by the Banks.

The Banks are members of the FHLBI and collectively hold a $3.0 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLB stock. The Federal Home Loan Banks are currently facing the potential for substantial accounting impairments on their private label mortgage-backed securities portfolios. The FHLB banks hold these securities as long-term investments, and account for them on an amortized cost basis. If total FHLB bank gross unrealized losses were deemed "other than temporary" for accounting purposes, this would significantly impair the FHLB banks' capital levels and the resulting value of FHLB stock.

FHLBI has delayed its fourth quarter 2008 dividend pending an evaluation of its investment portfolio. However, we evaluated a simulation of the capital position of the FHLBI after incurring the maximum charges possible (based on the difference between the FHLB banks' carrying value and the fair value of their securities as of September 30, 2008). The analysis indicates that such a charge would result in capital levels that remain very near minimum regulatory requirements. On that basis, the Company has elected not to recognize other than temporary impairment on its FHLBI stock at this time.

Unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The chart below summarizes unrealized gains and losses in each category of the portfolio at the end of 2008 and 2007, in thousands of dollars.

Unrealized Gains and Losses in the Investment Portfolio	2008	2007	Change
U.S. Treasury and agency securities	$641	$158	$483
Mortgage backed agency securities	526	7	519
Obligations of states and political subdivisions	372	225	147
Corporate, asset backed and other securities	(149)	45	(194)
Total investment securities	$1,390	$435	$955

Loans
As full service lenders, the Banks offer a variety of loan products in their markets. Loan growth was 8.0% in 2008. Personal loan balances grew 14.3% for the year, with the largest growth attributable to home equity loans. Personal loans on the Company's balance sheet also include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use.

Business loan growth for 2008 was 9.3%, down from 14.9% in 2007. The growth in loans to commercial enterprises is derived from all of the markets the Banks serve. In addition, the Banks purchase and sell participations in business loans, in order to diversify their geographic risk. No significant participations were purchased in 2008.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market, and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. While growth of residential mortgage balances on the Banks' portfolios slowed compared to 2007, growth of 3.9% in 2008 reflects continued production of ARM products and large non-conforming residential mortgages that are generally retained in the loan portfolios of the Banks.

Loans for construction and development declined by 0.8% in 2008. The minimal change in balances reflects an increase in the amount of individual construction loan volume, offset by the payoff or charge-off of a number of residential construction and development loans during the year. Balances of individual residential construction loans increased by just under $4 million during the year, while loans to developers for residential construction and development were down roughly the same amount. Residential construction loans will convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans will eventually be converted to commercial mortgages.

Credit Quality
The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category at December 31 for each of the past five years.

Nonperforming Assets, in thousands of dollars	2008	2007	2006	2005	2004
Nonaccrual loans	$19,328	$13,695	$5,427	$5,609	$3,709
Accruing loans past due 90 days or more	1,504	1,455	855	1,153	1,674
Troubled debt restructurings	690	-	-	-	-
Total nonperforming loans	21,522	15,150	6,282	6,762	5,383
Other assets owned	3,459	2,253	1,063	871	844
Total nonperforming assets	$24,981	$17,403	$7,345	$7,633	$6,227
Percent of nonperforming loans to total loans	3.09%	2.35%	1.04%	1.21%	1.08%
Percent of nonperforming assets to total assets	3.00%	2.19%	0.98%	1.07%	0.96%

Total nonaccrual loans have increased by $5.6 million since the end of 2007, while delinquent loans have increased by $49,000. One loan was restructured during 2008, and is included in the above totals as troubled debt restructurings. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in delinquency reflects the difficult operating environment facing certain borrowers of the Company. Loan workout and collection efforts continue with all delinquent clients, in order to bring them back to performing status. Total nonperforming loans as a percent of total portfolio loans moved from 2.35% at the end of 2007 to 3.09% at the end of 2008.

Holdings of other assets owned increased by $1.2 million since the end of 2007. Other real estate owned includes eighteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include eleven commercial properties, two of which are the result of out-of-state loan participations, and seven residential homes and lots. One property is leased, and all are for sale. Also included in these totals are other assets owned of $72,200, consisting of motor vehicles, boats and one mobile home. These assets are also for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for currently estimated losses inherent in the portfolio. The increase reflects in part the recognition of additional loans identified as impaired, as well as a combination of an increasing historical charge-off rate and an increase in loan balances. An analysis of the allowance for loan losses, in thousands of dollars, for the twelve months ended December 31, 2008 and 2007 follows:

In thousands of dollars	2008	2007	2006
Balance, January 1	$12,306	$7,849	$6,361
Loans charged off	(8,772)	(4,290)	(762)
Recoveries credited to allowance	171	110	127
Provision charged to operations	14,607	8,637	2,123
Balance, December 31	$18,312	$12,306	$7,849
Allowance as % of total loans	2.63%	1.91%	1.32%

During 2007 and 2008, the Company has performed an in-depth analysis of its construction and development loan portfolio during the second half of the year, taking into account current year activity and projecting activity for the next twelve to twenty-four months as an integral component of its impairment analysis. Appraisals have also been obtained and/or updated as necessary. This activity has resulted, in 2007 and 2008, in a higher level of provision expense in the second half of the year as compared with the first half.

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31, 2008 and 2007. The allocation method used takes into account specific allocations for identified credits and a three-year historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

Allocation of the allowance for loan losses at December 31,	2008	2007
Business and commercial mortgage (1)	$16,148	$10,924
Residential mortgage	673	368
Personal	1,491	974
Unallocated	-	40
Total	$18,312	$12,306

(1)	Includes construction and development loans

Within the Banks' loan portfolios, $37.2 million of impaired loans have been identified as of December 31, 2008, compared with $24.7 million as of December 31, 2007, and the specific allowance for impaired loans was $8.1 million at December 31, 2008, compared to $6.1 million at December 31, 2007. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks' current analysis of losses inherent in their loan portfolios. Management believes that based upon their calculation, its allowance is at a level that is appropriate for the risks in its loan portfolio.

Credit quality is dependent in part on the makeup of the loan portfolio. The following chart shows the percentage makeup of the loan portfolio.

Percentage Makeup of Loan Portfolio at December 31,	2008	2007
Personal	16.1%	15.2%
Business, including commercial mortgages	59.1%	58.4%
Tax exempt	0.4%	0.4%
Residential mortgage	13.0%	13.3%
Construction and development	11.5%	12.6%
Total loans	100.0%	100.0%

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, but make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Banks use an independent loan review firm to assess the quality of its business loan portfolio. There are no other significant concentrations in the business loan portfolio.

Real estate construction and development loans make up approximately 12% of the Company's loan portfolios. This sector of the economy has been particularly impacted by declines in housing activity, and 58% of the Company's nonperforming loans are from this category. Similarly, 40% of net charge-offs for 2008 were loans for real estate construction and development.

In 2005 and 2006, the Company purchased $9.5 million of participations in a number of larger development loans that were located in various areas of the U.S. At that time, United believed that given the slowing of the Michigan economy, using some of its excess liquidity to purchase these loans would provide a degree of geographic diversity to its loan portfolio. Since that time, it has become evident that the economic downturn is more than just a Michigan phenomenon, and those geographically diverse participation loans for development purposes have experienced declines in collateral value and credit quality. During 2007 and 2008, United has reduced its exposure in these developments to $5.6 million, primarily through provision of specific reserves or charge-offs. Further information concerning credit quality is contained in Note 5 of the Notes to Consolidated Financial Statements.

Deposits
Deposit totals increased $38.0 million in 2008, or 5.7% for the year, compared to deposit growth of $43.5 million, or 6.9% in 2007. Deposit growth was across all categories of deposits, with noninterest bearing deposits providing the largest percentage of growth for the year. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in its market area. The majority of the Company's deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In 2008, the Banks began participating in the CDARS program, in order to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The following chart shows the percentage change in deposits by category for 2008 and 2007.

Percentage Change in Deposits by Category	2008	2007
Noninterest bearing deposits	14.9%	-4.3%
Interest bearing certificates of deposit of $100,000 or more	8.1%	19.3%
Other interest bearing deposits	4.4%	6.1%
Total deposits	5.7%	6.9%

The chart below shows the percentage makeup of the deposit portfolio in 2008 and 2007.

Percentage Breakdown of Deposit Portfolio as of December 31,	2008	2007
Noninterest bearing deposits	12.6%	11.6%
Interest bearing certificates of deposit of $100,000 or more	18.6%	18.2%
Other interest bearing deposits	68.8%	70.2%
Total deposits	100.0%	100.0%

Cash Equivalents and Borrowed Funds
The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank of Indianapolis and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2008 and 2007, while short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

The Company has elected to participate in the Temporary Liquidity Guarantee Program ("TLGP") implemented by the FDIC in 2008. United had no senior unsecured debt at September 30, 2008. As a result, the Company's limit under the Debt Guarantee Program is $14.9 million, which is based on 2% of consolidated total liabilities at September 30.

Results of Operations

Earnings Summary and Key Ratios
The Company experienced a consolidated net loss for 2008. The impact of continuing loan growth was offset by a decline in interest spreads, with a resulting decrease of 0.1% in net interest income from 2007 to 2008. The net interest margins of the banks declined as a result of competition for deposits, and the cost of obtaining funding in addition to local deposits to fund loan growth.

At the same time, noninterest income declined by 1.0% from 2007. The fourth quarter of 2008 included a number of items that reduced noninterest income. Those included the recognition of impairment on mortgage servicing rights, recognition of other than temporary impairment on a corporate investment, declines in wealth management income and lower levels of NSF and overdraft fee income. Those items are discussed in more detail later in this discussion. However, noninterest income still represented 31.2% of the Company's total revenues for 2008. Noninterest expenses were up 8.7% over 2007, following an increase of 2.4% in 2007. The Company's provision for loan losses was $14.6 million in 2008, increasing 69.1% over 2007.

The following chart shows the trends of the major components of earnings for the five most recent quarters.

	2008				2007
In thousands of dollars, where appropriate	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$7,342	$7,537	$7,387	$7,478	$7,411
Provision for loan losses	8,997	3,300	1,650	660	5,801
Noninterest income	2,538	3,667	3,766	3,537	3,567
Noninterest expense	7,291	7,623	7,247	7,802	6,613
Federal income tax provision	(2,392)	(114)	560	665	(686)
Net income (loss)	$(4,016)	$395	$1,696	$1,888	$(750)
Basic earnings (loss) per share	$(0.79)	$0.08	$0.33	$0.37	$(0.15)
Return on average assets	-1.91%	0.20%	0.86%	0.94%	-0.37%
Return on average shareholders' equity	-22.08%	2.14%	9.29%	10.35%	-3.97%

Return on average assets declined to 0.00% for 2008, down from 0.72% for 2007. Return on average shareholders' equity for 2008 was -0.05%, compared to 7.44% for 2007. At the same time, book value per share and cash dividends per share declined. The following chart shows trends in these and other ratios. As a result of a change in the timing of declaration of cash dividends, only three cash dividends were declared in 2006, although four cash dividends were paid. To facilitate comparison to prior periods, the figure shown in the table reflects the dividends actually paid during the year. All figures are adjusted to reflect stock dividends.

Performance Ratios	2008	2007	2006	5 Year Average
Return on average assets	0.00%	0.72%	1.21%	0.87%
Return on average shareholders' equity	-0.05%	7.44%	12.75%	9.10%
Average equity to average total assets	9.09%	9.65%	9.46%
Book value per share	$13.75	$14.33	$14.20
Basic and diluted earnings (loss) per share	(0.01)	1.06	$1.692
Cash dividends per share	0.70	0.79	$0.727
Dividend payout ratio	NA	74.3%	42.6%

Net Interest Income
As a financial services holding company, United Bancorp, Inc. derives the greatest portion of its income from net interest income. During 2007, the prime rate was relatively stable, and was unchanged for eight of the twelve months of the year. During that period, the yield curve regained its normal shape. In 2008, the Federal Reserve lowered target fed funds rates eight times, or 400 basis point. Due to extreme competition for deposits, the Company's cost of funds did not decline as quickly as its yield on earning assets. As a result of those challenges, net interest margin for 2008 declined to 4.04% from 4.18% in 2007. At the same time, net interest income remained substantially unchanged from 2007 levels.

Interest income decreased 8.9% in 2008 compared to 2007, following an increase of 9.7% in 2007 over 2006. At the same time, interest expense decreased 20.9%, compared to an increase of 22.9% for 2007 compared to 2006. The net result was a decrease in net interest income of just

0.1% for 2008 over 2007. Tax-equivalent yields on earning assets declined from 7.18% for 2007 to 6.27% for 2008, for a reduction of 91 basis points. The Company's average cost of funds decreased by 88 basis points, and tax equivalent spread declined from 3.61% for 2007 to 3.59% in 2008. Net interest margin experienced similar modest declines, moving from 4.18% for 2007 to 4.04% for all of 2008. The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

Yield Analysis of Consolidated Average Assets and Liabilities

	2008			2007			2006
Dollars in thousands	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate
Assets
Interest earning assets (a)
Federal funds sold	$5,170	$128	2.47%	$6,211	$271	4.36%	$6,968	$359	5.15%
Taxable securities	46,366	2,164	4.67%	52,799	2,593	4.91%	60,602	2,392	3.95%
Tax exempt securities (b)	36,939	2,148	5.82%	36,561	2,145	5.87%	35,824	2,069	5.77%
Taxable loans	670,279	43,171	6.44%	630,887	47,168	7.48%	571,705	42,771	7.48%
Tax exempt loans (b)	2,606	172	6.58%	2,967	195	6.57%	3,003	191	6.35%
Total interest earning assets (b)	761,360	$47,783	6.28%	729,425	$52,372	7.18%	678,102	$47,782	7.05%
Cash and due from banks	17,260			14,202			18,792
Premises and equipment, net	13,006			14,149			13,534
Intangible assets	3,469			3,469			3,469
Other assets	26,870			23,831			23,274
Unrealized (gain) loss on securities
available for sale	370			74			(371)
Allowance for loan losses	(13,035)			(7,907)			(6,822)
Total Assets	$809,300			$777,243			$729,978

Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$310,569	$4,069	1.31%	$288,925	$6,641	2.30%	$284,870	$5,993	2.10%
CDs $100,000 and over	122,905	5,139	4.18%	120,653	5,924	4.91%	93,354	4,187	4.49%
Other interest bearing deposits	157,122	5,756	3.66%	156,062	7,065	4.53%	143,197	5,711	3.99%
Total interest bearing deposits	590,596	14,964	2.53%	565,640	19,631	3.47%	521,421	15,891	3.05%
Short term borrowings	4,399	96	2.18%	3,757	175	4.67%	1,032	62	6.01%
Long term borrowings	48,833	2,238	4.58%	43,580	2,067	4.74%	40,064	1,850	4.62%
Total interest bearing liabilities	643,828	17,298	2.69%	612,977	21,873	3.57%	562,517	17,803	3.16%
Noninterest bearing deposits	86,248			81,701			86,919
Other liabilities	5,639			7,523			9,445
Shareholders' equity	73,585			75,042			71,097
Total Liabilities and
Shareholders' Equity	$809,300			$777,243			$729,978
Net interest income (b)		$30,485			$30,499			$29,979
Net spread (b)			3.59%			3.61%			3.88%
Net yield on interest earning assets (b)			4.04%			4.18%			4.42%
Tax equivalent adjustment on interest income		741			738			725
Net interest income per income statement		$29,744			$29,761			$29,254

Ratio of interest earning assets to interest bearing liabilities			1.18%			1.19%			1.21%

(a)	Non-accrual loans and overdrafts are included in the average balances of loans.
(b)	Fully tax-equivalent basis; 34% tax rate.

The following tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to: (a)			Increase (decrease) due to: (a)
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold	$(40)	$(103)	$(143)	$(37)	$(51)	$(88)
Taxable securities	(305)	(124)	(429)	(334)	535	201
Tax exempt securities (b)	22	(19)	3	43	33	76
Taxable loans	2,818	(6,815)	(3,997)	4,425	(28)	4,397
Tax exempt loans (b)	(24)	1	(23)	(2)	7	5
Total interest income	$2,471	$(7,060)	$(4,589)	$4,095	$496	$4,591
Interest expense on:
NOW and savings deposits	$466	$(3,038)	$(2,572)	$39	$609	$648
CDs $100,000 and over	109	(894)	(785)	1,312	425	1,737
Other interest bearing deposits	48	(1,357)	(1,309)	541	813	1,354
Short term borrowings	26	(106)	(80)	130	(17)	113
Long term borrowings	243	(72)	171	166	51	217
Total interest expense	$892	$(5,467)	$(4,575)	$2,188	$1,881	$4,069

Net change in net interest income	$1,579	$(1,593)	$(14)	$1,907	$(1,385)	$522

(a)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses
Continuing stresses within the economy and their resulting impact on borrowers has resulted in continued increases in the Company's provision for loan losses. The increases reflect ongoing declines in borrowers' ability to repay loans, in large part due to pressures on cashflows and from declining collateral values.

The provision for 2008 was $14.6 million, up from $8.6 million for 2007. This provision provides for currently anticipated losses inherent in the current portfolio. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income
Total noninterest income declined 1.0% in 2008 over 2007, compared to an increase of 12.1% in 2007. The following table summarizes changes in noninterest income by category for 2008 and 2007, in thousands of dollars where appropriate.

Change in Categories of Noninterest Income
	2008	2007	Change	2006	Change
Service charges on deposit accounts	$3,381	$3,579	-5.5%	$3,364	6.4%
Wealth Management fee income	4,343	4,801	-9.5%	4,762	0.8%
Gains (losses) on securities transactions	(18)	9	-300.0%	12	-25.0%
Income from loan sales and servicing	2,187	1,749	25.0%	906	93.0%
ATM, debit and credit card fee income	2,257	2,118	6.6%	1,905	11.2%
Bank owned life insurance	486	461	5.4%	408	13.0%
Other fee income	874	935	-6.5%	818	14.3%
Total Noninterest Income	$13,510	$13,652	-1.0%	$12,175	12.1%

Service charges on deposit accounts were down 5.5% in 2008, compared to an increase of 6.4% in 2007 over 2006. This is in spite of the Company's deposit growth of 5.7% in 2008 and growth of 14.9% in noninterest bearing deposit account balances. During 2008, the Banks improved on-line balance reporting to clients, helping them to better manage their deposit balances. This has resulted in some decrease in deposit service charges, particularly NSF and overdraft fees.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes Trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 9.5% in 2008 compared to 2007. This decline in income reflects significant reduction in market value of assets managed by the Wealth Management Group, in spite of new account growth. This compares to an increase of 0.8% in 2007 over 2006. Assets managed by the department at December 31, 2008 were $580.8 million, down from $729.7 million at the end of 2007.

Income from the sale and servicing increased 25.0% in 2008 compared to 2007, in spite of a reduction in servicing income resulting from the impairment of mortgage servicing rights. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans. As a result of declining market values of servicing rights, the Company recognized impairment of $521,000 in its servicing portfolio during 2008. No write-downs in mortgage servicing rights were required in 2007 as a result of impairment or other reasons.

The Banks continue to experience strong volume in conventional residential real estate mortgage loans, particularly with regard to the volume of loans sold on the secondary market. Loans serviced consist primarily of residential mortgages sold on the secondary market. In addition, a small number of loans originated by United Structured Finance are typically sold on the secondary market, and gains on the sale of those loans contributed to the increase income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients and non-clients of the Banks.

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 6.6% in 2008 over 2007, compared to an increase of 11.2% in 2007 over 2006.

Income from bank-owned life insurance increased 5.4% in 2008 compared to 2007, following growth of 13.0% in 2007 compared to 2006. The improvement in 2008 reflects increases in interest crediting rates during the year and some minor restructuring of BOLI holdings. Other fee income during the year consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income declined by 6.5% in 2008, following growth of 14.3% from 2006 to 2007. The decline in 2008 was primarily attributable to a reduction in the amount of business sweep account fees assessed due to a shift in balances from sweep accounts to deposits.

Noninterest Expense
The following table summarizes changes in the Company's noninterest expense by category for 2008 and 2007, in thousands of dollars where applicable.

Change in Categories of Noninterest Expense
	2008	2007	Change	2006	Change
Salaries and employee benefits	$16,333	$14,862	9.9%	$15,037	-1.2%
Occupancy and equipment expense, net	4,874	4,724	3.2%	4,344	8.7%
External data processing	1,755	1,605	9.3%	1,537	4.4%
Advertising and marketing	1,191	1,193	-0.2%	1,063	12.2%
Attorney, accounting and other professional fees	1,020	1,070	-4.7%	1,266	-15.5%
Director fees	397	413	-3.9%	447	-7.6%
Expenses relating to ORE property	639	169	278.8%	39	335.6%
Other losses	214	356	-39.9%	126	182.5%
FDIC Insurance costs	408	221	84.6%	75	194.7%
Other expense	3,132	2,946	6.3%	2,980	-1.1%
Total Noninterest Expense	$29,963	$27,559	8.7%	$26,914	2.4%

Total noninterest expenses were up 8.7% in 2008, compared to an increase of 2.4% in 2007 over 2006. Salaries and benefits are the organization's largest single area of expense. During 2008, this category of expense increased by 9.9%, following a decline of 1.2% in 2007 from 2006 levels. Expenses for 2008 and 2007 include minimal amounts of incentive compensation payments, and that contributed to the decline in costs from 2006 to 2007. In 2008, increases reflect increases in staff to support noninterest income growth, in addition to normal increases in wages and the cost of benefits.

The increase of 3.2% in occupancy and equipment expense for 2008 over 2007 levels reflects ongoing investment in technology and equipment. There were no physical additions to the Company's facilities during 2008. External data processing costs were up in 2008 over 2007, primarily reflecting increases related to processing of ATM, credit card and internet banking transactions, resulting from increased volume in these areas.

Advertising and marketing expenses were flat in 2008, following an increase of 12.2% in 2007 over 2006 levels. Attorney, accounting and other professional fees were down 4.7% from 2007 levels, following a reduction of 15.5% in 2007.

Expenses related to ORE property continue to make up a larger portion of the Company's expenses. Those expenses include write-downs of the value and losses on the sale of property held as other real estate, along with costs to maintain and carry those properties. The increase of 278.8% in 2008 over 2007 reflects the Banks' experience with increased foreclosures resulting from the weakened economy. Other losses were down from the levels experienced in 2007. These losses include fraud losses, losses on closed accounts and other similar losses. FDIC insurance costs increased by 84.6% in 2008 over 2007, and Management anticipates significant increases in FDIC insurance costs during 2009 as a result of increased premiums and the exhaustion of credits during 2008. Other expenses were up 6.3% in 2008 compared to 2007, with those expenses including shareholder and compliance expense, among others.

Federal Income Tax
The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Effective Tax Rates	2008	2007	2006
Income (loss) before tax	$(1,316)	$7,217	$12,392
Federal income tax	(1,280)	1,635	3,420
Effective federal tax rate	97.3%	22.7%	27.6%

The Company's effective tax rate for 2008 is not meaningful, as low earnings levels combined with United's levels of tax-exempt income, resulting in an income tax benefit for the year. Income from bank owned life insurance and tax credits from participation in a low-income housing partnership helps to reduce the Company's federal income taxes. Tax-exempt income continues to be a significant factor in the tax calculation for the Company, due to the percentage of the investment portfolio carried in tax-exempt municipal securities and loans. The Banks intend to continue to invest in tax-exempt assets as long as liquidity, safety and tax equivalent yields make them an attractive alternative.

Liquidity, Funds Management and Market Risk

Liquidity
The Banks monitor their liquidity position regularly, and are in compliance with regulatory guidelines for liquidity. While loan and deposit cash flows are determined to a large extent by the actions of its clients, the Company is able to control its cash flows with regard to borrowings and investments. The Company has a number of liquidity sources other than client deposits, including federal funds and other lines of credit with correspondent banks, securities available for sale, board authorized brokered deposit capacity, and borrowing capacity with the FHLB. Information concerning available lines is contained in Note 10 of the Notes to Consolidated Financial Statements.

During 2008, a number of factors played a role in the Company's current and potential liquidity sources. Loan demand remained strong, while competition for deposits increased as certain larger competitors were confronting a liquidity crisis. Also during the year, one large correspondent bank eliminated the Company's fed funds line, as it did with many other community banks.

These challenges caused the Company to be proactive in identifying other sources of liquidity and establishing additional internal measures with regard to liquidity. In addition to putting in place borrowing capability at the Fed discount window, the Company elected in December 2008 to participated in the FDIC debt guaranty program. Under the program, The FDIC will guarantee, through June 30, 2012, newly issued senior unsecured debt with a stated maturity of more than 30 days that is issued prior to June 30, 2009. United had no senior unsecured debt at September 30, 2008. As a result, the Company's limit under the Debt Guarantee Program is $14.9 million, which is based on 2% of consolidated total liabilities at September 30.

Throughout 2008, the Company participated in the federal funds market; at times as a provider of funds and at other times as a purchaser. Funding needs varied throughout the year, and overall, the Company's average net excess funds during 2008 were $771,000. For 2008, net loans increased by $46.5 million, and total investments declined by $805,000. This funding need was satisfied primarily by deposit growth of $38.0 million in 2008 and a net increase in FHLB advances of $5.4 million.

In 2008, the FDIC addressed depositor concerns for the safety of deposits, and increased its coverage of deposits at FDIC-insured institutions until December 31, 2009. In addition, in October of 2008, the FDIC announced its temporary Transaction Account Guarantee Program, which provides full coverage for non-interest bearing transaction deposit accounts at FDIC-

insured institutions that participate in the program. The transaction account guarantee applies to all personal and business checking deposit accounts that do not earn interest at participating institutions. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. Both of these FDIC changes have helped the Banks to attract and retain deposits. The Company also participates in the CDARs network, which allows participating institutions to further enhance FDIC coverage of deposits.

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

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 300 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management's determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

The Funds Management Committee is also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, pricing for credit risk and liquidity risk. The Committee is made up of senior members of management, and continually monitors the makeup of interest sensitive assets and liabilities to assure appropriate liquidity, maintain interest margins and to protect earnings in the face of changing interest rates and other economic factors.

The Funds Management policy provides for a level of interest sensitivity that, Management believes, allows the Company to take advantage of opportunities within the market relating to liquidity and interest rate risk, allowing flexibility without subjecting the Company to undue exposure to risk. In addition, other measures are used to evaluate and project the anticipated results of Management's decisions.

The following table shows the rate sensitivity of earning assets and interest bearing liabilities as of December 31, 2008. Loans and investments are categorized using the earlier of their scheduled payment, call, or repricing dates, where applicable. Savings, NOW and money market deposit accounts are considered to be immediately repriceable. All other liabilities are reported by their scheduled maturities, and no adjustments for possible prepayments are included in the table.

Interest Sensitivity Summary
In thousands of dollars	0-3 Mo.	4-12 Mo.	1-5 Yrs	5-10 Yrs	Over 10 Years	Total
Securities	$14,077	$12,164	$43,019	$14,728	$1,105	$85,093
Loans	306,303	53,745	278,462	45,990	17,507	702,007
Total earning assets	$320,380	$65,909	$321,480	$60,718	$18,612	$787,099

Interest bearing deposits	$396,680	$124,760	$98,621	$-	$-	$620,062
Other borrowings	14,409	6,028	27,637	237	1,724	50,036
Total interest bearing liabilities	$411,090	$130,789	$126,258	$237	$1,724	$670,098
Net asset (liability) interest sensitivity exposure	$(90,710)	$(64,880)	$195,222	$60,482	$16,888	$117,002

Cumulative net asset (liability) exposure	$(90,710)	$(155,590)	$39,632	$100,114	$117,002
Cumulative ratio of asset to liability exposure	0.78	0.71	1.06	1.15	1.17	to one
Cumulative exposure as a percent of total assets	-10.9%	-18.7%	4.8%	12.0%	14.1%

We conducted multiple simulations as of December 31, 2008, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2008. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Change in Net Interest Income
In thousands of dollars	$	%
Interest Rate Scenario
Interest rates down 200 basis points	(3,167)	-12.1%
Interest rates down 100 basis points	(1,535)	-5.9%
No change in interest rates	-	0.0%
Interest rates up 100 basis points	1,297	4.9%
Interest rates up 200 basis points	2,514	9.6%
Interest rates up 300 basis points	3,534	13.5%

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and levels of loans, deposits and other earnings assets and interest-bearing liabilities, level of nonperforming assets, economic and competitive conditions, potential changes in lending, investing and deposit gathering strategies, client preferences and other factors.

Capital Resources

The common stock of the Company is quoted on the Over the Counter Bulletin Board as UBMI. As was the case with much of the financial services industry, the stock of the Company has experienced significant price declines during 2008. In addition, the Company lowered its quarterly cash dividend amounts and suspended its stock buyback program that was implemented early in 2007. It has been the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. As a result of the significant decline in earnings and as a capital preservation measure, the Company reduced its quarterly dividend from $0.20 to $0.10 in the fourth quarter of 2008 and further reduced the dividend to $0.02 in the first quarter of 2009. Book value of the Company's stock declined from $14.33 at December 31, 2007 to $13.75 at the end of 2008.

The ratios of average equity to average assets of the Banks and the Company declined from 2007 levels, primarily as a result of the reduction of earnings in 2008 and from a dividend payout exceeding earnings. At the same time, the Company's capital ratios exceed the levels required to be considered "well-capitalized" by its regulators. The table in Note 18 of the Notes to Consolidated Financial Statements details the capital ratios of the Company.

In 2008, the Company applied to participate in the United States Department of Treasury Capital Purchase Program ("CPP"). This program is designed to promote confidence in the banking system, invigorate lending, and assist in consolidation of weaker financial institutions into stronger institutions. Treasury and federal banking regulators have encouraged strong institutions such as United to participate in this voluntary program.

In January of 2009, United sold to Treasury 20,600 shares of United's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. United also issued to Treasury a 10-year Warrant to purchase 311,492 shares of United common stock at an exercise price of $9.92 per share. United will have the right to redeem the preferred stock at any time after three years. Terms of the preferred stock and warrants are set by Treasury and are standardized for most institutions participating in the CPP.

Participating in the CPP will provide United with additional capital to grow organically through increased lending and to pursue future strategic acquisition opportunities. The additional capital provided through the CPP is expected to enhance the company's balance sheet and its ability to pursue its disciplined growth strategy, which includes expanding existing client relationships, adding new clients and pursuing future strategic acquisition opportunities.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2008, in thousands of dollars:

	Payments due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long term debt (FHLB advances)	$18,438	$17,563	$12,073	$1,961	$50,036
Operating lease arrangements	968	1,911	1,959	3,028	7,866
Purchase agreements	-	-	-	-	-
Total	$19,406	$19,474	$14,032	$4,989	$57,902

Critical Accounting Policies

Generally accepted accounting principles are complex and require Management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-26 to A-31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company's Board of Directors.

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

Loan Servicing Rights
Loan servicing rights ("LSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for LSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of LSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the LSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

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

At the end of 2008, the Company contracted for an independent evaluation of potential impairment of its goodwill. This in-depth evaluation determined that goodwill currently on the Company's books is not impaired. This finding is primarily supported by deal value to book value of equity multiples paid in recent comparable whole bank/holding company merger and acquisition transactions. Further evidence for goodwill non-impairment is found in the continued strong underlying financial foundations of the Company's long-term economic value. The Company will continue to perform regular evaluations of its goodwill for potential changes in its value.

Report of Independent Registered Public Accounting Firm

United Bancorp, Inc. and Subsidiaries

Audit Committee, Board of Directors and Shareholders
United Bancorp, Inc.
Tecumseh, MI

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 17, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bancorp's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February, 25, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

BKD, LLP

Indianapolis, Indiana
February 25, 2009

Consolidated Balance Sheets United Bancorp, Inc. and Subsidiaries
	December 31,
In thousands of dollars	2008	2007
Assets
Cash and demand balances in other banks	$18,472	$17,996
Federal funds sold	-	11,130
Total cash and cash equivalents	18,472	29,126

Securities available for sale	85,093	85,898

Loans held for sale	4,988	5,770

Portfolio loans	697,019	644,530
Less allowance for loan losses	18,312	12,306
Net portfolio loans	678,707	632,224

Premises and equipment, net	13,205	13,160
Goodwill	3,469	3,469
Bank-owned life insurance	12,447	11,961
Accrued interest receivable and other assets	16,012	14,079
Total Assets	$832,393	$795,687

Liabilities
Deposits
Noninterest bearing deposits	$89,487	$77,878
Interest bearing certificates of deposit of $100,000 or more	132,139	122,266
Other interest bearing deposits	487,923	471,393
Total deposits	709,549	671,537

FHLB advances payable	50,036	44,611
Accrued interest payable and other liabilities	3,357	6,572
Total Liabilities	762,942	722,720

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, no shares outstanding	-	-
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,052,573 and 5,092,230 shares issued and outstanding	67,340	67,860
Retained earnings	1,193	4,814
Accumulated other comprehensive income, net of tax	918	293
Total Shareholders' Equity	69,451	72,967
Total Liabilities and Shareholders' Equity	$832,393	$795,687

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations United Bancorp, Inc. and Subsidiaries
	For the years ended December 31,
In thousands of dollars, except per share data	2008	2007	2006
Interest Income
Interest and fees on loans	$43,288	$47,301	$42,900
Interest on securities
Taxable	2,164	2,593	2,392
Tax exempt	1,461	1,469	1,405
Interest on federal funds sold	128	271	359
Total interest income	47,041	51,634	47,056

Interest Expense
Interest on deposits	14,964	19,631	15,890
Interest on fed funds and other short term borrowings	96	175	62
Interest on FHLB advances	2,237	2,067	1,850
Total interest expense	17,297	21,873	17,802
Net Interest Income	29,744	29,761	29,254
Provision for loan losses	14,607	8,637	2,123
Net Interest Income After Provision for Loan Losses	15,137	21,124	27,131

Noninterest Income
Service charges on deposit accounts	3,381	3,579	3,364
Wealth Management fee income	4,343	4,801	4,762
Gains (losses) on securities transactions	(18)	9	12
Income from loan sales and servicing	2,187	1,749	906
ATM, debit and credit card fee income	2,257	2,118	1,905
Income from bank-owned life insurance	486	461	408
Other income	874	935	818
Total noninterest income	13,510	13,652	12,175

Noninterest Expense
Salaries and employee benefits	16,333	14,862	15,037
Occupancy and equipment expense, net	4,874	4,724	4,344
External data processing	1,755	1,605	1,537
Advertising and marketing	1,191	1,193	1,063
Attorney, accounting and other professional fees	1,020	1,070	1,266
Director fees	397	413	447
Expenses relating to ORE property	639	169	39
Other losses	214	356	126
FDIC Insurance costs	408	221	75
Other expense	3,132	2,946	2,980
Total noninterest expense	29,963	27,559	26,914
Income (Loss) Before Federal Income Tax	(1,316)	7,217	12,392
Federal income tax	(1,280)	1,635	3,420
Net Income (Loss)	$(36)	$5,582	$8,972

Basic and diluted earnings (loss) per share	(0.01)	1.06	1.69

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows United Bancorp, Inc. and Subsidiaries
	For the years ended December 31,
In thousands of dollars	2008	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(36)	$5,582	$8,972

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,679	1,390	1,520
Provision for loan losses	14,607	8,637	2,123
Gain on sale of loans	(2,229)	(1,248)	(563)
Proceeds from sales of loans originated for sale	120,027	70,931	39,627
Loans originated for sale	(117,016)	(69,681)	(43,776)
(Gain) Loss on securities transactions	18	(9)	(12)
Deferred income taxes	(2,036)	(1,290)	(414)
Stock option expense	137	205	222
Increase in cash surrender value on bank owned life insurance	(486)	(461)	(408)
Change in investment in limited partnership	(116)	(36)	107
Change in accrued interest receivable and other assets	1,607	588	(632)
Change in accrued interest payable and other liabilities	(2,969)	(779)	1,622
Total adjustments	13,223	8,247	(584)
Net cash from operating activities	13,187	13,829	8,388

Cash Flows from Investing Activities
Securities available for sale
Purchases	(46,896)	(13,980)	(40,177)
Sales	214	-	164
Maturities and calls	44,526	19,495	42,711
Principal payments	3,840	4,898	5,439
Net increase in loans	(63,334)	(54,829)	(40,353)
Net premises and equipment expenditures	(1,386)	(1,226)	(1,468)
Net cash from investing activities	(63,036)	(45,642)	(33,684)

Cash Flows from Financing Activities
Net change in deposits	38,012	43,535	37,350
Net change in short term borrowings	-	(77)	(6,299)
Principal payments on other borrowings	(8,575)	(21,364)	(8,033)
Proceeds from other borrowings	14,000	25,030	6,750
Purchase of common stock	(831)	(3,873)	-
Proceeds from other common stock transactions	133	425	305
Dividends paid	(3,544)	(4,113)	(3,817)
Net cash from financing activities	39,195	39,563	26,256
Net Change in Cash and Cash Equivalents	(10,654)	7,750	960
Cash and cash equivalents at beginning of year	29,126	21,376	20,416
Cash and Cash Equivalents at End of Year	$18,472	$29,126	$21,376

Supplemental Disclosures:
Interest paid	$19,060	$20,677	$17,186
Income tax paid	2,163	3,271	3,655
Loans transferred to other real estate	2,244	2,110	779

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity United Bancorp, Inc. and Subsidiaries For the years ended December 31, 2008, 2007, 2006
In thousands of dollars, except per share data	Shares Outstanding	Common Stock (1)	Retained Earnings	AOCI (2)	Total
Balance, January 1, 2006	4,986,476	$63,186	$4,705	$(269)	$67,622
Net income, 2006			8,972		8,972
Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes				337	337
Total comprehensive income					9,309

Cash dividends declared, $0.551 per share			(2,894)		(2,894)
Five percent stock dividend declared	249,944	7,280	(7,280)		-
Common stock transactions	11,012	277			277
Tax effect of options exercised		28			28
Director and management deferred stock plans		304	(110)		194
Balance, December 31, 2006	5,247,432	$71,075	$3,393	$68	$74,536
Net income, 2007			5,582		5,582
Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes				225	225
Total comprehensive income					5,807

Cash dividends declared, $0.79 per share			(4,113)		(4,113)
Common stock transactions	25,551	423			423
Purchase of common stock	(180,753)	(3,873)			(3,873)
Tax effect of options exercised		20			20
Director and management deferred stock plans		215	(48)		167
Balance, December 31, 2007	5,092,230	$67,860	$4,814	$293	$72,967
Net loss, 2008			(36)		(36)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes				625	625
Total comprehensive income					589

Cash dividends declared, $0.70 per share			(3,544)		(3,544)
Common stock transactions	2,984	137			137
Purchase of common stock	(42,641)	(831)			(831)
Director and management deferred stock plans		174	(41)		133
Balance, December 31, 2008	5,052,573	$67,340	$1,193	$918	$69,451

(1)	Includes Paid In Capital
(2)	Accumulated Other Comprehensive Income (Loss), Net of Tax

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiaries, United Bank & Trust, United Bank & Trust - Washtenaw and United Structured Finance Company, after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, trust and investment activities.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as affecting the disclosures provided. Actual results could differ from those estimates. The allowance for loan losses, goodwill, loan servicing rights and the fair values of financial instruments are particularly subject to change.

Securities
Securities available for sale consist of bonds and notes that might be sold prior to maturity. Securities classified as available for sale are reported at their fair values and the related net unrealized holding gain or loss is reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold.

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

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. The provisions for depreciation are computed principally by the straight-line method, based on useful lives of ten to forty years for premises and three to eight years for equipment.

Other Real Estate Owned
Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2008 and 2007, other real estate owned totaled $3,386,000 and $2,253,000, and is included in other assets on the consolidated balance sheets.

Goodwill
Goodwill is tested annually for impairment, or more frequently if events indicate that the asset might be impaired. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

Earnings Per Share
Amounts reported as earnings per share are based upon the weighted average number of shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2007, the company paid a 100% stock dividend and in 2006, the Company paid a five percent stock dividend. Earnings per share, dividends per share, and weighted average shares have been restated to reflect the stock dividends.

Stock Based Compensation
At December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. Effective January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, "Share Based Payment".

Statements of Cash Flows
For purposes of this Statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold. Federal funds are generally sold for one-day periods. The Company reports net cash flows for client loan and deposit transactions, deposits made with other financial institutions, and short-term borrowings with an original maturity of ninety days or less.

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

Recently Issued Accounting Standards
Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). Effective January 1, 2008, the Corporation adopted SFAS 157 for existing fair value measurement requirements related to financial and nonfinancial assets and liabilities. SFAS 157 establishes a hierarchy to be used in performing measurements of fair value. Additionally, SFAS 157 emphasizes that fair value should be determined from the perspective of a market participant while also indicating that valuation methodologies should first reference available market data before using internally developed assumptions. SFAS 157 also provides expanded disclosure requirements regarding the effects of fair value measurements on the financial statements. The adoption of SFAS 157 did not have a material impact on the consolidated financial condition or results of operations, or liquidity.

On October 10, 2008 the Financial Accounting Standards Board ("FASB") issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). In February 2007, the FASB issued SFAS 159, which permits companies to elect to measure certain eligible items at fair value. Subsequent unrealized gains and losses on those items will be reported in earnings. Upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). During December 2007, the FASB issued SFAS 141(R). This Statement replaces SFAS 141 "Business Combinations" ("Statement 141"). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the 'purchase method') be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.

SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the "negative goodwill" amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent's equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation's consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). During March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." Adoption of SFAS 162 will not be a change in the Corporation's current accounting practices; therefore, it will not have a material impact on the Corporation's consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). During June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.

Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

Current Economic Conditions
The current economic environment presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. These reserve balances vary depending on the level of client deposits in the Banks. The amount of reserve and clearing balances required at December 31, 2008 totaled approximately $590,000.

NOTE 3 - SECURITIES

The fair value of securities as of December 31, 2008 and 2007 are as follows, in thousands of dollars:

Securities Available for Sale	Fair Value	Gains	Losses
2008
U.S. Treasury and agency securities	$19,712	$641	$-
Mortgage backed agency securities	21,972	540	(14)
Obligations of states and political subdivisions	37,889	630	(258)
Corporate, asset backed and other securities	5,520	6	(155)
Total	$85,093	$1,817	$(427)

2007
U.S. Treasury and agency securities	$33,532	$183	$(25)
Mortgage backed agency securities	13,051	72	(65)
Obligations of states and political subdivisions	36,128	356	(131)
Corporate, asset backed and other securities	3,187	45	-
Total	$85,898	$656	$(221)

The Company's temporarily impaired investment securities as of December 31, 2008 and 2007 are shown below.

	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2008
Mortgage backed agency securities	$-	$-	$1,984	$(14)	$1,984	$(14)
Obligations of states and political subdivisions	4,177	(115)	2,964	(143)	7,141	(258)
Corporate, asset backed and other securities	2,346	(155)	-	-	2,346	(155)
Total	$6,523	$(270)	$4,948	$(157)	$11,471	$(427)

2007
U.S. Treasury and agency securities	$2,010	$(24)	$2,997	$(1)	$5,007	$(25)
Mortgage backed agency securities	-	-	3,148	(65)	3,148	(65)
Obligations of states and political subdivisions	660	(6)	10,687	(125)	11,347	(131)
Total	$2,670	$(30)	$16,832	$(191)	$19,502	$(221)

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

In thousands of dollars	2008	2007	2006
Sales proceeds	$214	$-	$164
Gross gains on sales	15	-	-
Gross gains on calls	90	9	12
Loss from other than temporary impairment	(123)	-	-

Loss from other than temporary impairment for 2008 consisted of write-down of one equity security that was deemed to be impaired.

The fair value of securities available for sale by contractual maturity is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in periods based on their estimated lives.

In thousands of dollars	Fair Value
As of December 31, 2008
Due in one year or less	$14,860
Due after one year through five years	55,440
Due after five years through ten years	10,600
Due after ten years	1,145
Equity securities	3,048
Total securities	$85,093

Securities carried at $8,780,000 and $8,529,000 as of December 31, 2008 and 2007 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31, and the percentage change in balances from the prior year. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars	2008	% Change	2007	% Change
Personal	$112,095	14.3%	$98,075	7.8%
Business, including commercial mortgages	411,636	9.3%	376,637	14.9%
Tax exempt	2,533	-6.5%	2,709	-4.6%
Residential mortgage	90,343	5.0%	86,023	7.7%
Construction and development	80,412	-0.8%	81,086	-14.1%
Total loans	$697,019	8.1%	$644,530	8.1%

Accruing loans delinquent ninety days or more totaled $1,579,000 and $1,455,000 at December 31, 2008 and 2007. Non-accruing loans at December 31, 2008 and 2007 were $20,019,000 and $13,695,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars	2008	2007	2006
Balance, January 1	$12,306	$7,849	$6,361
Loans charged off	(8,772)	(4,290)	(762)
Recoveries credited to allowance	171	110	127
Provision charged to operations	14,607	8,637	2,123
Balance, December 31	$18,312	$12,306	$7,849

Information regarding impaired loans for the years ended December 31 follows:

In thousands of dollars	2008	2007	2006
Average investment in impaired loans	$27,342	$17,031	$8,439
Interest income recognized on impaired loans	794	545	481
Interest income recognized on a cash basis	794	545	481

Balance of impaired loans at December 31	$37,206	$24,692	$10,219
Portion for which no allowance for loan losses is allocated	4,160	1,121	2,101
Portion for which an allowance for loan losses is allocated	33,046	23,571	8,118
Portion of allowance for loan losses allocated to impaired loans	8,126	6,055	2,044

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $326,659,000 and $248,922,000 at December 31, 2008 and 2007. The balance of loans serviced for others related to servicing rights that have been capitalized was $324,643,000 and $249,270,000 at December 31, 2008 and 2007.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars	2008		2007
	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Balance, January 1	$29	$1,694	$-	$1,541
Amount capitalized	85	780	29	357
Amount amortized	(23)	(272)	-	(204)
Valuation allowance	(5)	(516)	-	-
Balance, December 31	$87	$1,686	$29	$1,694

There was no valuation allowance for years prior to 2008. Activity in the valuation allowance for 2008 was as follows:

In thousands of dollars	2008
	Commercial	Residential Mortgage
Balance, January 1	$-	$-
Additions	5	516
Deductions	-	-
Balance, December 31	$5	$516

The fair value of servicing rights subsequently measured using the amortization method was as follows at December 31:

In thousands of dollars	2008		2007
	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Fair value, January 1	$29	$2,705	$-	$2,469
Fair value, December 31	87	1,686	29	2,705

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,371,000 in 2008, $1,281,000 in 2007 and $1,251,000 in 2006. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars	2008	2007
Land	$1,863	$1,863
Buildings and improvements	14,630	14,536
Furniture and equipment	14,368	13,601
Total cost	30,861	30,000
Less accumulated depreciation	(17,656)	(16,840)
Premises and equipment, net	$13,205	$13,160

The company has several noncancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $988,000, $885,000 and $759,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2009	$968
2010	950
2011	961
2012	966
2013	993
Thereafter	3,028
Total Minimum Lease Payments	$7,866

NOTE 8 - GOODWILL

The Company follows the provisions of Statement of Financial Accounting Standards No. 142 and Statement of Financial Accounting Standards No. 147 with regard to accounting and financial reporting for goodwill and other intangible assets. There was no impairment of goodwill in 2008, 2007 or 2006.

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2008	2007
Within one year	$175,655	$200,832
Between one and two years	54,616	46,961
Between two and three years	21,113	14,179
Between three and four years	6,480	2,061
Between four and five years	6,968	2,857
Total time deposits	$264,832	$266,890
Interest bearing time deposits in denominations of $100,000 or more	$132,139	$122,266

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $25.9 million from correspondent banks to purchase federal funds on a daily basis. There were no fed funds purchased outstanding at December 31, 2008 and 2007.

The Banks may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. The maximum amount of outstanding agreements at any month end during 2007 totaled $77,000 and the daily average of such agreements totaled $41,000. There were no balances outstanding at December 31, 2007 or at any time during 2008.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, non-callable advances from the Federal Home Loan Bank of Indianapolis totaling $50.0 million and $44.6 million at December 31, 2008 and 2007. As of December 31, 2008, the rates on the advances ranged from 2.81% to 5.51% with a weighted average rate of 4.41%. Amounts advanced totaling $2.0 million are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate one year after the date of the advance, and advances totaling $8.0 million are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate two years after the date of the advance. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at the Company's option, at par without a penalty fee.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. The unpaid principal balance of the loans pledged as collateral must equal at least 145% of the funds advanced, and was $148.3 million at year-end 2008. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalties.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars	2008
Within one year	$18,438
Between one and two years	11,531
Between two and three years	6,033
Between three and four years	2,035
Between four and five years	10,038
More than five years	1,961
Total	$50,036

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

	2008		2007
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$9,247	$8,046	$9,260	$7,628
Unused lines of credit	102,621	10,853	100,502	21,245
Standby letters of credit	11,266	-	15,937	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2008, the rates for amounts in the fixed rate category ranged from 4.75% to 8.13%.

In December 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2008 and 2007, the total recorded investment including the obligation to make additional future investments amounted to $1,235,000 and $1,365,000 and was included in other assets. As of December 31, 2008 and 2007, the obligation of UBT to the limited partnership amounted to $1,126,000 and $1,372,000, which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars	2008	2007	2006
Current	$756	$2,925	$3,834
Deferred	(2,036)	(1,290)	(414)
Total income tax expense	$(1,280)	$1,635	$3,420

The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2008	2007
Deferred tax assets:
Allowance for loan losses	$6,226	$4,184
Deferred compensation	559	547
Other	407	274
Total deferred tax assets	$7,192	$5,005

	2008	2007
Deferred tax liabilities:
Property and equipment	$(555)	$(403)
Mortgage servicing rights	(603)	(576)
Unrealized appreciation on securities available for sale	(473)	(143)
Other	(1,480)	(1,509)
Total deferred tax liabilities	(3,111)	(2,631)
Net deferred tax asset	$4,081	$2,374

The Company's deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. No valuation allowance was considered necessary at December 31, 2008 and 2007. Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2008	2007	2006
Income taxes at statutory rate of 34%	$(447)	$2,454	$4,213
Non-taxable income, net of nondeductible interest expense	(490)	(487)	(479)
Income on non-taxable bank owned life insurance	(165)	(157)	(139)
Affordable housing credit	(188)	(188)	(188)
Other	10	13	13
Total federal income tax	$(1,280)	$1,635	$3,420

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2007 was $28,022,000. That balance was adjusted to exclude Directors and Officers that were not with the Company at the end of 2008. During 2008, new and newly reportable loans to such related parties amounted to $6,724,000 and repayments amounted to $5,646,000, resulting in a balance at December 31, 2008 of $29,100,000. Related party deposits totaled $7,607,000 and $9,526,000 at December 31, 2008 and 2007.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. At December 31, 2008, $12.1 million of retained earnings of the Banks were available for distribution to the Company as dividends without prior regulatory approval. It is not the intent of Management to pay dividends in amounts that would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $15,500 for 2008 and 2007 and $15,000 for 2006. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. The expense for the plan for 2008, 2007, and 2006 was $556,000, $486,000 and $974,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. Prior to 2008, those shares were issued specifically for that purpose. Beginning in 2008, shares available to employees within the plan are purchased on the open market. On that basis, 4,136 shares in 2007 and 4,386 shares in 2006 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

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

The stock subject to the options is shares of authorized and unissued common stock of the Company. As defined in the 2005 Plan, options representing no more than 385,875 shares (adjusted for stock dividends declared) are to be made available to the plan. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

The following table summarizes option activity for the 1999 Plan and the 2005 Plan during 2008:

2008	Options	Weighted Average Exercise Price
Balance, January 1	305,113	$26.22
Options granted	67,800	19.07
Options exercised	-	-
Options forfeited	(19,052)	24.75
Balance, December 31	353,861	$24.93
Options exercisable at year-end	241,762	$26.58
Weighted average fair value of options granted during the year		$2.04

The following table provides information regarding stock options under the 2005 Plan at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$10.50 to $32.14	353,861	6.36 Years	$24.93	241,762	$ 26.58

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2008	2007	2006
Dividend yield	4.02%	3.26%	2.45%
Expected life	5 years	5 years	5 years
Expected volatility	17.55%	11.61%	10.17%
Risk-free interest rate	2.76%	4.68%	4.36%

The Company has recorded approximately $137,000, $205,000 and $222,000 in compensation expense related to vested stock options less estimated forfeitures for the periods ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, unrecognized compensation expense related to the stock options totaled $134,000, and is expected to be recognized over three years.

At December 31, 2008, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for 2008 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2008. No stock options were exercised during 2008, and there was no intrinsic value of options exercised during the year. The intrinsic value of options exercised in 2007 and 2006 was $59,000 and $79,000, respectively.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the fourth quarter and all of 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the fourth quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $16.5 million. Year to date changes resulted in a balance, net of specific allowance, of $17.3 million at December 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

On construction and development loans, the Company uses the loan's effective interest rate to discount future cash flows except for situations when the Company determines that foreclosure is probable. In those cases, the Company uses appraised values and the discount rates contained in the appraisals. Had the Company used appraised values for all identified impaired loans, the resulting balance, net of specific allowance, would have been reduced by $1.175 million from the amounts reflected in the financial statements.

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,	2008		2007
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$18,472	$18,472	$29,126	$29,126
Securities available for sale	85,093	85,093	85,898	85,898
Loans held for sale	4,988	4,988	5,770	5,770
Net portfolio loans	678,707	683,346	632,224	639,181
Accrued interest receivable	3,492	3,492	4,097	4,097

Financial Liabilities
Total deposits	$(709,549)	$(715,331)	$(671,537)	$(671,804)
Other borrowings	(50,036)	(51,776)	(44,611)	(45,252)
Accrued interest payable	(1,379)	(1,379)	(3,149)	(3,149)

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

Net loans - The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value for residential mortgage loans that are held for sale on the secondary market is the price offered by the secondary market purchaser. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

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

The Company and the Banks were categorized as well-capitalized at year end 2008 and 2007 by their regulators. The following table shows the Company's and the Banks' capital ratios and the Company's amounts compared to regulatory requirements at year-end, and the amounts by which the Company's capital, on a consolidated basis, exceeds regulatory requirements. Dollars are shown in thousands of dollars where appropriate.

	Tier I Capital to:		Total Capital
	Average Assets	Risk Weighted Assets	to Risk Weighted Assets
Regulatory Minimum for Capital Adequacy (1)	4.0%	4.0%	8.0%
Regulatory Minimum to be Well Capitalized (2)	5.0%	6.0%	10.0%

As of December 31, 2008
United Bancorp, Inc. (consolidated)	7.9%	9.5%	10.7%
United Bank & Trust	6.7%	8.9%	10.2%
United Bank & Trust - Washtenaw	8.6%	9.2%	10.5%

United Bancorp, Inc. consolidated equity	$65,696	$65,696	$74,487
Regulatory requirement for minimum capital adequacy (1)	33,296	27,744	55,488
Capital in excess of regulatory minimums	$32,400	$37,952	$18,999

As of December 31, 2007
United Bancorp, Inc. (consolidated)	8.7%	10.5%	11.8%
United Bank & Trust	8.0%	10.5%	11.8%
United Bank & Trust - Washtenaw	8.7%	9.4%	10.6%

United Bancorp, Inc. consolidated equity	$69,205	$69,205	$77,462
Regulatory requirement for minimum capital adequacy (1)	31,827	26,306	52,613
Capital in excess of regulatory minimums	$37,378	$42,899	$24,849

(1)	Represents minimum required to be considered adequately capitalized under Federal regulatory requirements
(2)	Represents minimum required to be considered well-capitalized under Federal regulatory prompt corrective action provisions.

NOTE 19 - EARNINGS PER SHARE

A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except share data	2008	2007	2006
Net income (loss)	$(36)	$5,582	$8,972

Basic earnings (loss) per share:
Weighted average common shares outstanding	5,061,544	5,190,868	5,246,938
Weighted average contingently issuable shares	59,830	59,743	55,920
	5,121,374	5,250,611	5,302,858
Basic earnings (loss) per share	$(0.01)	$1.06	$1.69
Diluted earnings (loss) per share:
Weighted average common shares outstanding from basic earnings per share	5,121,374	5,250,611	5,302,858
Dilutive effect of stock options	-	-	-
	5,121,374	5,250,611	5,302,858
Diluted earnings (loss) per share	$(0.01)	$1.06	$1.69

Stock options for 340,886, 263,808, and 200,392 shares of common stock were not considered in computing diluted earnings per share for 2008, 2007 and 2006 because they were not dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

In thousands of dollars	2008	2007	2006
Unrealized gains on securities available for sale	$936	$350	$523
Reclassification for realized amount included in income	18	9	12
Other comprehensive income before tax effect	954	341	511
Tax expense	329	116	174
Other comprehensive income	$625	$225	$337

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2008	2007
Assets
Cash and cash equivalents	$18	$602
Investment in subsidiaries	66,404	69,599
Furniture and equipment	2,571	2,031
Other assets	1,424	1,653
Total Assets	$70,417	$73,885

Liabilities and Shareholders' Equity
Liabilities	$966	$918
Shareholders' equity	69,451	72,967
Total Liabilities and Shareholders' Equity	$70,417	$73,885

CONDENSED STATEMENTS OF INCOME	For the years ended December 31,
In thousands of dollars	2008	2007	2006
Income
Dividends from subsidiaries	$5,480	$9,250	$4,425
Other income	10,273	8,664	7,991
Total Income	15,753	17,914	12,416

Total Noninterest Expense	10,525	8,679	8,418
Income before undistributed net income of subsidiaries and income taxes	5,228	9,235	3,998
Income tax benefit	(87)	(1)	(141)
Net income before undistributed net income of subsidiaries	5,315	9,236	4,139
Equity in undistributed (excess distributed) net income of subsidiaries	(5,351)	(3,654)	4,833
Net Income (Loss)	(36)	5,582	8,972
Net change in unrealized gains on securities available for sale	625	225	337
Other comprehensive income	625	225	337
Comprehensive Income	$589	$5,807	$9,309

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2008	2007	2006
Cash Flows from Operating Activities
Net Income	$(36)	$5,582	$8,972
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
(Undistributed) Excess distributed net income of subsidiaries	5,351	3,654	(4,833)
Stock option expense	137	205	222
Change in other assets	(16)	(104)	(232)
Change in other liabilities	48	(626)	236
Total adjustments	5,520	3,129	(4,607)
Net cash from operating activities	5,484	8,711	4,365

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	214	-	-
Investments in subsidiaries	(1,500)	(1,000)	(1,500)
Net premises and equipment expenditures	(540)	(243)	233
Net cash from investing activities	(1,826)	(1,243)	(1,267)

Cash Flows from Financing Activities
Proceeds from common stock transactions	133	405	277
Purchase of common stock	(831)	(3,873)	-
Dividends paid	(3,544)	(4,113)	(3,817)
Net cash from financing activities	(4,242)	(7,581)	(3,540)

Net Change in Cash and Cash Equivalents	(584)	(113)	(442)
Cash and cash equivalents at beginning of year	602	715	1,157
Cash and Cash Equivalents at End of Year	$18	$602	$715

NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2008
Interest Income	47,041	11,516	11,618	11,491	12,416
Interest Expense	17,297	4,174	4,081	4,104	4,938
Net Interest Income	29,744	7,342	7,537	7,387	7,478
Provision for Loan Losses	14,607	8,997	3,300	1,650	660
Net Income (Loss)	(36)	(4,016)	397	1,695	1,888
Basic and Diluted Earnings (Loss) per share	(0.01)	(0.79)	0.08	0.33	0.37

2007
Interest Income	51,634	12,353	12,881	13,322	13,078
Interest Expense	21,873	5,667	5,742	5,402	5,062
Net Interest Income	29,761	6,686	7,139	7,920	8,016
Provision for Loan Losses	8,637	5,801	617	710	1,509
Net Income (Loss)	5,582	(750)	2,338	2,268	1,726
Basic and Diluted Earnings (Loss) per share	1.06	(0.15)	0.45	0.43	0.33

The significant decreases in net income for the fourth quarters of 2008 and 2007 are primarily a result of the additional expense related to the Company's provision for loan losses.

NOTE 23 - SUBSEQUENT EVENTS

On January 16, 2009, the Company sold to the United States Department of the Treasury 20,600 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. The Company also issued to Treasury a 10-year Warrant to purchase 311,492 shares of Company common stock at an exercise price of $9.92 per share. The Company will have the right to redeem the preferred stock at any time after three years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

/s/ Robert K. Chapman	February 26, 2009
Robert K. Chapman President and Chief Executive Officer	Date

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 26, 2009.

/s/ Stephanie H. Boyse	/s/ James C. Lawson
Stephanie H. Boyse, Director	James C. Lawson, Director

/s/ James D. Buhr	/s/ Donald J. Martin
James D. Buhr, Director	Donald J. Martin, Director

/s/ Joseph D. Butcko	/s/ David E. Maxwell
Joseph D. Butcko, Director	David E. Maxwell, Director

/s/ Robert K. Chapman	/s/ Kathryn M. Mohr
Robert K. Chapman (Principal Executive	Kathryn M. Mohr, Director
Officer) Director, President and Chief
Executive Officer
/s/ Randal J. Rabe
/s/ John H. Foss	Randal J. Rabe (Principal Financial Officer) Executive Vice President & Chief Financial Officer
John H. Foss, Director

/s/ David S. Hickman
David S. Hickman, Chairman of the Board

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation of United Bancorp, Inc.

3.2	Bylaws of United Bancorp, Inc.

3.3

Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 3.1. Incorporated here by reference.

4.1	Articles of Incorporation of United Bancorp, Inc. Exhibit 3.1 is incorporated here by reference.

4.2	Bylaws of United Bancorp, Inc. Exhibit 3.2 is incorporated here by reference.

4.3

Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 4.1. Incorporated here by reference.

4.4

Warrant, dated January 16, 2009, issued to the United States Department of the Treasury. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 4.2. Incorporated here by reference.

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.1 is incorporated here by reference.

10.1*	United Bancorp, Inc. Director Retainer Stock Plan.

10.2*	United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan.

10.3*	United Bancorp, Inc. 1999 Stock Option Plan.

10.4*	United Bancorp, Inc. 2005 Stock Option Plan.

10.5*

Management Agreement, effective January 1, 2006, between United Bancorp, Inc. and David S. Hickman. Previously filed with the Commission on December 15, 2005 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.6*

Employment Agreement, effective April 1, 2008, between United Bancorp, Inc. and Robert K. Chapman. Previously filed with the Commission on April 9, 2008 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.7*

Employment Agreement, effective April 1, 2008, between United Bancorp, Inc. and Randal J. Rabe. Previously filed with the Commission on April 9, 2008 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.2. Incorporated here by reference.

10.8*

Employment Agreement, effective April 1, 2008, between United Bancorp, Inc. and Todd C. Clark. Previously filed with the Commission on April 9, 2008 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.9*

Employment Agreement effective April 1, 2008, between United Bancorp, Inc. and Gary D. Haapala. Previously filed with the Commission on April 9, 2008 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.5. Incorporated here by reference.

10.10*

Employment Agreement, effective April 1, 2008, between United Bancorp, Inc. and Joseph R. Williams. Previously filed with the Commission on April 9, 2008 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.4. Incorporated here by reference.

10.11

Letter Agreement, dated January 16, 2009, between United Bancorp, Inc. and the United States Department of the Treasury. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.12	Form of Waiver. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.2. Incorporated here by reference.

10.13*

Form of Consent and Amendments to Benefit Plans. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.14*	2009 Management Committee Incentive Compensation Plan.

10.15*	2009 Stakeholder Incentive Compensation Plan.

10.16*	Form of Supplemental Executive Retirement Benefits Plan for David S. Hickman.

21	Subsidiaries of United Bancorp, Inc. Previously filed with the Commission on February 22, 2008 in United Bancorp., Inc.'s Annual Report on Form 10-K, Exhibit 21. Incorporated here by reference.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney. Filed on the signature page of this Annual Report on Form 10-K. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

* These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.