Form 10-Q
period 2009-03-31
UNITED BANCORP INC /MI/
filed 2009-04-24
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
_________________________

Commission File #0-16640

 (Exact name of registrant as specified in its charter)

Michigan	38-2606280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 E. Chicago Boulevard, Tecumseh, MI 49286
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (517) 423-8373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐
Accelerated filer ☑
Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.Yes ☐No ☑

As of April 15, 2009, there were outstanding 5,059,340 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as that an event or trend “will” occur or “continue” or is “likely” or that United Bancorp, Inc. or its management “believes”, "anticipates", "determined", "estimated", "expects" or "projected" that a particular result or event will occur, and other words or phrases such as "until", "ongoing", "future", "evolve", "changing", “preserve”, “steps” and variations of such words and similar expressions.  All of the information concerning interest rate sensitivity is forward-looking. Management's determination of the provision and allowance for loan losses and the carrying value of goodwill and mortgage servicing rights involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of United Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the local and global effects of the ongoing war on terrorism and other military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

CROSS REFERENCE TABLE

PART I
Financial Information

ITEM 1 – FINANCIAL STATEMENTS

(a) Condensed Consolidated Balance Sheets
In thousands of dollars	(unaudited)		(unaudited)
	March 31,	December 31,	March 31,
Assets	2009	2008	2008
Cash and demand balances in other banks	$15,206	$18,472	$15,757
Interest bearing balances with banks	52,631	-	-
Federal funds sold	-	-	-
Total cash and cash equivalents	67,837	18,472	15,757

Securities available for sale	93,295	85,093	90,739

Loans held for sale	3,693	4,988	6,070

Portfolio loans	690,355	697,019	654,965
Less allowance for loan losses	20,698	18,312	12,047
Net portfolio loans	669,657	678,707	642,918

Premises and equipment, net	12,926	13,205	13,212
Goodwill	-	3,469	3,469
Bank-owned life insurance	12,569	12,447	12,076
Accrued interest receivable and other assets	18,361	16,012	13,633
Total Assets	$878,338	$832,393	$797,874

Liabilities
Deposits
Noninterest bearing	$105,191	$89,487	$82,596
Interest bearing certificates of deposit of $100,000 or more	117,837	132,139	$117,950
Other interest bearing deposits	518,254	487,923	466,977
Total deposits	741,282	709,549	667,523

Federal funds purchased and other short term borrowings	-	-	7,500
FHLB advances payable	48,126	50,036	42,991
Accrued interest payable and other liabilities	3,676	3,357	5,767
Total Liabilities	793,084	762,942	723,781
Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2009, no shares outstanding in 2008	20,086	-	-
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,059,340, 5,052,573 and 5,084,943 shares issued and outstanding	67,390	67,340	67,733
Warrants on common stock	533	-	-
Retained earnings (accumulated deficit)	(3,711)	1,193	5,673
Accumulated other comprehensive income, net of tax	956	918	687
Total Shareholders' Equity	85,254	69,451	74,093

Total Liabilities and Shareholders' Equity	$878,338	$832,393	$797,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
In thousands of dollars, except per share data	March 31,
Interest Income	2009	2008
Interest and fees on loans	$10,141	$11,332
Interest on securities
Taxable	537	600
Tax exempt	351	364
Interest on federal funds sold	-	120
Total interest income	11,029	12,416

Interest Expense
Interest on deposits	2,938	4,408
Interest on fed funds and other short term borrowings	-	7
Interest on FHLB advances	529	523
Total interest expense	3,467	4,938
Net Interest Income	7,562	7,478
Provision for loan losses	6,870	660
Net Interest Income after Provision for Loan Losses	692	6,818

Noninterest Income
Service charges on deposit accounts	683	823
Wealth Management fee income	996	1,169
Gains (losses) on securities transactions	(13)	53
Income from loan sales and servicing	1,625	608
ATM, debit and credit card fee income	508	529
Income from bank-owned life insurance	122	116
Other income	162	239
Total noninterest income	4,083	3,537

Noninterest Expense
Salaries and employee benefits	4,606	4,407
Occupancy and equipment expense, net	1,349	1,244
External data processing	408	416
Advertising and marketing	238	375
Attorney, accounting and other professional fees	263	233
Director fees	112	107
Expenses relating to ORE property	409	49
FDIC insurance premiums	296	72
Goodwill impairment	3,469	-
Other expenses	871	899
Total noninterest expense	12,021	7,802
Income (Loss) Before Federal Income Tax	(7,246)	2,553
Federal income tax (benefit)	(2,547)	665
Net Income (Loss)	$(4,699)	$1,888

Basic and diluted earnings (loss) per share	$(0.96)	$0.37
Cash dividends declared per share of common stock	$0.02	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c)	Condensed Consolidated Statements of Shareholders' Equity (unaudited)
	Three Months Ended
In thousands of dollars	March 31,
Total Shareholders' Equity	2009	2008
Balance at beginning of period	$69,451	$72,967

Net Income (Loss)	(4,699)	1,888
Other comprehensive income:
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	38	394
Total comprehensive income	(4,661)	2,282

Preferred stock and warrants issued	20,600	-
Cash dividends paid on preferred shares	(83)	-
Cash dividends paid on common shares	(101)	(1,018)
Other common stock transactions	48	(138)
Balance at end of period	$85,254	$74,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)
In thousands of dollars	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(4,699)	$1,888

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	485	385
Provision for loan losses	6,870	660
Gain on sale of loans	(1,692)	(503)
Proceeds from sales of loans originated for sale	91,698	32,758
Loans originated for sale	(88,711)	(32,555)
Losses (Gains) on securities transactions	13	(53)
Deferred income taxes	(2,338)	(161)
Stock option expense	37	38
Increase in cash surrender value of bank-owned life insurance	(122)	(116)
Change in investment in limited partnership	(132)	(158)
Goodwill impairment	3,469	-
Change in accrued interest receivable and other assets	255	120
Change in accrued interest payable and other liabilities	534	(585)
Net cash from operating activities	5,667	1,718

Cash Flows from Investing Activities
Securities available for sale
Purchases	(14,710)	(25,378)
Maturities and calls	5,375	20,365
Principal payments	1,131	843
Net change in portfolio loans	1,730	(11,214)
Premises and equipment expenditures	(78)	(375)
Net cash used in investing activities	(6,552)	(15,759)

Cash Flows from Financing Activities
Net change in deposits	31,733	(4,014)
Net change in short term borrowings	-	7,500
Proceeds from other borrowings	10,500	3,000
Principal payments on other borrowings	(12,410)	(4,620)
Proceeds from issuance of preferred stock and warrants	20,600	-
Purchase of common stock	-	(195)
Proceeds from other common stock transactions	11	19
Cash dividends paid on common and preferred	(184)	(1,018)
Net cash from financing activities	50,250	672
Net change in cash and cash equivalents	49,365	(13,369)

Cash and cash equivalents at beginning of year	18,472	29,126
Cash and cash equivalents at end of period	$67,837	$15,757

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,516	$5,760
Income tax refund received	(1,180)	-
Loans transferred to other real estate	450	140

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e)           Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by Management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors. The Company’s past loan loss experience is determined by evaluating the average charge-offs over the most recent twelve quarters. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Note 3 - Stock Options

The Company's 2005 Stock Option Plan (the "2005 Plan") is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan will continue in effect until the end of 2009, and is the only plan in effect in 2009. The 2005 Plan replaced the 1999 Stock Option Plan (the "1999 Plan"), under which no more options are to be granted.

The stock that is subject to the options are shares of authorized and unissued common stock of the Company. Options under the 1999 and 2005 Plans (the "Plans") are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The following is summarized year to date option activity for the Plans:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2009	353,861	$24.93
Options granted	97,000	7.24
Options exercised	-	-
Options forfeited	(1,000)	11.05
Balance at March 31, 2009	449,861	$21.15

Total options granted during the three-month period ended March 31, 2009 were 97,000, and the weighted fair value of the options granted was $1.67. For stock options outstanding at March 31, 2009, the range of average exercise prices was $7.24 to $32.14 and the weighted average remaining contractual term was 6.93 years. At March 31, 2009, 289,577 options are exercisable under the Plans. The Company has recorded $37,500 in compensation expense related to vested stock options less estimated forfeitures for the three-month period ended March 31, 2009. As of the end of the first quarter of 2009, unrecognized compensation expense related to the stock options totaled $267,300 and is expected to be recognized over three years.

At March 31, 2009, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the first quarter and the exercise price, multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2009. No options were exercised during the quarter ended March 31, 2009.

Note 4 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $378,192,000 and $270,800,000 at March 31, 2009 and 2008. The balance of loans serviced for others related to servicing rights that have been capitalized was $376,806,000 and $269,875,000 at March 31, 2009 and 2008.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the quarters ended March 31 was as follows:

	2009		2008
In thousands of dollars	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Balance, January 1	$87	$1,686	29	1,694
Amount capitalized	10	655	16	211
Amount amortized	(3)	(285)	(2)	(71)
Valuation allowance	-	-	-	-
Balance, March 31	$94	$2,057	$44	$1,835

There was no activity in the valuation allowance for the first quarter of 2009 or 2008. The fair value of servicing rights was as follows at March 31:

	2009		2008
In thousands of dollars	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Fair value, January 1	$87	$1,686	$29	$2,705
Fair value, March 31	$107	$2,420	$44	$2,134

Note 5 - Common Stock and Earnings Per Share

Basic earnings per common share is determined by dividing net income, less accretion of discount and dividends on preferred stock, by the weighted average number of common shares outstanding plus contingently issuable shares during the period. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options and warrants. A reconciliation of basic and diluted earnings per share follows:

		Three Months Ended
In thousands of dollars, except share data		March 31,
		2009	2008
Net income (loss)		$(4,699)	$1,888
Less:	Accretion of discount on preferred stock	(19)	-
Dividends on preferred stock		(215)	-
Income available to common shareholders		$(4,933)	$1,888

Basic earnings (loss):
Weighted average common shares outstanding		5,054,302	5,088,802
Weighted average contingently issuable shares		66,734	56,537
Total weighted average shares outstanding		5,121,036	5,145,339
Basic earnings (loss) per share		$(0.96)	$0.37

Diluted earnings (loss):
Weighted average common shares outstanding from basic earnings per share		5,121,036	5,145,339
Dilutive effect of stock options		-	-
Total weighted average shares outstanding		5,121,036	5,145,339
Diluted earnings (loss) per share		$(0.96)	$0.37

A total of 352,861 and 302,968 shares for the three month periods ended March 31, 2009 and 2008, represented by stock options granted, and 311,492 shares represented by warrants at March 31, 2009 are not included in the above calculations as they are non-dilutive as of the date of this report.

Note 6 - Disclosures About Fair Value of Assets and Liabilities

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

During the first quarter of 2009, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the quarter resulted in a balance for these loans, net of specific allowance, of $16.5 million. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

On construction and development loans, the Company uses the loan’s effective interest rate to discount future cash flows except for situations when the Company determines that foreclosure is probable. In those cases, the Company uses appraised values and the discount rates contained in the appraisals. Had the Company used appraised values for all identified impaired loans, the resulting balance, net of specific allowance, would have been reduced by $1.3 million from the amounts reflected in the financial statements.

Note 7 – Intangible Assets

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”   (“SFAS 142”) requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

The deteriorating economic conditions in the United States have significantly impacted the banking industry in recent months and have impacted the Company’s financial results. The market price of the Company’s common stock has declined from an average closing price of $21.30 during the fourth quarter of 2007 to $7.65 during the first quarter of 2009, for a 63% decrease. The closing market value of the Company’s stock on March 31, 2009 was $6.50. Our book value per share at March 31, 2009, prior to the goodwill impairment charge, was $13.36 per share. The substantial decline in stock price below book value led to the evaluation for potential goodwill impairment for the most recent quarter.

The goodwill on the books of the Banks originally resulted from the acquisition of various banking offices between 1992 and 1999. As of March 31, 2009, management performed the first phase of an impairment evaluation used to identify potential impairment of goodwill carried by the Banks. That phase involved estimating the fair value of the Banks as of the measurement date utilizing valuation methodologies including the Comparable Transactions Approach, the Control Premium Approach, and the Discounted Cash Flow Approach. We then estimated the goodwill that would be generated were the Banks to be valued at a price equal to the estimated fair value; and we compared the estimated fair value of goodwill with the current carrying value of the goodwill to determine if goodwill impairment had occurred as of the measurement date.

That first phase impairment evaluation determined that the carrying value of the Company’s goodwill exceeded its fair value. In accordance with SFAS 142, that determination of impairment necessitated a Phase 2 impairment analysis of the entity-wide goodwill. The second phase calculates an implied fair value of goodwill by comparing the fair value of the company to the aggregate fair values of its individual assets, liabilities, and identified intangibles.

This second phase of the analysis is not yet completed, and is not anticipated to be finalized before May 10, 2009. Based on the results of the first phase of the impairment analysis and the anticipated results of the phase two analysis, Management determined that it is probable that United’s goodwill is fully impaired, and a goodwill impairment charge was taken in the first quarter of 2009 for the entire book value of goodwill of $3.469 million. This non-cash charge was recorded as a component of noninterest expense.

Note 8 - Accounting Developments

Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). During December 2007, the FASB issued SFAS 141(R). SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The

Company adopted SFAS No. 141R effective March 31, 2009, and adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). During December 2007, the FASB issued SFAS 160 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management adopted this Statement effective March 31, 2009, and adoption did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

 Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 141R did not have a material impact on the consolidated financial statements.

Statement of Financial Accounting Standards, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). During May 2008, the FASB issued SFAS 162. This Statement identifies the sources of account principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of SFAS 162 was not a change in the Corporation’s current accounting practices; therefore, it did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

 FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. The Company adopted FSP EITF 03-6-1 effective March 31, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, but does not anticipate that adoption will result in a material effect on consolidated results of operations.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

This discussion provides information about the consolidated financial condition and results of operations forUnited Bancorp, Inc. and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust – Washtenaw ("UBTW") for the three month periods ended March 31, 2009 and 2008 (collectively, the "Banks").

Background

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. The Company’s subsidiary banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

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

Executive Summary

Unemployment for the State of Michigan at the end of February 2009 of 12.0% resulted in the State retaining its position of the highest unemployment level among the fifty states. The Lenawee County unemployment rate of 15.0% is above the State's average level, while the Washtenaw County unemployment rate of 7.4% ranks the County as the lowest in the State.

Current difficult economic conditions are having a profound and direct negative impact on the businesses and residents of Michigan. The continuing economic downturn has taken its toll on the financial services industry, and United has seen a resulting decrease in net income and stock price, along with an increase in its allowance for loan losses and nonperforming loans. The decline in stock price resulted in a determination that the Company’s goodwill was impaired, and the value of the goodwill was written off in the first quarter of 2009 by the amount of the impairment, reflecting another aspect of the economic downturn.

The Company incurred a net loss of $4.70 million, or $.96 per share for the quarter ended March 31, 2009, primarily as a result of a substantial provision to its allowance for loan losses, write-down of ORE, and a charge for goodwill impairment. This compares to income of $1.89 million or $.37 per share for the same quarter of 2008. Net interest income for the quarter improved by 1.1% over same quarter of 2008, while the Company’s net interest margin was down from the first quarter of 2008 and the fourth quarter of last year. Year to date noninterest income improved by 15.4% from the prior year, while noninterest expenses excluding the charge for goodwill impairment, increased costs of FDIC Insurance and expenses related to ORE, were up by 1.6%. Return on average shareholders’ equity for the quarter was -22.14%, compared to 10.35% for the first quarter of 2008, and return on average assets for the quarter ended March 31, 2009 was -2.20%, compared to 0.94% for the same period last year.

The related economic issues in the U.S. and particularly in Michigan have taken their toll on the credit quality of the Banks' loan portfolios. A significant contributor to the decline in loan quality is the continued decline in collateral values and cashflows for the Banks’ personal and commercial borrowers. Foreclosures on residential real estate mortgages have also increased, although the Banks sell most of their mortgage production without recourse on the secondary market.

Total consolidated assets of the Company of $878.3 million at March 31, 2009 were up 10.1% from the same period last year, and increased by $45.9 million during the first quarter. Of that growth, $20.6 million was attributable to the issuance and sale of $20.6 million in preferred stock to the United States Department of Treasury under the TARP Capital Purchase Program (CPP) in January. In addition, deposit growth contributed to the Company’s growth for the first quarter and twelve months ended March 31, 2009. At the end of March, gross portfolio loan balances reached $690.4 million, while deposits grew to $741.3 million. Total deposits increased by $73.8 million in the past year, with $31.7 million of that growth in the first quarter of 2009. Investment balances increased by 9.6% during the quarter, and gross portfolio loans increased by $35.4 million in the past months ended March 31, 2009, representing annual growth of 5.4%.

The Company does not anticipate a quick turnaround in the current economic and market conditions that have negatively impacted its earnings. Our net interest margin has stabilized, but at historically low levels. While we anticipate that mortgage volumes will remain relatively strong as a result of refinancing during the period of low rates, wealth management fee income will remain under pressure as long as financial markets are struggling. We do not anticipate that credit quality will improve significantly until the economy rebounds.

We expect that FDIC insurance costs will increase by approximately $1.5 to $1.6 million in 2009 over 2008 levels, and expenses relating to problem loans and other real estate owned will continue to negatively impact earnings. At the same time, the Company will not pay merit increases to its staff in 2009, and incentive compensation likely will not be paid at the anticipated depressed level of earnings.

Following the net loss for the first quarter, the Company and its subsidiary banks continue to be "well-capitalized" under regulatory capital requirements. The Company does not have any exposure to sub-prime mortgage loans, Fannie Mae and Freddie Mac equity securities, or non-agency mortgage-backed securities that have been the topic of much recent public discussion. The Company’s business includes a diversity of sources of noninterest income that provide approximately one-third of total revenue.

While current economic conditions continue to present significant challenges, United has taken steps to protect its capital for the long-term benefit of its shareholders. In January of 2009, United issued and sold $20.6 million in preferred stock to the United States Department of Treasury under the CPP. In its ongoing efforts to preserve capital, the Board of Directors of the Company has suspended payment of a quarterly dividend on its common shares in the second quarter of 2009. The Board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the U.S. In addition, the Company has instituted cost containment and reduction measures intended to protect the Company’s capital levels in the face of its uncertain future level of earnings.

Financial Condition

Securities

Deposit growth in excess of loan growth resulted in an increase in the Company's securities portfolio in the first quarter of 2009. The makeup of the Company’s investment portfolio continues to evolve with the changing price and risk structure, and liquidity needs of the Company.

The table below reflects the book value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the current quarter for 2009 and 2008, and December 31, 2008.

	March 31, 2009		December 31, 2008		March 31, 2008
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$20,687	22.2%	$19,712	23.2%	$26,267	28.9%
Mortgage backed agency securities	21,012	22.5%	21,972	25.8%	18,272	20.1%
Obligations of states and political subdivisions	36,536	39.2%	37,889	44.5%	39,625	43.8%
Corporate, asset backed, and other securities	15,060	16.1%	5,520	6.5%	6,575	7.2%
Total Investment Securities	$93,295	100.0%	$85,093	100.0%	$90,739	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

Continued deterioration of the economy raises concerns regarding other than temporary impairment within the investment portfolio. The Company has performed an evaluation of its investments for other than temporary impairment, and one minor holding of community bank holding company stock was deemed to be impaired. As a result, a loss of $12,600 was recognized during the first quarter of 2009. After recognition of this loss, the Company holds just $37,350 of equity securities in its portfolio other than stock of the Federal Home Loan Bank of Indianapolis ("FHLBI") held by the Banks.

Unrealized gains and losses within the investment portfolio are determined to be temporary because they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The table below summarizes unrealized gains and losses in each category of the portfolio at March 31, 2009 and 2008, in thousands of dollars.

Unrealized gains (losses) in:	2009	2008	Change
U.S. Treasury and agency securities	$466	$286	$180
Mortgage backed agency securities	685	241	444
Obligations of states and political subdivisions	443	584	(141)
Corporate, asset backed and other securities	(146)	(69)	(77)
Total investment securities	$1,448	$1,042	$406

Loans

Gross portfolio loans grew by $35.4 million, or 5.4% over the twelve months ended March 31, 2009, but declined by $6.7 million during the first quarter of 2009. As full service lenders, the Banks offer a variety of loan products in their markets. Personal loan balances were down by less than $2 million for the first quarter, but were $11.9 million more than at March 31, 2008, with substantially all of that growth in home equity lines of credit. Personal loans on the Company's balance sheet also include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use.

Business loan growth for the past twelve months was 6.2%, with growth of 0.5% in the first quarter of 2009. The growth in loans to commercial enterprises is derived from all of the markets the Banks serve.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market, and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. Those balances increased by $819,000 during the first quarter of 2009. Growth of 8.9% over the twelve months ended March 31, 2009 reflects continued production of ARM products and large non-conforming residential mortgages that are generally retained in the loan portfolios of the Banks.

Loans for construction and development declined by $7.5 million during the first quarter of 2009, and were 10.0% lower than at March 31, 2008. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of residential construction and development loans during the quarter. Residential construction loans generally convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The makeup of the Company's portfolio continues to evolve, and the portfolio mix has changed modestly during the three and twelve-month periods ended March 31, 2009. The table below shows total loans outstanding, in thousands of dollars, and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

	March 31, 2009		December 31, 2008		March 31, 2008
	Balance	% of total	Balance	% of total	Balance	% of total
Personal	$110,193	16.0%	$112,095	16.1%	$98,293	15.0%
Business, including commercial mortgages	413,567	59.9%	411,636	59.0%	389,332	59.4%
Tax exempt	2,551	0.4%	2,533	0.4%	2,648	0.4%
Residential mortgage	91,162	13.2%	90,343	13.0%	83,746	12.8%
Construction and development	72,882	10.5%	80,412	11.5%	80,946	12.4%
Total portfolio loans	$690,355	100.0%	$697,019	100.0%	$654,965	100.0%

The following table shows the change in each category of loans, in thousands of dollars and the percent change of the respective categories, for the periods reported.

	YTD Change			12-Month Change
		$	%		$	%
Personal	$(1,902)		-1.7%	$11,900		12.1%
Business, including commercial mortgages	1,931		0.5%	24,235		6.2%
Tax exempt	18		0.7%	(97)		-3.7%
Residential mortgage	819		0.9%	7,416		8.9%
Construction and development	(7,530)		-9.4%	(8,064)		-10.0%
Total portfolio loans	$(6,664)		-1.0%	$35,390		5.4%

Credit Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category.

Nonperforming assets, in thousands of dollars	3/31/09	12/31/08	3/31/08
Nonaccrual loans	$25,962	$19,328	$13,253
Accruing loans past due 90 days or more	1,523	1,504	2,981
Troubled debt restructurings	1,696	690	-
Total nonperforming loans	29,181	21,522	16,234
Other assets owned	3,401	3,459	2,392
Total nonperforming assets	$32,582	$24,981	$18,626
Percent of nonperforming loans to total portfolio loans	4.23%	3.09%	2.48%
Percent of nonperforming assets to total assets	3.71%	3.00%	2.33%
Allowance coverage of nonperforming loans	70.9%	85.1%	74.2%

Total nonaccrual loans increased by $6.6 million since the end of 2008, while delinquent loans increased by $19,000. Two loans are included in the above totals as troubled debt restructurings. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in delinquency reflects the difficult operating environment facing certain borrowers of the Company. Loan workout and collection efforts continue with all delinquent clients, in an attempt to bring them back to performing status. Total nonperforming loans as a percent of total portfolio loans moved from 3.09% at the end of 2008 to 4.23% at March 31, 2009.

Net holdings of other assets owned declined slightly during the first quarter of 2009, as a result of write-down of the carrying value of some properties held in other real estate. Those write-downs exceeded the value of assets acquired during the first quarter of 2009. Other real estate owned includes nineteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include fourteen commercial properties, two of which are the result of out-of-state loan participations, and five residential homes and lots. One property is leased, and all are for sale. Also included in these totals are other assets owned of $62,200, consisting of motor vehicles, personal watercraft and two mobile homes. These assets are also for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for probable incurred losses inherent in the portfolio. The increase reflects in part the recognition of additional loans identified as impaired, as well as an increasing historical charge-off rate. An analysis of the allowance for loan losses, in thousands of dollars, for the three months ended March 31, 2009 and 2008 follows:

In thousands of dollars	2009	2008
Balance at January 1	$18,312	$12,306
Loans charged off	(4,547)	(945)
Recoveries credited to allowance	63	26
Provision charged to operations	6,870	660
Balance at March 31	$20,698	$12,047
Allowance as % of total loans	3.00%	1.84%

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2009 and 2008 and December 31, 2008. The allocation method used takes into account specific allocations for identified credits and historical loss experience based on an average of the past twelve quarters, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

In thousands of dollars	3/31/09	12/31/08	3/31/08
Business and commercial mortgage (1)	$18,193	$16,148	$10,688
Residential mortgage	613	673	341
Personal	1,892	1,491	1,002
Unallocated	-	-	16
Total	$20,698	$18,312	$12,047
(1)	Includes construction and development loans

A loan is impaired when, based on current information and events, it is probable that the Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement. Within the Banks’ loan portfolios, $39.1 million of loans have been identified as impaired as of March 31, 2009, compared with $37.2 million as of December 31, 2008 and $22.1 million as of March 31, 2008. The specific allowance for impaired loans was $8.4 million at March 31, 2009, compared to $8.1 million at December 31, 2008 and $5.4 million at March 31, 2008. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of losses inherent in their loan portfolios. Management believes that based upon their calculation, its allowance is at a level that is appropriate for the risks in its loan portfolio.

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

Real estate construction and development loans make up approximately 10.5% of the Company’s loan portfolios. This sector of the economy has been particularly impacted by declines in housing activity, and over one-half of the Company’s nonperforming loans are from this category.

Similarly, approximately two-thirds of net charge-offs for the first quarter of 2009 were for real estate construction and development loans.

Deposits

Deposits grew $73.8 million in the past twelve months, with $31.7 million of that growth occurring in the first quarter of 2009. Deposit growth was across all categories of deposits, with noninterest bearing deposits providing the largest percentage of growth for the twelve months ended March 31, 2009. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The Banks' deposit rates are consistently competitive with other banks in their market areas. The majority of the Banks’ deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In 2008, the Banks began participating in the CDARS program, in order to provide competitive CD products while maintaining FDIC insurance for clients with larger balances.

The table below shows the percentage makeup of the deposit portfolio as of March 31, 2009 and 2008, and December 31, 2008.

Percentage Makeup of Deposit Portfolio	3/31/09	12/31/08	3/31/08
Noninterest bearing	14.2%	12.6%	12.4%
Interest bearing certificates of deposit of $100,000 or more	15.9%	18.6%	17.7%
Other interest bearing deposits	69.9%	68.8%	69.9%
Total deposits	100.0%	100.0%	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the Federal Home Loan Bank of Indianapolis and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during 2009 and 2008, while short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity and Capital Resources section below.

The Company has elected to participate in the Temporary Liquidity Guarantee Program (“TLGP”) implemented by the FDIC in 2008. United had no senior unsecured debt at September 30, 2008. As a result, the Company’s limit under the Debt Guarantee Program is $14.9 million, which is based on 2% of consolidated total liabilities at September 30, 2008. At March 31, 2009, the Company had no outstanding debt guaranteed under the TLGP.

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $4.70 million for the first quarter of 2009, primarily as a result of a substantial provision to its allowance for loan losses, write-down of OREO property, and a charge for goodwill impairment. While net interest margin declined slightly from the level achieved in the fourth quarter of 2008, net interest income for the first quarter was above that of the fourth quarter of 2008 and the first quarter of 2008.

At the same time, noninterest income improved by 15.4% from the first quarter of 2008, with income from loan sales and servicing providing substantially all of that increase. Noninterest income represented 35.1% of the Company’s net revenues for the first three months of 2009, up from 32.1% for the same period of 2008. Noninterest expenses excluding the charge for goodwill impairment, increased costs of FDIC insurance and expenses related to OREO, were up by 1.6%. The Company’s provision for loan losses was $6.87 million in the first quarter of 2009, compared to $660,000 in the first quarter of 2008.

Return on average assets declined to -2.20% for the first quarter of 2009, down from -1.91% for the fourth quarter of 2008 and 0.94% for the first quarter of 2008. Return on average shareholders’ equity for the most recent quarter was -22.14%, compared to 10.35% one year earlier. The following chart shows trends in these and other ratios. The following chart shows the trends of the major components of earnings for the five most recent quarters.

	2009	2008
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income before provision	$7,562	$7,342	$7,538	$7,387	$7,478
Provision for loan losses	6,870	8,997	3,300	1,650	660
Noninterest income	4,083	2,538	3,667	3,766	3,537
Noninterest expense	12,021	7,291	7,623	7,248	7,802
Federal income tax provision	(2,547)	(2,392)	(114)	560	665
Net income (loss)	(4,699)	(4,016)	395	1,695	1,888
Earnings (loss) per common share	$(0.96)	$(0.79)	$0.08	$0.33	$0.37
Return on average assets (a)	-2.20%	-1.91%	0.20%	0.86%	0.94%
Return on average shareholders' equity (a)	-22.14%	-22.08%	2.14%	9.29%	10.35%

(a)	annualized

Net Interest Income

As a financial services holding company, United derives the greatest portion of its income from net interest income. In 2008, the Federal Reserve lowered target fed funds rates eight times for a total of 400 basis points. During the year, the Company's cost of funds did not decline as quickly as its yield on earning assets, and net interest margin reached a low point of 3.87% for the fourth quarter of 2008. In the first quarter of 2009, an increase in short-term liquidity contributed to decreased yields on earning assets, which resulted in a further decline in net interest margin to 3.84% for the period.

Interest income decreased 11.4% in the first quarter of 2009 compared to 2008. At the same time, interest expense decreased 29.8%, resulting in an improvement in net interest income of 1.1% for the period. Tax-equivalent yields on earning assets declined from 6.69% for the first quarter of 2008 to 5.52% for the first quarter of 2009, for a reduction of 117 basis points. The Company's average cost of funds decreased by 104 basis points, and tax equivalent spread declined from 3.59% for the first quarter of 2008 to 3.46% for the first quarter of 2009.

The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

	Three Months Ended March 31,
dollars in thousands	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
Assets	Balance	(b)	Rate (c)	Balance	(b)	Rate (c)
Interest earning assets (a)
Federal funds & equivalents	$31,684	$17	0.21%	$13,806	$119	3.47%
Taxable investments	53,721	520	3.92%	51,150	601	4.73%
Tax exempt securities (b)	47,896	705	5.97%	48,392	707	5.88%
Taxable loans	701,879	10,113	5.84%	652,255	11,302	6.97%
Tax exempt loans (b)	2,532	42	6.74%	2,685	44	6.56%
Total int. earning assets (b)	837,712	11,397	5.52%	768,288	12,773	6.69%
Less allowance for loan losses	(19,040)			(12,447)
Other assets	47,571			45,460
Total Assets	$866,243			$801,301

Liabilities and Shareholders' Equity
NOW and savings deposits	328,649	510	0.63%	310,867	1,274	1.64%
CDs $100,000 and over	125,917	1,142	3.65%	122,874	1,415	4.63%
Other interest bearing deposits	176,673	1,287	2.95%	162,691	1,719	4.25%
Total int. bearing deposits	631,239	2,939	1.89%	596,432	4,408	2.97%
Short term borrowings	1,890	-	0.01%	887	7	2.69%
Other borrowings	48,446	529	4.43%	44,039	523	4.78%
Total int. bearing liabilities	681,575	3,468	2.06%	641,358	4,938	3.10%
Noninterest bearing deposits	96,476			80,591
Other liabilities	2,111			6,595
Shareholders' equity	86,081			72,757
Total Liabilities and
Shareholders' Equity	$866,243			$801,301
Net interest income (b)		7,929			7,835
Net spread (b)			3.46%			3.59%
Net yield on interest earning assets (b)			3.84%			4.10%
Tax equivalent adjustment on interest income		(367)			(357)
Net interest income per income statement		$7,562			$7,478
Ratio of interest earning assets to interest bearing liabilities			1.23			1.20

(a)	Non-accrual loans and overdrafts are included in the average balances of loans.
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)	Annualized

The following table shows the effect of volume and rate changes on net interest income for the three months ended March 31, 2009 and 2008 on a taxable equivalent basis, in thousands of dollars. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds & equivalents	$71	$(173)	$(102)	$40	$(47)	$(7)
Taxable investments	28	(109)	(81)	(55)	(37)	(92)
Tax exempt securities	(10)	8	(2)	145	5	150
Taxable loans	797	(1,986)	(1,189)	841	(662)	179
Tax exempt loans	(3)	1	(2)	(3)	2	(1)
Total interest income	$883	$(2,259)	$(1,376)	$968	$(739)	$229

Interest paid on:
Now and savings deposits	69	(833)	(764)	81	(442)	(361)
CDs $100,000 and over	35	(308)	(273)	136	(41)	95
Other interest bearing deposits	137	(569)	(432)	140	(24)	116
Short term borrowings	3	(10)	(7)	4	(4)	-
Other borrowings	48	(42)	6	17	9	26
Total interest expense	$292	$(1,762)	$(1,470)	$378	$(502)	$(124)
Net change in net interest income	$591	$(497)	$94	$590	$(237)	$353

Provision for Loan Losses

The provision for loan losses for the first quarter of 2009 was $6.87 million, down from $9.0 million for the fourth quarter of 2008, but up from $660,000 for the first quarter of 2008. The provision provides for probable incurred losses inherent in the current portfolio. Ongoing stresses within the economy and their resulting impact on borrowers has resulted in continued increases in the Company’s provision for loan losses. The increases reflect ongoing declines in borrowers’ ability to repay loans, in large part due to pressures on cashflows and from declining collateral values.

As the Southeast Michigan real estate markets and the economy in general continue to deteriorate, the loan portfolios of the Company’s subsidiary banks continue to be affected by loans to a number of residential real estate developers that are struggling to meet their financial obligations. Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are experiencing increased stresses resulting from the current economic conditions.

Generally, lot sales by the developers/ borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Banks have continued to closely monitor the impact of economic circumstances on their loan clients, and are working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income

Noninterest income continues to contribute to the earnings of the Company. Total noninterest income improved 15.4% during the first quarter of 2009. The following table summarizes changes in noninterest income by category for the first three months ended March 31, 2009 and 2008, in thousands of dollars where appropriate.

	Current Quarter
Period ended March 31,	2009	2008	Change
Service charges on deposit accounts	$683	$823	-17.0%
Wealth Management fee income	996	1,169	-14.8%
Gains (losses) on securities transactions	(13)	53	-124.5%
Income from loan sales and servicing	1,625	608	167.3%
ATM, debit and credit card fee income	508	529	-4.0%
Income from bank-owned life insurance	122	116	5.2%
Other income	162	239	-32.2%
Total Noninterest Income	$4,083	$3,537	15.4%

Service charges on deposit accounts were down 17.0% in the first quarter of 2009 compared to a year earlier. This is in spite of the Company's deposit growth of 10.0% and growth of 27.4% in noninterest bearing deposit account balances over the twelve months ended March 31, 2009. No significant changes to service charge structure were implemented in the first quarter of 2009, although improvements in the Banks’ reporting systems in the second half of 2008 have made balance information more readily available to clients by electronic means. This has allowed clients to watch their balances more closely, helping them to avoid overdraft and NSF fees if they so choose.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 14.8% in the first quarter of 2009 compared to the first quarter of 2008. This decline in income reflects significant reduction in market value of assets managed by the Wealth Management Group, in spite of new account growth. Assets managed by the department at March 31, 2009 were $566.7 million down from $580.8 million at December 31, 2008 and $717.2 million at the end of the first quarter of 2008.

Income from loan sales and servicing was up more than $1 million in the first quarter of 2009 compared to the same period of 2008, as a result of the recent rate-driven refinancing boom in residential mortgages. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages, which it continues to service. This servicing provides ongoing income for the life of the loans.

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

	Three Months Ended
	March 31,
In thousands of dollars	2009	2008
Residential mortgage sales and servicing	$1,528	$517
United Structured Finance loan sales and servicing	97	91
Total income from loan sales and servicing	$1,625	$608

ATM, debit and credit card fee income continues to provide a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and

Bank clients are active users of debit cards. The Banks continue to receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was down 4.0% in the first quarter of 2009 compared to the same period of 2008.

Income from bank-owned life insurance increased 5.2% in the most recent quarter compared to 2008. The improvement reflects increases in interest crediting rates and some minor restructuring of BOLI holdings during the last half of 2008. Other fee income during the year consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income declined by 32.2% from the first quarter of 2008, with a number of fee categories contributing to the decline. Among those are letter of credit fees, fees from official check sales, upcharge on customer checks, and business sweep account fees.

Noninterest Expense

The following table summarizes changes in the Company's year to date noninterest expense by category for the three months ended March 31, 2009 and 2008, in thousands of dollars where applicable.

	Current Quarter
Period ended March 31,	2009	2008	Change
Salaries and employee benefits	$4,606	$4,407	4.5%
Occupancy and equipment expense, net	1,349	1,244	8.4%
External data processing	408	416	-1.9%
Advertising and marketing	238	375	-36.5%
Attorney, accounting and other professional fees	263	233	12.9%
Director fees	112	107	4.7%
Expenses relating to ORE property	409	49	734.7%
FDIC insurance premiums	296	72	311.1%
Goodwill impairment	3,469	-	100.0%
Other expenses	871	899	-3.1%
Total Noninterest Expense	$12,021	$7,802	54.1%

The largest items in noninterest expense during the first quarter of 2009 are the charge for impairment of the Company’s goodwill, increases in FDIC insurance costs and expenses relating to OREO property. Excluding those items, total noninterest expenses were up 1.6% year to date over the same quarter of 2008. Salaries and benefits are the organization's largest single area of expense, and increased by 4.5% over last year to date. A portion of the additional expense reflects increased commissions expense resulting from improvements in volumes of residential mortgage originations during the first quarter of 2009. However, for comparison purposes, most salary increases for 2008 were effective April 1, 2008, so their impact on the income statement was not apparent until the second quarter of 2008. The Company will not pay merit increases to its staff in 2009, and incentive compensation likely will not be paid at the anticipated depressed level of earnings.

The increase of 8.4% in occupancy and equipment expense the three months ended March 31, 2009 over the same period in 2008 primarily reflects increases in maintenance and utility costs, along with an increase in building and premises lease expense.

External data processing costs were substantially unchanged from the first quarter of 2008. Advertising and marketing expenses decreased by 36.5% at March 31, 2009 compared to the same period last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 12.9% as compared to the first quarter of 2008 levels, reflecting additional costs of doing business during difficult economic times. FDIC insurance costs increased by 311.1% in the first quarter of 2009 over 2008, and Management anticipates continued significant increases in FDIC insurance costs during 2009 as a result of increased premiums, special assessments and the exhaustion of credits during 2008.

Expenses related to OREO property continue to make up a larger portion of the Company’s expenses. Those expenses include write-downs of the value and losses on the sale of property held as other real estate, along with costs to maintain and carry those properties. Deterioration in the value of certain of these properties resulted in additional losses of $325,000 during the first quarter of 2009, as those assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Banks’ experience with increased foreclosures resulting from the weakened economy. Based upon a goodwill impairment evaluation, United has taken a charge to earnings during the first quarter of 2009 as a result of impairment of $3.47 million of goodwill. Additional information regarding the goodwill impairment charge is included in Note 6 above.

Federal Income Tax

The Company's effective tax rate for the first three months of 2009 was 35.1% compared with 26.1% for the same period in 2008. The effective tax rate for the first quarter of 2009 is a calculated benefit based upon a pre-tax loss. The effective rate is slightly higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offsets the portion of the goodwill impairment that is not deductible for tax purposes. While the Company has a loss for both book and tax purposes for the first quarter of 2009, the Company has taxable income of $11.9 million from 2007 and 2008 that can be utilized in the event that the Company records a tax loss in 2009. As a result, the Company has not provided any valuation reserve on the amount of its deferred tax assets as of March 31, 2009.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short-term advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during the first quarter of 2009 and 2008. Short-term advances and discount window borrowings were not utilized during either period.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the first quarter of 2009, the Banks procured $10.5 million in new advances and repaid $12.4 million in matured borrowings, resulting in a decrease in total FHLB borrowings outstanding at March 31, 2009.

Capital Resources

The Company and the Banks were categorized as well-capitalized at March 31, 2009 and 2008, and December 31, 2008 by their regulators. The following table shows the Company's capital ratios and ratio calculations as of March 31, 2009 and 2008, and December 31, 2008. Dollars are shown in thousands.

	Regulatory Guidelines		United Bancorp, Inc.
	Adequate	Well	3/31/09	12/31/08	3/31/08
Tier 1 capital to average assets	4%	5%	9.7%	7.9%	8.8%
Tier 1 capital to risk weighted assets	4%	6%	12.1%	9.5%	10.4%
Total capital to risk weighted assets	8%	10%	13.3%	10.7%	11.7%

Total shareholders' equity			$85,254	$69,451	$74,093
Intangible assets			-	(2,837)	(3,469)
Unrealized (gain) loss on securities available for sale			(956)	(918)	(687)
Tier 1 capital			84,298	65,696	69,937
Allowable loan loss reserves			8,878	8,791	8,438
Tier 1 and 2 capital			$93,176	$74,487	$78,375

As a result of net losses for the first quarter of 2009 and the fourth quarter of 2008, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009. The Board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the U.S. The Board of Directors will continue to monitor capital growth, earnings and economic conditions in order to determine future dividend payments.

Critical Accounting Policies

Generally accepted accounting principles are complex and require Management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-29 to A-48 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Funds Management and Interest Rate Risk

The composition of the Company’s balance sheet consists of investments in interest earning assets (loans and investment securities) that are funded by interest bearing liabilities (deposits and borrowings). These financial instruments have varying levels of sensitivity to changes in market interest rates resulting in market risk. Policies place strong emphasis on stabilizing net interest margin, with the goal of providing a sustained level of satisfactory earnings. The Funds Management, Investment and Loan policies provide direction for the flow of funds necessary to supply the needs of depositors and borrowers. Management of interest sensitive assets and liabilities is also necessary to reduce interest rate risk during times of fluctuating interest rates.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 200 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes and pricing; and management’s determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

Based on the results of the simulation model as of March 31, 2009, the Company would expect a maximum potential reduction in net interest margin of less than 10% if market rates decreased under an immediate and sustained parallel shift of 200 basis points. The interest sensitivity position of the Company continues to be liability sensitive based on internal measures.

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

ITEM 4 – CONTROLS AND PROCEDURES

Internal Control

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

There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PART II

Other Information

ITEM 1- LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings. The Company and the Banks are involved in ordinary routine litigation incident to their respective businesses; however, no such routine proceedings are expected to result in any material adverse effect on the operations or earnings of the Company or the Banks. Neither the Company nor the Banks are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially five percent (5%) or more of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company or the Banks.

ITEM 2- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding unregistered sales of equity securities during the quarter ended March 31, 2009 was reported in Items 1.01 and 3.02 in the Company's Current Report on Form 8-K dated January 15, 2009, which is here incorporated by reference. This was a transaction not involving any pubic offering which was exempt from the registrant requirements of the Securities Act of 1933 under Section 4(2) of that act.

ITEM 6- EXHIBITS

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

April 24, 2009

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1
Restated Articles of Incorporation of United Bancorp, Inc. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.’s Annual Report on Form 10-K, Exhibit 3.1. Incorporated here by reference.

3.2	Bylaws of United Bancorp, Inc. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.’s Annual Report on Form 10-K, Exhibit 3.1. Incorporated here by reference.
3.3
Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 3.1. Incorporated here by reference.

4.1	Articles of Incorporation of United Bancorp, Inc. Exhibit 3.1 is incorporated here by reference.
4.2	Bylaws of United Bancorp, Inc. Exhibit 3.2 is incorporated here by reference.
4.3
Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 4.1. Incorporated here by reference.

4.4
Warrant, dated January 16, 2009, issued to the United States Department of the Treasury. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 4.2. Incorporated here by reference.

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.1 is incorporated here by reference.
10.1	Letter Agreement dated January 16, 2009. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 4.2 Incorporated here by reference.
10.2	Form of Waiver. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 4.2 Incorporated here by reference.
10.3
Form of Consent and Amendments to Benefit Plans. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 4.2 Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.