Form 10-Q
period 2009-06-30
UNITED BANCORP INC /MI/
filed 2009-07-24
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated Filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of July 15, 2009, there were outstanding 5,059,340 shares of the registrant's common stock, no par value.

Forward-Looking Statements
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. forward-looking statements are identifiable by words or phrases such as that an event or trend "will" occur or "continue" or is "likely" or that United Bancorp, Inc. or its management "believes", "anticipates", "determined", "estimated", "expects" or "projected" that a particular result or event will occur, and other words or phrases such as "until", "ongoing", "future", "evolve", "changing", "preserve", "steps", "probable", "intended", "considered to", "depending" and variations of such words and similar expressions.  All of the information concerning interest rate sensitivity is forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit market and the national and regional economy on the banking industry, generally, and United Bancorp, Inc., specifically, are also inherently uncertain. Management's determination of the provision and allowance for loan losses and the carrying value of goodwill and mortgage servicing rights involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of United Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the local and global effects of ongoing and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

CROSS REFERENCE TABLE

PART I
Financial Information

ITEM 1 – FINANCIAL STATEMENTS

(a) Condensed Consolidated Balance Sheets
In thousands of dollars	(unaudited)		(unaudited)
	June 30,	December 31,	June 30,
Assets	2009	2008	2008
Cash and demand balances in other banks	$15,263	$18,472	$16,481
Interest bearing balances with banks	25,046	-	-
Federal funds sold	30,362	-	2,050
Total cash and cash equivalents	70,671	18,472	18,531

Securities available for sale	97,467	85,093	83,204

Loans held for sale	13,800	4,988	5,249

Portfolio loans	677,571	697,019	662,014
Less allowance for loan losses	21,050	18,312	13,008
Net portfolio loans	656,521	678,707	649,006

Premises and equipment, net	12,649	13,205	12,862
Goodwill	-	3,469	3,469
Bank-owned life insurance	12,692	12,447	12,194
Accrued interest receivable and other assets	19,330	16,012	14,407
Total Assets	$883,130	$832,393	$798,922

Liabilities
Deposits
Noninterest bearing	$107,613	$89,487	$89,088
Interest bearing certificates of deposit of $100,000 or more	108,327	132,139	120,092
Other interest bearing deposits	535,344	487,923	459,874
Total deposits	751,284	709,549	669,054

FHLB advances payable	44,126	50,036	51,462
Accrued interest payable and other liabilities	3,433	3,357	4,954
Total Liabilities	798,843	762,942	725,470

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2009, no shares outstanding in 2008	20,110	-	-
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,059,340, 5,052,573 and 5,052,443 shares issued and outstanding, respectively	67,454	67,340	67,179
Warrants on common stock	533	-	-
Retained earnings (accumulated deficit)	(4,754)	1,193	6,346
Accumulated other comprehensive income (loss), net of tax	944	918	(73)
Total Shareholders' Equity	84,287	69,451	73,452

Total Liabilities and Shareholders' Equity	$883,130	$832,393	$798,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars, except per share data	June 30,		June 30,
Interest Income	2009	2008	2009	2008
Interest and fees on loans	$10,191	$10,567	$20,332	$21,899
Interest on securities
Taxable	447	554	967	1,154
Tax exempt	335	368	686	732
Interest on federal funds sold and balances with banks	34	2	51	122
Total interest income	11,007	11,491	22,036	23,907

Interest Expense
Interest on deposits	2,633	3,480	5,571	7,888
Interest on fed funds and other short term borrowings	-	69	-	76
Interest on FHLB advances	461	555	990	1,078
Total interest expense	3,094	4,104	6,561	9,042
Net Interest Income	7,913	7,387	15,475	14,865
Provision for loan losses	5,400	1,650	12,270	2,310
Net Interest Income after Provision for Loan Losses	2,513	5,737	3,205	12,555

Noninterest Income
Service charges on deposit accounts	699	894	1,382	1,717
Wealth Management fee income	948	1,144	1,944	2,313
Gains (losses) on securities transactions	-	51	(13)	104
Income from loan sales and servicing	2,131	808	3,756	1,417
ATM, debit and credit card fee income	590	591	1,098	1,120
Income from bank-owned life insurance	123	118	245	233
Other income	222	160	384	400
Total noninterest income	4,713	3,766	8,796	7,304

Noninterest Expense
Salaries and employee benefits	4,761	4,063	9,367	8,470
Occupancy and equipment expense, net	1,307	1,215	2,656	2,459
External data processing	430	460	838	876
Advertising and marketing	160	316	398	691
Attorney, accounting and other professional fees	220	235	483	468
Director fees	112	107	224	215
Expenses relating to ORE property	221	28	631	77
FDIC insurance premiums	706	71	1,002	144
Goodwill impairment	-	-	3,469	-
Other expenses	782	753	1,652	1,650
Total noninterest expense	8,699	7,248	20,720	15,050
Income (Loss) Before Federal Income Tax	(1,473)	2,255	(8,719)	4,809
Federal income tax (benefit)	(711)	560	(3,258)	1,226
Net Income (Loss)	$(762)	$1,695	$(5,461)	$3,583

Basic and diluted earnings (loss) per share	$(0.20)	$0.33	$(1.16)	$0.70
Cash dividends declared per share of common stock	$-	$0.20	$0.02	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

(c)	Condensed Consolidated Statements of Shareholders' Equity (unaudited)
	Three Months Ended		Six Months Ended
In thousands of dollars	June 30,		June 30,
Total Shareholders' Equity	2009	2008	2009	2008
Balance at beginning of period	$85,254	$74,093	$69,451	$72,967

Net income (loss)	(762)	1,695	(5,461)	3,583
Other comprehensive income:
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	(12)	(760)	26	(366)
Total comprehensive income (loss)	(774)	935	(5,435)	3,217

Preferred stock and warrants issued	-	-	20,600	-
Cash dividends paid on preferred shares	(258)	-	(340)	-
Cash dividends paid on common shares	-	(1,010)	(101)	(2,028)
Other common stock transactions	65	(566)	112	(704)
Balance at end of period	$84,287	$73,452	$84,287	$73,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)
In thousands of dollars	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(5,461)	$3,583

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	992	737
Provision for loan losses	12,270	2,310
Gain on sale of loans	(3,502)	(1,208)
Proceeds from sales of loans originated for sale	197,283	67,772
Loans originated for sale	(202,593)	(66,043)
Losses (gains) on securities transactions	13	(104)
Change in deferred income taxes	(1,787)	18
Stock option expense	74	75
Increase in cash surrender value of bank-owned life insurance	(245)	(233)
Change in investment in limited partnership	(101)	(178)
Goodwill impairment	3,469	-
Change in accrued interest receivable and other assets	(892)	(736)
Change in accrued interest payable and other liabilities	291	(1,398)
Net cash from (used in) operating activities	(189)	4,595

Cash Flows from Investing Activities
Securities available for sale
Purchases	(24,380)	(31,984)
Sales	-	203
Maturities and calls	8,585	31,507
Principal payments	3,335	2,525
Net change in portfolio loans	8,986	(18,637)
Premises and equipment expenditures	(159)	(365)
Net cash used in investing activities	(3,633)	(16,751)

Cash Flows from Financing Activities
Net change in deposits	41,735	(2,483)
Proceeds from other borrowings	10,500	13,000
Principal payments on other borrowings	(16,410)	(6,149)
Proceeds from issuance of preferred stock and warrants	20,600	-
Purchase of common stock	-	(831)
Proceeds from other common stock transactions	37	52
Cash dividends paid on common and preferred	(441)	(2,028)
Net cash from financing activities	56,021	1,561
Net change in cash and cash equivalents	52,199	(10,595)

Cash and cash equivalents at beginning of year	18,472	29,126
Cash and cash equivalents at end of period	$70,671	$18,531

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,700	$9,864
Income tax paid (refund received)	(1,180)	913
Loans transferred to other real estate	930	455

The accompanying notes are an integral part of these condensed consolidated financial statements.

(e)      Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Company’s subsidiary banks' loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Note 3 - Securities

The fair value of securities as of June 30, 2009 is as follows, in thousands of dollars:

In thousands of dollars	Fair Value	Gains	Losses
U.S. Treasury and agency securities	$25,252	$517	$-
Mortgage backed agency securities	21,853	656	(1)
Obligations of states and political subdivisions	35,255	600	(278)
Corporate, asset backed and other debt securities	12,072	-	(69)
Equity securities	3,035	5	-
Total	$97,467	$1,778	$(348)

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$-	$-	$-	$-	$-	$-
Mortgage backed agency securities	-	-	303	(1)	303	(1)
Obligations of states and political subdivisions	-	-	8,319	(278)	8,319	(278)
Corporate, asset backed and other debt securities	-	-	2,433	(69)	2,433	(69)
Total	$-	$-	$11,055	$(348)	$11,055	$(348)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and a loss of $12,600 was recognized during the first quarter of 2009. No impairment was identified during the second quarter of 2009. The Company holds just $37,350 of equity securities in its portfolio other than stock of the Federal Home Loan Bank of Indianapolis ("FHLBI") held by the Banks. The entire investment portfolio is classified as available for sale. However, Management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis.

Sales activities for securities for the six months ended June 30, 2009 are shown in the following table. All sales were of securities identified as available for sale.

In thousands of dollars
Sales proceeds	$-
Gross gains on sales	-
Gross gains on calls	-
Loss from other than temporary impairment	$(13)

The fair value of securities available for sale by contractual maturity as of June 30, 2009 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the shortest category.

In thousands of dollars	Fair Value
Due in one year or less	$28,934
Due after one year through five years	56,192
Due after five years through ten years	8,498
Due after ten years	808
Equity securities	3,035
Total securities	$97,467

Securities carried at $8,049,000 as of June 30, 2009 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 - Stock Options

The Company grants stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the 2005 Plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Plan is the only stock option plan in effect in 2009 and will continue in effect until the end of 2009.

The shares of stock that are subject to options are the authorized and unissued common shares of the Company. Options under the 2005 Plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The following is summarized year to date option activity for the Company’s stock option plans:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2009	353,861	$24.93
Options granted	98,000	7.23
Options exercised	-	-
Options forfeited	(6,885)	23.41
Balance at June 30, 2009	444,976	$21.08

Total options granted during the six-month period ended June 30, 2009 were 98,000, and the weighted fair value of the options granted was $1.67 per share. For stock options outstanding June 30, 2009, the range of average exercise prices was $6.00 to $32.14 and the weighted average remaining contractual term was 6.72 years. At June 30, 2009, 285,352 options are exercisable. The Company has recorded $75,000 in compensation expense related to vested stock options less estimated forfeitures for the six-month period ended June 30, 2009. As of the end of the second quarter of 2009, unrecognized compensation expense related to the stock options totaled $234,143 and is expected to be recognized over three years.

At June 30, 2009, the total options outstanding had no intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the second quarter and the exercise price, multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2009. No options were exercised during the three and six month periods ended June 30, 2009.

Note 5 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $438,149,179 and $296,687,000 at June 30, 2009 and 2008. The balance of loans serviced for others related to servicing rights that have been capitalized was $426,621,716 and $294,358,000 at June 30, 2009 and 2008. A reconcilement of the book value of loan servicing rights, net of valuation allowance, for the year to date periods ending June 30, 2009 and 2008 is shown below.

	2009			2008
In thousands of dollars	Commercial	Residential Mortgage	Total	Commercial	Residential Mortgage	Total
Balance, January 1	$87	$1,686	$1,773	29	1,694	$1,723
Amount capitalized	39	1,017	1,056	56	440	497
Amount amortized	(6)	(211)	(218)	(6)	(142)	(149)
Change in valuation allowance	-	325	325	-	-	-
Balance, June 30	$120	$2,817	$2,937	$79	$1,992	$2,071

The valuation allowance for residential mortgages serviced was reduced by $325,000 in the second quarter of 2009, as a result of a partial reversal of previously-booked impairment, due to a slowing of prepayment rate used to calculate potential impairment. In addition, prior period balances have been reduced by prepayments resulting from current refinancing activity.

The fair value of servicing rights was as follows:

	2009		2008
In thousands of dollars	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Fair value, January 1	$87	$1,686	$29	$2,705
Fair value, June 30	$161	$3,424	$79	$2,321

Note 6 - Common Stock and Earnings Per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus contingently issuable shares during the period. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock options and warrants. A reconciliation of basic and diluted earnings per share follows:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
In thousands of dollars, except share data		2009	2008	2009	2008
Net income (loss)		$(762)	$1,695	$(5,461)	$3,583
Less:	Accretion of discount on preferred stock	(24)	-	(43)	-
Dividends on preferred stock		(258)	-	(472)	-
Income available to common shareholders		$(1,043)	$1,695	$(5,976)	$3,583

Basic earnings (loss):
Weighted average common shares outstanding		5,059,340	5,052,443	5,056,835	5,070,622
Weighted average contingently issuable shares		65,616	57,241	66,175	56,889
Total weighted average shares outstanding		5,124,956	5,109,684	5,123,010	5,127,511
Basic earnings (loss) per share		$(0.20)	$0.33	$(1.16)	$0.70

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted earnings (loss):	2009	2008	2009	2008
Weighted average common shares outstanding from basic earnings per share	5,124,956	5,109,684	5,123,010	5,127,511
Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Total weighted average shares outstanding	5,124,956	5,109,684	5,123,010	5,127,511
Diluted earnings (loss) per share	$(0.20)	$0.33	$(1.16)	$0.70

A total of 443,976 and 340,175 shares for the three month periods and 427,500 and 324,631 shares for the six month periods ended June 30, 2009 and 2008, represented by stock options granted, and 311,492 shares represented by warrants at June 30, 2009 are not included in the above calculations as they are non-dilutive as of the date of this report.

Note 7 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes for the six months ended June 30, 2009 were as follows:

In thousands of dollars
Net unrealized gains on securities available for sale	$40
Tax expense	14
Other comprehensive income	$26

The components of accumulated other comprehensive income (loss) included in shareholders’ equity at June 30, 2009 are as follows:

In thousands of dollars
Net unrealized gains on securities available for sale	$1,430
Tax expense (benefit)	486
Net of tax amount	$944

Note 8 - Disclosures About Fair Value of Assets and Liabilities

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

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of those instruments under the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. Currently, all of the Company's securities are considered to be Level 2 securities.

Commitments to Originate Loans and Forward Sale Commitments
The fair value of commitments to originate loans and the fair value of forward sale commitments are estimated using significant unobservable inputs, and are classified within Level 3 of the hierarchy.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and 2008:

In thousands of dollars		Fair Value Measurements Using
June 30, 2009	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$25,252	$-	$25,252	$-
Mortgage backed agency securities	21,853	-	21,853	-
Obligations of states and political subdivisions	35,255	-	35,255	-
Corporate, asset backed and other debt securities	12,072	-	12,072	-
Equity securities	3,035	-	3,035	-
Total available for sale securities	$97,467	$-	$97,467	$-

June 30, 2008
Available for sale securities:
U.S. Treasury and agency securities	$22,240	$-	$22,240	$-
Mortgage backed agency securities	15,853	-	15,853	-
Obligations of states and political subdivisions	39,460	-	39,460	-
Corporate, asset backed and other debt securities	2,578	-	2,578	-
Equity securities	3,073	-	3,073	-
Total available for sale securities	$83,204	$-	$83,204	$-

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

During the second quarter and six months of 2009 and 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the second quarter of 2009 resulted in a balance for these loans, net of specific allowance, of $21.6 million. Year to date changes resulted in a balance, net of specific allowance, of $22.3 million at June 30, 2009.

Changes during the second quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $9.5 million. Year to date 2008 changes resulted in a balance, net of specific allowance, of $10.2 million at June 30, 2008. This valuation for both periods was considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

On construction and development loans, the Company uses the loan’s effective interest rate to discount future cash flows except for situations when the Company determines that foreclosure is probable. In those cases, the Company uses appraised values and the discount rates contained in the appraisals. Had the Company used appraised values for all identified impaired loans, the resulting balance, net of specific allowance, would have been reduced by $0.8 million from the amounts reflected in the financial statements.

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	June 30, 2009
In thousands of dollars	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$70,671	$70,671
Securities available for sale	97,467	97,467
Loans held for sale	13,800	13,800
Net portfolio loans	656,521	663,607
Accrued interest receivable	3,354	3,354

Financial Liabilities
Total deposits	$(751,284)	$(756,380)
Short term borrowings	-	-
Other borrowings	(44,126)	(45,379)
Accrued interest payable	1,246	1,246

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, nor of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimated fair value:

Cash and cash equivalents, loans held for sale, accrued interest receivable and accrued interest payable - Due to the short periods to maturity, the carrying amounts are reasonable estimates of the fair values of these instruments at the respective balance sheet dates.

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

Note 9 – Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets  (“SFAS 142”), the Company tests its goodwill for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge is recorded in an amount equal to the excess.

The deteriorating economic conditions in the United States have significantly impacted the banking industry in recent months. The resulting impact on the Company’s financial results was reflected in a substantial decline in stock price below book value, which led to the evaluation for potential goodwill impairment for the quarter ended March 31, 2009.

The goodwill on the books of the Company’s subsidiary banks (the "Banks") originally resulted from the acquisition of various banking offices between 1992 and 1999. As of March 31, 2009, management performed the first phase of an impairment evaluation used to identify potential impairment of goodwill carried by the Banks. That Phase I impairment evaluation determined that the carrying value of the Company’s goodwill exceeded its fair value.

In accordance with SFAS 142, that determination of impairment necessitated a Phase 2 impairment analysis of the entity-wide goodwill. The second phase calculates an implied fair value of goodwill by comparing the fair value of the company to the aggregate fair values of its individual assets, liabilities, and identified intangibles. The second phase of the analysis confirmed that the goodwill of the Company was fully impaired. A goodwill impairment charge was taken in the first quarter of 2009 for the entire book value of goodwill of $3.469 million. This non-cash charge was recorded as a component of noninterest expense.

Note 10 - Subsequent Events

Subsequent events have been evaluated through July 23, 2009, which is the date the financial statements were available to be issued.

Note 11 - Accounting Developments

FASB Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. The Financial Accounting Standards Board (“FASB”) has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs were effective for interim and annual periods ending after June 15, 2009. The Company adopted the FSPs effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations. Additional disclosures required by the adoption of these standards are included above.

Statement of Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). In June 2009, FASB issued SFAS 166 and SFAS 167, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 140), and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)). Both Statements 166 and 167 will be effective January 1, 2010 for companies reporting earnings on a calendar-year basis.

The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167.

United does not anticipate that adoption of SFAS 166 and 167 will have a material impact on the Company’s consolidated financial statements. However, we will take into account in our internal capital planning processes the full impact of FAS 166 and 167 and assess whether additional capital may be necessary to support the risks associated with vehicles affected by the new accounting standards.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion provides information about the consolidated financial condition and results of operations forthe Company and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust – Washtenaw ("UBTW") for the three and six month periods ended June 30, 2009 and 2008.

Background

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. The Banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers.

Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing. The Company’s Treasury Management division provides services including remote deposit capture, Image Positive Pay, lockbox services, business sweep accounts and credit card and merchant services.

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

The Company owns a structured finance company that was established in 2007. United Structured Finance ("USFC") is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides financing alternatives to clients of the Banks as well as non-bank clients.

Executive Summary

Unemployment of 14.1% for the State of Michigan at the end of May 2009 resulted in the State retaining its position of the highest unemployment level among the fifty states. The unemployment rate of 16.7% for Lenawee County is above the State's average level, and moved up from 15.0% at March 31, 2009. The Washtenaw County unemployment rate of 9.1% at May 31 remains one of the lowest in the State, but was up from 7.4% at the end of March, 2009.

Difficult economic conditions continue to have a profound and direct negative impact on the businesses and residents of Michigan. The ongoing economic downturn has taken its toll on the financial services industry, and United has seen a resulting decrease in net income and stock price. Economic issues have also taken their toll on the credit quality of the Banks' loan portfolios, reflected in an increase in its allowance for loan losses and nonperforming loans. A significant contributor to the decline in loan quality is the decline in collateral values and cashflows for the Banks’ personal and commercial borrowers. Foreclosures on residential real estate mortgages have also increased, although the Banks sell most of their mortgage production without recourse on the secondary market.

The Company incurred a net loss of $762,000, or $0.20 per share for the quarter ended June 30, 2009, bringing the six-month 2009 loss to $5.461 million, or $1.16 per share. The Company’s loss for the quarter resulted from a substantial addition to its provision for loan losses and a special assessment for FDIC insurance premiums. Net interest income for the quarter improved by 7.1% over the same quarter of 2008 and 4.1% year to date. Six-month noninterest income improved by 20.4% from the prior year, while noninterest expenses excluding the charge for goodwill impairment, increased costs of FDIC Insurance and expenses related to ORE property, were up 5.3%. The Company’s pre-tax, pre-provision income declined by 1.4% for the first six months of 2009 compared to the same period of 2008. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge in 2009.

Total consolidated assets of the Company of $883.1 million at June 30, 2009 were up 10.5%, or $84.2 million, from June 30, 2008. Of that growth, $20.6 million was attributable to the issuance and sale of preferred stock to the United States Department of the Treasury under the TARP Capital Purchase Program (CPP) in January. In addition, deposit growth during the six and twelve months ended June 30, 2009 provided funding to grow the Company’s assets. At June 30, 2009, gross portfolio loan balances declined to $677.6 million, while deposits grew to $751.3 million. Total deposits increased by $82.2 million in the past year, with $41.7 million of that growth in the first six months of 2009. The decline in loan balances and the increase in deposits resulted in an increase in investment balances, interest bearing balances with banks and federal funds sold.

The Company does not anticipate a quick turnaround in the current economic and market conditions that have negatively impacted its earnings. Net interest income continues to increase, reaching record high levels in the second quarter of 2009. While mortgage volumes have been particularly strong in recent months, primarily as a result of refinancing during a period of low rates, the volume of refinancing activity will eventually subside. We do not anticipate that credit quality will improve significantly until the economy rebounds, and wealth management fee income will remain under pressure as long as financial markets are struggling. However, the Company’s business includes a diversity of sources of noninterest income that provided 36.2% of year to date net revenue.

We expect that FDIC insurance costs will continue to increase in 2009 over 2008 levels, and expenses relating to problem loans and other real estate owned will continue to negatively impact earnings. At the same time, the Company did not pay merit increases to its staff in 2009, and incentive compensation likely will not be paid at the anticipated depressed level of earnings.

While current economic conditions present significant challenges, United has taken steps to protect its capital for the long-term benefit of its shareholders. In January of 2009, United issued and sold $20.6 million in preferred stock to the United States Department of Treasury under the CPP. In its ongoing efforts to preserve capital, the Board of Directors of the Company has suspended payment of a quarterly dividend on its common shares in the second quarter of 2009.

The Board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the U.S. In addition, the Company instituted cost containment and reduction measures in the first quarter of 2009, intended to protect the Company’s capital levels in the face of its uncertain future level of earnings. In spite of net losses for the most recent three quarters, the Company and the Banks continue to be "well-capitalized" under regulatory capital requirements.

Financial Condition

Securities

Balances in the securities portfolio increased in recent periods, reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the book value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the current quarter for 2009 and 2008, and at December 31, 2008.

	June 30, 2009		December 31, 2008		June 30, 2008
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$25,252	25.9%	$19,712	23.2%	$22,240	26.7%
Mortgage backed agency securities	21,853	22.4%	21,972	25.8%	15,853	19.1%
Obligations of states and political subdivisions	35,255	36.2%	37,889	44.5%	39,460	47.4%
Corporate, asset backed, and other debt securities	12,072	12.4%	2,471	2.9%	2,578	3.1%
Equity securities	3,035	3.1%	3,049	3.6%	3,073	3.7%
Total Investment Securities	$97,467	100.0%	$85,093	100.0%	$83,204	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

The table below summarizes unrealized gains and losses in each category of the portfolio at June 30, 2009 and 2008.

	June 30,
Unrealized gains (losses)in thousands of dollars	2009	2008	Change
U.S. Treasury and agency securities	$517	$102	$415
Mortgage backed agency securities	655	(51)	706
Obligations of states and political subdivisions	322	(37)	359
Corporate, asset backed and other debt securities	(69)	(131)	62
Equity securities	5	6	(1)
Total investment securities	$1,430	$(111)	$1,541

Loans

Gross portfolio loans grew by $15.6 million, or 2.3% over the twelve months ended June 30, 2009, but declined by $19.4 million during the first half of 2009. Personal loan balances increased $603,000 in the second quarter of 2009, and are $8.6 million above June 30, 2008, with substantially all of that growth in home equity and personal lines of credit. Personal loans on the Company's balance sheet also include direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use.

Business loan growth for the past twelve months of $17.6 million represents an increase of 4.5%, with a year to date decrease of $4.6 million. The reduction in balances during 2009 generally represents a move of lower quality loans out of the Company’s loan portfolio, by charge-off or payoff. Loans to commercial enterprises are derived from all of the markets the Banks serve.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain shorter-term adjustable rate mortgages and high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolios of the Banks. Those balances declined by $2.0 million during the second quarter of 2009, but have increased $4.5 million over the past year. Reductions during the first six months of 2009 generally reflect record volumes of mortgage refinancing of loans within the Company’s portfolios, as United sells the bulk of its conforming mortgage production on the secondary market.

Loans for construction and development have declined by $4.8 million during the second quarter of 2009 and $12.3 million year to date, and were 18.1% lower than at June 30, 2008. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of residential construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the change in each category of loans and the percent change of the respective categories, for the periods reported.

	Change this Quarter			YTD Change			12-Month Change
In thousands of dollars		$	%		$	%		$	%
Personal	$603		0.5%	$(1,299)		-1.2%	$8,610		8.4%
Business, including commercial mortgages	(6,551)		-1.6%	(4,620)		-1.1%	17,630		4.5%
Tax exempt	(69)		-2.7%	(51)		-2.0%	(108)		-4.2%
Residential mortgage	(1,980)		-2.2%	(1,161)		-1.3%	4,506		5.3%
Construction and development	(4,787)		-6.6%	(12,317)		-15.3%	(15,081)		-18.1%
Total portfolio loans	$(12,784)		-1.9%	$(19,448)		-2.8%	$15,557		2.3%

The Company's loan portfolio mix has changed modestly during the six and twelve-month periods ended June 30, 2009. The table below shows total loans outstanding and their percentage of the total loan portfolio. All loans are domestic and contain no significant concentrations by industry or client.

	June 30, 2009		December 31, 2008		June 30, 2008
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
Personal	$110,796	16.3%	$112,095	16.1%	$102,186	15.4%
Business, including commercial mortgages	407,016	60.1%	411,636	59.0%	389,386	58.8%
Tax exempt	2,482	0.4%	2,533	0.4%	2,590	0.4%
Residential mortgage	89,182	13.2%	90,343	13.0%	84,676	12.8%
Construction and development	68,095	10.0%	80,412	11.5%	83,176	12.6%
Total portfolio loans	$677,571	100.0%	$697,019	100.0%	$662,014	100.0%

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

Nonperforming assets, in thousands of dollars	6/30/09	12/31/08	6/30/08
Nonaccrual loans	$23,889	$19,328	$15,716
Accruing loans past due 90 days or more	2,020	1,504	1,812
Troubled debt restructurings	1,638	690	-
Total nonperforming loans	27,547	21,522	17,528
Other assets owned	3,666	3,459	2,735
Total nonperforming assets	$31,213	$24,981	$20,263
Percent of nonperforming loans to total portfolio loans	4.07%	3.09%	2.65%
Percent of nonperforming assets to total assets	3.53%	3.00%	2.54%
Allowance coverage of nonperforming loans	76.4%	85.1%	74.2%

Total nonaccrual loans increased by $4.6 million since the end of 2008, while delinquent loans increased by $516,000. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in delinquency reflects the continuing difficult operating environment facing certain borrowers of the Company. Loan workout and collection efforts continue with all delinquent clients, in an attempt to bring them back to performing status. The figure above for troubled debt restructurings consists of two loans at June 30, 2009. Total nonperforming loans as a percent of total portfolio loans moved from 3.09% at the end of 2008 to 4.07% at June 30, 2009. At the same time, this figure declined from 4.23% at March 31, 2009 as a result of charge-off of nonperforming loans during the quarter.

Net holdings of other assets owned have increased by just $207,000 since the end of 2008. Other real estate owned includes nineteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include fourteen commercial properties, three of which are the result of out-of-state loan participations, and five residential homes and lots. One property is leased, and all are for sale. Also included in these totals are other assets owned of $38,000, consisting of two motor vehicles and two boats. These assets are also for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for probable incurred losses inherent in the portfolio. The increase reflects in part the recognition of additional loans identified as impaired, as well as an increasing historical charge-off rate. An analysis of the allowance for loan losses, in thousands of dollars, for the six months ended June 30, 2009 and 2008 follows:

In thousands of dollars	2009	2008
Balance at January 1	$18,312	$12,306
Loans charged off	(9,729)	(1,659)
Recoveries credited to allowance	197	51
Provision charged to operations	12,270	2,310
Balance at June 30	$21,050	$13,008
Allowance as % of total loans	3.11%	1.96%

The following table presents the allocation of the allowance for loan losses applicable to each loan category as of June 30, 2009 and 2008 and December 31, 2008. The allocation method used takes into account specific allocations for identified credits and historical loss experience based on an average of the past twelve quarters, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

In thousands of dollars	6/30/09	12/31/08	6/30/08
Business and commercial mortgage (1)	$18,457	$16,148	$11,448
Residential mortgage	594	673	357
Personal	1,999	1,491	1,203
Unallocated	-	-	-
Total	$21,050	$18,312	$13,008
(1)	Includes construction and development loans

A loan is impaired when, based on current information and events, it is probable that the Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement. Within the Banks’ loan portfolios, $37.1 million of loans have been identified as impaired as of June 30, 2009, compared with $37.2 million as of December 31, 2008 and $23.0 million as of June 30, 2008. The specific allowance for impaired loans was $7.5 million at June 30, 2009, compared to $8.1 million at December 31, 2008 and $5.7 million at June 30, 2008. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of losses inherent in their loan portfolios. Management believes that based upon their calculation, its allowance is at a level that is appropriate for the risks in its loan portfolio.

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

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, but make up a small percent of the personal loan portfolio.

Real estate construction and development loans make up approximately 9.8% of the Company’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and over one-half of the Company’s nonperforming loans are from this category. Similarly, approximately one-half of net charge-offs for the first half of 2009 were for real estate construction and development loans.

Deposits

Deposits grew $82.2 million in the past twelve months, with $41.7 million of that growth occurring in the first six months of 2009. Deposit growth was across all categories of deposits, with noninterest bearing deposits providing the largest percentage of growth for the twelve months ended June 30, 2009. While the Banks maintain a small amount of purchased or brokered deposits, they do not support their growth through the use of those products. The majority of the Banks’ deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In addition, the Banks participate in the CDARS program, which allows them to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Banks' deposit rates are consistently competitive with other banks in their market areas.

The table below shows the percentage makeup of the deposit portfolio as of June 30, 2009 and 2008, and December 31, 2008.

Percentage Makeup of Deposit Portfolio	6/30/09	12/31/08	6/30/08
Noninterest bearing	14.3%	12.6%	13.3%
Interest bearing CDs of $100,000 or more	14.4%	18.6%	17.9%
Other interest bearing deposits	71.3%	68.8%	68.8%
Total deposits	100.0%	100.0%	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains interest-bearing and non-interest bearing correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks have the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during the first six months of 2009 and during 2008, while short term advances and discount window borrowings were not utilized during either time period.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity and Capital Resources section below.

The Company has elected to participate in the Temporary Liquidity Guarantee Program (“TLGP”) implemented by the FDIC in 2008. United had no senior unsecured debt at September 30, 2008. As a result, the Company’s limit under the Debt Guarantee Program is $14.9 million, which is based on 2% of consolidated total liabilities at September 30, 2008. At June 30, 2009, the Company had no outstanding debt guaranteed under the TLGP.

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $762,000 in the second quarter of 2009, bringing the year to date 2009 loss to $5.46 million. The loss in the second quarter resulted primarily from a substantial provision to the Company’s allowance for loan losses and an FDIC special assessment, while first-quarter losses resulted from substantial provision for loan losses, write-down of ORE property and a non-cash charge for goodwill impairment.

Net interest income for the second quarter reached the highest level of the past five quarters. Noninterest income for the most recent quarter improved by 25.1% from the second quarter of 2008, with income from loan sales and servicing providing the largest portion of that increase. Noninterest income represented 36.2% of the Company’s net revenues for the first six months of 2009, up from 32.9% for the same period of 2008.

Noninterest expenses for 2009 are impacted by a number of special items. Year to date, noninterest expenses excluding the charge for goodwill impairment, costs of FDIC insurance including a second quarter special assessment, and expenses related to ORE property, were up by 5.3% over the first six months of 2008. The Company’s provision for loan losses was $5.4 million in the second quarter of 2009, bringing the year to date 2009 figure to $12.27 million, compared to $2.31 million for the first half of 2008.

Return on average assets for the second quarter of 2009 improved to -0.34% from -2.20% for the first quarter of 2009, but was down from 0.86% for the second quarter of 2008. Return on average shareholders’ equity for the most recent quarter was -3.54%, compared to 9.29% one year earlier. The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2009		2008
in thousands of dollars, where appropriate	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net interest income before provision	$7,913	$7,562	$7,342	$7,538	$7,387
Provision for loan losses	5,400	6,870	8,997	3,300	1,650
Noninterest income	4,713	4,083	2,538	3,667	3,766
Noninterest expense	8,699	12,021	7,291	7,623	7,248
Federal income tax provision	(711)	(2,547)	(2,392)	(114)	560
Net income (loss)	(762)	(4,699)	(4,016)	395	1,695
Earnings (loss) per common share	$(0.20)	$(0.96)	$(0.79)	$0.08	$0.33
Return on average assets (a)	-0.34%	-2.20%	-1.91%	0.20%	0.86%
Return on average shareholders' equity (a)	-3.54%	-22.14%	-22.08%	2.14%	9.29%

(a) annualized

In an attempt to evaluate the trends of net interest income, noninterest income and expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. Pre-tax, pre-provision income has declined by 1.4% in the first six months of 2009 compared to the same period of 2008. The table below shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three and six month periods ending June 30, 2009 and 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2009	2008	Change	2009	2008	Change
Interest income	$11,007	$11,491	-4.2%	$22,036	$23,907	-7.8%
Interest expense	3,094	4,104	-24.6%	6,561	9,042	-27.4%
Net interest income	7,913	7,387	7.1%	15,475	14,865	4.1%
Noninterest income	4,713	3,766	25.1%	8,796	7,304	20.4%
Noninterest expense (1)	8,699	7,248	20.0%	17,251	15,050	14.6%
Pre-tax, pre-provision income	$3,927	$3,905	0.6%	$7,020	$7,119	-1.4%
Pre-tax, pre-provision ROA	1.76%	1.96%	-0.20%	1.61%	1.78%	-0.17%

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income

Declining interest rates over the past eighteen months have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 4.2% in the second quarter of 2009 compared to 2008, and year to date is 7.8% below the first six months of 2008. At the same time, interest expense decreased 24.6% for the second quarter of 2009 and 27.4% for the first six months, resulting in an improvement in net interest income of 7.1% for the second quarter of 2009 and 4.1% year to date, when compared to the same periods of 2008.

The Company has experienced a tightening of net interest margin over the past several quarters, but the margin has remained relatively stable over the last three quarters. A portion of that tightening is a result of increased liquidity on the balance sheets of the Banks. Net interest margin for the second quarter of 2009 was 3.88%, compared to 3.84% for the first quarter of 2009 and 4.07% for the second quarter of 2008. Year to date net interest margin of 3.86% is down from 4.10% for the same period of 2008.

Tax-equivalent yields on earning assets declined from 6.47% for the first six months of 2008 to 5.42% for the same period of 2009, for a reduction of 107 basis points. The Company's average cost of funds decreased by 92 basis points, and tax equivalent spread declined from 3.61% for the first half of 2008 to 3.48% for the first half of 2009. The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

	Six Months Ended June 30,
dollars in thousands	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
Assets	Balance	(b)	Rate (c)	Balance	(b)	Rate (c)
Interest earning assets (a)
Federal funds & equivalents	$42,285	$51	0.24%	$7,149	$121	3.42%
Taxable investments	55,285	967	3.53%	49,295	1,154	4.71%
Tax exempt securities (b)	47,165	1,389	5.94%	48,890	1,427	5.87%
Taxable loans	699,231	20,275	5.85%	657,277	21,841	6.68%
Tax exempt loans (b)	2,518	84	6.74%	2,646	85	6.47%
Total int. earning assets (b)	846,485	22,767	5.42%	765,257	24,629	6.47%
Less allowance for loan losses	(20,630)			(12,296)
Other assets	48,613			44,854
Total Assets	$874,468			$797,815

Liabilities and Shareholders' Equity
NOW and savings deposits	330,584	920	0.56%	307,781	2,200	1.44%
CDs $100,000 and over	118,793	2,087	3.54%	118,463	2,596	4.41%
Other interest bearing deposits	186,462	2,564	2.77%	157,486	3,092	3.95%
Total int. bearing deposits	635,840	5,571	1.77%	583,730	7,888	2.72%
Short term borrowings	-	-	0.00%	6,311	76	2.41%
Other borrowings	46,960	990	4.25%	46,246	1,079	4.69%
Total int. bearing liabilities	682,800	6,561	1.94%	636,287	9,042	2.86%
Noninterest bearing deposits	103,623			82,439
Other liabilities	2,547			6,265
Shareholders' equity	85,498			72,823
Total Liabilities and
Shareholders' Equity	$874,468			$797,815
Net interest income (b)		16,207			15,587
Net spread (b)			3.48%			3.61%
Net yield on interest earning assets (b)			3.86%			4.10%
Tax equivalent adjustment on interest income		(732)			(722)
Net interest income per income statement		$15,475			$14,865
Ratio of interest earning assets to interest bearing liabilities			1.24			1.20

(a)	Non-accrual loans and overdrafts are included in the average balances of loans.
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate.
(c)	Annualized

The following table shows the effect of volume and rate changes on net interest income for the six months ended June 30, 2009 and 2008, on a taxable equivalent basis.

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds & equivalents	$132	$(202)	$(70)	$35	$(55)	$(20)
Taxable investments	129	(316)	(187)	(119)	(53)	(172)
Tax exempt securities	(54)	16	(38)	312	6	318
Taxable loans	1,326	(2,892)	(1,566)	1,463	(2,557)	(1,094)
Tax exempt loans	(4)	3	(1)	(16)	(3)	(19)
Total interest income	$1,529	$(3,391)	$(1,862)	$1,675	$(2,662)	$(987)

Interest paid on:
Now and savings deposits	154	(1,434)	(1,280)	216	(1,302)	(1,086)
CDs $100,000 and over	7	(516)	(509)	99	(262)	(163)
Other interest bearing deposits	505	(1,033)	(528)	144	(373)	(229)
Short term borrowings	(76)	-	(76)	54	(65)	(11)
Other borrowings	16	(105)	(89)	70	(3)	67
Total interest expense	$606	$(3,088)	$(2,482)	$583	$(2,005)	$(1,422)
Net change in net interest income	$923	$(303)	$620	$1,092	$(657)	$435

Change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

Provision for Loan Losses

The Company’s provision for loan losses for the second quarter of 2009 was $5.4 million, bringing the year to date provision to $12.27 million. The provision provides for probable incurred losses inherent in the current portfolio. Ongoing stresses within the economy and their resulting impact on borrowers has resulted in further additions to the Company’s provision for loan losses. The increases over 2008 levels reflect declines in borrowers’ ability to repay loans, in large part due to pressures on cashflows and from declining collateral values.

As the southeast Michigan real estate markets and the economy in general experience further deterioration, the loan portfolios of the Banks are affected by loans to a number of residential real estate developers that are struggling to meet their financial obligations. Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are experiencing increased stresses resulting from the current economic conditions.

Generally, lot sales by the developers/borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Banks have continued to closely monitor the impact of economic circumstances on their lending clients, and are working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income

Total noninterest income improved 25.1% in the second quarter of 2009 compared to the same quarter of 2008, and is up 20.4% for the first six months of 2009 over the same period of 2008. The following table summarizes changes in noninterest income by category for the three and six month periods ended June 30, 2009 and 2008.

	Current Quarter			Year to Date
In thousands of dollars	2009	2008	Change	2009	2008	Change
Service charges on deposit accounts	$699	$894	-21.8%	$1,382	$1,717	-19.5%
Wealth Management fee income	948	1,144	-17.1%	1,944	2,313	-16.0%
Gains (losses) on securities transactions	-	51	-100.0%	(13)	104	-112.5%
Income from loan sales and servicing	2,131	808	163.7%	3,756	1,417	165.1%
ATM, debit and credit card fee income	590	591	-0.2%	1,098	1,120	-2.0%
Income from bank-owned life insurance	123	118	4.2%	245	233	5.2%
Other income	222	160	38.8%	384	400	-4.0%
Total noninterest income	$4,713	$3,766	25.1%	$8,796	$7,304	20.4%

Service charges on deposit accounts were down 21.8% in the second quarter of 2009 and 19.5% year to date compared to a year earlier. This decline is in spite of the Company's total deposit growth of 12.3% and growth of 20.8% in noninterest bearing deposit account balances over the twelve months ended June 30, 2009. No significant changes to service charge structure were implemented in the first half of 2009, although improvements in the Banks’ reporting systems in the second half of 2008 have made balance information more readily available to clients by electronic means. This has allowed clients to watch their balances more closely, helping them to avoid overdraft and NSF fees if they so choose.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the banking offices. Wealth Management income was down 17.1% in the second quarter of 2009 compared to the second quarter of 2008, and is down 16.0% year to date. This decline in income reflects a general decline in market value of assets managed by the Wealth Management Group, in spite of new account growth.

Income from loan sales and servicing was up $1.3 million in the second quarter of 2009 compared to the same period of 2008, and through six months of 2009 is 165.1% above year to date 2008 levels. This significant improvement in income is a result of the recent rate-driven refinancing boom in residential mortgages, along with an increase in home purchase activity. In the second quarter of 2009, the Company reversed $325,000 of previously-booked mortgage servicing rights valuation allowance, increasing loan servicing income by that amount for the quarter. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgage that it services, and this servicing provides ongoing income for the life of the loans.

Loans serviced consist primarily of residential mortgages sold on the secondary market. In addition, a small number of loans originated by United Structured Finance are typically sold on the secondary market, and gains on the sale of those loans contributed to the increased income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients and non-clients of the

Banks. The table below shows the breakdown of income from loan sales and servicing between residential mortgages and United Structured Finance, in thousands of dollars:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2009	2008	2009	2008
Residential mortgage sales and servicing	$2,039	$588	$3,567	$1,105
USFC loan sales and servicing	92	220	189	312
Total income from loan sales and servicing	$2,131	$808	$3,756	$1,417

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas is generally flat compared to prior periods.

Income from bank-owned life insurance increased 4.2% in the most recent quarter and 5.2% year to date compared to 2008. The improvement reflects increases in interest crediting rates and some minor restructuring of BOLI holdings during the last half of 2008. Other fee income during the year consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income declined by 4.0% year to date from the first half of 2008, with a number of fee categories contributing to the decline. Among those are letter of credit fees, fees from official check sales, upcharge on customer checks, and business sweep account fees.

Noninterest Expense

The following table summarizes changes in the Company's year to date noninterest expense by category for the three and six month periods ended June 30, 2009 and 2008.

	Current Quarter			Year to Date
In thousands of dollars	2009	2008	Change	2009	2008	Change
Salaries and employee benefits	$4,761	$4,063	17.2%	$9,367	$8,470	10.6%
Occupancy and equipment expense, net	1,307	1,215	7.6%	2,656	2,459	8.0%
External data processing	430	460	-6.5%	838	876	-4.3%
Advertising and marketing	160	316	-49.4%	398	691	-42.4%
Attorney, accounting and other professional fees	220	235	-6.4%	483	468	3.2%
Director fees	112	107	4.7%	224	215	4.2%
Expenses relating to ORE property	221	28	689.3%	631	77	719.5%
FDIC insurance premiums	706	71	888.1%	1,002	144	596.6%
Goodwill impairment	-	-	0.0%	3,469	-	100.0%
Other expenses	782	753	3.9%	1,652	1,650	0.1%
Total noninterest expense	$8,699	$7,248	20.0%	$20,720	$15,050	37.7%

The largest increases in noninterest expense during the first six months of 2009 were in four areas. Those were compensation costs of generating income from loan sales and servicing, the charge for impairment of the Company’s goodwill during the first quarter, increases in FDIC insurance costs, and expenses relating to ORE property.

Salaries and benefits are the Company’s largest single area of expense, and those expenses increased by 10.6% in the first six months of 2009 compared to the same period last year. A significant portion of the additional expense reflects increased commissions and processing expense related to record volumes of residential mortgage originations during the first six months of 2009. In addition, for comparison purposes, most salary increases for 2008 were effective April 1, 2008, so their impact on the income statement was not apparent until the second quarter of 2008. The Company did not pay merit increases to its staff during the first six months of 2009, and incentive compensation likely will not be paid at the anticipated depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its contributions to our co-workers’ 401(k) plans.

The year to date increase of 8.0% in occupancy and equipment expense over the same period in 2008 primarily reflects increases in maintenance and utility costs, along with an increase in building and premises lease expense. External data processing costs are down for the second quarter and year to date, and year to date advertising and marketing expenses decreased by 42.4% compared to the same period last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 3.2% as compared to the first six months of 2008, reflecting additional costs of doing business during difficult economic times.

Expenses related to ORE property made up an increasing portion of the Company’s expenses. Those expenses included write-downs of the value and losses on the sale of property held as other real estate, along with costs to maintain and carry those properties. Deterioration in the value of certain of these properties resulted in losses during the first quarter of 2009, as those assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Banks’ experience with increased foreclosures resulting from the weakened economy. No additional write-downs were taken in the second quarter of 2009.

FDIC insurance costs increased by 888.1% in the second quarter of 2009 and 596.6% year to date over 2008, as a result of increased premiums, special assessments and the exhaustion of credits during 2008. The Banks incurred expenses of $405,400 in the second quarter of 2009 as a result of the FDIC special assessment for that quarter.

As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 7 above.

Federal Income Tax

The Company's effective tax rate for the first half of 2009 was 37.4% compared with 25.5% for the same period in 2008. The effective tax rate for the first six months of 2009 is a calculated benefit based upon a pre-tax loss. The effective rate is slightly higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offsets the portion of the goodwill impairment that is not deductible for tax purposes. While the Company has a loss for both book and tax purposes for the first six months of 2009, the Company has taxable income of $11.9 million from 2007 and 2008 that can be utilized in the event that the Company records a tax loss in 2009. As a result, the Company has not provided any valuation reserve on the amount of its deferred tax assets as of June 30, 2009.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Banks are participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. At times, the Banks utilize short-term interest-bearing balances with banks as a substitute for excess federal funds.

The Company’s balances in federal funds sold and other short-term investments were $55.4 million, up from $52.6 million at March 31, 2009, and $2.0 million at June 30, 2008. The increase resulted from funding growth in excess of loan and investment growth, and reflects short-term investments held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher balances until portfolio loan volume improves and more attractive investment opportunities emerge.

The Banks also have the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during the first six months of 2009 or 2008.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the second quarter of 2009, the Banks procured no new advances and repaid $4 million in matured borrowings, resulting in a decrease in total FHLB borrowings outstanding at June 30, 2009.

Regulatory Capital

The Company and the Banks were categorized as well-capitalized at June 30, 2009 and 2008, and December 31, 2008 under applicable regulatory capital guidelines. The following table shows the Company's capital ratios and ratio calculations as of June 30, 2009 and 2008, and December 31, 2008.

	Regulatory Guidelines		United Bancorp, Inc.
Dollars in thousands	Adequate	Well	6/30/09	12/31/08	6/30/08
Tier 1 capital to average assets	4%	5%	9.4%	7.9%	8.8%
Tier 1 capital to risk weighted assets	4%	6%	12.1%	9.5%	10.4%
Total capital to risk weighted assets	8%	10%	13.4%	10.7%	11.6%

Total shareholders' equity			$84,287	$69,451	$73,452
Intangible assets			-	(2,837)	(3,469)
Unrealized (gain) loss on securities available for sale			(944)	(918)	73
Tier 1 capital			83,343	65,696	70,056
Allowable loan loss reserves			8,765	8,791	8,507
Tier 1 and 2 capital			$92,108	$74,487	$78,563

As a result of recent quarterly net losses, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009. The Board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the U.S. The Board of Directors will monitor capital growth, earnings and economic conditions in order to determine future dividend payments.

Dividend payments on preferred stock issued under the CPP were paid as scheduled in the first and second quarters of 2009.

Critical Accounting Policies

Generally accepted accounting principles are complex and require Management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on page A-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Internal Control

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders of the Company was held on April 28, 2009, and two matters were considered at the meeting:

1.
Election of three directors constituting Class III of the Board of Directors, to serve for three years until the 2012 Annual Meeting of Shareholders and upon the election and qualification of their successors.

2.	Consideration and approval of an advisory proposal to approve the Company’s executive compensation practices as disclosed in the Proxy Statement.

There were 5,059,340 voting shares outstanding on April 28, 2009. Incumbent Directors Robert K. Chapman and Kathryn M. Mohr were re-elected to three-year terms, and Norman G. Herbert was elected to a three-year term. Directors James D. Buhr, Stephanie H. Boyse, John H. Foss, David S. Hickman, James C. Lawson, Donald J. Martin and David E. Maxwell hold terms that continue after the meeting. Results of voting on the election of directors were as follows:

Election of Directors	Action	For	Withheld
Robert K. Chapman	re-elected	3,288,737	222,784
Norman G. Herbert	elected	3,261,434	250,087
Kathryn M. Mohr	re-elected	3,294,822	216,699

There were no broker non-votes with respect to any nominee for director.

The non-binding resolution regarding executive compensation was approved by the following votes:

	For	Against	Abstain	Broker Non-Votes
Advisory Proposal	2,906,747	252,204	191,147	0

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

July 24, 2009

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

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.1 is i ncorporated here by reference.
10.1
Form of Employment Contract effective as of June 1, 2009. Previously filed with the Commission on June 2, 2009 in United Bancorp, Inc.’s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.