Form 10-Q
period 2009-09-30
UNITED BANCORP INC /MI/
filed 2009-10-30
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated Filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)
Accelerated filer ☐
Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of October 23, 2009, there were outstanding 5,059,340 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as that an event or trend "will" occur or "continue" or is "likely" or that United Bancorp, Inc. or its management "believes", "anticipates", "determined", "estimated", "expects" or "intends", or "assumes" that a particular result or event will occur, and other words or phrases such as "until", "ongoing", "future", "evolve", "changing", "preserve", "steps", "probable", "considered to", "depending", "more likely than not", "subjective", "approximate", "as long as", "uncertain", "potential", "judgment" and variations of such words and similar expressions.

All of the information concerning interest rate sensitivity is forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit market and the national and regional economy on the banking industry, generally, and United Bancorp, Inc., specifically, are also inherently uncertain. Management's determination of the provision and allowance for loan losses and other accounting estimates, such as the carrying value of mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary), involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of United Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008; the timing and level of asset growth; changes in banking laws and regulations; changes in property values, asset quality and the financial capability of borrowers; actions of bank regulatory authorities; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; the local and global effects of ongoing and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

CROSS REFERENCE TABLE

Item                                                                      Description                                                 Page

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)		(unaudited)
	September 30,	December 31,	September 30,
Assets	2009	2008	2008
Cash and demand balances in other banks	$12,735	$18,472	$16,856
Interest bearing balances with banks	60,872	-	-
Federal funds sold	27,896	-	-
Total cash and cash equivalents	101,503	18,472	16,856

Securities available for sale	102,277	82,101	75,021
FHLB Stock	2,992	2,992	2,992
Loans held for sale	7,898	4,988	7,107

Portfolio loans	675,306	697,019	683,064
Less allowance for loan losses	26,003	18,312	14,335
Net portfolio loans	649,303	678,707	668,729

Premises and equipment, net	12,466	13,205	12,621
Goodwill	-	3,469	3,469
Bank-owned life insurance	12,817	12,447	12,319
Accrued interest receivable and other assets	20,592	16,012	16,233
Total Assets	$909,848	$832,393	$815,347

Liabilities
Deposits
Noninterest bearing	$98,986	$89,487	$88,212
Interest bearing certificates of deposit of $100,000 or more	108,451	132,139	129,444
Other interest bearing deposits	576,262	487,923	468,897
Total deposits	783,699	709,549	686,553

FHLB advances payable	42,114	50,036	51,951
Accrued interest payable and other liabilities	2,070	3,357	4,077
Total Liabilities	827,883	762,942	742,581

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2009, no shares outstanding in 2008	20,134	-	-
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,059,340, 5,052,573 and 5,052,573 shares issued and outstanding, respectively	67,516	67,340	67,260
Warrants on common stock	533	-	-
Retained earnings (accumulated deficit)	(7,925)	1,193	5,720
Accumulated other comprehensive income (loss), net of tax	1,707	918	(214)
Total Shareholders' Equity	81,965	69,451	72,766

Total Liabilities and Shareholders' Equity	$909,848	$832,393	$815,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars, except per share data	September 30,		September 30,
Interest Income	2009	2008	2009	2008
Interest and fees on loans	$9,943	$10,747	$30,275	$32,645
Interest on securities
Taxable	462	499	1,429	1,653
Tax exempt	329	369	1,015	1,102
Interest on federal funds sold and balances with banks	41	3	92	125
Total interest income	10,775	11,618	32,811	35,525

Interest Expense
Interest on deposits	2,475	3,477	8,046	11,367
Interest on fed funds and other short term borrowings	-	20	-	95
Interest on FHLB advances	440	583	1,430	1,661
Total interest expense	2,915	4,080	9,476	13,123
Net Interest Income	7,860	7,538	23,335	22,402
Provision for loan losses	8,200	3,300	20,470	5,610
Net Interest Income after Provision for Loan Losses	(340)	4,238	2,865	16,792

Noninterest Income
Service charges on deposit accounts	694	883	2,076	2,600
Wealth Management fee income	1,045	1,074	2,989	3,387
Gains (losses) on securities transactions	-	2	(13)	106
Income from loan sales and servicing	1,405	724	5,161	2,140
ATM, debit and credit card fee income	601	579	1,699	1,699
Income from bank-owned life insurance	125	124	370	359
Other income	211	281	595	681
Total noninterest income	4,081	3,667	12,877	10,972

Noninterest Expense
Salaries and employee benefits	4,268	3,962	13,635	12,432
Occupancy and equipment expense, net	1,323	1,257	3,979	3,716
External data processing	439	435	1,277	1,311
Advertising and marketing	174	282	572	972
Attorney, accounting and other professional fees	354	239	837	707
Director fees	112	107	336	322
Expenses relating to ORE property	828	468	1,496	544
FDIC insurance premiums	332	84	1,334	228
Goodwill impairment	-	-	3,469	-
Other expenses	613	789	2,228	2,440
Total noninterest expense	8,443	7,623	29,163	22,672
Income (Loss) Before Federal Income Tax	(4,702)	282	(13,421)	5,092
Federal income tax (benefit)	(1,812)	(114)	(5,070)	1,112
Net Income (Loss)	$(2,890)	$396	$(8,351)	$3,980

Basic and diluted earnings (loss) per share	$(0.62)	$0.08	$(1.78)	$0.78
Cash dividends declared per share of common stock	$-	$0.20	$0.02	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars	September 30,		September 30,
Total Shareholders' Equity	2009	2008	2009	2008
Balance at beginning of period	$84,287	$73,452	$69,451	$72,967

Net income (loss)	(2,890)	396	(8,351)	3,980
Other comprehensive income:
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	763	(141)	790	(507)
Total comprehensive income (loss)	(2,127)	255	(7,561)	3,473

Preferred stock and warrants issued	-	-	20,600	-
Cash dividends paid on preferred shares	(258)	-	(598)	-
Cash dividends paid on common shares	-	(1,011)	(101)	(3,039)
Other common stock transactions	63	70	174	(635)
Balance at end of period	$81,965	$72,766	$81,965	$72,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
In thousands of dollars	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(8,351)	$3,980

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,581	1,234
Provision for loan losses	20,470	5,610
Gain on sale of loans	(4,607)	(1,792)
Proceeds from sales of loans originated for sale	256,695	96,493
Loans originated for sale	(254,998)	(96,038)
Losses (gains) on securities transactions	13	(106)
Change in deferred income taxes	(3,477)	(452)
Stock option expense	112	113
Increase in cash surrender value of bank-owned life insurance	(370)	(359)
Change in investment in limited partnership	(180)	(196)
Goodwill impairment	3,469	-
Change in accrued interest receivable and other assets	(833)	(146)
Change in accrued interest payable and other liabilities	(1,051)	(2,249)
Net cash from operating activities	8,473	6,092

Cash Flows from Investing Activities
Securities available for sale
Purchases	(34,028)	(37,447)
Sales	-	214
Maturities and calls	10,000	41,222
Principal payments	4,774	3,224
Net change in portfolio loans	7,954	(43,688)
Premises and equipment expenditures	(333)	(456)
Net cash used in investing activities	(11,633)	(36,931)

Cash Flows from Financing Activities
Net change in deposits	74,150	15,016
Proceeds from other borrowings	10,500	16,000
Principal payments on other borrowings	(18,422)	(8,660)
Proceeds from issuance of preferred stock and warrants	20,600	-
Purchase of common stock	-	(831)
Proceeds from other common stock transactions	62	83
Cash dividends paid on common and preferred	(699)	(3,039)
Net cash from financing activities	86,191	18,569
Net change in cash and cash equivalents	83,031	(12,270)

Cash and cash equivalents at beginning of year	18,472	29,126
Cash and cash equivalents at end of period	$101,503	$16,856

Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,883	$14,908
Income taxes paid	-	1,913
Loans transferred to other real estate	980	1,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant. The Company’s past loan loss experience is determined by evaluating the average charge-offs over the most recent twelve quarters. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require an increase in the allowance for loan losses, that increase is recorded as a component of the provision for loan losses. Loans are evaluated for impairment when payments are delayed or when the internal grading system indicates a substandard or doubtful classification.

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

Return to Cross Reference Table

when deemed uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Note 3 - Securities

The fair value of securities as of September 30, 2009 was as follows:

	Securities Available for Sale
In thousands of dollars	Fair Value	Gains	Losses
U.S. Treasury and agency securities	$34,405	$502	$(19)
Mortgage backed agency securities	20,615	851	(1)
Obligations of states and political subdivisions	35,088	1,368	(97)
Corporate, asset backed and other debt securities	12,133	-	(16)
Equity securities	36	-	(1)
Total	$102,277	$2,721	$(134)

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$8,586	$(19)	$-	$-	$8,586	$(19)
Mortgage backed agency securities	-	-	67	(1)	67	(1)
Obligations of states and political subdivisions	-	-	2,263	(97)	2,263	(97)
Corporate, asset backed and other debt securities	-	-	2,486	(16)	2,486	(16)
Equity securities	36	(1)	-	-	36	(1)
Total	$8,622	$(20)	$4,816	$(114)	$13,438	$(134)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and a loss of $12,600 was recognized during the first quarter of 2009. No impairment was identified during the second or third quarters of 2009. The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. The Company has had no sales activities for securities for the nine months ended September 30, 2009.

The fair value of securities available for sale by contractual maturity as of September 30, 2009 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the shortest category.

Return to Cross Reference Table

In thousands of dollars	Fair Value
Due in one year or less	$44,114
Due after one year through five years	49,446
Due after five years through ten years	7,796
Due after ten years	885
Equity securities	36
Total securities	$102,277

Securities carried at $8,245,000 as of September 30, 2009 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

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

The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Options under the 2005 Plan are granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The following is summarized year to date option activity for the Company’s stock option plans:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2009	352,861	$24.97
Options granted	98,000	7.23
Options exercised	-	-
Options forfeited	(11,290)	20.46
Balance at September 30, 2009	439,571	$21.13

Total options granted during the nine-month period ended September 30, 2009 were 98,000, and the weighted fair value of the options granted was $1.67 per share. For stock options outstanding September 30, 2009, the range of average exercise prices was $6.00 to $32.14 and the weighted average remaining contractual term was 6.45 years. At September 30, 2009, 286,535 options are exercisable. The Company has recorded $112,500 in compensation expense related to vested stock options less estimated forfeitures for the nine-month period ended September 30, 2009. As of the end of the third quarter of 2009, unrecognized compensation expense related to the stock options totaled $195,571 and is expected to be recognized over three years.

At September 30, 2009, the total options outstanding had no intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the third quarter and the exercise price, multiplied by the number of in-the-money options

Return to Cross Reference Table

assuming all option holders had exercised their stock options on September 30, 2009. No options were exercised during the three and nine month periods ended September 30, 2009.

Note 5 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $484,987,000 and $314,846,000 at September 30, 2009 and 2008, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $474,417,000 and $313,370,000 at September 30, 2009 and 2008, respectively. A reconcilement of the book value of loan servicing rights, net of valuation allowance, for the year to date periods ending September 30, 2009 and 2008 is shown below.

	2009			2008
In thousands of dollars	Commercial	Residential Mortgage	Total	Commercial	Residential Mortgage	Total
Balance, January 1	$87	$1,686	$1,773	29	1,694	$1,723
Amount capitalized	70	1,811	1,881	74	619	693
Amount amortized	(14)	(672)	(686)	(9)	(192)	(201)
Change in valuation allowance	(1)	474	473	-	-	-
Balance, September 30	$142	$3,299	$3,441	$94	$2,121	$2,215

The Company had a positive valuation adjustment to loan servicing rights of $149,000 in the third quarter of 2009 and $474,000 year to date. The loan servicing rights valuation adjustment is a reflection of the increase in the fair value of certain sectors of the Company’s portfolio of loan servicing rights. In addition, prior period balances have been reduced by prepayments resulting from current refinancing activity. The fair value of servicing rights was as follows:

	2009		2008
In thousands of dollars	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Fair value, January 1	$87	$1,686	$29	$2,705
Fair value, September 30	$152	$4,176	$91	$2,782

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
In thousands of dollars, except share data		2009	2008	2009	2008
Net income (loss)		$(2,890)	$396	$(8,351)	$3,980
Less:	Accretion of discount on preferred stock	(24)	-	(67)	-
	Dividends on preferred stock	(258)	-	(730)	-
Income available to common shareholders		$(3,171)	$396	$(9,147)	$3,980

Return to Cross Reference Table

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings (loss):
Weighted average common shares outstanding	5,059,340	5,052,555	5,057,661	5,064,556
Weighted average contingently issuable shares	69,706	60,506	67,351	58,244
Total weighted average shares outstanding	5,129,046	5,113,061	5,125,012	5,122,800
Basic earnings (loss) per share	$(0.62)	$0.08	$(1.78)	$0.78

Diluted earnings (loss):
Weighted average common shares outstanding from basic earnings per share	5,129,046	5,113,061	5,125,012	5,122,800
Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Total weighted average shares outstanding	5,129,046	5,113,061	5,125,012	5,122,800
Diluted earnings (loss) per share	$(0.62)	$0.08	$(1.78)	$0.78

A total of 438,571 and 349,061 shares subject to outstanding stock options for the three month periods and 417,223 and 338,408 shares for the nine month periods ended September 30, 2009 and 2008, respectively, and 311,492 shares subject to warrants at September 30, 2009 are not included in the above calculations as they are non-dilutive as of the date of this report.

Note 7 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income components and related taxes for the nine months ended September 30, 2009 were as follows:

In thousands of dollars
Net unrealized gains on securities available for sale	$1,197
Tax expense	407
Other comprehensive income	$790

The components of accumulated other comprehensive income included in shareholders’ equity at September 30, 2009 were as follows:

In thousands of dollars
Net unrealized gains on securities available for sale	$2,587
Tax expense	880
Other comprehensive income	$1,707

Note 8 - Disclosures About Fair Value of Assets and Liabilities

Fair Value Measurements. The Fair Value Measurements Topic of the FASB Accounting Standards Codification (“FASB ASC”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820-10-55 establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of

Return to Cross Reference Table

unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2009 and 2008:

In thousands of dollars		Fair Value Measurements Using
September 30, 2009	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$34,405	$-	$34,405	$-
Mortgage backed agency securities	20,615	-	20,615	-
Obligations of states and political subdivisions	35,088	-	35,088	-
Corporate, asset backed and other debt securities	12,133	-	12,133	-
Equity securities	36	-	36	-
Total available for sale securities	$102,277	$-	$102,277	$-

September 30, 2008
Available for sale securities:
U.S. Treasury and agency securities	$18,526	$-	$18,526	$-
Mortgage backed agency securities	15,421	-	15,421	-
Obligations of states and political subdivisions	38,574	-	38,574	-
Corporate, asset backed and other debt securities	2,419	-	2,419	-
Equity securities	81	-	81	-
Total available for sale securities	$75,021	$-	$75,021	$-

Return to Cross Reference Table

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

Impaired Loans
Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require an increase in the allowance for loan losses, that increase is recorded as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed.

During the three and nine months ended September 30, 2009 and 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the third quarter of 2009 resulted in a balance for these loans, net of specific allowance, of $28.6 million. Year to date changes resulted in a balance, net of specific allowance, of $30.1 million at September 30, 2009.

Changes during the third quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $15.7 million. Year to date 2008 changes resulted in a balance, net of specific allowance, of $16.7 million at September 30, 2008. This valuation for both periods was considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Prior to the current quarter, on construction and development loans, the Company used the loan’s effective interest rate to discount future cash flows to determine fair value, except for situations when the Company determined that foreclosure was probable. In those cases, the Company used appraised values and the discount rates contained in the appraisals.

Effective for the third quarter of 2009, the Company changed its valuation estimates for all impaired collateral-dependent construction and land development loans. Current valuation is based on estimated collateral values using appraised values or estimated cash flows from disposal of the collateral utilizing discount rates ranging from 15% to 24%, which are generally higher than those used in prior periods. This resulted in an increase to our provision for loan losses of $2.7 million in the third quarter of 2009. While either approach is acceptable under generally accepted accounting principles, the current valuation better reflects bank regulatory reporting requirements within the consolidated financial statements of the Company.

Return to Cross Reference Table

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	September 30, 2009
In thousands of dollars	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$101,503	$101,503
Securities available for sale	102,277	102,277
FHLB Stock	2,992	2,992
Loans held for sale	7,898	7,898
Net portfolio loans	649,303	652,506
Accrued interest receivable	3,519	3,519

Financial Liabilities
Total deposits	$(783,699)	$(788,713)
FHLB advances	(42,114)	(43,250)
Accrued interest payable	978	978

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimated fair value:

Cash and cash equivalents, FHLB stock, loans held for sale, accrued interest receivable and accrued interest payable – The carrying amounts are reasonable estimates of the fair values of these instruments at the respective balance sheet dates.

Securities available for sale – Fair values for securities available for sale are based on quoted market prices, if available. If quoted values are not available, the estimated fair value is determined by using quoted market prices for similar securities.

Net portfolio loans – The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value for residential mortgage loans that are held for sale on the secondary market is the price offered by the secondary market purchaser. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

Total deposits – With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities.

FHLB Advances – The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

Return to Cross Reference Table

Off-balance-sheet financial instruments – Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

Note 9 – Intangible Assets

Deteriorating economic conditions in the United States have significantly impacted the banking industry in recent months. The resulting impact on the Company’s financial results was reflected in a substantial decline in stock price below book value. As of March 31, 2009, management performed the first phase of an impairment evaluation used to identify potential impairment of goodwill carried by the Company’s subsidiary banks (the "Banks"). That Phase I impairment evaluation determined that the carrying value of the Company’s goodwill exceeded its fair value.

In accordance with ASC 350-10, that determination of impairment necessitated a Phase 2 impairment analysis of the entity-wide goodwill. The second phase calculates an implied fair value of goodwill by comparing the fair value of the Company to the aggregate fair values of its individual assets, liabilities, and identified intangibles. The second phase of the analysis confirmed that the goodwill of the Company was fully impaired. A goodwill impairment charge was taken in the first quarter of 2009 for the entire book value of goodwill of $3.469 million. This non-cash charge was recorded as a component of noninterest expense. The goodwill on the books of the Banks originally resulted from the acquisition of various banking offices between 1992 and 1999.

Note 10 – Subsequent Events

Subsequent events have been evaluated through October 30, 2009, which is the date the financial statements were issued.

Note 11 - Accounting Developments

Statement of Financial Accounting Standard No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB ASC 810-10 (“SFAS 167”) In June 2009, FASB issued SFAS 166 and SFAS 167, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both SFAS 166 and SFAS 167 will be effective January 1, 2010 for companies reporting earnings on a calendar-year basis, and have not been codified as of September 30, 2009.

The Board of Governors of the Federal Reserve System (“Federal Reserve”) is reviewing regulatory capital requirements associated with the adoption of these accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital

Return to Cross Reference Table

adequacy was assessed using assumptions consistent with standards ultimately included in SFAS 166 and SFAS 167.

United is still evaluating the impact that adoption of SFAS 166 and SFAS 167 will have on the Company’s consolidated financial statements. We will take into account in our internal capital planning processes the impact of SFAS 166 and SFAS 167 and will assess whether additional capital may be necessary to support the risks associated with off-balance-sheet vehicles affected by the new accounting standards.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forthe Company and the Banks, United Bank & Trust ("UBT") and United Bank & Trust – Washtenaw ("UBTW") for the three and nine month periods ended September 30, 2009 and 2008.

Background

The Company is a financial holding company registered with the Federal Reserve under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve. The Banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers.

United’s lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing. The Company’s Treasury Management Division provides services including remote deposit capture, Image Positive Pay, lockbox services, business sweep accounts and credit card and merchant services.

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

The Company owns United Structured Finance ("USFC"), which is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market.

Return to Cross Reference Table

Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides financing alternatives to clients of the Banks as well as non-bank clients.

Executive Summary

Unemployment of 14.7% for the State of Michigan at the end of August 2009 resulted in the State retaining its position of the highest unemployment level among the fifty states. The unemployment rate of 16.5% at August 31, 2009 for Lenawee County was above the State's average level, but declined from 18.0% at June 30, 2009. The Washtenaw County unemployment rate of 9.5% at August 31, 2009 remained one of the lowest in the State of Michigan, and was down from 10.6% at the end of June, 2009.

Difficult economic conditions continue to have a profound and direct negative impact on the businesses and residents of Michigan. The ongoing economic downturn has taken its toll on the financial services industry, and United has seen a resulting decrease in net income and stock price. Economic issues continue to impact the credit quality of the Banks' loan portfolios, reflected in an increase in its allowance for loan losses and nonperforming loans. A significant contributor to the decline in loan quality is the decline in collateral values and cashflows for the Banks’ personal and commercial borrowers. Foreclosures on residential real estate mortgages continue to increase, although the Banks sell most of their mortgage production without recourse on the secondary market.

The Company incurred a net loss of $2.890 million, or $0.62 per share for the quarter ended September 30, 2009, bringing the nine-month 2009 loss to $8.351 million, or $1.78 per share. The Company’s loss for the quarter resulted from a substantial addition to its provision for loan losses and write-downs of assets held as other real estate owned (“ORE”). Net interest income for the third quarter of 2009 improved by 4.3% over the same quarter of 2008. Year to date net interest income improved by 4.2% over the first nine months of 2008. Noninterest income for the first nine months of 2009 improved by 17.4% from the same period last year. Noninterest expenses for the first nine months of 2009, excluding the first-quarter charge for goodwill impairment, increased costs of FDIC insurance and expenses related to ORE property, were up 4.4% over the same period last year. The Company's pre-tax, pre-provision income declined by 1.7% for the first nine months of 2009 compared to the same period of 2008. This calculation adjusts net income before tax by the amount of the Company's provision for loan losses and one-time goodwill impairment charge in 2009.

Total consolidated assets of the Company of $909.8 million at September 30, 2009 were up 11.6%, or $94.5 million, from September 30, 2008. Of that growth, $20.6 million was attributable to the issuance and sale of preferred stock to the United States Department of the Treasury under the TARP Capital Purchase Program (CPP) in January. In addition, deposit growth during the nine and twelve months ended September 30, 2009 provided funding to grow the Company’s assets. At September 30, 2009, gross portfolio loan balances declined to $675.3 million, while deposits grew to $783.7 million. Total deposits increased by $97.1 million in the past year, with $74.2 million of that growth in the first nine months of 2009. The decline in loan balances and the increase in deposits resulted in an increase in investment balances and interest bearing balances with other banks.

Return to Cross Reference Table

The Company does not anticipate a quick turnaround in the current economic and market conditions that have negatively impacted its earnings. Net interest income continues to exhibit strength, maintaining near-record levels for the third quarter of 2009. While mortgage volumes have been particularly strong in the first half of 2009, primarily as a result of refinancing during a period of low rates, the volume of refinancing activity has begun to subside. We do not anticipate that credit quality will improve significantly until the economy rebounds, and other noninterest income will remain under pressure as long as the economy is struggling. However, the Company’s business includes a diversity of sources of noninterest income that provided 35.6% of year to date net revenue.

We expect that FDIC insurance costs will continue to increase in 2009 over 2008 levels, and expenses relating to problem loans and other real estate owned will continue to negatively impact earnings. At the same time, the Company did not pay merit increases to its staff in 2009, and incentive compensation will not be paid at the anticipated depressed level of earnings.

While current economic conditions present significant challenges, United has taken steps intended to protect its capital for the long-term benefit of its shareholders. In January of 2009, United issued and sold $20.6 million in preferred stock to the United States Department of the Treasury under the CPP. In its ongoing efforts to preserve capital, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009.

The Board believes that it is in the Company’s best interest to preserve capital given the severe economic and financial market conditions in Michigan and the U.S. In addition, the Company has instituted cost containment and reduction measures during 2009, intended to protect the Company’s capital levels in the face of its uncertain future level of earnings. In spite of net losses for the most recent four quarters, the Company and the Banks continue to be classified as "well-capitalized" under applicable regulatory capital requirements.

Financial Condition

Securities

Balances in the securities portfolio increased in recent periods, reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the book value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the third quarter for 2009 and 2008, and at December 31, 2008.

	September 30, 2009		December 31, 2008		September 30, 2008
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$34,405	33.6%	$19,712	24.0%	$18,526	24.7%
Mortgage backed agency securities	20,615	20.2%	21,972	26.8%	15,421	20.6%
Obligations of states and political subdivisions	35,088	34.3%	37,889	46.1%	38,574	51.4%
Corporate, asset backed, and other debt securities	12,133	11.9%	2,472	3.0%	2,419	3.2%
Equity securities	36	-	56	0.1%	81	0.1%
Total Investment Securities	$102,277	100.0%	$82,101	100.0%	$75,021	100.0%

Return to Cross Reference Table

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

Changes in unrealized gains and losses are a result of changes in market interest rates on similar investments. The table below summarizes unrealized gains and losses in each category of the portfolio at September 30, 2009 and 2008.

	September 30,
Unrealized gains (losses)in thousands of dollars	2009	2008	Change
U.S. Treasury and agency securities	$483	$71	$412
Mortgage backed agency securities	850	153	697
Obligations of states and political subdivisions	1,271	(247)	1,518
Corporate, asset backed and other debt securities	(16)	(184)	168
Equity securities	(1)	(116)	115
Total investment securities	$2,587	$(323)	$2,910

Loans

The following table shows the change in each category of loans and the percent change of the respective categories for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	Change this Quarter		YTD Change		12-Month Change
In thousands of dollars	$	%	$	%	$	%
Personal	$805	0.7%	$(494)	-0.4%	$1,465	1.3%
Business, including commercial mortgages	(809)	-0.2%	(5,429)	-1.3%	4,648	1.2%
Tax exempt	574	23.1%	523	20.6%	474	18.4%
Residential mortgage	(2,335)	-2.6%	(3,496)	-3.9%	1,317	1.5%
Construction and development	(500)	-0.7%	(12,817)	-15.9%	(15,662)	-18.8%
Total portfolio loans	$(2,265)	-0.3%	$(21,713)	-3.1%	$(7,758)	-1.1%

Gross portfolio loans declined by $7.8 million, or 1.1% over the twelve months ended September 30, 2009, and have declined by $21.7 million during the first nine months of 2009. Personal loans on the Company's balance sheet include home equity and personal lines of credit, and direct and indirect installment loans for automobiles, boats and recreational vehicles, and other items for personal use.

Business loan growth for the past twelve months of $4.6 million represents an increase of 1.2%, with a year to date decline of $5.4 million. The reduction in balances during 2009 generally represents a move of lower quality loans out of the Company’s loan portfolio, by charge-off or payoff. Loans to commercial enterprises are derived from all of the markets the Banks serve.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain shorter-term adjustable rate mortgages and high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market in their portfolios. As a result, the mix of

Return to Cross Reference Table

mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolios of the Banks. Mortgage balances have declined by $2.3 million during the third quarter of 2009 and by $3.5 million year to date. Reductions during the first nine months of 2009 generally reflect record volumes of mortgage refinancing of loans within the Company’s portfolios, as United sells the bulk of its conforming mortgage production on the secondary market.

Outstanding balances of loans for construction and development declined by $500,000 during the third quarter of 2009 and by $12.8 million year to date, and were 18.8% lower than at September 30, 2008. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of residential construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the balances of the various categories of loans of the Company, along with the percentage composition of the portfolio by type as of the end of the third quarter for 2009 and 2008, and at December 31, 2008.

	September 30, 2009		December 31, 2008		September 30, 2008
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
Personal	$111,601	16.4%	$112,095	16.1%	$110,136	16.1%
Business, including commercial mortgages	406,207	60.2%	411,636	59.0%	401,559	58.8%
Tax exempt	3,056	0.5%	2,533	0.4%	2,582	0.4%
Residential mortgage	86,847	12.9%	90,343	13.0%	85,530	12.5%
Construction and development	67,595	10.0%	80,412	11.5%	83,257	12.2%
Total portfolio loans	$675,306	100.0%	$697,019	100.0%	$683,064	100.0%

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

Nonperforming assets, in thousands of dollars	9/30/09	12/31/08	9/30/08
Nonaccrual loans	$30,017	$19,328	$13,986
Accruing loans past due 90 days or more	3,711	1,504	1,481
Troubled debt restructurings	1,638	690	1,250
Total nonperforming loans	35,366	21,522	16,717
Other assets owned	2,986	3,459	3,553
Total nonperforming assets	$38,352	$24,981	$20,270
Percent of nonperforming loans to total portfolio loans	5.24%	3.09%	2.45%
Percent of nonperforming assets to total assets	4.22%	3.00%	2.49%
Allowance coverage of nonperforming loans	73.5%	85.1%	85.8%

Return to Cross Reference Table

Total nonaccrual loans have increased by $10.7 million since the end of 2008, while delinquent loans have grown by $2.2 million for the same period. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in accruing loans past due 90 days or more reflects the continuing difficult operating environment facing certain borrowers of the Company. Loan workout and collection efforts continue with all delinquent clients, in an attempt to bring them back to performing status. The figure above for troubled debt restructurings consists of two loans at September 30, 2009, both of which are in compliance with the terms of their restructured loans. Total nonperforming loans as a percent of total portfolio loans moved from 3.09% at the end of 2008 to 5.24% at September 30, 2009.

Net holdings of other assets owned have declined by $473,000 since the end of 2008. Other real estate owned includes eighteen properties that were acquired through foreclosure or in lieu of foreclosure. The acquired properties include thirteen commercial properties, six of which resulted from out-of-state loan participations, and five residential homes or lots. All properties are for sale. Also included in these totals is a small amount of other assets owned, consisting of motor vehicles, a boat and a mobile home. These assets are also for sale.

The Company's allowance for loan losses remains at a level consistent with its estimated losses, and the allowance provides for probable incurred losses inherent in the portfolio. The increase reflects in part the recognition of additional loans identified as impaired, as well as an increasing historical charge-off rate. An analysis of the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows:

In thousands of dollars	2009	2008
Balance at January 1	$18,312	$12,306
Loans charged off	(13,000)	(3,644)
Recoveries credited to allowance	221	63
Provision charged to operations	20,470	5,610
Balance at September 30	$26,003	$14,335
Allowance as % of total loans	3.85%	2.10%

The following table presents the allocation of the allowance for loan losses applicable to each loan category as of September 30, 2009 and 2008 and December 31, 2008. The allocation method used takes into account specific allocations for identified credits and historical loss experience based on an average of the past twelve quarters, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

In thousands of dollars	9/30/09	12/31/08	9/30/08
Business and commercial mortgage (1)	$23,372	$16,148	$12,422
Residential mortgage	615	673	372
Personal	2,016	1,491	1,263
Unallocated	-	-	278
Total	$26,003	$18,312	$14,335
(1)	Includes construction and development loans

Return to Cross Reference Table

A loan is impaired when, based on current information and events, it is probable that the Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement. Within the Banks’ loan portfolios, $44.5 million of loans have been identified as impaired as of September 30, 2009, compared with $37.2 million as of December 31, 2008 and $27.9 million as of September 30, 2008. The specific allowance for impaired loans was $12.0 million at September 30, 2009, compared to $8.1 million at December 31, 2008 and $6.1 million at September 30, 2008. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount believed to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of losses inherent in their loan portfolios. Management believes that based upon their calculation, the allowance is at a level that is appropriate for the risks in the loan portfolio.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Banks use an independent loan review firm to assess the quality of its business loan portfolio. There are no significant concentrations in the business loan portfolio.

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

Real estate construction and land development (“CLD”) loans make up 10.0% of the Company’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company. The table below shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total
Dollars in thousands	Balance	% of Total	Balance	% of Total	Loans
Balances at September 30, 2009	$67,595	10.0%	$607,711	90.0%	$675,306
Impaired loans	22,239	50.0%	22,258	50.0%	44,497
Specific allowance	4,029	33.6%	7,969	66.4%	11,998
YTD Net Charge-offs	9,171	71.8%	3,608	28.2%	12,779
Nonperforming loans (NPL)	13,919	39.4%	21,447	60.6%	35,366
NPL as % of loans	20.6%		3.5%		5.2%

While balances of CLD loans make up 10.0% of total portfolio loans, they represent 50.0% of the Company’s impaired loans and 71.8% of the year to date charge-offs. The currently impaired CLD loans, in addition to the specific allowance of $4.0 million, have been partially charged down by $9.9 million. As can be seen in the table below, currently impaired loans represent 41.5% of the total CLD loans, and the Company has provided for loan losses on impaired CLD loans of 43.3% of the balance of such loans.

Return to Cross Reference Table

Construction and Development Loss Summary
	CLD Loans		% of
Dollars in thousands	Total	Impaired	Total
Balances at September 30, 2009	$67,595	$22,239
Cumulative partial charge-offs	9,896	9,896
Loan balance before charge-offs	$77,491	$32,135	41.5%

Cumulative loss on impaired CLD loans is shown below.

Dollars in thousands	CLD
Cumulative partial charge-offs	$9,896
Specific allowance at September 30, 2009	4,029
Cumulative loss on impaired loans	$13,925
Percent of impaired loans	43.3%

Deposits

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

In thousands of dollars	Change this Quarter		YTD Change		12-Month Change
Noninterest bearing	$(8,627)	-8.0%	$9,499	10.6%	$10,774	12.2%
Interest bearing CDs of $100,000 or more	124	0.1%	(23,688)	-17.9%	(20,993)	-16.2%
Other interest bearing deposits	40,918	7.6%	88,339	18.1%	107,365	22.9%
Total deposits	$32,415	4.3%	$74,150	10.5%	$97,146	14.1%

Total deposits grew $97.1 million in the past twelve months, with $74.2 million of that growth occurring in the first nine months of 2009. Deposit growth was in noninterest bearing deposits and other interest bearing deposits. Noninterest bearing deposits have increased by 10.6% year to date, while other interest bearing deposits have grown by 18.1%. Interest-bearing CDs of $100,000 or more declined by $23.7 million year to date, or 17.9%.

The Banks utilize purchased or brokered deposits for interest rate risk management purposes, but they do not support their growth through the use of those products. The majority of the Banks’ deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In addition, the Banks participate in the CDARS program, which allows them to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Banks' deposit rates are consistently competitive with other banks in their market areas.

Cash Equivalents and Borrowed Funds

The Company maintains interest-bearing and non-interest bearing correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks have the ability to utilize short term

Return to Cross Reference Table

advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds were used during the first nine months of 2009 and during 2008, while short term advances and discount window borrowings were not utilized during either time period.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity and Capital Resources section below.

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $2.89 million in the third quarter of 2009, bringing the year to date 2009 consolidated loss to $8.35 million. The loss in the third quarter resulted primarily from a substantial provision to the Company’s allowance for loan losses and charges relating to ORE, while year to date losses resulted from increases in the provision for loan losses, write-down of ORE property, an industry-wide FDIC special assessment and a non-cash charge for goodwill impairment.

Net interest income for the third quarter declined slightly from the second quarter of 2009, which represented the highest level of the past several quarters. Noninterest income for the most recent quarter improved by 11.3% from the third quarter of 2008, and 17.4% year to date, with income from loan sales and servicing providing the largest portion of those increases. Noninterest income represented 35.6% of the Company’s net revenues for the first nine months of 2009, up from 32.9% for the same period of 2008.

Total noninterest expenses for the most recent quarter increased by 10.8% over the same quarter of 2008, and 28.6% year to date. Expenses for 2009 have been impacted by a number of special items. Year to date, noninterest expenses excluding the charge for goodwill impairment, costs of FDIC insurance including a second quarter special assessment, and expenses related to ORE property, were up by 4.4% over the first nine months of 2008. The Company’s provision for loan losses of $8.2 million in the third quarter of 2009 brought the year to date 2009 figure to $20.47 million, compared to $5.61 million for the first nine months of 2008.

Return on average assets for the third quarter of 2009 was -1.28%, compared to 0.20% for the third quarter of 2008. Return on average shareholders’ equity for the most recent quarter was -13.48%, compared to 2.14% one year earlier. The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2009			2008
in thousands of dollars, where appropriate	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Net interest income before provision	$7,860	$7,913	$7,562	$7,342	$7,538
Provision for loan losses	8,200	5,400	6,870	8,997	3,300
Noninterest income	4,081	4,713	4,083	2,538	3,667
Noninterest expense	8,443	8,699	12,021	7,291	7,623
Federal income tax provision	(1,812)	(711)	(2,547)	(2,392)	(114)
Net income (loss)	(2,890)	(762)	(4,699)	(4,016)	396
Earnings (loss) per common share	$(0.62)	$(0.20)	$(0.96)	$(0.79)	$0.08
Return on average assets (a)	-1.28%	-0.34%	-2.20%	-1.91%	0.20%
Return on average shareholders' equity (a)	-13.48%	-3.54%	-22.14%	-22.08%	2.14%
Net interest margin	3.77%	3.88%	3.84%	3.87%	4.16%

(a) annualized

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. Pre-tax, pre-provision income has declined by 1.7% in the first nine months of 2009 compared to the same period of 2008. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison. The table below shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three and nine month periods ending September 30, 2009 and 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2009	2008	Change	2009	2008	Change
Interest income	$10,775	$11,618	-7.3%	$32,811	$35,525	-7.6%
Interest expense	2,915	4,080	-28.6%	9,476	13,123	-27.8%
Net interest income	7,860	7,538	4.3%	23,335	22,402	4.2%
Noninterest income	4,081	3,667	11.3%	12,877	10,972	17.4%
Noninterest expense (1)	8,443	7,623	10.8%	25,694	22,672	13.3%
Pre-tax, pre-provision income	$3,498	$3,582	-2.3%	$10,518	$10,702	-1.7%
Pre-tax, pre-provision ROA	1.56%	1.79%	-0.23%	1.60%	1.79%	-0.19%

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income
Declining interest rates over the past two years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 7.3% in the third quarter of 2009 compared to 2008, and year to date was 7.6% below the first nine months of 2008. At the same time, interest expense decreased 28.6% for the third quarter of 2009 and 27.8% for the first nine months of 2009, resulting in an improvement in net interest income of 4.3% for the third quarter of 2009 and 4.2% year to date, when compared to the same periods of 2008.

The Company has experienced a tightening of net interest margin over the past several quarters, but the quarterly net interest margin has remained relatively stable over the last four quarters. A majority of that tightening is a result of increased liquidity on the balance sheets of the Banks. Net interest margin for the third quarter of 2009 was 3.77%, compared to 3.88% for the second quarter of 2009 and 3.84% for the first quarter of 2009. Year to date net interest margin of 3.83% is down from 4.10% for the same period of 2008.

Return to Cross Reference Table

Tax-equivalent yields on earning assets declined from 6.39% for the first nine months of 2008 to 5.31% for the same period of 2009, for a reduction of 108 basis points. The Company's average cost of funds decreased by 91 basis points, and tax equivalent spread declined from 3.64% for the first nine months of 2008 to 3.47% for the same period of 2009.

The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

dollars in thousands	2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/
Assets	Balance	(b)	Rate (c)	Balance	(b)	Rate (c)
Interest earning assets (a)
Federal funds & equivalents	$49,722	$92	0.25%	$5,188	$125	3.21%
Taxable investments	58,972	1,429	3.24%	47,110	1,653	4.69%
Tax exempt securities (b)	46,729	2,069	5.92%	49,247	2,162	5.86%
Taxable loans	695,099	30,177	5.80%	661,873	32,558	6.57%
Tax exempt loans (b)	2,677	146	7.30%	2,625	128	6.52%
Total int. earning assets (b)	853,199	33,913	5.31%	766,043	36,626	6.39%
Less allowance for loan losses	(21,311)			(12,564)
Other assets	46,842			45,228
Total Assets	$878,730			$798,707

Liabilities and Shareholders' Equity
NOW and savings deposits	335,625	1,335	0.53%	309,316	3,188	1.38%
CDs $100,000 and over	115,077	2,942	3.42%	119,032	3,809	4.27%
Other interest bearing deposits	191,500	3,769	2.63%	154,602	4,370	3.78%
Total int. bearing deposits	642,202	8,046	1.68%	582,950	11,367	2.60%
Short term borrowings	-	-	0.00%	5,351	95	2.37%
Other borrowings	45,836	1,430	4.17%	48,060	1,661	4.62%
Total int. bearing liabilities	688,038	9,476	1.84%	636,361	13,123	2.75%
Noninterest bearing deposits	102,955			83,461
Other liabilities	2,588			5,936
Shareholders' equity	85,149			72,948
Total Liabilities and
Shareholders' Equity	$878,730			$798,707
Net interest income (b)		24,437			23,503
Net spread (b)			3.47%			3.64%
Net yield on interest earning assets (b)			3.83%			4.10%
Tax equivalent adjustment on interest income		(1,102)			(1,101)
Net interest income per income statement		$23,335			$22,402
Ratio of interest earning assets to interest bearing liabilities			1.24			1.20

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate

The table below shows the effect of volume and rate changes on net interest income for the nine months ended September 30, 2009 and 2008, on a taxable equivalent basis.

Return to Cross Reference Table

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds & equivalents	$178	$(211)	$(33)	$18	$(48)	$(30)
Taxable investments	359	(583)	(224)	(231)	(78)	(309)
Tax exempt securities	(113)	20	(93)	614	(89)	525
Taxable loans	1,580	(3,961)	(2,381)	1,963	(4,621)	(2,658)
Tax exempt loans	3	15	18	(21)	(2)	(23)
Total interest income	$2,007	$(4,720)	$(2,713)	$2,343	$(4,838)	$(2,495)

Interest paid on:
Now and savings deposits	252	(2,105)	(1,853)	350	(2,173)	(1,823)
CDs $100,000 and over	(124)	(743)	(867)	37	(566)	(529)
Other interest bearing deposits	905	(1,506)	(601)	44	(839)	(795)
Short term borrowings	(95)	-	(95)	25	(90)	(65)
Other borrowings	(75)	(156)	(231)	165	(36)	129
Total interest expense	$863	$(4,510)	$(3,647)	$621	$(3,704)	$(3,083)
Net change in net interest income	$1,144	$(210)	$934	$1,722	$(1,134)	$588

Changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

Provision for Loan Losses
The Company’s provision for loan losses for the third quarter of 2009 was $8.2 million, bringing the year to date provision to $20.47 million. The provision provides for probable incurred losses inherent in the current portfolio. Ongoing stresses within the economy and their resulting impact on borrowers has resulted in further additions to the Company’s provision for loan losses. The increases over 2008 levels reflect declines in borrowers’ ability to repay loans, in large part due to pressures on cashflows and from declining collateral values.

Effective for the third quarter of 2009, the Company changed its valuation estimates for all impaired collateral-dependent construction and land development loans. Current valuation is based on estimated collateral values using appraised values or estimated cash flows from disposal of the collateral utilizing discount rates ranging from 15% to 24%, which are generally higher than those used in prior periods. This resulted in an increase to our provision for loan losses of $2.7 million in the third quarter of 2009.

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

Return to Cross Reference Table

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

Noninterest Income
Total noninterest income improved 11.3% in the third quarter of 2009 compared to the same quarter of 2008, and is up 17.4% for the first nine months of 2009 over the same period of 2008. The following table summarizes changes in noninterest income by category for the three and nine month periods ended September 30, 2009 and 2008.

	Current Quarter			Year to Date
In thousands of dollars	2009	2008	Change	2009	2008	Change
Service charges on deposit accounts	$694	$883	-21.4%	$2,076	$2,600	-20.2%
Wealth Management fee income	1,045	1,074	-2.7%	2,989	3,387	-11.8%
Gains (losses) on securities transactions	-	2	-100.0%	(13)	106	-112.3%
Income from loan sales and servicing	1,405	724	94.1%	5,161	2,140	141.2%
ATM, debit and credit card fee income	601	579	3.8%	1,699	1,699	0.0%
Income from bank-owned life insurance	125	124	0.8%	370	359	3.1%
Other income	211	281	-24.9%	595	681	-12.6%
Total noninterest income	$4,081	$3,667	11.3%	$12,877	$10,972	17.4%

Service charges on deposit accounts were down 21.4% in the third quarter of 2009 and 20.2% year to date compared to the same period a year earlier. This decline is in spite of the Company's 12.2% growth of noninterest bearing deposit account balances over the twelve months ended September 30, 2009. No significant changes to service charge structure were implemented in the first nine months of 2009, although improvements in the Banks’ reporting systems in the second half of 2008 have made balance information more readily available to clients by electronic means. This has allowed clients to watch their balances more closely, helping them to avoid overdraft and NSF fees if they so choose.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Banks’ offices. Wealth Management income was down 2.7% in the third quarter of 2009 compared to the third quarter of 2008, and is down 11.8% year to date compared to the first nine months of 2008. Although market values of assets managed by the Wealth Management Group have begun to recover in the past six months, the decline in Wealth Management income generally reflects a decline in market value of assets managed.

Income from loan sales and servicing was up 94.1% in the third quarter of 2009 compared to the same period of 2008, and through nine months of 2009 is $3.0 million above year to date 2008 levels. This significant improvement in income is a result of the recent rate-driven refinancing boom in residential mortgages, along with an increase in home purchase activity. The Company had a positive valuation adjustment to loan servicing rights of $149,000 in the third quarter of 2009 and $474,000 year to date. The loan servicing rights valuation adjustment is a reflection of

Return to Cross Reference Table

the increase in the fair value of certain sectors of the Company’s portfolio of loan servicing rights. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios. The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans.

Loans serviced consist primarily of residential mortgages sold on the secondary market. In addition, a small number of loans originated by USFC are typically sold on the secondary market, and gains on the sale of those loans contributed to the increased income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients and non-clients of the Banks. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2009	2008	2009	2008
Residential mortgage sales and servicing	$1,196	$579	$4,764	$1,684
USFC loan sales and servicing	209	145	397	456
Total income from loan sales and servicing	$1,405	$724	$5,161	$2,140

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was generally flat compared to prior periods.

Income from bank-owned life insurance (“BOLI”) increased 0.8% in the most recent quarter and 3.1% year to date compared to the same periods of 2008. The improvement reflects increases in interest crediting rates and some minor restructuring of BOLI holdings during the last half of 2008. Other fee income during the first nine months of 2009 consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income declined by 12.6% year to date from the first nine months of 2008, with a number of fee categories contributing to the decline. Among those are letter of credit fees, fees from official check sales, upcharge on customer checks, and business sweep account fees.

Noninterest Expense
The following table summarizes changes in the Company's year to date noninterest expense by category for the three and nine month periods ended September 30, 2009 and 2008.

Return to Cross Reference Table

	Current Quarter			Year to Date
In thousands of dollars	2009	2008	Change	2009	2008	Change
Salaries and employee benefits	$4,268	$3,962	7.7%	$13,635	$12,432	9.7%
Occupancy and equipment expense, net	1,323	1,257	5.3%	3,979	3,716	7.1%
External data processing	439	435	0.9%	1,277	1,311	-2.6%
Advertising and marketing	174	282	-38.3%	572	972	-41.2%
Attorney, accounting and other professional fees	354	239	48.1%	837	707	18.4%
Director fees	112	107	4.7%	336	322	4.3%
Expenses relating to ORE property	828	468	76.9%	1,496	544	175.0%
FDIC insurance premiums	332	84	295.2%	1,334	228	485.1%
Goodwill impairment	-	-	0.0%	3,469	-	100.0%
Other expenses	613	789	-22.3%	2,228	2,440	-8.7%
Total noninterest expense	$8,443	$7,623	10.8%	$29,163	$22,672	28.6%

The largest increases in noninterest expense during the first nine months of 2009 were in four areas. Those were compensation costs of generating income from loan sales and servicing, the charge for impairment of the Company’s goodwill during the first quarter, increases in FDIC insurance costs, and expenses relating to ORE property.

Salaries and benefits are the Company’s largest single area of expense, and those expenses increased by 9.7% in the first nine months of 2009 compared to the same period last year. A significant portion of the additional expense reflected increased commissions and processing expense related to record volumes of residential mortgage originations during the first nine months of 2009. In addition, for comparison purposes, most salary increases for 2008 were effective April 1, 2008, so their impact on the income statement was not apparent until the second quarter of 2008. The Company did not pay merit increases to its staff during the first nine months of 2009, and incentive compensation will not be paid at the anticipated depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its contributions to our co-workers’ 401(k) plans.

The year to date increase of 7.1% in occupancy and equipment expense over the same period in 2008 primarily reflects increases in maintenance and utility costs, along with an increase in building and premises lease expense. External data processing costs were up slightly for the third quarter and were down year to date compared to the first nine months of 2008. Advertising and marketing expenses for the first nine months of 2009 decreased by 41.2% compared to the same period last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 18.4% year to date compared to the first nine months of 2008, reflecting additional costs of doing business during difficult economic times. Substantially all of the increase represented attorney fees.

Expenses related to ORE property continued to make up an increasing portion of the Company’s expenses. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of certain of these properties resulted in losses of $720,000 during the third quarter of 2009, bringing year to date write-downs to $1.04 million. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Banks’ experience with increased foreclosures resulting from the weakened economy.

Return to Cross Reference Table

FDIC insurance costs increased by 295.2% in the third quarter of 2009 and 485.1% year to date over the same periods of 2008, as a result of increased premiums, a special assessment and the exhaustion of credits during 2008. The Banks incurred expenses of $405,400 in the second quarter of 2009 as a result of the industry-wide FDIC special assessment for that quarter.

As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 9 to the consolidated financial statements above.

Federal Income Tax
The Company's effective tax rate for the first nine months of 2009 was 37.8% compared with 21.8% for the same period in 2008. The effective tax rate for the first nine months of 2009 was a calculated benefit based upon a pre-tax loss. The effective rate was slightly higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offset the portion of the goodwill impairment that was not deductible for tax purposes. While the Company had a loss for both book and tax purposes for the first nine months of 2009, the Company had taxable income of $11.9 million from 2007 and 2008 that can be utilized in the event that the Company records a tax loss in 2009. The Company’s net deferred tax asset was $7.1 million at September 30, 2009. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, Management has determined that no valuation allowance was required at September 30, 2009.

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

The Company’s balances in federal funds sold and other short-term investments were $88.8 million at September 30, 2009, up from $55.4 million at June 30, 2009, and none at September 30, 2008. The increase has resulted from funding growth in excess of loan and investment growth, and reflects short-term investments held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher balances until portfolio loan volume improves and more attractive investment opportunities emerge.

The Banks also have the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during the first nine months of 2009 or 2008.

Return to Cross Reference Table

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the third quarter of 2009, the Banks procured no new advances and repaid $2.0 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding for the quarter. Year to date, the Banks have replaced maturing advances for a total of $10.5 million, and have repaid $18.4 million in maturing borrowings and scheduled payments. Total FHLBI advances have declined $7.9 million in the first nine months of 2009, as the Banks have replaced portions of that funding with deposit growth.

Regulatory Capital

The Company and the Banks were categorized as well-capitalized at September 30, 2009 and 2008, and December 31, 2008 under applicable regulations. The following table shows the Company's capital ratios and ratio calculations as of September 30, 2009 and 2008, and December 31, 2008.

	Regulatory Standards		United Bancorp, Inc.
Dollars in thousands	Adequate	Well	9/30/09	12/31/08	9/30/08
Tier 1 capital to average assets	4%	5%	8.9%	7.9%	8.7%
Tier 1 capital to risk weighted assets	4%	6%	11.8%	9.5%	10.1%
Total capital to risk weighted assets	8%	10%	13.1%	10.7%	11.4%

Total shareholders' equity			$81,965	$69,451	$72,766
Intangible assets (12/31/08 figure is net of deferred taxes)			-	(2,837)	(3,469)
Disallowed servicing assets			-	-	-
Unrealized (gain) loss on securities available for sale			(1,707)	(918)	214
Tier 1 capital			80,258	65,696	69,511
Allowable loan loss reserves			8,718	8,791	8,663
Tier 1 and 2 capital			$88,976	$74,487	$78,174

As a result of recent quarterly net losses, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009. The Board believes that it is in the Company’s best interest to preserve capital given the severe economic and financial market conditions in Michigan and the U.S. The Board of Directors will monitor capital growth, earnings and economic and financial conditions in order to determine future dividend payments. The Board of Directors may determine that it is prudent, or the Banks' regulators may require, that the capital of the Banks be maintained at levels higher than the minimum level ordinarily required to be categorized as "well-capitalized." Dividend payments on preferred stock issued under the CPP were paid as scheduled in 2009.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual

Return to Cross Reference Table

measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on page A-26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Item 6 – Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

Return to Cross Reference Table

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
October 30, 2009

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Return to Cross Reference Table

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
10.1
2009 Management Committee Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.2
2009 Stakeholder Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10-2. Incorporated here by reference.

10.3
United Bancorp, Inc. 2005 Stock Option Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.4
Form of 2005 Stock Option Plan Award Agreement. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.4. Incorporated here by reference.

10.5
United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.5. Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table