Form 10-K
period 2009-12-31
UNITED BANCORP INC /MI/
filed 2010-02-26
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑            Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File #0-16640

(Exact name of registrant as specified in its charter)

Michigan	38-2606280
(State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

205 E. Chicago Boulevard, Tecumseh, MI 49286
(Address of principal executive offices)

Registrant's telephone number, including area code: (517) 423-8373

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer     ☐                                                   Accelerated Filer               ☐
Non-Accelerated Filer      ☐ (do not check if a smaller reporting company)    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes            ☐            No            ☑
As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $28,468,000, based on a closing price of $6.10 as reported on the OTC Bulletin Board.

As of January 31, 2010, there were 5,066,384 outstanding shares of registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, plans and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook," or "strategy"; that an event or trend "may," "should," "will," or "is likely" to occur or "continue" or "is scheduled" or "on track" or that United Bancorp, Inc. or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," "projects," or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity is forward-looking. Accounting estimates, including among others, determination of the provision and allowance for loan losses, the carrying value of goodwill, mortgage servicing rights, deferred tax assets, and investment securities (including whether any impairment is temporary or other than temporary and the amount of any impairment) involves judgments that are inherently forward-looking. Our ability to fully comply with all of the provisions of our memoranda of understanding, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in market interest rates, changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; changes in value and credit quality of investment securities; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

PART I

ITEM 1	BUSINESS

United Bancorp, Inc. (the "Company") was incorporated on May 31, 1985 as a business corporation under the Michigan Business Corporation Act, pursuant to the authorization and direction of the Directors of United Bank & Trust ("UBT").

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company's business is concentrated in a single industry segment – commercial banking. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or such other activities that are closely related to the business of banking.

The Company was formed by Directors of UBT to acquire all of the capital stock of UBT, which it did on January 1, 1986. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust – Washtenaw ("UBTW") opened for business on April 2, 2001, and is headquartered in Ann Arbor. UBTW operates with its own local management and board of directors, and targets the Washtenaw County market for its growth. In 2003, UBT sold its three Washtenaw County offices to UBTW.

Currently, UBT delivers financial services through a system of eleven banking offices and one Trust office, and fifteen automated teller machines, located in Lenawee and Monroe Counties, Michigan. The business base of the area is primarily agricultural and light manufacturing, with its manufacturing sector exhibiting moderate dependence on the automotive industry.

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

UBT and UBTW (the "Banks") offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing.

The Banks maintain correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, and the purchase and sale of federal funds and other similar services. UBTW also maintains a correspondent banking relationship with UBT.

Return to Cross Reference Table

The following table shows comparative information concerning the Banks as of December 31, 2009, in thousands of dollars:

	Assets	Loans	Deposits
United Bank & Trust	$512,610	$332,996	$445,033
United Bank & Trust – Washtenaw	393,293	325,037	339,573

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

As previously announced, on January 15, 2010, the Company filed applications with its regulators for permission to consolidate and merge UBTW with and into UBT, with the consolidated bank operating under the charter of UBT. The proposed bank consolidation is subject to the receipt of all applicable federal and state regulatory approvals. It is anticipated that the proposed bank consolidation will be completed during the second quarter of 2010. Following the transaction, the consolidated bank will continue to operate the same banking offices in the same markets that UBT and UBTW currently operate.

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

Return to Cross Reference Table

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

Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation ("FDIC") may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice. UBT and UBTW are parties to understandings with the FDIC and OFIR, described in "Recent Developments" below, that they will not declare or pay any dividends without the prior consent of the FDIC and OFIR.

Additional information on restrictions on payment of dividends by the Company and the Banks may be found in this Item 1 under the heading "Recent Developments"  below, under Item 5 of this report, and under Note 15 on Page A-41 hereof, all of which information is incorporated here by reference.

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

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking

Return to Cross Reference Table

regulators have established five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Banks exceed the regulatory guidelines for an institution to be categorized as "well-capitalized.” Additional information on the capital requirements applicable to the Banks may be found in this Item 1 under the heading "Recent Developments," and is incorporated here by reference. Information in Note 18 on Page A-46 hereof provides additional information regarding the Company's and the Banks’ capital ratios, and is incorporated here by reference.

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

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Banks incurred expenses of $405,400 as a result of the special assessment in the second quarter of 2009.

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance

Return to Cross Reference Table
assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Company, and will be recognized as expense in the period for which the assessments are effective.

During 2009, the Banks paid $77,800 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for both banks.

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

Recent Developments

Memoranda of Understanding
On January 15, 2010, UBT entered into a Memorandum of Understanding ("MOU") with the FDIC and OFIR. The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend without the prior consent

Return to Cross Reference Table

of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the MOU. UBTW is also a party to a Memorandum of Understanding with the FDIC and OFIR, which documents an understanding that UBTW will have and maintain its Tier 1 capital ratio at a minimum of 8%. For additional information about the capital ratios of UBT and UBTW, see Note 18 on Page A-46 hereof, which information is incorporated here by reference.

Consolidation of Banks
As previously announced, on January 15, 2010, the Company filed applications with its regulators for permission to consolidate and merge UBTW with and into UBT, with the consolidated bank operating under the charter of UBT. The proposed bank consolidation is subject to the receipt of all applicable federal and state regulatory approvals. It is anticipated that the proposed bank consolidation will be completed during the second quarter of 2010. Following the transaction, the consolidated bank will continue to operate the same banking offices in the same markets that UBT and UBTW currently operate.

Accounting Standards
Information regarding accounting standards adopted by the Company are discussed beginning on Page A-29 hereof, and is incorporated here by reference.

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

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area. Against these competitors, the Banks continue to expand their client relationships.

Employees
On December 31, 2009, the Company and its subsidiaries employed 217 full-time and 31 part-time employees. This compares to 233 full-time and 41 part-time employees at December 31, 2008.

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

Return to Cross Reference Table

I	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL:

The information required by these sections are contained on Pages A-1 through A-12 hereof, and is incorporated here by reference.

II            INVESTMENT PORTFOLIO
(A)           Book Value of Investment Securities

The book value of securities as of December 31, 2009, 2008 and 2007 are as follows, in thousands of dollars:

In thousands of dollars	2009	2008	2007
U.S. Treasury and government agencies	$55,381	$41,684	$46,583
Obligations of states and political subdivisions	34,111	37,889	36,128
Corporate, asset backed and other debt securities	2,623	2,478	-
Equity securities	31	50	417
Total Investment Securities	$92,146	$82,101	$83,128

 (B)           Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's securities portfolio as of December 31, 2009. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable				Over 10
Available For Sale	0 - 1 Year	1 - 5 Years	5 - 10 Years	Years	Total
U.S. Treasury and government agencies (1)	$23,062	$9,177	$-	$-	$32,239
Weighted average yield	1.89%	3.13%	-	-	2.23%
U.S. Agency Mortgage Backed securities	-	23,142	-	-	$23,142
Weighted average yield	0.00%	4.37%	0.00%	0.00%	4.37%
Obligations of states and political subdivisions	$9,165	$16,379	$7,708	$859	$34,111
Weighted average yield	6.57%	5.68%	5.97%	6.89%	6.01%
Equity and other securities	$2,654	$-	$-	$-	$2,654
Weighted average yield	4.55%	-	-	-	4.55%
Total securities	$34,881	$48,698	$7,708	$859	$92,146
Weighted average yield	3.31%	4.57%	5.97%	6.89%	4.23%

(1)		Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

As of December 31, 2009, the Company's securities portfolio contains no concentrations by any single issuer of securities greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-6, in Note 3 on Page A-33 hereof and in the tables under “Credit Quality” on Pages A-8 through A-11, and is incorporated here by reference.

Return to Cross Reference Table

III           LOAN PORTFOLIO

(A)           Types of Loans

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer.

Thousands of dollars	2009	2008	2007	2006	2005
Personal	$110,702	$112,095	$98,075	$91,002	$81,571
Business and commercial mortgage	393,223	411,636	376,637	327,928	320,188
Tax exempt	3,005	2,533	2,709	2,841	3,133
Residential mortgage	86,417	90,343	86,023	85,636	67,246
Construction & development	56,706	80,412	81,086	94,356	85,974
Total portfolio loans	$650,053	$697,019	$644,530	$601,763	$558,112

Personal	17.0%	16.1%	15.2%	15.1%	14.6%
Business and commercial mortgage	60.5%	59.0%	58.4%	54.5%	57.4%
Tax exempt	0.5%	0.4%	0.4%	0.5%	0.6%
Residential mortgage	13.3%	13.0%	13.4%	14.2%	12.0%
Construction & development	8.7%	11.5%	12.6%	15.7%	15.4%
Total portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

(B)           Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2009, according to scheduled repayments of principal.

Thousands of dollars	0 - 1 Year	1 - 5 Years	After 5 Years	Total
Business loans - fixed rate	$33,769	$109,532	$16,571	$159,872
Business loans - variable rate	214,213	44,477	4	258,694
Tax exempt - fixed rate	124	794	2,087	3,005
Total	$248,106	$154,803	$18,662	$421,571
Total fixed rate	33,893	110,326	18,658	162,877
Total variable rate	214,213	44,477	4	258,694

(C)           Risk Elements

Non-Accrual, Past Due and Restructured Loans

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2009, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate	$2,191
Interest that was included in revenue	-
Net impact on interest revenue	$2,191

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-8, in Note 1 on Pages A-29 through A-33, Note 4 on Page A-35  and Note 5 on Page A-35 hereof, and is incorporated here by reference.

Return to Cross Reference Table

At December 31, 2009, the Banks had nine loans, other than those disclosed above, for a total of $5,855,000, which would cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Banks' "watch lists" and were classified as impaired; however, payments were current as of the date of this report.

(D)           Other Interest Bearing Assets

As of December 31, 2009, other than $2,774,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

IV            SUMMARY OF LOAN LOSS EXPERIENCE
(A)           Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2005 through 2009.

Thousands of dollars	2009	2008	2007	2006	2005
Balance at beginning of period	$18,312	$12,306	$7,849	$6,361	$5,766
Charge-offs:
Business and commercial mortgage (1)	8,257	7,298	3,521	447	516
Construction and land development	14,379
Residential mortgage	229	450	176	61	1
Personal	1,503	1,024	593	254	362
Total charge-offs	24,368	8,772	4,290	762	879
Recoveries:
Business and commercial mortgage (1)	185	98	61	13	58
Construction and land development	-
Residential mortgage	50	11	-	13	2
Personal	71	62	49	101	82
Total recoveries	306	171	110	127	142
Net charge-offs	24,062	8,601	4,180	635	737
Additions charged to operations	25,770	14,607	8,637	2,123	1,332
Balance at end of period	$20,020	$18,312	$12,306	$7,849	$6,361
Ratio of net charge-offs to average loans	3.47%	1.28%	0.66%	0.11%	0.14%
Allowance as % of total portfolio loans	3.08%	2.63%	1.91%	1.32%	1.14%
(1)	Includes construction and development loans for 2008 and prior

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other relevant factors. The provision charged to earnings was $25,770,000 in 2009, compared to $14,607,000 in 2008 and $8,637,000 in 2007.

 (B)           Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

Return to Cross Reference Table

Thousands of dollars	2009	2008	2007	2006	2005
Business and commercial mortgage (1)	$12,221	$16,148	$10,924	$6,911	$5,471
Construction and development loans	5,164
Residential mortgage	760	673	368	24	14
Personal	1,875	1,491	974	889	777
Unallocated	-	-	40	25	99
Total	$20,020	$18,312	$12,306	$7,849	$6,361
(1)	Includes construction and development loans for 2008 and prior

The allocation method used takes into account specific allocations for identified credits and an eight-quarter historical loss average in determining the allocation for the balance of the portfolio.

V            DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon, is included on Page A-13 and A-14 and maturities of time deposits is provided in Note 9 on Page A-38 hereof, and is incorporated here by reference. There were no foreign deposits. As of December 31, 2009, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below.

Thousands of dollars	As of
Time Certificates maturing:	12/31/09
Within three months	25,323
Over three through six months	19,127
Over six through twelve months	23,594
Over twelve months	39,898
Total	107,942

VI            RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-12 hereof, and are incorporated here by reference.

VII            SHORT-TERM BORROWINGS

All of the information that the Company is required to disclose under this section is contained in Note 10 on Page A-38 hereof, and is incorporated here by reference. The Company is not required to disclose any additional information, as for all reporting periods there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

Return to Cross Reference Table

ITEM 1A                      RISK FACTORS

Risks Related To The Company's Business

Difficult market conditions have adversely affected the financial services industry.

The capital and credit markets have been experiencing unprecedented volatility and disruption for an extended period of time. Dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and construction and development loans, and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and commercial borrowers and lack of confidence in the financial markets has adversely affected the Company's business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial institutions industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material, on its ability to access capital and on its business, results of operations and financial condition.

If the Company's allowance for possible loan losses is not sufficient to cover actual loan losses, the Company's earnings could decrease.

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's estimate of probable incurred losses within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; collateral values; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

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

Return to Cross Reference Table

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

As of December 31, 2009, approximately 69% of the Company's loan portfolio consisted of business and commercial mortgage and construction loans. Because the Company's loan portfolio contains a significant number of business and commercial mortgage and construction loans with relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's results of operations and financial condition.

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

Return to Cross Reference Table

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

The Company is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Company may need to raise additional capital to support its current level of assets or its continued growth. The Company's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company's control, and on its financial performance. The Company cannot assure that it will be able to raise additional capital in the future on terms acceptable to the Company. If the Company cannot raise additional capital when needed, its ability to maintain its current level of assets or to further expand its operations through organic growth and acquisitions could be materially limited. Additional information on the capital requirements applicable to the Bank may be found in Item 1 under the heading “Recent Developments,” and is incorporated here by reference.

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

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the limit on FDIC coverage has been increased to $250,000 through December 31, 2013. These developments have caused the premiums assessed to the Company by the FDIC to increase.

The Company is a participant in the FDIC Temporary Liquidity Guarantee Program. Participating in this program requires the payment of additional insurance premiums to the FDIC.

Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher

Return to Cross Reference Table

FDIC assessment rates than those currently projected could have an adverse impact on the Company's results of operations.

A failure to fully comply with our memoranda of understanding could subject us to regulatory actions.

UBT and UBTW are each a party to a Memorandum of Understanding, which documents an understanding among the Banks, the FDIC and OFIR. See "Recent Developments" in Item I of this report above. A failure by either Bank to fully comply with the understandings in its Memorandum of Understanding could result in the entry of a consent order or a cease and desist order, which would mandate further action by the Banks. Failure or inability to comply with such an order could result in enforcement actions by the FDIC or OFIR.

The economic conditions in the State of Michigan could have a material adverse effect on the Company's results of operations and financial condition.

The Company's success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the Lenawee, Monroe and Washtenaw Counties, Michigan. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's results of operations and financial condition. See the disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Background" on Page A-2.

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

Return to Cross Reference Table

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact the Company's results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating

Return to Cross Reference Table

future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon the Company's quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

Additionally, the Company's management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

If the Company is required to take a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

The Company's net deferred tax asset was $6.6 million at December 31, 2009. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company's expectation of a return to profitability in future years, Management has determined that no valuation allowance was required at December 31, 2009. If the Company is required in the future to take a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

The Company may continue to face increased or changing regulation under the Emergency Economic Stabilization Act of 2008 and its implementing regulations, which could adversely affect its results of operations.

The programs established or to be established under EESA and the TARP could have adverse effects upon the Company. The Company may continue to face increased or changing regulation under EESA and the TARP. Compliance with such regulation may increase the Company's costs, limit the Company's ability to pursue business opportunities and limit the Company's ability to attract and retain key executives, and could adversely affect the Company's results of operations.

The Company is subject to extensive government regulation and supervision that could limit or restrict its activities and adversely affect its profitability.

The Company and the Banks operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by federal and state regulators. Compliance with these regulations is costly and restricts certain of the Company's activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by its regulators, which require the Company to maintain specific levels of capital to support its assets.

The Company is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

Return to Cross Reference Table

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the Company’s cost of compliance could adversely affect its ability to operate profitably.

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

The Company depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Company may rely on information provided to it by its customers, including financial statements and other financial information. The Company may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. The Company's financial condition and results of operations could be negatively impacted to the extent that the Company extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

The Company may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company's financial condition and results of operations.

The Company and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. The Company's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause it to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Company's insurance coverage, they could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Return to Cross Reference Table

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

Under the TARP CPP, the Company is subject to restrictions on the payment of dividends to common shareholders and the repurchase of common stock. Until the earlier of January 16, 2012 and the date on which Treasury no longer holds any shares of the TARP CPP preferred stock, the Company may not, without Treasury's approval increase common dividends above $0.10 per share or repurchase any of its common shares (subject to limited exceptions). These restrictions may reduce or prevent payment of dividends to common shareholders that would otherwise be paid if the Company was not a participant in the TARP CPP and could have an adverse effect on the market price of the Company's common stock

Return to Cross Reference Table

In addition, the Company may not pay any dividends at all on its common stock unless the Company is current on its dividend payments on the TARP CPP preferred stock. If the Company fails to pay in full dividends on the TARP CPP preferred stock for six dividend periods, whether consecutive or not, the holder of the TARP CPP preferred stock would have the right to elect two directors to the Company's board of directors. This right would terminate only upon the Company paying dividends in full for four consecutive periods. This right could reduce the level of influence existing common shareholders have in the management policies of the Company.

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

The Company has suspended payment of dividends on its common stock in order to preserve capital. The Company's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Company's subsidiary banks to pay dividends to the Company is limited by their obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If the Company or its subsidiary banks do not satisfy these regulatory requirements, the Company would be unable to continue to pay dividends on its common stock. Additional information on restrictions on payment of dividends by the Company and the Banks may be found in Item 1 under the heading "Recent Developments," under Item 5 of this report, and under Note 15 on Page A-41 hereof, all of which information is incorporated here by reference.

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

Return to Cross Reference Table

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

Because of its capital requirements, the Company may find it necessary to sell common stock to raise capital under circumstances and at prices which result in extreme dilution.

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None

ITEM 2                      PROPERTIES

The executive offices of the Company are located at the main office (Hickman Financial Center) of United Bank & Trust, 205 East Chicago Boulevard, Tecumseh, Michigan. UBT owns and occupies the entire two-story building, which was built in 1980. UBT operates one other banking office in the Tecumseh area, two in the city of Adrian, one each in the cities of Hudson and Morenci, one in the village of Blissfield, and one each in Clinton, Rollin and Raisin Townships, all in Lenawee County. In addition, the bank operates one office in Dundee, Monroe County, Michigan. The Bank’s Trust & Investment Group occupies a leased facility in Tecumseh. The bank owns all of the buildings except for the Trust facility, and leases the land for one office in the city of Adrian. All offices offer ATM services, and all offices other than the Hickman Financial Center offer drive-up facilities. UBI owns and occupies a 12,000 square foot operations and training center in Tecumseh.

United Bank & Trust – Washtenaw operates one banking office in the City of Ann Arbor and one office each in the city of Saline, the villages of Dexter and Manchester, and Scio Township, Washtenaw County, Michigan. The bank owns the Saline and Dexter buildings, leases the buildings for the Manchester and Scio Township offices, and leases the land for the Dexter office. UBTW holds a long-term lease on the facilities for its administrative and banking offices

Return to Cross Reference Table

in Ann Arbor. All offices offer ATM services, and all offices other than Manchester offer drive-up facilities.

ITEM 3                      LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any material pending legal proceedings. They are involved in ordinary routine litigation incidental to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Company. Neither the Company nor it subsidiaries are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The following table shows the high and low bid prices of common stock of the Company for each quarter of 2009 and 2008 as quoted on the OTC Bulletin Board, under the symbol of "UBMI.” The prices listed below are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. They also do not include private transactions not involving brokers or dealers. The Company had 1,233 shareholders of record as of December 31, 2009.

	2009			2008
			Cash			Cash
	Market Price		Dividends	Market Price		Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$10.50	$5.50	$0.02	$22.00	$17.55	$0.20
2nd	7.00	5.60	-	20.00	14.00	0.20
3rd	6.90	4.74	-	14.98	9.20	0.20
4th	6.50	5.00	-	12.99	7.55	0.10

The board of directors of the Company suspended payment of cash dividends on its shares of common stock in the second quarter of 2009. The board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the United States.

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-41, which discussion is incorporated here by reference. In addition, under the CPP, the Company is subject to restrictions on the declaration and payment of dividends to common shareholders. These restrictions are discussed in Part I, Item 1 of this report and Note 15 on Page A-41, which discussion is incorporated here by reference. See also, the risk factor on Page 21 of this report entitled "The Company's participation in U.S. Treasury's TARP Capital Purchase Program

Return to Cross Reference Table

restricts the Company's ability to pay dividends to common shareholders, restricts the Company's ability to repurchase shares of common stock, and could have other negative effects," which is incorporated here by reference. Additional information on restrictions on payment of dividends by UBT may be found in Part I, Item 1 of this report under the heading "Recent Developments," which information is incorporated here by reference.

Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2009 is included under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders, and is incorporated here by reference.

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2005 through 2009. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report. Information is unaudited; in thousands, except per share data.

Thousands of dollars
FINANCIAL CONDITION	2009	2008	2007	2006	2005
Assets
Cash and demand balances in other banks	$10,047	$12,147	$17,996	$17,606	$20,416
Federal funds sold and equivalents	115,542	6,325	11,130	3,770	-
Securities available for sale	92,146	82,101	83,128	93,141	100,629
Net loans	638,012	683,695	637,994	593,914	551,751
Other assets	53,581	48,125	45,439	42,558	40,983
Total Assets	$909,328	$832,393	$795,687	$750,989	$713,779

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$99,893	$89,487	$77,878	$81,373	$88,404
Interest bearing certificates of deposit of $100,000 or more	107,942	132,139	122,266	102,492	68,062
Other interest bearing deposits	574,966	487,923	471,393	444,137	434,186
Total deposits	782,801	709,549	671,537	628,002	590,652
Short term borrowings	-	-	-	77	6,376
Other borrowings	42,098	50,036	44,611	40,945	42,228
Other liabilities	3,562	3,357	6,572	7,429	6,901
Total Liabilities	828,461	762,942	722,720	676,453	646,157
Shareholders' Equity	80,867	69,451	72,967	74,536	67,622
Total Liabilities and Shareholders' Equity	$909,328	$832,393	$795,687	$750,989	$713,779

Return to Cross Reference Table

RESULTS OF OPERATIONS	2009	2008	2007	2006	2005
Interest income	$43,766	$47,041	$51,634	$47,056	$38,649
Interest expense	12,251	17,297	21,873	17,802	12,286
Net Interest Income	31,515	29,744	29,761	29,254	26,363
Provision for loan losses	25,770	14,607	8,637	2,123	1,332
Noninterest income	16,899	13,510	13,652	12,175	11,669
Goodwill impairment	3,469
Other noninterest expense	33,647	29,963	27,559	26,914	25,195
Income (loss) before federal income tax	(14,472)	(1,316)	7,217	12,392	11,505
Federal income tax	(5,639)	(1,280)	1,635	3,420	3,181
Net income (loss)	$(8,833)	$(36)	$5,582	$8,972	$8,324

Basic earnings (loss) per share (1) (2)	$(1.93)	$(0.01)	$1.06	$1.69	$1.58
Diluted earnings (loss) per share (1) (2)	(1.93)	(0.01)	1.06	1.69	1.57
Cash dividends paid per common share (2)	0.02	0.70	0.79	0.73	0.68

(1)	Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
(2)	Adjusted to reflect stock dividends paid in 2007, 2006 and 2005.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-23 hereof, and is incorporated by reference here.

ITEM 7B	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data – The information required by this item is contained in Note 22 on Page A-50 hereof, and is incorporated by reference here.

Other information required by this item is contained on Pages A-25 through A-50 hereof, and is incorporated by reference here.

Return to Cross Reference Table

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm

Return to Cross Reference Table

pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c.)
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all co-workers, officers and directors of the Company and its subsidiaries. The Code is designed to deter wrongdoing and to promote:
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

The information required by this item, other than as set forth above, is contained under the heading "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2010 Proxy Statement and is incorporated here by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the headings "Compensation of Directors and Executive Officers – Equity Compensation Plan Information," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management," in the

Return to Cross Reference Table

Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings "Directors and Executive Officers," "Committees and Meetings of the Board of Directors," and "Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Banks" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders and in Note 14 on Page A-41 hereof and is incorporated here by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's definitive Proxy Statement in connection with its 2010 Annual Meeting of Shareholders and is incorporated here by reference.

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

Return to Cross Reference Table

UNITED BANCORP, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
and
Consolidated Financial Statements

Nature of Business

United Bancorp, Inc. (the "Company" or “United”) is a Michigan Bank Holding Company headquartered in Tecumseh, Michigan. The Company's subsidiary banks (the "Banks") have local Boards of Directors and are locally managed. The Banks offer a full range of financial services through a system of sixteen banking offices located in Lenawee, Monroe and Washtenaw Counties. While the Company's chief decision makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a Companywide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment.

Return to MD&A Table of Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust – Washtenaw ("UBTW").

Background

The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act. The Company has corporate power to engage in such activities as permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve. The Banks offer a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers.

United’s lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing. The Company’s Treasury Management Division provides cash management services including remote deposit capture, Image Positive Pay, lockbox services, business sweep accounts and credit card and merchant services.

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

The Company operates United Structured Finance ("USFC"). USFC is a finance company that offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides financing alternatives to clients of the Banks as well as non-bank clients.

Economic Trends

Unemployment for the State of Michigan at the end of December 2009 was 14.6%, and as a result, the State retains its position with the highest unemployment level among the fifty states. The U.S. average unemployment rate at the end of 2009 was 10.0%. The Lenawee County unemployment rate of 16.6% is above the State's average level, while the Washtenaw County unemployment rate of 8.0% results in its ranking of lowest in the State.

Automotive industry expert Polk reports that light vehicle sales for 2009 were 10.4 million, the lowest level in 27 years and 21.2% lower than in 2008. Polk predicts the light vehicle market will be 11.5 million units in 2010, according to its most recent U.S. light vehicle forecast.

Return to MD&A Table of Contents

The American Bankers Association commented in November, 2009 that although economic recovery may have technically begun, activity is not yet back to full health, and many headwinds and imbalances still exist that will likely dampen growth moving into the near to intermediate future. The private sector is continuing a process of deleveraging. Consumer credit outstanding has declined for eight consecutive months as households have reduced their debt relative to income. Therefore, the savings rate has increased significantly since its lows of recent past years, and this is causing reduced consumption. Fiscal and monetary policies have aimed at countering this effect through large public deficits, very expansionary monetary policy, and various other measures designed to spur consumption.

These difficult economic conditions are having a profound and direct negative impact on the businesses and residents of Michigan. The Company's loan demand (other than for residential mortgages) has contracted and loan quality has deteriorated. Decreases in loan quality have been primarily concentrated in the areas of construction and residential real estate development, but have expanded somewhat to include a broader base of the Banks’ loan portfolios in 2009.

Market Developments

Deposit Insurance
Substantially all of the deposits of the Banks are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Banks incurred expenses of $405,400 as a result of the special assessment in the second quarter of 2009.

On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 30, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The prepayment has been treated as a prepaid expense on the books of the Company, and will be recognized as expense in the period for which the assessments are effective.

TARP Capital Purchase Program
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. The EESA created the Troubled Asset Relief Program (TARP), under which the United States Department of the Treasury (Treasury) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

EESA also temporarily increased the amount of deposit insurance coverage available on customer deposit accounts from $100,000 per depositor to $250,000 per depositor until December 31, 2009. In May 2009, the Helping Families Save Their Homes Act was signed into

Return to MD&A Table of Contents

law, which extended the temporary deposit insurance increase of $250,000 per depositor through December 31, 2013.

In October 2008, the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Capital Purchase Program (CPP), the Treasury made $250 billion of the $700 billion authorized under TARP available to U.S. financial institutions through the purchase of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to agree to restrictions on future dividends and share repurchases during the period in which the preferred stock remained outstanding.

In January of 2009, the Company issued and sold $20.6 million in preferred stock to the United States Department of the Treasury under the TARP Capital Purchase Program. The Board believes that it is in the Company's best interest to preserve capital given the severe economic and financial market conditions in Michigan and the U.S. In its ongoing efforts to preserve capital, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009.

Other
The federal government has introduced a comprehensive Financial Stability Plan to address the key problems at the heart of the current crisis and get the U.S. economy back on track. A critical piece of that effort is Making Home Affordable (MHA), a plan to stabilize the U.S. housing market and help Americans reduce their monthly mortgage payments to more affordable levels. In the spirit of the MHA program, United has implemented a proprietary mortgage modification program that was designed to comply with changes in the Michigan statutes governing foreclosure by advertisement that went into effect in July of 2009. This program is available both to holders of residential real estate mortgages in the portfolio of the Banks and those sold on the secondary market but serviced by United.

Other Developments

Memorandum of Understanding
On January 15, 2010, UBT entered into a Memorandum of Understanding ("MOU") with the FDIC and OFIR. The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the MOU. UBTW is also a party to a Memorandum of Understanding with the FDIC and OFIR that documents an understanding that UBTW will have and maintain its Tier 1 capital ratio at a minimum of 8%. For additional information about the capital ratios of UBT and UBTW, see Note 18 on Page A-46 hereof, which information is incorporated here by reference.

Consolidation of Banks
As previously announced, on January 15, 2010, the Company filed applications with its regulators for permission to consolidate and merge UBTW with and into UBT, with the consolidated bank operating under the charter of UBT. The proposed bank consolidation is subject to the receipt of all applicable federal and state regulatory approvals. It is anticipated that

Return to MD&A Table of Contents

the proposed bank consolidation will be completed during the second quarter of 2010. Following the transaction, the consolidated bank will continue to operate the same banking offices in the same markets that UBT and UBTW currently operate.

Executive Summary

The ongoing economic downturn has taken its toll on the financial services industry, and United has seen a resulting impact to earnings and stock price. Economic issues continue to impact the credit quality of the Banks' loan portfolios, reflected in an increase in its allowance for loan losses and nonperforming loans. A significant contributor to the decline in loan quality is the decrease in collateral values and cashflows for the Banks’ personal and commercial borrowers. Foreclosures on residential real estate mortgages continue to increase, although the Banks sell most of their mortgage production without recourse on the secondary market.

The net loss for the year of $8.833 million for United Bancorp, Inc. reflects a deterioration from prior years, as difficult economic conditions increased the Company’s charge to its provision for loan losses. In addition, costs related to ORE property, increased FDIC insurance rates and a loss from goodwill impairment all served to significantly increase expenses for 2009. Loss per share of $1.93 was up from a loss of $0.01 per share for 2008. Return on average shareholders’ equity for 2009 was -10.47%, compared to -0.05% for 2008, and return on average assets for the year ended December 31, 2009 was -1.00%, compared to 0.00% for 2008.

There were positive components to the Company’s 2009 operating results. Net interest income improved by 6.0% from 2008 to 2009, and 2009 noninterest income improved by 25.1% over 2008. The Company's pre-tax, pre-provision ROA improved from 1.64% for 2008 to 1.67% for all of 2009. This calculation adjusts net income before tax by the amount of the Company's provision for loan losses and one-time goodwill impairment charge in 2009.

Gross portfolio loans declined by $47.0 million from the end of 2008, representing a drop of 6.7% for the year. Approximately half of that decline was the result of charge-offs within the Company’s loan portfolio during the year, and the remaining decline was a result of slowing economic conditions in the region. At the same time, the Company significantly increased its liquidity, with growth of investments and fed funds and equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher levels of liquidity until portfolio loan volume improves and more attractive investment opportunities emerge. Total assets grew by 9.2% in 2009 over 2008, as growth was funded by deposit growth of 10.3%, or $73.3 million, less a reduction in borrowings of $7.9 million.

Net interest income continues to exhibit strength, reaching record levels for 2009. While mortgage volumes were particularly strong in the first half of 2009, primarily as a result of refinancing during a period of low rates, the volume of refinancing activity has begun to subside. We do not anticipate that credit quality will improve significantly until the economy rebounds, and other noninterest income will remain under pressure as long as the economy is struggling. However, the Company’s business includes a diversity of sources of noninterest income that provided 34.9% of 2009 net revenue.

While current economic conditions present significant challenges, United has taken steps intended to protect its capital for the long-term benefit of its shareholders. The Company instituted cost containment and reduction measures during 2009. The Company did not pay merit increases to its staff in 2009, and incentive compensation was not paid at the depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its profit sharing and

Return to MD&A Table of Contents

employer matching contributions to our 401(k) plan. In the fourth quarter of 2009, the Company implemented a number of staff reductions, which along with attrition, should result in annualized savings in excess of $1.0 million in 2010. Reductions were also made in Director fees for 2010.

Financial Condition

Securities
Balances in the securities portfolio increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of 2009 and 2008.

At December 31,	2009		2008
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$32,239	35.0%	$19,712	24.0%
Mortgage backed agency securities	23,142	25.1%	21,972	26.8%
Obligations of states and political subdivisions	34,111	37.0%	37,889	46.1%
Corporate, asset backed and other securities	2,623	2.8%	2,478	3.0%
Equity securities	31	0.0%	50	0.1%
Total Investment Securities	$92,146	100.0%	$82,101	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 4.7% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 8.2% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.” The Banks' investment in local municipal issues also reflects their commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale.

The following chart summarizes net unrealized gains (losses) in each category of the portfolio at the end of 2009 and 2008.

In thousands of dollars	2009	2008	Change
U.S. Treasury and agency securities	$393	$641	$(248)
Mortgage backed agency securities	685	526	159
Obligations of states and political subdivisions	856	372	484
Corporate, asset backed and other securities	(5)	(155)	150
Equity securities	5	6	(1)
Total Investment Securities	$1,934	$1,390	$544

FHLB Stock
The Banks are members of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and collectively hold a $3.0 million investment in stock of the FHLBI. The investment is carried at

Return to MD&A Table of Contents
par value, as there is not an active market for FHLBI stock. The Federal Home Loan Banks continue to record accounting impairments on their private label mortgage-backed securities portfolios, which they hold as long-term investments, and account for them on an amortized cost basis. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the FHLB capital levels and the resulting value of FHLB stock.

The Company regularly reviews the credit quality of FHLBI stock for impairment. FHLBI stock has a rating of Aaa, and that rating was affirmed in May of 2009 by Moody’s. In spite of some accounting impairments on private-label MBS securities, FHLBI was profitable in the first nine months of 2009, and paid dividends for each quarter of the year. Based on these and other factors, the Company determined that no impairment of FHLBI stock was necessary.

Loans
As full service lenders, the Banks offer a variety of loan products in their markets. Loan balances declined by 6.7% in 2009, with the declines across all major categories of the portfolio. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances declined by 1.2% for the year.

Business loan balances were down 4.5% during 2009, following growth of 9.3% in 2008. The decline in loans to commercial enterprises reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. The Banks experienced significant volume in residential real estate mortgage financing during 2009, and this included the refinancing of some portfolio loans sold on the secondary market. This resulted in a decline in residential mortgage balances on the Banks' portfolios of 4.3%, compared to growth of 5.0% in 2008.

Outstanding balances of loans for construction and development declined by approximately $24 million during 2009. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of residential construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the balances of the various categories of loans of the Company, along with the percentage change of the portfolio by type as of the end 2009 and 2008.

In thousands of dollars	2009	% Change	2008	% Change
Personal	$110,702	-1.2%	$112,095	14.3%
Business, including commercial mortgages	392,495	-4.5%	410,911	9.2%
Tax exempt	3,005	18.6%	2,533	-6.5%
Residential mortgage	86,417	-4.3%	90,343	5.0%
Construction and development	56,706	-29.5%	80,412	-0.8%
Deferred loan fees and costs	728	0.4%	725	46.5%
Total loans	$650,053	-6.7%	$697,019	8.1%

Return to MD&A Table of Contents

Credit Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless it is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category at December 31 for each of the past two years.

	December 31,		Change
Nonperforming Assets, in thousands of dollars	2009	2008	$	%
Nonaccrual loans	$26,188	$19,328	$6,860	35.5%
Accruing loans past due 90 days or more	5,474	1,504	3,970	264.0%
Troubled debt restructurings	1,035	690	345	50.0%
Total nonperforming loans	32,697	21,522	11,175	51.9%
Other assets owned	2,803	3,459	(656)	-19.0%
Total nonperforming assets	$35,500	$24,981	$10,519	42.1%
Percent of nonperforming loans to total loans	5.03%	3.09%	1.94%
Percent of nonperforming assets to total assets	3.90%	3.00%	0.90%
Allowance coverage of nonperforming loans	61.2%	85.1%	-23.86%

Total nonaccrual loans have increased by $6.9 million since the end of 2008, while accruing loans past due 90 days or more have increased by $4.0 million. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the increase in delinquency reflects the difficult operating environment facing certain borrowers of the Company. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Troubled debt restructurings consist of five loans at December 31, 2009, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2009. All of the loans include rate modifications as well as forbearance. Total nonperforming loans as a percent of total portfolio loans moved from 3.09% at the end of 2008 to 5.03% at the end of 2009.

Holdings of other assets owned decreased by $656,000 since the end of 2008. Other real estate owned includes fifteen properties that were acquired through foreclosure or in lieu of foreclosure. The properties include fourteen commercial properties, five of which are the result of out-of-state loan participations, and one residential home. One commercial property is leased, and all are for sale. Also included in these totals are other assets owned of $29,000, consisting of motor vehicles, boats and one mobile home. These assets are also for sale.

The table below reflects the changes in other assets owned during 2009:

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,386	$72	$3,458
Additions	1,814	741	2,555
Sold	(1,274)	(345)	(1,619)
Write-downs	(1,152)	(439)	(1,591)
Balance at December 31	$2,774	$29	$2,803

Return to MD&A Table of Contents

Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses for the twelve months ended December 31, 2009, 2008 and 2007 follows:

In thousands of dollars	2009	2008	2007
Balance, January 1	$18,312	$12,306	$7,849
Loans charged off	(24,368)	(8,772)	(4,290)
Recoveries credited to allowance	306	171	110
Provision charged to operations	25,770	14,607	8,637
Balance, December 31	$20,020	$18,312	$12,306
Allowance as % of total loans	3.08%	2.63%	1.91%

A loan is classified as impaired when it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Banks’ loan portfolios, $36.2 million of impaired loans have been identified as of December 31, 2009, compared with $37.2 million as of December 31, 2008, and the specific allowance for impaired loans was $5.8 million at December 31, 2009, compared to $8.1 million at December 31, 2008. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with the loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of losses inherent in their loan portfolios. Management believes, in its judgment, that the allowance is at a level that is appropriate for the risks in the Company’s loan portfolio.

In 2009, the Company modified its method of estimating allocation of the allowance for loan losses for non-impaired loans. The Company has identified pools of loans on which to apply historical loss experience methodology. For each of these pools, the Company calculated a historical base rate and then attempted to bring the historical charge-off rate up to current conditions through various qualitative adjustments. Beginning in 2007, the historical period used was a three-year period. Effective with the first quarter of 2009, the Company slightly modified this approach by using a rolling twelve quarter historical approach.

The Interagency Policy Statement on the Allowance for Loan and Lease Losses issued in 2006 by Federal banking regulators indicates that “during periods of significant economic expansion or contraction, the relevance of data that are several years old may be limited.” Current economic conditions have resulted in significantly increasing charge-offs. Total net charge-offs as a percent of average loans for 2007 were 0.66%, increased to 1.28% in 2008, and were 3.47% in 2009. For these reasons, the Company began using a rolling eight-quarter historical base effective with the fourth quarter of 2009.

Another change was made in the fourth quarter of 2009 with regard to the number of pools used. Historically, the Company used three pools on which to apply historical loss experience methodology, those being business, residential mortgage and consumer loans. The Company’s construction and land development (“CLD”) portfolio has incurred significantly higher losses than the overall business portfolio, due to the more severe impact of the recession on the real estate development segment and the more pronounced drop in collateral value (i.e. raw land and residential real estate developments). It became apparent that the CLD loans were not representative of the overall business loan portfolio and should be analyzed separately. As a result, a fourth classification for allocation of the allowance for loan losses was implemented as of December 31, 2009.

Return to MD&A Table of Contents

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31, 2009 and 2008. The allocation method used takes into account specific allocations for identified credits and a historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

Allocation of the allowance for loan losses at December 31,	2009	2008
Business and commercial mortgage (1)	$12,221	$16,148
Construction and development loans	5,164	-
Residential mortgage	760	673
Personal	1,875	1,491
Total	$20,020	$18,312
(1)	Includes construction and development loans for 2008

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

CLD loans make up 8.7% of the Company’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company.

The following table shows trends of CLD loans, along with ratios relating to their relative credit quality.

	CLD Loans		All Other Loans		Total
Dollars in thousands	Balance	% of Total	Balance	% of Total	Loans
Balances at December 31, 2009	$56,706	8.7%	$593,347	91.3%	$650,053
Impaired loans	14,441	39.9%	21,719	60.1%	36,160
Specific allowance	2,097	36.3%	3,678	63.7%	5,775
YTD Net Charge-offs	14,379	59.8%	9,684	40.2%	24,063
Nonperforming loans (NPL)	14,138	43.2%	18,559	56.8%	32,697
NPL as % of loans	24.9%		3.1%		5.0%

While balances of CLD loans make up 8.7% of total portfolio loans, they represent 39.9% of the Company’s impaired loans and 59.8% of charge-offs in 2009. The currently impaired CLD loans, in addition to the specific allowance of $2.1 million, have been partially charged down by $13.4 million.

As can be seen in the following table, currently impaired loans represent 39.7% of the total CLD loans, and the Company has provided for loan losses on impaired CLD loans of 55.7% of the balance of such loans.

Return to MD&A Table of Contents

	CLD Loans		% of
Dollars in thousands	Total	Impaired	Total
Balances at December 31, 2009	$56,706	$14,441
Cumulative partial charge-offs	13,427	13,427
Loan balance before charge-offs	$70,133	$27,868	39.7%

Cumulative loss on impaired CLD loans is shown below.

Dollars in thousands	CLD
Cumulative partial charge-offs	$13,427
Specific allowance at December 31, 2009	2,097
Cumulative loss on impaired loans	$15,524
Percent of impaired loans	55.7%

Further information concerning credit quality is contained in Note 5 of the Notes to Consolidated Financial Statements, which information is incorporated here by reference.

Deposits

The following chart shows the percentage change in deposits by category for 2009 and 2008.

	2009 Change		2008 Change
In thousands of dollars	$000%		$000%
Noninterest bearing deposits	10,406	11.6%	11,609	14.9%
Interest bearing certificates of deposit of $100,000 or more	(24,197)	-18.3%	9,873	8.1%
Other interest bearing deposits	87,043	17.8%	16,530	3.5%
Total deposits	$73,252	10.3%	$38,012	5.7%

Total deposits grew $73.2 million in the twelve months ended December 31, 2009. Deposit growth was in noninterest bearing deposits (up 11.6%) and other interest bearing deposits (up 17.8%), while interest-bearing CDs of $100,000 or more declined by $24.2 million in 2009, or 18.3%.

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

Cash Equivalents and Borrowed Funds
The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Banks are also participants in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. The Banks also have the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding

Return to MD&A Table of Contents

sources. Federal funds were used during 2009 and 2008, while short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios
The Company experienced a consolidated net loss of $8.8 million for 2009. Growth of earning assets resulted in an increase in net interest income of 6.0% in 2009 compared to 2008 and followed a decline of 0.1% from 2007 to 2008. This increase occurred in spite of significant increases in the Company’s liquidity during the year, which had a negative impact on the Company’s net interest margin.

At the same time, noninterest income improved by 25.1% from 2008 compared to a decline of 1.0% from 2007 to 2008. By far, the biggest driver in that increase was income from loan sales and servicing, while most other categories of noninterest income were flat or down compared to 2008. Those items are discussed in more detail later in this discussion. Noninterest income represented 34.9% of the Company’s total revenues for 2009, compared to 31.2% for 2008. Noninterest expenses excluding goodwill impairment were up 12.3% over 2008, with those costs driven by increased FDIC insurance premiums, expenses relating to ORE property and costs incurred relative to exceptional levels of mortgage production during the year. The Company’s provision for loan losses was $25.8 million in 2009, up from $14.6 million in 2008, increasing by 76.4% following an increase of 69.1% in 2008 over 2007.

Return on average assets declined to -1.00%, down from 0.00% for 2008 and 0.72% for 2007. Return on average shareholders’ equity for 2009 was -10.47%, compared to -0.05% for 2008 and 7.44% for 2007. Book value per share of common stock also declined during the year. The following chart shows the trends of the major components of earnings for the five most recent quarters.

	2009				2008
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$8,180	$7,860	$7,913	$7,562	$7,342
Provision for loan losses	5,300	8,200	5,400	6,870	8,997
Noninterest income	4,022	4,081	4,713	4,083	2,538
Noninterest expense (1)	7,953	8,443	8,699	8,553	7,291
Federal income taxes	(569)	(1,812)	(711)	(2,547)	(2,392)
Net loss	$(482)	$(2,890)	$(762)	$(4,699)	$(4,016)
Basic and diluted earnings (loss) per share	$(0.15)	$(0.62)	$(0.20)	$(0.96)	$(0.79)
Return on average assets	-0.21%	-1.28%	-0.34%	-2.20%	-1.91%
Return on average shareholders' equity	-2.34%	-13.48%	-3.54%	-22.14%	-22.08%
Dividend payout ratio	0.0%	0.0%	0.0%	NA	NA
Tier 1 Leverage Ratio	8.6%	8.9%	9.4%	9.7%	7.9%

(1)	Excludes first quarter 2009 goodwill impairment charge

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets.

Return to MD&A Table of Contents

This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison. The table below shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the twelve month periods ended December 31, 2009, 2008 and 2007.

	Twelve Months Ended December 31,
In thousands of dollars	2009	2008	Change	2007	Change
Interest income	$43,766	$47,041	-7.0%	51,634	-8.9%
Interest expense	12,251	17,297	-29.2%	21,873	-20.9%
Net interest income	31,515	29,744	6.0%	29,761	-0.1%
Noninterest income	16,899	13,510	25.1%	13,652	-1.0%
Noninterest expense (1)	33,647	29,963	12.3%	27,559	8.7%
Pre-tax, pre-provision income	$14,767	$13,291	11.1%	$15,854	-16.2%
Pre-tax, pre-provision ROA	1.67%	1.64%	0.03%	2.04%	-0.40%

(1) Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income
Declining interest rates over the past three and a half years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 7.0% in 2009 compared to 2008, while interest expense decreased 29.2% for 2009, resulting in an improvement in net interest income of 6.0% for 2009 compared to 2008. Net interest margin for all of 2009 was 3.80%, compared to 4.04% for 2008. The decline in net interest margin resulted primarily from significantly increased liquidity on the balance sheets of the Banks.

Tax-equivalent yields on earning assets declined from 6.28% for 2008 to 5.25% for 2009, for a reduction of 103 basis points. The Company's average cost of funds decreased by 93 basis points, and tax equivalent spread declined from 3.59% for 2008 to 3.49% for all of 2009.

The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for 2009, 2008 and 2007.

	2009			2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Dollars in thousands	Balance	(b)	Rate	Balance	(b)	Rate	Balance	(b)	Rate
Assets
Interest earning assets (a)
Federal funds sold and equivalents	$61,027	$153	0.25%	$5,170	$128	2.47%	$6,211	$271	4.36%
Taxable securities	60,363	1,896	3.14%	46,366	2,164	4.67%	52,799	2,593	4.91%
Tax exempt securities (b)	33,594	1,989	5.92%	36,939	2,148	5.82%	36,561	2,145	5.87%
Taxable loans	690,299	40,238	5.83%	670,279	43,171	6.44%	630,887	47,168	7.48%
Tax exempt loans (b)	2,767	210	7.57%	2,606	172	6.58%	2,967	195	6.57%
Total interest earning assets (b)	848,049	$44,486	5.25%	761,360	$47,783	6.28%	729,425	$52,372	7.18%
Cash and due from banks	12,301			17,260			14,202
Premises and equipment, net	12,703			13,006			14,149
Intangible assets	855			3,469			3,469
Other assets	30,630			26,870			23,831
Unrealized (gain) loss on securities
available for sale	1,839			370			74
Allowance for loan losses	(22,666)			(13,035)			(7,907)
Total Assets	$883,711			$809,300			$777,243

Return to MD&A Table of Contents

	2009			2008			2007
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
	Balance	(b)	Rate	Balance	(b)	Rate	Balance	(b)	Rate
Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$340,509	$1,752	0.51%	$310,569	$4,069	1.31%	$288,925	$6,641	2.30%
CDs $100,000 and over	112,866	3,725	3.30%	122,905	5,139	4.18%	120,653	5,924	4.91%
Other interest bearing deposits	196,096	4,925	2.51%	157,122	5,756	3.66%	156,062	7,065	4.53%
Total interest bearing deposits	649,471	10,402	1.60%	590,596	14,964	2.53%	565,640	19,631	3.47%
Short term borrowings	-	-	0.00%	4,399	96	2.18%	3,757	175	4.67%
Long term borrowings	44,896	1,849	4.12%	48,833	2,238	4.58%	43,580	2,067	4.74%
Total interest bearing liabilities	694,367	12,251	1.76%	643,828	17,298	2.69%	612,977	21,873	3.57%
Noninterest bearing deposits	102,549			86,248			81,701
Other liabilities	2,462			5,639			7,523
Shareholders' equity	84,333			73,585			75,042
Total Liabilities and
Shareholders' Equity	$883,711			$809,300			$777,243
Net interest income (b)		$32,236			$30,485			$30,499
Net spread (b)			3.49%			3.59%			3.61%
Net yield on interest earning assets (b)			3.80%			4.04%			4.18%
Tax equivalent adjustment on interest income		721			741			738
Net interest income per income statement		$31,515			$29,744			$29,761

Ratio of interest earning assets to interest bearing liabilities			1.22			1.18			1.19

(a)			Non-accrual loans and overdrafts are included in the average balances of loans.
(b)			Fully tax-equivalent basis; 34% tax rate.

The following table demonstrates the effect of volume and interest rate changes on net interest income on a taxable equivalent basis for the past two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to: (a)			Increase (decrease) due to: (a)
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and equivalents	$234	$(209)	$25	$(40)	$(103)	$(143)
Taxable securities	551	(819)	(268)	(305)	(124)	(429)
Tax exempt securities (b)	(196)	37	(159)	22	(19)	3
Taxable loans	1,260	(4,193)	(2,933)	2,818	(6,815)	(3,997)
Tax exempt loans (b)	11	27	38	(24)	1	(23)
Total interest income	$1,860	$(5,157)	$(3,297)	$2,471	$(7,060)	$(4,589)

Interest expense on:
NOW and savings deposits	$360	$(2,677)	$(2,317)	$466	$(3,038)	$(2,572)
CDs $100,000 and over	(395)	(1,019)	(1,414)	109	(894)	(785)
Other interest bearing deposits	1,230	(2,061)	(831)	48	(1,357)	(1,309)
Short term borrowings	(48)	(48)	(96)	26	(106)	(80)
Long term borrowings	(173)	(216)	(389)	243	(72)	171
Total interest expense	$974	$(6,021)	$(5,047)	$892	$(5,467)	$(4,575)

Net change in net interest income	$886	$864	$1,751	$1,579	$(1,593)	$(14)

(a)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Fully tax-equivalent basis; 34% tax rate.

Return to MD&A Table of Contents

Provision for Loan Losses

The Company’s provision for loan losses for the fourth quarter of 2009 was $5.3 million, bringing the full year 2009 provision to $25.8 million. The provision provides for probable incurred losses inherent in the current portfolio. Ongoing stresses within the economy and their resulting impact on borrowers has resulted in further additions to the Company’s provision for loan losses. The increases over 2008 levels reflect declines in borrowers’ ability to repay loans, in large part due to pressures on cashflows and from declining collateral values.

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

Generally, lot sales by the developers/borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Banks have continued to closely monitor the impact of economic circumstances on their borrowers, and are working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income
Total noninterest income improved by 25.1% in 2009 over 2008, compared to a decrease of 1.0% in 2008 and an increase of 12.1% in 2007. The following table summarizes changes in noninterest income by category for 2009, 2008 and 2007, in thousands of dollars where appropriate.

In thousands of dollars	2009	2008	Change	2007	Change
Service charges on deposit accounts	$2,731	$3,381	-19.2%	$3,579	-5.5%
Wealth Management fee income	4,070	4,343	-6.3%	4,801	-9.5%
Gains (losses) on securities transactions	(24)	(18)	33.3%	9	-300.0%
Income from loan sales and servicing	6,689	2,187	205.9%	1,749	25.0%
ATM, debit and credit card fee income	2,174	2,257	-3.7%	2,118	6.6%
Income from bank-owned life insurance	493	486	1.4%	461	5.4%
Other income	766	874	-12.4%	935	-6.5%
Total Noninterest Income	$16,899	$13,510	25.1%	$13,652	-1.0%

Service charges on deposit accounts were down 19.2% in 2009 compared to a decrease of 5.5% in 2008 over 2007. This continuing decline is in spite of the Company's 11.6% growth of noninterest bearing deposit account balances over the twelve months ended December 31, 2009. No significant changes to service charge structure were implemented in 2009, although improvements in the Banks’ reporting systems in the second half of 2008 have made balance information more readily available to clients by electronic means. This has allowed clients to watch their balances more closely, helping them to avoid overdraft and NSF fees if they so choose.

Return to MD&A Table of Contents

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Banks’ offices. Wealth Management income was down 6.3% in 2009 compared to 2008. Although market values of assets managed by the Wealth Management Group have begun to recover in the past year, the decline in Wealth Management income generally reflects a decline in the average market value of assets managed in 2009 compared to 2008.

Income from loan sales and servicing increased 205.9% in 2009 compared to 2008. This significant improvement in income is a result of the recent rate-driven refinancing boom in residential mortgages, along with an increase in home purchase activity. The Company had a positive valuation adjustment to loan servicing rights of $520,000 in 2009, reversing all of the valuation adjustment taken in 2008. The loan servicing rights valuation adjustment is a reflection of the change in the fair value of certain sectors of the Company’s portfolio of loan servicing rights. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios.

The Company maintains a portfolio of sold loans that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market. In addition, a small number of loans originated by USFC are typically sold on the secondary market, and gains on the sale of those loans contributed to the increased income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients and non-clients of the Banks. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC:

In thousands of dollars	2009	2008	Change
Residential mortgage sales and servicing	$6,009	$1,684	256.8%
USFC loan sales and servicing	680	503	35.2%
Total income from loan sales and servicing	$6,689	$2,187	205.9%

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks receive ongoing fee income from credit card referrals and operation of its credit card merchant business.

Income from bank-owned life insurance (“BOLI”) increased 1.4% in 2009 compared to 2008, following growth of 5.4% in 2008 compared to 2007. The larger increase in 2008 reflects increases in interest crediting rates and some minor restructuring of BOLI holdings during the last half of 2008. Other fee income during 2009 consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees.

Noninterest Expense
The following table summarizes changes in the Company's noninterest expense by category for 2009 , 2008 and 2007.

Return to MD&A Table of Contents

In thousands of dollars	2009	2008	Change	2007	Change
Salaries and employee benefits	$17,904	$16,333	9.6%	$14,862	9.9%
Occupancy and equipment expense, net	5,255	4,874	7.8%	4,724	3.2%
External data processing	1,590	1,755	-9.4%	1,605	9.3%
Advertising and marketing	605	1,191	-49.2%	1,193	-0.2%
Attorney, accounting and other professional fees	1,183	1,020	16.0%	1,070	-4.7%
Director fees	404	397	1.8%	413	-3.9%
Expenses relating to ORE property	1,797	639	181.2%	169	278.1%
FDIC Insurance premiums	1,954	408	378.9%	221	84.6%
Goodwill impairment	3,469	-	100.0%	-	0.0%
Other expenses	2,955	3,346	-11.7%	3,302	1.3%
Total Noninterest Expense	$37,116	$29,963	23.9%	$27,559	8.7%

The largest increases in noninterest expense during 2009 were in four areas. Those were compensation costs of generating income from loan sales and servicing, the charge for impairment of the Company’s goodwill during the first quarter, increases in FDIC insurance costs, and expenses relating to ORE property.

Salaries and benefits are the Company’s largest single area of expense, and compensation expenses increased by 9.6% in 2009 compared to 2008. A significant portion of the additional expense reflects increased commissions and processing expense related to record volumes of residential mortgage originations during 2009. In addition, for comparison purposes, most salary increases for 2008 were effective April 1, 2008, so their impact on the income statement was not apparent until the second quarter of 2008. The Company did not pay merit increases to its staff during 2009, and incentive compensation was not paid given the depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to our 401(k) plan. In the fourth quarter of 2009, the Company implemented a number of staff reductions, which along with attrition, should result in annualized savings in excess of $1.0 million in 2010.

An increase of 7.8% in occupancy and equipment expense in 2009 over 2008 primarily reflects increases in maintenance and utility costs, along with an increase in building and premises lease expense. External data processing costs were down year to date compared to 2008, primarily as a result of a change of vendors in 2009 for credit card merchant processing. Advertising and marketing expenses for 2009 decreased by 49.2% compared to last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 16.0% in 2009 compared to 2008, reflecting additional costs of doing business during difficult economic times. A significant portion of the increase represented attorney fees.

Expenses related to ORE property continued to make up a larger portion of the Company’s expenses. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of certain of these properties resulted in losses of $1.2 million for 2009, compared to $0.4 million in 2008. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Banks’ experience with increased foreclosures resulting from the weakened economy.

FDIC insurance costs increased by 378.9% in 2009 over 2008, as a result of increased premiums, a special assessment and the exhaustion of credits during 2008. The Banks incurred expenses of $405,400 in the second quarter of 2009 as a result of the industry-wide FDIC special assessment for that quarter. In addition, as a result of increased FDIC assessment rates, the Banks have

Return to MD&A Table of Contents

experienced higher FDIC premium costs. Management anticipates continued increases in FDIC insurance costs during 2010 as a result of increased premiums resulting from higher base charges and an increase in average deposit balances.

As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 8 to the consolidated financial statements, which information is incorporated here by reference.

Other expenses were down 11.7% in 2009 compared to 2008, with those expenses including shareholder and compliance expense, among others.

Federal Income Tax
The Company's effective tax rate for 2009 was 39.0% compared with 97.3% for the same period in 2008 and 22.7% for 2007. The effective tax rates for 2009 and 2008 were a calculated benefit based upon a pre-tax loss. The 2009 effective rate was slightly higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offset the portion of the goodwill impairment that was not deductible for tax purposes. While the Company had a loss for both book and tax purposes for 2009, the Company had taxable income of $11.7 million from 2007 and 2008 that can be utilized for the Company’s tax loss in 2009. The Company’s net deferred tax asset was $6.6 million at December 31, 2009. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at December 31, 2009.

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Dollars in thousands	2009	2008	2007
Income (loss) before tax	$(14,472)	$(1,316)	$7,217
Federal income tax	(5,639)	(1,280)	1,635
Effective federal tax rate	39.0%	97.3%	22.7%

Liquidity, Funds Management and Market Risk

Liquidity
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

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $115.5 million at December 31, 2009, up from $6.3 million at December 31, 2008. The increase has resulted from funding growth in excess of loan and investment growth, and reflects short-term investments held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher balances until portfolio loan volume improves and more attractive investment opportunities emerge.

Return to MD&A Table of Contents

The Banks also have the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2009 or 2008.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During 2009, the Banks procured $10.5 million in new advances and repaid $18.4 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding for the year. Total FHLBI advances have declined $7.9 million in 2009, as the Banks have replaced portions of that funding with deposit growth. Information concerning available lines is contained in Note 10 of the Notes to Consolidated Financial Statements.

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

Interest rate risk is the exposure of the Company’s financial condition to adverse movements in interest rates. It results from differences in the maturities or timing of interest adjustments of the Company’s assets, liabilities and off-balance-sheet instruments; from changes in the slope of the yield curve; from imperfect correlations in the adjustment of interest rates earned and paid on different financial instruments with otherwise similar repricing characteristics; and from interest rate related options embedded in the Company’s products such as prepayment and early withdrawal options.

A number of measures are used to monitor and manage interest rate risk, including interest sensitivity and income simulation analyses. An interest sensitivity model is the primary tool used to assess this risk, with supplemental information supplied by an income simulation model. The simulation model is used to estimate the effect that specific interest rate changes would have on twelve months of pretax net interest income assuming an immediate and sustained up or down parallel change in interest rates of 300 basis points. Key assumptions in the models include prepayment speeds on mortgage related assets; cash flows and maturities of financial instruments; changes in market conditions, loan volumes and pricing; and management’s determination of core deposit sensitivity. These assumptions are inherently uncertain and, as a result, the models cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions.

The Funds Management Committee is also responsible for evaluating and anticipating various risks other than interest rate risk. Those risks include prepayment risk, pricing for credit risk and liquidity risk. The Committee is made up of senior members of management, and continually

Return to MD&A Table of Contents

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

We conducted multiple simulations as of December 31, 2009, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2009. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

	Change in
Dollars in thousands	Net Interest Income
Interest Rate Scenario	Amount	Percent
Interest rates down 200 basis points	(2,476)	-9.0%
Interest rates down 100 basis points	(1,176)	-4.3%
No change in interest rates	-	0.0%
Interest rates up 100 basis points	1,402	5.1%
Interest rates up 200 basis points	2,687	9.7%
Interest rates up 300 basis points	3,841	13.9%

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

Capital Resources

The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “UBMI.” As was the case with much of the financial services industry, the stock of the Company continued to experience significant price declines during 2009. It had been the policy of the Company to pay 30% to 45% of net earnings as cash dividends to shareholders. In its ongoing efforts to preserve capital, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009. Book value per share of the Company’s common stock declined from $13.75 at December 31, 2008 to $11.98 at the end of 2009.

In January of 2009, through its participation in the TARP CPP, United sold to Treasury 20,600 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which pays cumulative dividends at a rate of 5% for the first five years and 9% thereafter. United also issued to Treasury a 10-year Warrant to purchase 311,492 shares of United common stock at an exercise price of $9.92 per share. United will have the right to redeem the preferred stock at any time after three

Return to MD&A Table of Contents

years. Terms of the preferred stock and warrants are set by Treasury and are standardized for most institutions participating in the CPP.

Current capital ratios for the Company and the Banks are shown in Note 18 of the Notes to Consolidated Financial Statements. At December 31, 2009, the Company’s level of Tier 1 capital as a percentage of its total assets was 8.6% and its level of qualifying total capital as a percentage of risk-weighted assets was 13.2%.

On January 15, 2010, UBT entered into the MOU with the FDIC and OFIR. The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the MOU. UBTW is also a party to a Memorandum of Understanding with the FDIC and OFIR that documents an understanding that UBTW will have and maintain its Tier 1 capital ratio at a minimum of 8%. For additional information about the capital ratios of UBT and UBTW, see Note 18 on Page A-46 hereof, which information is incorporated here by reference.

Management and the Board of UBT are evaluating alternatives to reach and maintain the prescribed capital levels. The proposed consolidation of the banks is expected to improve the capital ratios of the resulting bank. Other alternatives are also being explored to increase capital levels at UBT within the prescribed timeline. The Board has not determined whether it will be able to meet the timeline prescribed by the MOU for reaching a 9% tier 1 capital ratio. Achievement of this ratio could be impacted positively or negatively as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2009, in thousands of dollars:

	Payments due by period
Contractual Obligations	Less than			More than
Thousands of dollars	1 year	1-3 years	3-5 years	5 years	Total
Long term debt (FHLB advances)	$11,776	$8,582	$19,819	$1,921	$42,098
Operating lease arrangements	1,073	2,169	2,153	3,034	8,429
Total	$12,849	$10,751	$21,972	$4,955	$50,527

Critical Accounting Policies

Generally accepted accounting principles are complex and require Management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-29 to A50 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

Return to MD&A Table of Contents

Allowance for Credit Losses
The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of incurred losses, including volatility of default probabilities, credit rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral value for collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of client performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a client’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or client-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Loan Servicing Rights
Loan servicing rights (“LSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for LSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of LSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the LSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Return to MD&A Table of Contents

Goodwill and Other Intangibles
The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by ASC 350. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Deteriorating economic conditions in the United States have significantly impacted the banking industry in the past two years. The resulting impact on the Company’s financial results was reflected in a substantial decline in stock price below book value. As of March 31, 2009, management performed the first phase of an impairment evaluation used to identify potential impairment of goodwill carried by the Company’s subsidiary banks (the "Banks"). That Phase I impairment evaluation determined that the carrying value of the Company’s goodwill exceeded its fair value.

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

Return to MD&A Table of Contents

Report of Independent Registered Public Accounting Firm

United Bancorp, Inc. and Subsidiaries

Audit Committee, Board of Directors and Shareholders
United Bancorp, Inc.
Tecumseh, MI

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in 2009. Our 2009 audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
February 25, 2010

Return to MD&A Table of Contents

Consolidated Balance Sheets
United Bancorp, Inc. and Subsidiaries

In thousands of dollars	December 31,
Assets	2009	2008
Cash and demand balances in other banks	$10,047	$12,147
Interest bearing balances with banks	115,247	6,325
Federal funds sold	295	-
Total cash and cash equivalents	125,589	18,472

Securities available for sale	92,146	82,101
FHLB Stock	2,992	2,992
Loans held for sale	7,979	4,988

Portfolio loans	650,053	697,019
Less allowance for loan losses	20,020	18,312
Net portfolio loans	630,033	678,707

Premises and equipment, net	12,332	13,205
Goodwill	-	3,469
Bank-owned life insurance	12,939	12,447
Accrued interest receivable and other assets	25,318	16,012
Total Assets	$909,328	$832,393

Liabilities
Deposits
Noninterest bearing deposits	$99,893	$89,487
Interest bearing certificates of deposit of $100,000 or more	107,942	132,139
Other interest bearing deposits	574,966	487,923
Total deposits	782,801	709,549

FHLB advances payable	42,098	50,036
Accrued interest payable and other liabilities	3,562	3,357
Total Liabilities	828,461	762,942

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2009, no shares outstanding in 2008	20,158	-
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,066,384 and 5,052,573 shares issued and outstanding	68,122	67,340
Retained earnings (accumulated deficit)	(8,689)	1,193
Accumulated other comprehensive income, net of tax	1,276	918
Total Shareholders' Equity	80,867	69,451
Total Liabilities and Shareholders' Equity	$909,328	$832,393

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Consolidated Statements of Operations
United Bancorp, Inc. and Subsidiaries	For the years ended
	December 31,
In thousands of dollars, except per share data	2009	2008	2007
Interest Income
Interest and fees on loans	$40,379	$43,288	$47,301
Interest on securities
Taxable	1,896	2,164	2,593
Tax exempt	1,338	1,461	1,469
Interest on federal funds sold and balances with banks	153	128	271
Total interest income	43,766	47,041	51,634

Interest Expense
Interest on deposits	10,402	14,964	19,631
Interest on fed funds and other short term borrowings	-	96	175
Interest on FHLB advances	1,849	2,237	2,067
Total interest expense	12,251	17,297	21,873
Net Interest Income	31,515	29,744	29,761
Provision for loan losses	25,770	14,607	8,637
Net Interest Income After Provision for Loan Losses	5,745	15,137	21,124

Noninterest Income
Service charges on deposit accounts	2,731	3,381	3,579
Wealth Management fee income	4,070	4,343	4,801
Gains (losses) on securities transactions	(24)	(18)	9
Income from loan sales and servicing	6,689	2,187	1,749
ATM, debit and credit card fee income	2,174	2,257	2,118
Income from bank-owned life insurance	493	486	461
Other income	766	874	935
Total noninterest income	16,899	13,510	13,652

Noninterest Expense
Salaries and employee benefits	17,904	16,333	14,862
Occupancy and equipment expense, net	5,255	4,874	4,724
External data processing	1,590	1,755	1,605
Advertising and marketing	605	1,191	1,193
Attorney, accounting and other professional fees	1,183	1,020	1,070
Director fees	404	397	413
Expenses relating to ORE property	1,797	639	169
FDIC Insurance premiums	1,954	408	221
Goodwill impairment	3,469	-	-
Other expenses	2,955	3,346	3,302
Total noninterest expense	37,116	29,963	27,559
Income (Loss) Before Federal Income Tax	(14,472)	(1,316)	7,217
Federal income tax	(5,639)	(1,280)	1,635
Net Income (Loss)	$(8,833)	$(36)	$5,582

Basic and diluted earnings (loss) per share	$(1.93)	$(0.01)	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Consolidated Statements of Cash Flows
United Bancorp, Inc. and Subsidiaries	For the years ended
	December 31,
In thousands of dollars	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(8,833)	$(36)	$5,582

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	2,121	1,679	1,390
Provision for loan losses	25,770	14,607	8,637
Gain on sale of loans	(5,891)	(2,229)	(1,248)
Proceeds from sales of loans originated for sale	309,558	120,027	70,931
Loans originated for sale	(306,658)	(117,016)	(69,681)
Losses (gains) on securities transactions	24	18	(9)
Change in deferred income taxes	(2,672)	(2,036)	(1,290)
Stock option expense	150	137	205
Increase in cash surrender value on bank owned life insurance	(493)	(486)	(461)
Change in investment in limited partnership	(135)	(116)	(36)
Goodwill impairment	3,469	-	-
Change in accrued interest receivable and other assets	(5,410)	1,607	588
Change in accrued interest payable and other liabilities	441	(2,969)	(779)
Total adjustments	20,274	13,223	8,247
Net cash from operating activities	11,441	13,187	13,829

Cash Flows from Investing Activities
Securities available for sale
Purchases	(43,373)	(46,896)	(13,980)
Sales	-	214	-
Maturities and calls	26,789	44,526	19,495
Principal payments	6,629	3,840	4,898
Net change in portfolio loans	21,090	(63,334)	(54,829)
Premises and equipment expenditures	(514)	(1,386)	(1,226)
Net cash from investing activities	10,621	(63,036)	(45,642)

Cash Flows from Financing Activities
Net change in deposits	73,252	38,012	43,535
Net change in short term borrowings	-	-	(77)
Principal payments on other borrowings	(18,438)	(8,575)	(21,364)
Proceeds from other borrowings	10,500	14,000	25,030
Proceeds from issuance of preferred stock and warrants	20,600	-	-
Purchase of common stock	-	(831)	(3,873)
Proceeds from other common stock transactions	98	133	425
Cash dividends paid on common and preferred	(957)	(3,544)	(4,113)
Net cash from financing activities	85,055	39,195	39,563
Net Change in Cash and Cash Equivalents	107,117	(10,654)	7,750
Cash and cash equivalents at beginning of year	18,472	29,126	21,376
Cash and Cash Equivalents at End of Year	$125,589	$18,472	$29,126

Supplemental Disclosures:
Interest paid	$12,707	$19,060	$20,677
Income tax paid	-	2,163	3,271
Loans transferred to other real estate	1,814	2,244	2,110

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Consolidated Statements of Changes in Shareholders' Equity
United Bancorp, Inc. and Subsidiaries
For the years ended December 31, 2009, 2008, 2007
In thousands of dollars, except per share data	Preferred Stock	Common Stock (1)	Retained Earnings (Accumulated Deficit)	AOCI (2)	Total
Balance, December 31, 2006	$-	$71,075	$3,393	$68	$74,536
Net income, 2007			5,582		5,582
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized gains and related taxes				225	225
Total comprehensive income					5,807
Cash dividends declared, $0.79 per share			(4,113)		(4,113)
Common stock transactions		423			423
Purchase of common stock		(3,873)			(3,873)
Tax effect of options exercised		20			20
Director and management deferred stock plans	-	215	(48)	-	167
Balance, December 31, 2007	$-	$67,860	$4,814	$293	$72,967
Net loss, 2008			(36)		(36)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				625	625
Total comprehensive income					589
Cash dividends declared, $0.70 per share			(3,544)		(3,544)
Common stock transactions		137			137
Purchase of common stock		(831)			(831)
Director and management deferred stock plans	-	174	(41)	-	133
Balance, December 31, 2008	$-	$67,340	$1,193	$918	$69,451
Net loss, 2009			(8,833)		(8,833)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				358	358
Total comprehensive income (loss)					(8,475)
Preferred stock issued	20,067				20,067
Warrants issued		533			533
Accretion of discount on preferred stock	91		(91)		-
Cash dividends paid on preferred shares			(855)		(855)
Cash dividends paid on common shares, $0.02 per share			(102)		(102)
Common stock transactions		150			150
Director and management deferred stock plans	-	99	(1)	-	98
Balance, December 31, 2009	$20,158	$68,122	$(8,689)	$1,276	$80,867

(1)		Includes Paid In Capital
(2)		Accumulated Other Comprehensive Income (Loss), Net of Tax

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Notes to Consolidated Financial Statements
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiaries, United Bank & Trust and United Bank & Trust – Washtenaw, after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, trust and investment activities.

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

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant. The Company’s past loan loss experience is

Return to MD&A Table of Contents

determined by evaluating the average charge-offs over the most recent eight quarters.  Prior to the fourth quarter of 2009, the Company used a rolling twelve quarter historical approach. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Other Real Estate Owned
Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2009 and 2008, other real estate owned totaled $2,774,000 and $3,386,000, and is included in other assets on the consolidated balance sheets.

Goodwill
Goodwill is tested annually for impairment, or more frequently if events indicate that the asset might be impaired. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. The Company has no goodwill on its balance sheet at December 31, 2009.

Return to MD&A Table of Contents

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

Income Tax
The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets. The Company has no uncertain tax positions as defined by The Tax Position Topic of the FASB Accounting Standards Codification (“FASB ASC”) Topic 740-10-05

Earnings Per Share
Amounts reported as earnings per share are based on income available to common shareholders divided by weighted average shares outstanding. Income available to common shareholders is calculated by subtracting dividends on preferred stock and the accretion of discount on preferred stock from net income. Weighted average shares outstanding include the weighted average number of common shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans. In 2007, the company paid a 100% stock dividend. Earnings per share, dividends per share, and weighted average shares have been restated to reflect the stock dividend.

Stock Based Compensation
At December 31, 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company’s disclosure regarding this plan is in accordance with the fair value recognition provisions of FASB ASC Topic 718-10.

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

Return to MD&A Table of Contents

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

Recently Issued Accounting Standards
FASB ASC Topic 860-10, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB ASC 810-10 (“SFAS 167”) In June 2009, FASB issued FASB ASC Topic 860-10 and FASB ASC 810-10, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both FASB ASC Topic 860-10 and FASB ASC Topic 810-10 were effective January 1, 2010 for companies reporting earnings on a calendar-year basis.

On January 21, 2010, the Board of Governors of the Federal Reserve System issued final risk-based capital rules related to the adoption of these accounting standards by financial institutions. FAS 166 and FAS 167 make substantive changes to how banking organizations account for many items, including securitized assets, that had been previously excluded from their balance sheets. Banking organizations affected by FAS 166 and FAS 167 generally will be subject to higher risk-based regulatory capital requirements intended to better align risk-based capital requirements with the actual risks of certain exposures.

United is evaluating the impact that adoption of these standards will have on the Company’s consolidated financial statements. We will take into account in our internal capital planning processes the impact of these standards and will assess whether additional capital may be necessary to support the risks associated with off-balance-sheet vehicles affected by the new accounting standards.

Current Economic Conditions
The current protracted economic decline continues to present financial institutions with circumstances and challenges that in many cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

At December 31, 2009, the Company held $2.6 million in commercial real estate and $299.2 million in loans collateralized by commercial and development real estate. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

At December 31, 2009, the Company held $99,000 in agricultural production loans and $1.6 million in agricultural real estate loans. These totals do not represent a significant portion of the Company’s loan portfolio.

Return to MD&A Table of Contents

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Banks are subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. The amount of reserve and clearing balances required at December 31, 2009 were $355,000. These reserve balances vary depending on the level of client deposits in the Banks.

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash equivalents consisted primarily of fed funds sold.

The financial institution holding the Company’s cash accounts is participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all non-interest bearing transactions are fully guaranteed by the FDIC for the entire amount in the account.

Effective October 3, 2008, the FDIC insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s cash accounts did not exceed federally insured limits. At December 31, 2009, the Company had cash balances of $115,678,000 at the FRB and FHLB that did not have FDIC insurance coverage.

NOTE 3 - SECURITIES

Balances of securities by category are shown below, as of December 31, 2009 and 2008:

In thousands of dollars	Securities Available for Sale
2009	Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$31,846	$412	$(19)	$32,239
Mortgage backed agency securities	22,457	713	(28)	23,142
Obligations of states and political subdivisions	33,255	997	(141)	34,111
Corporate, asset backed and other debt securities	2,628	-	(5)	2,623
Equity securities	26	5	-	31
Total	$90,212	$2,127	$(193)	$92,146

2008
U.S. Treasury and agency securities	$19,071	$641	$-	$19,712
Mortgage backed agency securities	21,446	540	(14)	21,972
Obligations of states and political subdivisions	37,517	630	(258)	37,889
Corporate, asset backed and other debt securities	2,633	-	(155)	2,478
Equity securities	44	6	-	50
Total	$80,711	$1,817	$(427)	$82,101

Return to MD&A Table of Contents

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2009
U.S. Treasury and agency securities	$10,105	$(19)	$-	$-	$10,105	$(19)
Mortgage backed agency securities	5,123	(28)	-	-	5,123	(28)
Obligations of states and political subdivisions	1,156	(41)	2,089	(100)	3,245	(141)
Corporate, asset backed and other debt securities	-	-	2,496	(5)	2,496	(5)
Equity securities	-	-	-	-	-	-
Total	$16,384	$(88)	$4,585	$(105)	$20,969	$(193)

2008
Mortgage backed agency securities	$-	$-	$1,984	$(14)	$1,984	$(14)
Obligations of states and political subdivisions	4,177	(115)	2,964	(143)	7,141	(258)
Corporate, asset backed and other debt securities	2,346	(155)	-	-	2,346	(155)
Total	$6,523	$(270)	$4,948	$(157)	$11,471	$(427)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and losses of $24,000 and $123,000 were recognized during 2009 and 2008, respectively. Loss from other than temporary impairment for 2009 and 2008 consisted of write-down of one equity security that was deemed to be impaired.

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

In thousands of dollars	2009	2008	2007
Sales proceeds	$-	$214	$-
Gross gains on sales	-	15	-
Gross gains on calls	-	90	9
Loss from other than temporary impairment	(24)	(123)	-

Return to MD&A Table of Contents

The fair value of securities available for sale by contractual maturity as of December 31, 2009 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the shortest category.

In thousands of dollars	Fair Value
Due in one year or less	$34,727
Due after one year through five years	48,695
Due after five years through ten years	7,708
Due after ten years	985
Equity securities	31
Total securities	$92,146

Securities carried at $8,122,000 and $8,780,000 as of December 31, 2009 and 2008 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31, and the percentage change in balances from the prior year. All loans are domestic and contain no concentrations by industry or client.

In thousands of dollars	2009	% Change	2008	% Change
Personal	$110,702	-1.2%	$112,095	14.3%
Business, including commercial mortgages	392,495	-4.5%	410,911	9.2%
Tax exempt	3,005	18.6%	2,533	-6.5%
Residential mortgage	86,417	-4.3%	90,343	5.0%
Construction and development	56,706	-29.5%	80,412	-0.8%
Deferred loan fees and costs	728	0.4%	725	46.5%
Total loans	$650,053	-6.7%	$697,019	8.1%

Accruing loans delinquent ninety days or more totaled $5,474,000 and $1,504,000 at December 31, 2009 and 2008. Non-accruing loans at December 31, 2009 and 2008 were $26,188,000 and $19,328,000.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

In thousands of dollars	2009	2008	2007
Balance, January 1	$18,312	$12,306	$7,849
Loans charged off	(24,368)	(8,772)	(4,290)
Recoveries credited to allowance	306	171	110
Provision charged to operations	25,770	14,607	8,637
Balance, December 31	$20,020	$18,312	$12,306

Information regarding impaired loans for the years ended December 31 follows:

Return to MD&A Table of Contents

In thousands of dollars	2009	2008	2007
Average investment in impaired loans	$40,295	$27,342	$17,031
Interest income recognized on impaired loans	936	794	545
Interest income recognized on a cash basis	936	794	545

Balance of impaired loans at December 31	$36,160	$37,206	$24,692
Portion for which no allowance for loan losses is allocated	7,029	4,160	1,121
Portion for which an allowance for loan losses is allocated	29,131	33,046	23,571
Portion of allowance for loan losses allocated to impaired loans	5,775	8,126	6,055

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $522,462,000 and $326,659,000 at December 31, 2009 and 2008. The balance of loans serviced for others related to servicing rights that have been capitalized was $521,076,000 and $324,643,000 at December 31, 2009 and 2008.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

	2009			2008
		Residential			Residential
In thousands of dollars	Commercial	Mortgage	Total	Commercial	Mortgage	Total
Balance, January 1	$86	$1,686	$1,772	$29	$1,694	$1,723
Amount capitalized	108	2,211	2,319	85	780	865
Amount amortized	(16)	(819)	(835)	(23)	(272)	(295)
Valuation allowance (increase) decrease	4	516	520	(5)	(516)	(521)
Balance, December 31	$182	$3,593	$3,775	$86	$1,686	$1,772

Activity in the valuation allowance for 2009 and 2008 was as follows:

	2009			2008
In thousands of dollars	Commercial	Residential Mortgage	Total	Commercial	Residential Mortgage	Total
Balance, January 1	$5	$516	$521	$-	$-	$-
Additions	-	-	-	5	516	521
Deductions	4	516	520	-	-	-
Balance, December 31	$1	$0	$1	$5	$516	$521

The fair value of servicing rights as follows at December 31:

	2009		2008
		Residential		Residential
In thousands of dollars	Commercial	Mortgage	Commercial	Mortgage
Fair value, January 1	$86	$1,686	$29	$2,705
Fair value, December 31	$195	$4,340	$86	$1,686

Return to MD&A Table of Contents

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,387,000 in 2009, $1,371,000 in 2008 and $1,281,000 in 2007. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars	2009	2008
Land	$1,863	$1,863
Buildings and improvements	14,783	14,630
Furniture and equipment	14,687	14,368
Total cost	31,333	30,861
Less accumulated depreciation	(19,001)	(17,656)
Premises and equipment, net	$12,332	$13,205

The company has several noncancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $1.1 million, $988,000 and $885,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2010	$1,073
2011	1,082
2012	1,087
2013	1,101
2014	1,052
Thereafter	3,034
Total Minimum Lease Payments	$8,429

NOTE 8 - GOODWILL

Deteriorating economic conditions in the United States have significantly impacted the banking industry in the past two years. The resulting impact on the Company’s financial results was reflected in a substantial decline in stock price below book value. As of March 31, 2009, management performed the first phase of an impairment evaluation used to identify potential impairment of goodwill carried by the Company’s subsidiary banks (the "Banks"). That Phase I impairment evaluation determined that the carrying value of the Company’s goodwill exceeded its fair value.

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

Return to MD&A Table of Contents

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2009	2008
Within one year	$211,353	$175,655
Between one and two years	36,947	54,616
Between two and three years	19,923	21,113
Between three and four years	15,828	6,480
Between four and five years	6,420	6,968
Total time deposits	$290,471	$264,832
Interest bearing time deposits in denominations of $100,000 or more	$107,942	$132,139

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $7.9 million from correspondent banks to purchase federal funds on a daily basis. There were no fed funds purchased outstanding at December 31, 2009 and 2008.

The Banks may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. There were no balances outstanding at any time during 2009 or 2008.

NOTE 11 - OTHER BORROWINGS

The Banks carried fixed rate, non-callable advances from the Federal Home Loan Bank of Indianapolis totaling $42.1 million and $50.0 million at December 31, 2009 and 2008. As of December 31, 2009, the rates on the advances ranged from 2.74% to 5.36% with a weighted average rate of 3.90%. Amounts advanced totaling $2.0 million are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate one year after the date of the advance, and advances totaling $8.0 million are subject to an option for the FHLB to convert the entire advance to a periodic adjustable rate two years after the date of the advance. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at the Company’s option, at par without a penalty fee.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. Additional coverage is provided by Other Real Estate Related (“ORER”) and Community Financial Institution (“CFI”) collateral. The unpaid principal balance of the loans pledged as collateral required is between 155% and 250%, depending on the type of collateral and was $145.8 million at year-end 2009. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalties.

Return to MD&A Table of Contents

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars	2009
Within one year	$11,777
Between one and two years	6,286
Between two and three years	2,296
Between three and four years	10,306
Between four and five years	9,513
More than five years	1,920
Total	$42,098

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

	2009		2008
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$1,486	$10,285	$9,247	$8,046
Unused lines of credit	95,891	5,361	102,621	10,853
Standby letters of credit	7,380	-	11,266	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2009, the rates for amounts in the fixed rate category ranged from 4.25% to 8.50%.

In December 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2009 and 2008, the total recorded investment including the obligation to make additional future investments were $1,134,000 and $1,235,000 and was included in other assets. As of December 31, 2009 and 2008, the obligation of UBT to the limited partnership were $890,000 and $1,126,000, which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

Return to MD&A Table of Contents

NOTE 13 - FEDERAL INCOME TAX

Income tax expense consists of the following for the years ended December 31:

In thousands of dollars	2009	2008	2007
Current	$(2,967)	$756	$2,925
Deferred	(2,672)	(2,036)	(1,290)
Total income tax expense	$(5,639)	$(1,280)	$1,635

The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2009	2008
Deferred tax assets:
Allowance for loan losses	$6,807	$6,226
Deferred compensation	750	559
Low income housing and Alternative Minimum Tax credit	1,231	-
Other	1,256	407
Total deferred tax assets	$10,044	$7,192

Deferred tax liabilities:
Property and equipment	$(484)	$(555)
Mortgage servicing rights	(1,284)	(603)
Unrealized appreciation on securities available for sale	(657)	(473)
Other	(1,051)	(1,480)
Total deferred tax liabilities	$(3,476)	$(3,111)
Net deferred tax asset	$6,568	$4,081

The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. While the Company had a loss for both book and tax purposes for 2009, the Company had taxable income of $11.7 million from 2007 and 2008 that can be utilized for the Company’s tax loss in 2009. The Company’s net deferred tax asset was $6.6 million at December 31, 2009. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at December 31, 2009 or 2008. Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2009	2008	2007
Income taxes at statutory rate of 34%	$(4,920)	$(447)	$2,454
Non-taxable income, net of nondeductible interest expense	(476)	(490)	(487)
Income on non-taxable bank owned life insurance	(168)	(165)	(157)
Affordable housing credit	(188)	(188)	(188)
Goodwill write-off	150	-	-
Other	(37)	10	13
Total federal income tax	$(5,639)	$(1,280)	$1,635

Return to MD&A Table of Contents

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners, are clients of the Banks. Loans to these parties did not, in the opinion of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2008 was $12,786,000. That balance was adjusted to exclude Directors and Officers that were not with the Company at the end of 2009. During 2009, new and newly reportable loans to such related parties amounted to $2,373,000 and repayments amounted to $3,114,000, resulting in a balance at December 31, 2009 of $12,029,000. Related party deposits totaled $9,284,000 and $7,607,000 at December 31, 2009 and 2008.

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Banks can transfer to the Company in the form of cash dividends and loans. Under the Memorandums of Understanding described in Note 18, as of January 15, 2010, neither United Bank & Trust nor United Bank & Trust – Washtenaw may declare or pay any dividends without prior approval of regulators. It is not the intent of Management to pay dividends in amounts that would reduce the capital of the Banks to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $16,500 for 2009, and $15,500 for 2008 and 2007. The Banks offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. In July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to the plan. The expense for the plan for 2009, 2008 and 2007 was $238,000, $556,000 and $486,000.

The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution. Prior to 2008, those shares were issued specifically for that purpose. Beginning in 2008, shares available to employees within the plan are purchased on the open market. On that basis, 4,136 shares in 2007 of United Bancorp, Inc. common stock were issued to the 401(k) plan for the benefit of plan participants who so elected Company stock for their match.

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

Return to MD&A Table of Contents

receive payouts in whole or in part in the form of common stock on terms substantially similar to those of the Director Plan.

Stock Options
In 2004, Shareholders approved the Company's 2005 Stock Option Plan (the "2005 Plan"), which became effective January 1, 2005. The plan is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the plan, directors and management of the Company and subsidiaries are given the right to purchase stock of the Company at the market price at the time the options are granted. The 2005 Plan replaced the 1999 Stock Option Plan ("the 1999 Plan"), under which no more options are to be granted. The 2005 Stock Option Plan expired effective January 1, 2010, and no additional options may be granted under the plan.

The stock subject to the options is shares of authorized and unissued common stock of the Company. As defined in the 2005 Plan, options representing no more than 385,875 shares (adjusted for stock dividends declared) are to be made available to the plan. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, or three years after retirement.

The following table summarizes option activity for the 1999 Plan and the 2005 Plan during 2009:

	Options	Weighted Avg.
In thousands of dollars	Outstanding	Exercise Price
Balance, January 1, 2009	353,861	$24.93
Options granted	100,000	7.20
Options exercised	-	-
Options forfeited	(18,300)	22.19
Balance, December 31	435,561	$20.98
Options exercisable at year-end	281,525	$25.92
Weighted average fair value of options granted during the year		$1.66

The following table provides information regarding stock options under the 2005 Plan at December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	435,561	6.23	Years	$20.98	281,525	$25.92

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007
Dividend yield	1.00%	4.02%	3.26%
Expected life	5 years	5 years	5 years
Expected volatility	25.67%	17.55%	11.61%
Risk-free interest rate	1.98%	2.76%	4.68%

The Company has recorded approximately $150,000, $137,000 and $205,000 in compensation expense related to vested stock options less estimated forfeitures for the periods ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, unrecognized compensation

Return to MD&A Table of Contents

expense related to the stock options totaled $164,000, and is expected to be recognized over three years.

At December 31, 2009, the total options outstanding had no aggregate intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for 2009 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2009. No stock options were exercised during 2009 or 2008. The intrinsic value of options exercised in 2007 was $59,000.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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
Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

Available-for-sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government agency securities, mortgage backed securities, obligations of states and municipalities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather, relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Return to MD&A Table of Contents

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2009 and 2008:

In thousands of dollars		Fair Value Measurements Using
December 31, 2009	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$32,239	$-	$32,239	$-
Mortgage backed agency securities	23,142	-	23,142	-
Obligations of states and political subdivisions	34,111	-	34,111	-
Corporate, asset backed and other debt securities	2,623	-	2,623	-
Equity securities	31	-	31	-
Total available for sale securities	$92,146	$-	$92,146	$-

December 31, 2008
Available for sale securities:
U.S. Treasury and agency securities	$19,712	$-	$19,712	$-
Mortgage backed agency securities	21,972	-	21,972	-
Obligations of states and political subdivisions	37,889	-	37,889	-
Corporate, asset backed and other debt securities	2,478	-	2,478	-
Equity securities	50	-	50	-
Total available for sale securities	$82,101	$-	$82,101	$-

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

Impaired Loans (Collateral Dependent)

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

During the three and twelve months ended December 31, 2009 and 2008, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the fourth quarter of 2009 resulted in a balance for these loans, net of specific allowance, of $23.3 million. Year to date changes resulted in a balance, net of specific allowance, of $26.9 million at December 31, 2009.

Changes during the fourth quarter of 2008 resulted in a balance for these loans, net of specific allowance, of $16.5 million. Full year 2008 changes resulted in a balance, net of specific allowance, of $17.3 million at December 31, 2008. This valuation was considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

Return to MD&A Table of Contents

Prior to the third quarter of 2009, for construction and development loans, the Company used the loan’s effective interest rate to discount future cash flows to determine fair value, except for situations when the Company determined that foreclosure was probable. In those cases, the Company used appraised values and the discount rates contained in the appraisals.

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

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

As of December 31,	2009		2008
	Carrying		Carrying
In thousands of dollars	Value	Fair Value	Value	Fair Value
Financial Assets
Cash and cash equivalents	$125,589	$125,589	$18,472	$18,472
Securities available for sale	92,146	92,146	82,101	82,101
FHLB Stock	2,992	2,992	2,992	2,992
Loans held for sale	7,979	7,979	4,988	4,988
Net portfolio loans	630,033	632,831	678,707	683,346
Accrued interest receivable	3,349	3,349	3,492	3,492

Financial Liabilities
Total deposits	$(782,801)	$(787,443)	$(709,549)	$(715,331)
FHLB advances	(42,098)	(43,167)	(50,036)	(51,776)
Accrued interest payable	(930)	(930)	(1,379)	(1,379)

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

Return to MD&A Table of Contents

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

NOTE 18 - REGULATORY CAPITAL REQUIREMENTS

The Company and Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and Banks to maintain minimum ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. The Company and the Banks were categorized as well-capitalized at year end 2009 and 2008 under applicable regulations.

On January 15, 2010, UBT entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation, that, among other things, (i) UBT will not declare or pay any dividend without the prior consent of the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the MOU. UBTW is also a party to a Memorandum of Understanding with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation that documents an understanding that UBTW will have and maintain its Tier 1 capital ratio at a minimum of 8% and will not declare or pay any dividend without the approval of its regulators.

The following table shows the Company's and the Banks' capital ratios and the Company's amounts compared to regulatory requirements at year-end 2009 and 2008.

Return to MD&A Table of Contents

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)
As of December 31, 2009	$000%		$000%		$000%
Tier 1 Capital to Average Assets
United Bancorp, Inc. (consolidated)	$78,076	8.6%	$36,108	4.0%	N/A	N/A
United Bank & Trust	37,590	7.3%	20,495	4.0%	25,618	5.0%
United Bank & Trust – Washtenaw	33,506	8.7%	15,487	4.0%	19,358	5.0%

Tier 1 Capital to Risk Weighted Assets
United Bancorp, Inc. (consolidated)	78,076	11.9%	26,219	4.0%	N/A	N/A
United Bank & Trust	37,590	11.2%	13,376	4.0%	20,064	6.0%
United Bank & Trust – Washtenaw	33,506	10.6%	12,694	4.0%	19,041	6.0%

Total Capital to Risk Weighted Assets
United Bancorp, Inc. (consolidated)	86,416	13.2%	52,438	8.0%	N/A	N/A
United Bank & Trust	41,872	12.5%	26,752	8.0%	33,440	10.0%
United Bank & Trust – Washtenaw	37,517	11.8%	25,388	8.0%	31,735	10.0%

As of December 31, 2008
Tier 1 Capital to Average Assets
United Bancorp, Inc. (consolidated)	$65,696	7.9%	$33,470	4.0%	N/A	N/A
United Bank & Trust	33,497	6.7%	19,967	4.0%	24,959	5.0%
United Bank & Trust – Washtenaw	29,156	8.6%	13,667	4.0%	17,083	5.0%

Tier 1 Capital to Risk Weighted Assets
United Bancorp, Inc. (consolidated)	65,696	9.5%	27,744	4.0%	N/A	N/A
United Bank & Trust	33,497	8.9%	15,076	4.0%	22,614	6.0%
United Bank & Trust – Washtenaw	29,256	9.2%	12,668	4.0%	19,003	6.0%

Total Capital to Risk Weighted Assets
United Bancorp, Inc. (consolidated)	74,487	10.7%	55,488	8.0%	N/A	N/A
United Bank & Trust	38,295	10.2%	30,152	8.0%	37,690	10.0%
United Bank & Trust – Washtenaw	33,149	10.5%	25,337	8.0%	31,671	10.0%

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
 Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The Memorandum of Understanding described above in Note 18 subjects UBT and UBTW to higher requirements.

NOTE 19 - EARNINGS PER SHARE
A reconciliation of basic and diluted earnings per share follows:

In thousands of dollars, except share data		2009	2008	2007
Net income (loss)		$(8,833)	$(36)	$5,582
Less:	Accretion of discount on preferred stock	(91)	-	-
Dividends on preferred stock		(987)	-	-
Income available to common shareholders		$(9,911)	$(36)	$5,582

Basic earnings (loss) per share:
Weighted average common shares outstanding		5,059,669	5,061,544	5,190,868
Weighted average contingently issuable shares		67,244	59,830	59,743
Total weighted average shares outstanding		5,126,913	5,121,374	5,250,611
Basic earnings (loss) per share		$(1.93)	$(0.01)	$1.06

Return to MD&A Table of Contents

Diluted earnings (loss) per share:	2009	2008	2007
Weighted average common shares outstanding from basic earnings per share	5,126,913	5,121,374	5,250,611
Dilutive effect of stock options	-	-	-
Dilutive effect of warrants	-	-	-
Total weighted average shares outstanding	5,126,913	5,121,374	5,250,611
Diluted earnings (loss) per share	$(1.93)	$(0.01)	$1.06

Stock options for 416,594, 340,886 and 263,808 shares of common stock were not considered in computing diluted earnings per share for 2009, 2008 and 2007 because they were not dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

In thousands of dollars	2009	2008	2007
Unrealized gains on securities available for sale	$519	$936	$350
Reclassification for realized amount included in income	24	18	9
Other comprehensive income before tax effect	543	954	341
Tax expense	185	329	116
Other comprehensive income	$358	$625	$225

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2009	2008
Assets
Cash and cash equivalents	$844	$18
Investment in subsidiaries	73,885	66,404
Furniture and equipment	2,262	2,571
Loan to subsidiaries	2,400	-
Other assets	2,150	1,424
Total Assets	$81,541	$70,417

Liabilities and Shareholders' Equity
Liabilities	$674	$966
Shareholders' equity	80,867	69,451
Total Liabilities and Shareholders' Equity	$81,541	$70,417

Return to MD&A Table of Contents

CONDENSED STATEMENTS OF OPERATIONS	For the years ended December 31,
In thousands of dollars	2009	2008	2007
Income
Dividends from subsidiaries	$-	$5,480	$9,250
Other income	11,144	10,273	8,664
Total Income	11,144	15,753	17,914

Total Noninterest Expense	11,757	10,525	8,679
Income (loss) before undistributed net income of subsidiaries and income taxes	(613)	5,228	9,235
Income tax benefit	(258)	(87)	(1)
Net income (loss) before undistributed net income of subsidiaries	(355)	5,315	9,236
(Excess distributed) net income of subsidiaries	(8,478)	(5,351)	(3,654)
Net Income (Loss)	(8,833)	(36)	5,582
Other comprehensive income, including net change in unrealized gains on securities available for sale	358	625	225
Comprehensive Income (Loss)	$(8,475)	$589	$5,807

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2009	2008	2007
Cash Flows from Operating Activities
Net Income	$(8,833)	$(36)	$5,582
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Excess distributed net income of subsidiaries	8,478	5,351	3,654
Stock option expense	150	137	205
Change in other assets	(727)	(16)	(104)
Change in other liabilities	(292)	48	(646)
Total adjustments	7,609	5,520	3,109
Net cash from operating activities	(1,224)	5,484	8,691

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	214	-
Investments in subsidiaries	(15,600)	(1,500)	(1,000)
Loan to subsidiaries	(2,400)	-	-
Net (increase) decrease in premises and equipment	309	(540)	(243)
Net cash from investing activities	(17,691)	(1,826)	(1,243)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants	20,600	-	-
Proceeds from common stock transactions	98	133	425
Purchase of common stock	-	(831)	(3,873)
Cash dividends paid on common and preferred stock	(957)	(3,544)	(4,113)
Net cash from financing activities	19,741	(4,242)	(7,561)

Net Change in Cash and Cash Equivalents	826	(584)	(113)
Cash and cash equivalents at beginning of year	18	602	715
Cash and Cash Equivalents at End of Year	$844	$18	$602

Return to MD&A Table of Contents

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below.

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2009
Interest Income	43,766	10,955	10,775	11,007	11,029
Interest Expense	12,251	2,775	2,915	3,094	3,467
Net Interest Income	31,515	8,180	7,860	7,913	7,562
Provision for Loan Losses	25,770	5,300	8,200	5,400	6,870
Net Income (Loss)	(8,833)	(482)	(2,890)	(762)	(4,699)
Basic and Diluted Earnings (Loss) per Share	(1.93)	(0.15)	(0.62)	(0.20)	(0.96)

2008
Interest Income	47,041	11,516	11,618	11,491	12,416
Interest Expense	17,297	4,174	4,081	4,104	4,938
Net Interest Income	29,744	7,342	7,537	7,387	7,478
Provision for Loan Losses	14,607	8,997	3,300	1,650	660
Net Income (Loss)	(36)	(4,016)	397	1,695	1,888
Basic and Diluted Earnings (Loss) per Share	(0.01)	(0.79)	0.08	0.33	0.37

NOTE 23 – SUBSEQUENT EVENTS

On January 15, 2010, the Company filed applications with its regulators for permission to consolidate and merge UBTW with and into UBT, with the consolidated bank operating under the charter of UBT. The proposed bank consolidation is subject to the receipt of all applicable federal and state regulatory approvals. It is anticipated that the proposed bank consolidation will be completed during the second quarter of 2010. Following the transaction, the consolidated bank will continue to operate the same banking offices in the same markets that UBT and UBTW currently operate.

Subsequent events have been evaluated through February 26, 2010, which is the date the financial statements were issued.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

By	/s/ Robert K. Chapman	February 25, 2010
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010
Randal J. Rabe

	Director	February 25, 2010
Stephanie H. Boyse*

	Director	February 25, 2010
James D. Buhr *

	Director	February 25, 2010
John H. Foss*

	Director	February 25, 2010
Norman G. Herbert*

	Chairman of the Board	February 25, 2010
David S. Hickman*

	Director	February 25, 2010
James C. Lawson*

	Director	February 25, 2010
Donald J. Martin*

	Director	February 25, 2010
David E. Maxwell*

	Director	February 25, 2010
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

Return to Cross Reference Table

EXHIBIT INDEX

Exhibit		Description
2.1		Agreement of Consolidation. Previously filed with the Commission on January 15, 2010 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1. Incorporated here by reference.
3.1
Restated Articles of Incorporation of United Bancorp, Inc. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 3.1. Incorporated here by reference.

3.2
Amended and Restated Bylaws of United Bancorp, Inc. Previously filed with the Commission on December 9, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 3.1. Incorporated here by reference.

3.3
Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 3.1. Incorporated here by reference.

4.1		Restated Articles of Incorporation of United Bancorp, Inc. Exhibit 3.1 is incorporated here by reference.
4.2		Amended and Restated Bylaws of United Bancorp, Inc. Exhibit 3.2 is incorporated here by reference.
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

4.5		Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1	*
United Bancorp, Inc. Director Retainer Stock Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.1. Incorporated here by reference.

10.2	*
United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.2, as amended by the First Amendment to the Senior Management Bonus Deferral Stock Plan previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.5. Incorporated here by reference.

10.3	*
United Bancorp, Inc. 1999 Stock Option Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.3. Incorporated here by reference.

10.4	*
United Bancorp, Inc. 2005 Stock Option Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.5	*
Chairman's Agreement, effective February 1, 2010, between United Bancorp, Inc. and David S. Hickman. Previously filed with the Commission on November 2, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.6	*
Form of Employment Contract, effective as of June 1, 2009. Previously filed with the Commission on June 2, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

Return to Cross Reference Table
10.7
Letter Agreement, dated January 16, 2009, between United Bancorp, Inc. and the United States Department of the Treasury. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.8		Form of Waiver. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.2. Incorporated here by reference.
10.9	*
Form of Consent and Amendments to Benefit Plans. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.10	*
2009 Management Committee Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.11	*
2009 Stakeholder Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.2. Incorporated here by reference.

10.12	*
Form of Supplemental Executive Retirement Benefits Plan for David S. Hickman. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.16. Incorporated here by reference.

10.13	*
Form of 2005 Stock Option Plan Award Agreement. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.4. Incorporated here by reference.

21.		Subsidiaries of United Bancorp, Inc. Previously filed with the Commission on February 22, 2008 in United Bancorp., Inc.'s Annual Report on Form 10-K, Exhibit 21. Incorporated here by reference.
23.		Consent of Independent Registered Public Accounting Firm.
24.		Powers of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350.
99.1		Certification of the Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.
99.2		Certification of the Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

* These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.