Form 10-Q
period 2010-03-31
UNITED BANCORP INC /MI/
filed 2010-04-23
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
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

As of April 23, 2010, there were outstanding 5,072,334 shares of the registrant's common stock, no par value.

Return to Cross Reference Table

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to successfully consolidate our subsidiary banks, the benefits of the bank consolidation on our clients, bank co-workers and the local communities in which we operate, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. Accounting estimates, including among others, determination of the provision and allowance for loan losses, the carrying value of goodwill, mortgage servicing rights, deferred tax assets, and investment securities (including whether any impairment is temporary or other than temporary and the amount of any impairment) involves judgments that are inherently forward-looking. Our ability to fully comply with all of the provisions of our memoranda of understanding, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009; the timing and level of asset growth; changes in market interest rates, changes in FDIC assessment rates, changes in banking laws and regulations; changes in property values, asset quality and the financial capability of borrowers; actions of bank regulatory authorities; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement

Return to Cross Reference Table

CROSS REFERENCE TABLE

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)		(unaudited)
	March 31,	December 31,	March 31,
Assets	2010	2009	2009
Cash and demand balances in other banks	$11,796	$10,047	$15,206
Interest bearing balances with banks	114,986	115,247	52,631
Federal funds sold	-	295	-
Total cash and cash equivalents	126,782	125,589	67,837

Securities available for sale	96,444	92,146	90,303
FHLB Stock	2,992	2,992	2,992
Loans held for sale	10,231	7,979	3,693

Portfolio loans	634,014	650,053	690,355
Less allowance for loan losses	21,351	20,020	20,698
Net portfolio loans	612,663	630,033	669,657

Premises and equipment, net	12,024	12,332	12,926
Bank-owned life insurance	13,052	12,939	12,569
Accrued interest receivable and other assets	26,602	25,318	18,361
Total Assets	$900,790	$909,328	$878,338

Liabilities
Deposits
Noninterest bearing	$101,841	$99,893	$105,191
Other interest bearing deposits	680,095	682,908	636,091
Total deposits	781,936	782,801	741,282

FHLB advances payable	35,598	42,098	48,126
Accrued interest payable and other liabilities	3,427	3,562	3,676
Total Liabilities	820,961	828,461	793,084

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding	20,182	20,158	20,086
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,072,334, 5,066,384 and 5,059,340 shares issued and outstanding, respectively	67,626	67,589	67,390
Warrants on common stock	533	533	533
Accumulated deficit	(9,779)	(8,689)	(3,711)
Accumulated other comprehensive income, net of tax	1,267	1,276	956
Total Shareholders' Equity	79,829	80,867	85,254

Total Liabilities and Shareholders' Equity	$900,790	$909,328	$878,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

In thousands of dollars, except per share data	Three Months Ended March 31,
Interest Income	2010	2009
Interest and fees on loans	$9,406	$10,141
Interest on securities
Taxable	454	537
Tax exempt	315	351
Interest on federal funds sold and balances with banks	73	-
Total interest income	10,248	11,029

Interest Expense
Interest on deposits	2,194	2,938
Interest on FHLB advances	347	529
Total interest expense	2,541	3,467
Net Interest Income	7,707	7,562
Provision for loan losses	4,800	6,870
Net Interest Income after Provision for Loan Losses	2,907	692

Noninterest Income
Service charges on deposit accounts	539	683
Wealth Management fee income	1,043	996
Losses on securities impairments	-	(13)
Income from loan sales and servicing	892	1,625
ATM, debit and credit card fee income	445	508
Income from bank-owned life insurance	113	122
Other income	192	162
Total noninterest income	3,224	4,083

Noninterest Expense
Salaries and employee benefits	3,938	4,606
Occupancy and equipment expense, net	1,336	1,349
External data processing	294	408
Advertising and marketing	167	238
Attorney, accounting and other professional fees	351	263
Director fees	88	112
Expenses relating to ORE property	315	409
FDIC insurance premiums	437	296
Goodwill impairment	-	3,469
Other expenses	733	871
Total noninterest expense	7,659	12,021
Loss Before Federal Income Tax	(1,528)	(7,246)
Federal income tax (benefit)	(719)	(2,547)
Net Loss	$(809)	$(4,699)

Basic and diluted loss per share	$(0.21)	$(0.96)
Cash dividends declared per share of common stock	$-	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

In thousands of dollars	Three Months Ended March 31,
Total Shareholders' Equity	2010	2009
Balance at beginning of period	$80,867	$69,451

Net loss	(809)	(4,699)
Other comprehensive income:
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	(9)	38
Total comprehensive loss	(818)	(4,661)

Preferred stock and warrants issued	-	20,600
Cash dividends paid on preferred shares	(258)	(83)
Cash dividends paid on common shares	-	(101)
Other common stock transactions	38	48
Balance at end of period	$79,829	$85,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(809)	$(4,699)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	566	485
Provision for loan losses	4,800	6,870
Gain on sale of loans	(649)	(1,692)
Proceeds from sales of loans originated for sale	38,199	91,698
Loans originated for sale	(39,802)	(88,711)
Losses on securities transactions	-	13
Change in deferred income taxes	(418)	(2,338)
Stock option expense	38	37
Increase in cash surrender value of bank-owned life insurance	(113)	(122)
Change in investment in limited partnership	(123)	(132)
Goodwill impairment	-	3,469
Change in accrued interest receivable and other assets	(191)	255
Change in accrued interest payable and other liabilities	75	534
Net cash from operating activities	1,573	5,667

Cash Flows from Investing Activities
Securities available for sale
Purchases	(8,381)	(14,710)
Maturities and calls	1,755	5,375
Principal payments	2,142	1,131
Net change in portfolio loans	11,738	1,730
Premises and equipment expenditures	(12)	(78)
Net cash from investing activities	7,242	(6,552)

Cash Flows from Financing Activities
Net change in deposits	(864)	31,733
Proceeds from other borrowings	-	10,500
Principal payments on other borrowings	(6,500)	(12,410)
Proceeds from issuance of preferred stock	-	20,600
Proceeds from other common stock transactions	-	11
Cash dividends paid on common and preferred	(258)	(184)
Net cash from financing activities	(7,622)	50,250
Net change in cash and cash equivalents	1,193	49,365

Cash and cash equivalents at beginning of year	125,589	18,472
Cash and cash equivalents at end of period	$126,782	$67,837

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,626	$3,516
Loans transferred to other real estate	832	450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 – Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant. The Company’s past loan loss experience is determined by evaluating the average charge-offs over the most recent eight quarters. Prior to the fourth quarter of 2009, the Company determined its past loan loss experience by using a rolling twelve quarter historical approach. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower’s operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Company’s subsidiary banks' loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are

Return to Cross Reference Table

generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Note 3 - Securities

Balances of securities by category are shown below in thousands of dollars, as of March 31, 2010 and December 31, 2009. All are classified as available for sale.

At March 31, 2010	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury and agency securities	$33,718	$365	$(2)	$34,081
Mortgage backed agency securities	26,649	805	(30)	27,424
Obligations of states and political subdivisions	32,504	887	(124)	33,267
Corporate, asset backed and other debt securities	1,628	13	-	1,641
Equity securities	26	5	-	31
Total	$94,525	$2,075	$(156)	$96,444

At December 31, 2009
U.S. Treasury and agency securities	$31,846	$412	$(19)	$32,239
Mortgage backed agency securities	22,457	713	(28)	23,142
Obligations of states and political subdivisions	33,255	997	(141)	34,111
Corporate, asset backed and other debt securities	2,628	-	(5)	2,623
Equity securities	26	5	-	31
Total	$90,212	$2,127	$(193)	$92,146

The following tables show the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

At March 31, 2010	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$4,019	$(2)	$-	$-	$4,019	$(2)
Mortgage backed agency securities	8,086	(30)	-	-	8,086	(30)
Obligations of states and political subdivisions	496	(4)	2,960	(120)	3,456	(124)
Corporate, asset backed and other debt securities	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-
Total	$12,601	$(36)	$2,960	$(120)	$15,561	$(156)

Return to Cross Reference Table

At December 31, 2009	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$10,105	$(19)	$-	$-	$10,105	$(19)
Mortgage backed agency securities	5,123	(28)	-	-	5,123	(28)
Obligations of states and political subdivisions	1,156	(41)	2,089	(100)	3,245	(141)
Corporate, asset backed and other debt securities	-	-	2,496	(5)	2,496	(5)
Equity securities	-	-	-	-	-	-
Total	$16,384	$(88)	$4,585	$(105)	$20,969	$(193)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and losses of $12,600 were recognized during the first quarter of 2009. Loss from other than temporary impairment for 2009 consisted of write-down of one equity security that was deemed to be impaired. The entire investment portfolio is classified as available for sale. The Company has had no sales activities for securities for the three months ended March 31, 2010.

The fair value of securities available for sale by contractual maturity as of March 31, 2010 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the shortest category.

In thousands of dollars	Fair Value
Due in one year or less	$38,953
Due after one year through five years	48,890
Due after five years through ten years	7,710
Due after ten years	860
Equity securities	31
Total securities	$96,444

Securities carried at $7,960,000 as of March 31, 2010 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 - Loans

The following table shows the balances of the various categories of loans of the Company, along with the percentage composition of the portfolio by type as of the end of the first quarter of 2010 and 2009, and at December 31, 2009.

Return to Cross Reference Table

	March 31, 2010		December 31, 2009		March 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
Personal	$110,412	17.4%	$110,702	17.0%	$109,379	15.8%
Business, including commercial mortgages	379,864	59.9%	392,495	60.4%	413,300	59.9%
Tax exempt	2,976	0.5%	3,005	0.5%	2,551	0.4%
Residential mortgage	87,029	13.7%	86,417	13.3%	91,526	13.3%
Construction and development	53,047	8.4%	56,706	8.7%	72,882	10.6%
Deferred loan fees and costs	686	0.1%	728	0.1%	717	0.1%
Total portfolio loans	$634,014	100.0%	$650,053	100.0%	$690,355	100.0%

Note 5 - Stock Options

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. Under the 2005 Plan, directors and management of the Company and subsidiaries were given the right to purchase stock of the Company at a stipulated price, adjusted for stock dividends, over a specific period of time. The 2005 Stock Option Plan expired effective January 1, 2010, and no additional options may be granted under the plan.

The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Options under the 2005 Plan were granted to directors and certain key members of management at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The following is summarized year to date option activity for the Company’s stock option plans:

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance at January 1, 2010	435,561	$20.98
Options granted	-	-
Options exercised	-	-
Options forfeited	(10,758)	19.28
Balance at March 31, 2010	424,803	$21.02

No options were granted or exercised during the three-month period ended March 31, 2010. For stock options outstanding at March 31, 2010, the range of average exercise prices was $6.00 to $32.14 and the weighted average remaining contractual term was 5.97 years. At March 31, 2010, 337,511 options are exercisable. The Company has recorded $37,500 in compensation expense related to vested stock options less estimated forfeitures for the three-month periods ended March 31, 2010 and 2009. As of the end of the first quarter of 2010, unrecognized compensation expense related to the stock options totaled $135,497 and is expected to be recognized over three years.

At March 31, 2010, the total options outstanding had no intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last day of trading for the first quarter and the exercise price, multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2010.

Return to Cross Reference Table

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $548.5 million and $378.2 million at March 31, 2010 and 2009, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $547.5 million and $376.8 million at March 31, 2010 and 2009, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the year to date periods ending March 31, 2010 and 2009 is shown below.

	2010			2009
In thousands of dollars	Commercial	Residential Mortgage	Total	Commercial	Residential Mortgage	Total
Balance, January 1	$182	$3,593	$3,775	87	1,686	$1,773
Amount capitalized	1	286	287	9	656	665
Amount amortized	(5)	(104)	(109)	(3)	(285)	(288)
Change in valuation allowance	-	-	-	-	-	-
Balance, March 31	$178	$3,775	$3,953	$93	$2,057	$2,150

There was no activity in the valuation allowance for the first quarter of 2010 or 2009. The fair value of servicing rights was as follows:

	2010		2009
In thousands of dollars	Commercial	Residential Mortgage	Commercial	Residential Mortgage
Fair value, January 1	$195	$4,340	$87	$1,686
Fair value, March 31	$192	$4,865	$107	$2,420

Note 7 - Common Stock and Earnings Per Share

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

		Three Months Ended March 31,
In thousands of dollars, except share data		2010	2009
Net loss		$(809)	$(4,699)
Less:	Accretion of discount on preferred stock	(24)	(19)
	Dividends on preferred stock	(258)	(215)
Loss available to common shareholders		$(1,091)	$(4,933)

Return to Cross Reference Table

	Three Months Ended March 31,
	2010	2009
Basic loss:
Weighted average common shares outstanding	5,068,169	5,054,302
Weighted average contingently issuable shares	67,279	66,734
Total weighted average shares outstanding	5,135,448	5,121,036
Basic loss per share	$(0.21)	$(0.96)

Diluted loss:
Weighted average common shares outstanding from basic earnings per share	5,135,448	5,121,036
Dilutive effect of stock options	-	-
Dilutive effect of warrants	-	-
Total weighted average shares outstanding	5,135,448	5,121,036
Diluted loss per share	$(0.21)	$(0.96)

A total of 424,803 and 449,861 shares subject to outstanding stock options for the three month periods ended March 31, 2010 and 2009, respectively, and 311,492 shares subject to warrants at March 31, 2010 and 2009 are not included in the above calculations as they are non-dilutive as of the date of this report.

Note 8 – Other Comprehensive Income

Other comprehensive income (loss) components and related taxes for the three months ended March 31, 2010 and 2009 were as follows:

	March 31,
In thousands of dollars	2010	2009
Net unrealized gain (loss) on securities available for sale	$(14)	58
Tax expense (benefit)	(5)	20
Other comprehensive income (loss)	$(9)	$38

The components of accumulated other comprehensive income included in shareholders’ equity at March 31, 2010 and 2009 were as follows:

	March 31,
In thousands of dollars	2010	2009
Net unrealized gains on securities available for sale	$1,919	$1,448
Tax expense	652	492
Accumulated other comprehensive income	$1,267	$956

Return to Cross Reference Table

Note 9 - Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2010 and 2009:

Return to Cross Reference Table

In thousands of dollars		Fair Value Measurements Using
March 31, 2010	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$34,081	$-	$34,081	$-
Mortgage backed agency securities	27,424	-	27,424	-
Obligations of states and political subdivisions	33,267	-	33,267	-
Corporate, asset backed and other debt securities	1,641	-	1,641	-
Equity securities	31	31	-	-
Total available for sale securities	$96,444	$31	$96,413	$-

March 31, 2009
Available for sale securities:
U.S. Treasury and agency securities	$20,687	$-	$20,687	$-
Mortgage backed agency securities	21,012	-	21,012	-
Obligations of states and political subdivisions	36,536	-	36,536	-
Corporate, asset backed and other debt securities	12,025	-	12,025	-
Equity securities	43	43	-	-
Total available for sale securities	$90,303	$43	$90,260	$-

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

During the three months ended March 31, 2010 and 2009, certain loans became impaired, while certain loans previously identified as impaired were partially charged-off or re-evaluated. These changes during the first quarter of 2010 resulted in a balance for these loans, net of specific allowance, of $19.9 million. Changes during the first quarter of 2009 resulted in a balance for these loans, net of specific allowance, of $16.5 million. This valuation for both periods was considered Level 3, based on estimated collateral values using appraised values or estimated cash flows from disposal of the collateral. Discount rates ranging from 15% to 24% were used for first quarter 2010 estimates, and those discount rates were generally higher than those used in the same period of 2009.

Return to Cross Reference Table

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	March 31, 2010		December 31, 2009
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$126,782	$126,782	125,589	125,589
Securities available for sale	96,444	96,444	92,146	92,146
FHLB Stock	2,992	2,992	2,992	2,992
Loans held for sale	10,231	10,231	7,979	7,979
Net portfolio loans	612,663	618,219	630,033	632,831
Accrued interest receivable	3,359	3,359	3,349	3,349

Financial Liabilities
Total deposits	$(781,936)	$(786,030)	(782,801)	(787,443)
FHLB advances	(35,598)	(36,724)	(42,098)	(43,167)
Accrued interest payable	(843)	(843)	(930)	(930)

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

Note 10 – Intangible Assets

In 2009, management performed an impairment evaluation to identify potential impairment of goodwill carried by the Company’s subsidiary banks (the "Banks"). As a result of the impairment evaluation, a goodwill impairment charge was taken in the first quarter of 2009 for the Company’s entire book value of goodwill of $3.469 million. This non-cash charge was recorded as a component of noninterest expense. The goodwill on the books of the Banks originally resulted from the acquisition of various banking offices between 1992 and 1999.

Note 11 - Subsequent Events

Bank Consolidation - Effective April 1, 2010, UBI completed the consolidation of its subsidiary banks, UBT and UBTW. Under the consolidation, UBTW was consolidated and merged with and into UBT. The consolidated bank operates under the charter and name of United Bank & Trust.
Note 12 – Accounting Developments

Note 12 - Accounting Developments

FASB ASC Topic 860-10, Accounting for Transfers of Financial Assets (“SFAS 166”), and No. 167, Amendments to FASB ASC 810-10 (“SFAS 167”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860-10 and FASB ASC 810-10, which change the way entities account for securitizations and special-purpose entities, and will have a material effect on how banking organizations account for off-balance sheet vehicles. The new standards amend Statement of FASB ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB ASC 810-10, Consolidation of Variable Interest Entities. Both FASB ASC Topic 860-10 and FASB ASC Topic 810-10 were effective January 1, 2010 for companies reporting earnings on a calendar-year basis.

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

United has adopted these standards, and takes into account in our internal capital planning processes the impact of these standards. We continue to assess whether additional capital may be necessary to support the risks associated with off-balance-sheet vehicles affected by the new accounting standards.

FASB ASU 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. On February 24, 2010, FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. The ASU establishes separate subsequent event recognition criteria and disclosure requirements for

Return to Cross Reference Table

U.S. Securities and Exchange Commission (“SEC”) filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected.

The ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. SEC filers are defined in the update as entities required to file or to furnish their financial statements with either the SEC or another appropriate agency (such as the Federal Deposit Insurance Corporation or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forthe Company and its subsidiary banks, United Bank & Trust ("UBT") and United Bank & Trust – Washtenaw ("UBTW") (collectively, the “Banks”), for the three month period ended March 31, 2010 and 2009. Effective April 1, 2010, UBTW consolidated and merged with and into UBT, with the consolidated bank operating under the charter and name of UBT. The consolidated bank continues to operate the same banking offices in the same markets that UBT and UBTW operated prior to the consolidation.

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

UBT operates a trust department. The Wealth Management Group offers a variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. The Banks offer the sale of nondeposit investment products through licensed representatives in their banking offices, and sell credit and life

Return to Cross Reference Table

insurance products. In addition, the Company and/or the Banks derive income from the sale of various insurance products to banking clients.

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

Economic Trends

Unemployment for the State of Michigan at the end of February, 2010 was 14.6%, and as a result, the State retains its position with the highest unemployment level among the fifty states and the District of Columbia. The U.S. average unemployment rate at the end of February was 10.4%. The Lenawee County unemployment rate of 16.9% is above the State's average level, while the Washtenaw County unemployment rate of 8.9% results in its ranking of lowest in the State.

While some improvement has been noted in the economy, the Company's loan demand (other than for residential mortgages) has contracted and loan quality has not improved significantly. Loan quality concerns are primarily concentrated in the areas of construction and residential real estate development, but also include a broader base of the Banks’ loan portfolios.

Market Developments

Making Home Affordable
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

Other Developments

Memorandum of Understanding
On January 15, 2010, UBT entered into a Memorandum of Understanding ("MOU") with the FDIC and OFIR. The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the

Return to Cross Reference Table

MOU. For additional information about the capital ratios of UBT, see the information under the heading "Regulatory Capital" below, which information is incorporated here by reference.
Executive Summary

United Bancorp, Inc. incurred a net loss for the quarter of $809,000 as ongoing loan quality issues resulted in elevated levels of the Company’s charge to its provision for loan losses. At the same time, the Company has reduced its level of non-interest expense in spite of significant costs related to ORE property and increased FDIC insurance costs. Loss per share for the first quarter of 2010 of $0.21 was up from a loss of $0.15 for the fourth quarter of 2009, but was down from a loss of $0.96 for the first quarter of 2009, which included goodwill impairment charges. Return on average shareholders’ equity for the quarter was -4.05%, compared to -2.34% for the prior quarter and -22.14% for the first quarter of 2009.

The Company’s business includes a diversity of sources of noninterest income that provided 29.5% of first quarter 2010 net revenue. Net interest income for the quarter improved by 1.9% over the first quarter of 2009, and noninterest expenses excluding goodwill impairment were down 10.4%. Previously-announced cost containment and reduction measures during 2009 helped to reduce noninterest expenses in the first quarter of 2010 compared to prior quarters. The Company did not pay merit increases to its staff in 2009 and has not in 2010, and incentive compensation was not paid at the depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to our 401(k) plan. In the fourth quarter of 2009, the Company implemented a number of staff reductions, which along with attrition, should result in annualized savings in excess of $1.0 million in 2010. Reductions were also made in Director fees for 2010.

Gross portfolio loans declined by $16.0 million from the end of 2009, for a decrease of 2.5%. Of that, $3.5 million was the result of net charge-offs within the Company’s loan portfolio during the quarter, and the remaining decline was a result of slowing of loan demand related to the troubled economic conditions in the region. At the same time, the Company continued to maintain high levels of liquidity, with investments and federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher levels of liquidity until portfolio loan volume improves and more attractive investment opportunities emerge.

Financial Condition

Securities

Balances in the securities portfolio increased in the first quarter of 2010, reflecting a small number of purchases in excess of maturities and calls. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the book value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of the first quarter of 2010 and 2009, and at December 31, 2009.

Return to Cross Reference Table

	March 31, 2010		December 31, 2009		March 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$34,081	35.3%	$32,238	35.0%	$20,687	22.9%
Mortgage backed agency securities	27,425	28.4%	23,143	25.1%	21,012	23.3%
Obligations of states and political subdivisions	33,266	34.5%	34,111	37.0%	36,536	40.5%
Corporate, asset backed, and other debt securities	1,641	1.7%	2,623	2.8%	12,025	13.3%
Equity securities	31	0.1%	31	0.1%	43	-
Total Investment Securities	$96,444	100.0%	$92,146	100.0%	$90,303	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

Changes in unrealized gains and losses are a result of changes in market interest rates on similar investments. The table below summarizes unrealized gains and losses in each category of the portfolio at March 31, 2010 and 2009.

	March 31,
Unrealized gains (losses)in thousands of dollars	2010	2009	Change
U.S. Treasury and agency securities	$363	$466	$(103)
Mortgage backed agency securities	775	685	90
Obligations of states and political subdivisions	763	443	320
Corporate, asset backed and other debt securities	13	(146)	159
Equity securities	5	-	5
Total investment securities	$1,919	$1,448	$471

FHLB Stock
The Banks are members of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and hold a $3.0 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The Federal Home Loan Banks continue to record accounting impairments on their private label mortgage-backed securities portfolios, which they hold as long-term investments, and account for them on an amortized cost basis. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the FHLB capital levels and the resulting value of FHLB stock.

The Company regularly reviews the credit quality of FHLBI stock for impairment. FHLBI stock has a rating of Aaa, and that rating was affirmed in May of 2009 by Moody’s. In spite of some accounting impairments on private-label mortgage-backed securities, FHLBI was profitable in 2009, and paid dividends for each quarter of the year. Based on these and other factors, the Company determined that no impairment of FHLBI stock was necessary.

Return to Cross Reference Table

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	YTD Change		12-Month Change
In thousands of dollars	$	%	$	%
Personal	$(290)	-0.3%	$1,033	0.9%
Business, including commercial mortgages	(12,631)	-3.2%	(33,436)	-8.1%
Tax exempt	(29)	-1.0%	425	16.7%
Residential mortgage	612	0.7%	(4,497)	-4.9%
Construction and development	(3,659)	-6.5%	(19,835)	-27.2%
Deferred loan fees and costs	(42)	-5.8%	(31)	-4.3%
Total portfolio loans	$(16,039)	-2.5%	$(56,341)	-8.2%

As full service lenders, the Banks offer a variety of loan products in their markets. Loan balances declined by 2.5% in the first quarter of 2010 and 8.2% over the past twelve months. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances have remained relatively flat, declining by 0.3% for the most recent quarter and increasing by 0.9% since March 31, 2009. Business loan balances were down 3.2% during the most recent quarter, bringing the twelve-month decline to 8.1%. The decline in business loans reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Banks generally sell their production of fixed-rate mortgages on the secondary market, and retain high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Banks. The Banks experienced significant volume in residential real estate mortgage financing during 2009, and this included the refinancing of some portfolio loans sold on the secondary market. This resulted in a decline in residential mortgage balances on the Banks' portfolios of 4.9% over the past twelve months. However, refinancing has slowed significantly in recent months, and portfolio balances of residential mortgages increased by 0.7% in the first quarter of 2010.

Outstanding balances of loans for construction and development declined by $3.7 million in the first quarter of 2010 and $19.8 million since March 31, 2009. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Banks' portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Return to Cross Reference Table

Credit Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category.

Nonperforming assets, in thousands of dollars	03/31/10	12/31/09	03/31/09
Nonaccrual loans	$29,712	$26,188	$25,962
Accruing loans past due 90 days or more	1,930	5,474	1,523
Troubled debt restructurings	1,885	1,035	1,696
Total nonperforming loans	33,527	32,697	29,181
Other assets owned	3,353	2,803	3,401
Total nonperforming assets	$36,880	$35,500	$32,582
Percent of nonperforming loans to total portfolio loans	5.29%	5.03%	4.23%
Percent of nonperforming assets to total assets	4.09%	3.90%	3.71%
Allowance coverage of nonperforming loans	63.7%	61.2%	70.9%

Total nonaccrual loans have increased by $3.5 million since the end of 2009, while accruing loans past due 90 days or more have decreased by $3.5 million for the same period. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the decrease in delinquency primarily reflects the move of delinquent borrowers to nonaccrual status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Troubled debt restructurings consist of seven loans at March 31, 2010, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2009. All of the loans include rate modifications as well as forbearance. Total nonperforming loans as a percent of total portfolio loans moved from 5.03% at the end of 2009 to 5.29% at March 31, 2010, and the allowance coverage of nonperforming loans improved from 61.2% at December 31, 2009 to 63.7% at March 31, 2010.

Holdings of other assets owned increased by $550,000 since the end of 2009. Other real estate owned includes twenty-five properties that were acquired through foreclosure or in lieu of foreclosure. The properties include twenty-one commercial properties, eight of which were the result of out-of-state loan participations, and four residential properties. One commercial property is leased, and all are for sale. Also included in these totals are other assets owned of $18,000, consisting of motor vehicles and boats. These assets are also for sale.

Return to Cross Reference Table

The table below reflects the changes in other assets owned during 2010:
In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$2,774	$29	$2,803
Additions	832	136	968
Sold	(80)	(51)	(131)
Write-downs	(191)	(96)	(287)
Balance at March 31	$3,335	$18	$3,353

Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows:

In thousands of dollars	2010	2009
Balance at January 1	$20,020	$18,312
Loans charged off	(3,562)	(4,547)
Recoveries credited to allowance	93	63
Provision charged to operations	4,800	6,870
Balance at March 31	$21,351	$20,698
Allowance as % of total loans	3.37%	3.00%

A loan is classified as impaired when it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Banks’ loan portfolios, $36.9 million of impaired loans have been identified as of March 31, 2010, compared with $39.1 million as of March 31, 2009, and the specific allowance for impaired loans was $7.3 million at March 31, 2010, compared to $8.4 million at March 31, 2009. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Banks’ current analysis of losses inherent in their loan portfolios.

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

Return to Cross Reference Table

Historically, the Company used three pools on which to apply historical loss experience methodology, those being business, residential mortgage and consumer loans. The Company’s construction and land development (“CLD”) portfolio has incurred significantly higher losses than the overall business portfolio, due to the more severe impact of the recession on the real estate development segment and the more pronounced drop in collateral value (i.e. raw land and residential real estate developments). It became apparent that the CLD loans were not representative of the overall business loan portfolio and should be analyzed separately. As a result, a fourth pool for allocation of the allowance for loan losses was implemented as of December 31, 2009.

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of March 31, 2010 and 2009 and December 31, 2009. The allocation method used takes into account specific allocations for identified credits and a historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

In thousands of dollars	03/31/10	12/31/09	03/31/09
Business and commercial mortgage (1)	$12,800	$12,221	$18,193
Construction and development loans	5,593	5,164	-
Residential mortgage	929	760	613
Personal	2,029	1,875	1,892
Unallocated	-	-	-
Total	$21,351	$20,020	$20,698

(1)	Includes construction and development loans at 3/31/2009

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

CLD loans make up 8.4% of the Company’s loan portfolio. This sector of the economy has been particularly impacted by declines in housing activity, and has had a disproportionate impact on the credit quality of the Company.

Return to Cross Reference Table

The following table shows trends of CLD loans, along with ratios relating to their relative credit quality at March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
		CLD Loans			CLD Loans
Dollars in thousands	Total Loans	Balance	% of Total	Total Loans	Balance	% of Total
Balances at March 31, 2010	$634,014	$53,047	8.4%	$650,053	$56,706	8.7%
Impaired loans	36,921	16,338	44.3%	36,160	14,441	39.9%
Specific allowance	7,263	3,291	45.3%	5,775	2,097	36.3%
YTD Net Charge-offs	3,469	548	15.8%	24,063	14,379	59.8%
Nonperforming loans (NPL)	33,527	14,507	43.3%	32,697	14,138	43.2%
NPL as % of loans	5.3%	27.3%		5.0%	24.9%

While balances of CLD loans at March 31, 2010 make up 8.4% of total portfolio loans, they represent 44.3% of the Company’s impaired loans. Charge-offs of CLD loans were 15.8% of total charge-offs in the first-quarter of 2010, while the average for the past five quarters has been 55.3%. The currently impaired CLD loans, in addition to the specific allowance of $3.3 million, have been partially charged down by $13.3 million.

As can be seen in the following table, currently impaired loans represent 44.7% of the total CLD loans, and the Company has provided for loan losses on impaired CLD loans of 56.0% of the balance of such loans at March 31, 2010.

	CLD Loans
Dollars in thousands	Total	Impaired	% of Total
Balances at March 31, 2010	$53,047	$16,338
Cumulative partial charge-offs	13,326	13,326
Loan balance before charge-offs	$66,373	$29,664	44.7%

Cumulative loss on impaired CLD loans is shown below.

Dollars in thousands	CLD
Cumulative partial charge-offs	$13,326
Specific allowance at March 31, 2010	3,291
Cumulative loss on impaired loans	$16,617
Percent of impaired loans	56.0%

Deposits

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

In thousands of dollars	YTD Change		12-Month Change
Noninterest bearing	$1,948	2.0%	$(3,350)	-3.2%
Interest bearing deposits	(2,813)	-0.4%	44,004	6.9%
Total deposits	$(865)	-0.1%	$40,654	5.5%

Return to Cross Reference Table

Deposits at March 31, 2010 were down $865,000 from December 31, 2009. While total deposits have grown by $40.7 million in the past twelve months, substantially all of that growth occurred in the last nine months of 2009. In the most recent quarter, demand deposit balances increased by $1.9 million while all other categories of deposits declined by $2.8 million. Since March 31, 2009, noninterest bearing deposits have declined, while interest bearing deposits have increased by $44.0 million, or 6.9%.

The Banks utilize purchased or brokered deposits for interest rate risk management purposes, but they do not support their growth through the use of those products. The majority of the Banks’ deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In addition, the Banks participate in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Banks' deposit rates are consistently competitive with other banks in their market areas.

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $809,000 in the first quarter of 2010, resulting primarily from a substantial provision to the Company’s allowance for loan losses, charges relating to ORE and increased FDIC insurance premiums.

Net interest income for the first quarter of 2010 improved 1.9% compared to the first quarter of 2009, but declined slightly from the fourth quarter of 2009, which represented the highest level of the past several quarters. Noninterest income for the most recent quarter declined by 21.0% from the first quarter of 2009 and 19.9% from the fourth quarter of 2009, with income from loan sales and servicing providing the largest portion of the declines. Noninterest income represented 29.5% of the Company’s net revenues for the first quarter of 2010, down from 35.1% for the same period of 2009.

Total noninterest expenses for the first quarter of 2010 were down 10.4% from the first quarter of 2009, excluding the first quarter 2009 goodwill impairment charge. While FDIC insurance costs and expenses related to nonperforming loans have increased, reductions in compensation costs have more than offset those increases. This reflects cost containment and reduction measures previously mentioned, including a number of staff reductions undertaken in December, 2009.

The Company’s provision for loan losses of $4.8 million in the first quarter of 2009 was down from $6.87 million for the first quarter of 2009, and was the lowest quarterly level in the most recent six quarters.

Return on average assets for the first quarter of 2010 was -0.36%, compared to -0.21% for the fourth quarter of 2009 and -2.20% for the first quarter of 2009. Return on average shareholders’ equity for the most recent quarter was -4.05%, compared to -22.14% for the same quarter of 2009, which included a charge for goodwill impairment. The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

Return to Cross Reference Table

	2010	2009
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income before provision	$7,707	$8,180	$7,860	$7,913	$7,562
Provision for loan losses	4,800	5,300	8,200	5,400	6,870
Noninterest income	3,224	4,022	4,081	4,713	4,083
Noninterest expense	7,659	7,953	8,443	8,699	12,021
Federal income tax provision	(719)	(569)	(1,812)	(711)	(2,547)
Net income (loss)	(809)	(482)	(2,890)	(762)	(4,699)
Earnings (loss) per common share	$(0.21)	$(0.15)	$(0.61)	$(0.20)	$(0.96)
Return on average assets (a)	-0.36%	-0.21%	-1.28%	-0.34%	-2.20%
Return on average shareholders' equity (a)	-4.05%	-2.34%	-13.48%	-3.54%	-22.14%
Net interest margin	3.69%	3.84%	3.77%	3.88%	3.84%

(a) annualized

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison. The Company's pre-tax, pre-provision ROA improved slightly from 1.43% for the first quarter of 2009 to 1.44% for the quarter ended March 31, 2010. This calculation adjusts net income before tax by the amount of the Company's provision for loan losses and one-time goodwill impairment charge in 2009.

The table below shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three month periods ending March 31, 2010 and 2009.

	Three Months Ended March 31,
In thousands of dollars	2010	2009	Change
Interest income	$10,248	$11,029	-7.1%
Interest expense	2,541	3,467	-26.7%
Net interest income	7,707	7,562	1.9%
Noninterest income	3,224	4,083	-21.0%
Noninterest expense (1)	7,659	8,552	-10.4%
Pre-tax, pre-provision income	$3,272	$3,093	5.8%
Pre-tax, pre-provision ROA	1.44%	1.43%	0.01%

(1) Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income
Declining interest rates over the past two years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased by 7.1% in the first quarter of 2010 compared to 2009, while interest expense decreased 26.7% for the comparable periods, resulting in an improvement in net interest income of 1.9% for the first quarter of 2010 when compared to the same quarter of 2009. The Company has experienced a tightening of net interest margin over the past several quarters, and net interest margin of 3.69% for the first quarter of 2010 declined from first quarter 2009 figure of 3.84%.

Return to Cross Reference Table

Tax-equivalent yields on earning assets declined from 5.52% for the first three months of 2009 to 4.88% for the same period of 2010, for a reduction of 64 basis points. The Company's average cost of funds also decreased by 64 basis points, and tax equivalent spread remained unchanged at 3.46% for the first three months of 2010 and 2009. The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

	Three Months Ended March 31,
dollars in thousands	2010			2009
Assets	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Interest earning assets (a)
Federal funds & equivalents	$116,811	$73	0.25%	$31,684	$17	0.21%
Taxable investments	62,722	454	2.93%	53,721	520	3.92%
Tax exempt securities (b)	31,271	471	6.02%	47,896	705	5.97%
Taxable loans	651,945	9,365	5.83%	701,879	10,113	5.84%
Tax exempt loans (b)	2,990	62	8.34%	2,532	42	6.74%
Total int. earning assets (b)	865,739	10,425	4.88%	837,712	11,397	5.52%
Less allowance for loan losses	(20,948)			(19,040)
Other assets	64,406			47,571
Total Assets	$909,197			$866,243

Liabilities and Shareholders' equity
NOW and savings deposits	358,764	402	0.45%	328,649	510	0.63%
Other interest bearing deposits	329,454	1,791	2.20%	302,590	2,429	3.25%
Total int. bearing deposits	688,218	2,193	1.29%	631,239	2,939	1.89%
Short term borrowings	-	-	0.00%	1,890	-	0.01%
Other borrowings	36,981	347	3.81%	48,446	529	4.43%
Total int. bearing liabilities	725,199	2,540	1.42%	681,575	3,468	2.06%
Noninterest bearing deposits	99,076			96,476
Other liabilities	3,850			2,111
Shareholders' equity	81,072			86,081
Total Liabilities and Shareholders' Equity	$909,197			$866,243
Net interest income (b)		7,885			7,929
Net spread (b)			3.46%			3.46%
Net yield on interest earning assets (b)			3.69%			3.84%
Tax equivalent adjustment on interest income		(178)			(367)
Net interest income per income statement		$7,707			$7,562
Ratio of interest earning assets to interest bearing liabilities			1.19			1.23

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

The following table demonstrates the effect of volume and interest rate changes on net interest income on a taxable equivalent basis for the three months ended March 31, 2010 and 2009. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

Return to Cross Reference Table

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds & equivalents	$52	$4	$56	$71	$(173)	$(102)
Taxable investments	80	(146)	(66)	28	(109)	(81)
Tax exempt securities	(240)	6	(234)	(10)	8	(2)
Taxable loans	(730)	(18)	(748)	797	(1,986)	(1,189)
Tax exempt loans	9	11	20	(3)	1	(2)
Total interest income	$(829)	$(143)	$(972)	$883	$(2,259)	$(1,376)

Interest paid on:
Now and savings deposits	45	(153)	(108)	69	(833)	(764)
Other interest bearing deposits	205	(843)	(638)	172	(877)	(705)
Short term borrowings	-	-	-	3	(10)	(7)
Other borrowings	(114)	(68)	(182)	48	(42)	6
Total interest expense	$136	$(1,064)	$(928)	$292	$(1,762)	$(1,470)
Net change in net interest income	$(965)	$921	$(44)	$591	$(497)	$94

Changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

Provision for Loan Losses
The Company’s provision for loan losses for the first quarter of 2010 was $4.8 million, down from $5.3 million for the fourth quarter of 2009 and $6.87 million for the first quarter of 2009. The provision provides for probable incurred losses inherent in the current portfolio. Ongoing stresses within the economy and their resulting impact on borrowers has resulted in further additions to the Company’s provision for loan losses. Additions to the provision for the first quarter of 2010 resulted primarily from identification of additional specific allowance on previously identified credit issues and to a lesser extent from newly identified credit issues.

As the southeast Michigan real estate markets and the economy in general experience further deterioration, the loan portfolios of the Banks are affected by loans to a number of residential real estate developers that are struggling to meet their financial obligations. Loans in the Banks' residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions.

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

Return to Cross Reference Table

Noninterest Income
Total noninterest income for the first quarter of 2010 decreased by 21.0% from the same quarter of 2009, principally as a result of a slowing of volumes of loans sold on the secondary market. The following table summarizes changes in noninterest income by category for the three month periods ended March 31, 2010 and 2009.

	Current Quarter
In thousands of dollars	2010	2009	Change
Service charges on deposit accounts	$539	$683	-21.1%
Wealth Management fee income	1,043	996	4.7%
Gains (losses) on securities transactions	-	(13)	-100.0%
Income from loan sales and servicing	892	1,625	-45.1%
ATM, debit and credit card fee income	445	508	-12.4%
Income from bank-owned life insurance	113	122	-7.4%
Other income	192	162	18.5%
Total noninterest income	$3,224	$4,083	-21.0%

Service charges on deposit accounts were down 21.1% in the first quarter of 2010 compared to the same period a year earlier. This decline reflects in part the Company's 3.2% decrease in balances of noninterest bearing deposit accounts over the twelve months ended March 31, 2010. Substantially all of the decline in service charges in the current quarter is due to a reduction in NSF and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Banks’ offices. Wealth Management income was improved by 4.7% in the first quarter of 2010 compared to the first quarter of 2009.

Income from loan sales and servicing was down by 45.1% in the first quarter of 2010 compared to the same period of 2009. This decline was primarily a result of two factors. First, the Company’s income from loan sales and servicing includes income from gains on the sale of SBA loans. Implementation of recent changes in SFAS 166 resulted in 90-day delay in recognition of income on the sale of SBA 7a loans effective January 1, 2010. This resulted in no gains on the sale of SBA loans being recognized in the first quarter of 2010, compared to $88,000 for the first quarter of 2009.Second, the Company’s volume of rate-driven refinancing of residential mortgages has slowed in the past six months, resulting in a reduction of the volume of mortgage loans sold in the secondary market and a corresponding decline in gains on the sale of those loans. The Banks generally market their production of fixed rate long-term residential mortgages in the secondary market, and retain adjustable rate mortgages for their portfolios.

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

Return to Cross Reference Table

	Three Months Ended March 31,
In thousands of dollars	2010	2009
Residential mortgage sales and servicing	$864	$1,528
USFC loan sales and servicing	28	97
Total income from loan sales and servicing	$892	$1,625

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Banks operate nineteen ATMs throughout their market areas, and Bank clients are active users of debit cards. The Banks receive ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was down overall in the first quarter of 2010 compared to the same quarter of 2009.

Income from bank-owned life insurance (“BOLI”) decreased 7.4% in the most recent quarter as compared to the same quarter of 2009. The change reflects decreases in interest crediting rates during the last half of 2009. Other fee income during the first quarter of 2009 consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income improved by $30,000 in the first quarter of 2010 compared to the same quarter of 2009.

Noninterest Expense
The following table summarizes changes in the Company's year to date noninterest expense by category for the three periods ended March 31, 2010 and 2009.

	Current Quarter
In thousands of dollars	2010	2009	Change
Salaries and employee benefits	$3,938	$4,606	-14.5%
Occupancy and equipment expense, net	1,336	1,349	-1.0%
External data processing	294	408	-27.9%
Advertising and marketing	167	238	-29.8%
Attorney, accounting and other professional fees	351	263	33.5%
Director fees	88	112	-21.4%
Expenses relating to ORE property	315	409	-23.0%
FDIC insurance premiums	437	296	47.6%
Goodwill impairment	-	3,469	-100.0%
Other expenses	733	871	-15.8%
Total noninterest expense	$7,659	$12,021	-36.3%

Most categories of noninterest expense declined during the first quarter of 2010 compared to the same quarter of 2009. The most significant decline was in compensation costs, which were $668,000, or 14.5%, lower than the same quarter one year earlier. Salaries and benefits are the Company’s largest single area of expense. Compensation expenses during the first quarter of 2009 included commissions and other compensation costs of generating income from loan sales and servicing during a time when mortgage activity was at its highest. In addition, the Company

Page32

implemented cost containment initiatives late in 2009 and for the first quarter of 2010, further reducing compensation costs in the current quarter.

Occupancy and equipment expenses were down slightly compared to the same quarter of 2009. External data processing costs were also down, reflecting changes made late in 2009 in providers of some specific services for the Banks. Advertising and marketing expenses for the quarter decreased by 29.8% compared to the same period last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 33.5% year to date compared to the first quarter of 2009, reflecting additional costs of doing business during difficult economic times. Substantially all of the increase represented attorney and appraisal fees.

Expenses related to ORE property continue to make up an increasing portion of the Company’s expenses, but were down 23.0% compared to the first quarter of 2009. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of one of these properties resulted in losses of $190,000 during the first quarter of 2010. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Banks’ experience with increased foreclosures resulting from the weakened economy.

FDIC insurance costs increased by 47.6% in the first quarter of 2010 over the same quarter of 2009, as a result of increased premiums due to higher base charges and an increase in average deposit balances. As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 10 to the consolidated financial statements above.

Federal Income Tax

The Company's effective tax rate for the first quarter of 2010 was 47.1% compared with 35.2% for the same period in 2009. The effective tax rates for 2010 and 2009 were a calculated benefit based upon a pre-tax loss. The effective rates were higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offset the portion of goodwill impairment and other expenses that were not deductible for tax purposes.

While the Company had a loss for both book and tax purposes for 2009, the Company had taxable income from 2007 and 2008 that can be utilized for the Company’s tax loss in 2009. The Company’s net deferred tax asset was $7.0 million at March 31, 2010. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, Management has determined that no valuation allowance was required at March 31, 2010.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is

Page33

Return to Cross Reference Table

maintained at its lowest practical levels. At times, the Banks are a participant in the federal funds market, either as borrowers or sellers. Federal funds are generally borrowed or sold for one-day periods. At times, the Banks utilize short-term interest-bearing balances with banks as a substitute for excess federal funds.

The Company’s balances in federal funds sold and other short-term investments were $115.0 million at March 31, 2010, up from $52.6 million at March 31, 2009. The increase has resulted from funding growth in excess of loan and investment growth, and reflects short-term investments held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain these higher balances until portfolio loan volume improves and more attractive investment opportunities emerge.

The Banks also have the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during the first quarter of 2010 or during 2009.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the first quarter of 2010, the Banks procured no new advances and repaid $6.5 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding for the quarter. Total FHLBI advances have declined $12.5 million over the past twelve months, as the Banks have replaced portions of that funding with deposit growth.

Regulatory Capital

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

On January 15, 2010, UBT entered into a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Regulation; and (ii) UBT will have and maintain its Tier 1 capital ratio at a

Page34

Return to Cross Reference Table

minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total capital ratio at a minimum of 12% for the duration of the MOU.

Management and the Board of UBT are evaluating alternatives to reach and maintain the prescribed capital levels. The consolidation of the banks effective April 1, 2010 is expected to improve the capital ratios of the consolidated bank. Other alternatives are also being explored to increase capital levels at UBT within the prescribed timeline. The Board has not determined whether it will be able to meet the timeline prescribed by the MOU for reaching a 9% Tier 1 capital ratio. Achievement of this ratio could be impacted positively or negatively as a result of certain uncertainties, including, but not limited to, earnings levels, changing economic conditions, asset quality and property values.

The following table shows the Company's and the Banks’ capital ratios and the Company's amounts compared to regulatory requirements at March 31, 2010 and December 31, 2009.

		Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)
As of March 31, 2010		$000%		$000%		$000%
	Tier 1 Capital to Average Assets
	United Bancorp, Inc. (consolidated)	$76,353	8.4%	$36,280	4.0%	N/A	N/A
	United Bank & Trust	39,912	7.8%	20,436	4.0%	$25,545	5.0%
	United Bank & Trust – Washtenaw	33,391	8.5%	15,649	4.0%	19,561	5.0%

	Tier 1 Capital to Risk Weighted Assets
	United Bancorp, Inc. (consolidated)	76,353	12.1%	25,215	4.0%	N/A	N/A
	United Bank & Trust	39,912	12.1%	13,217	4.0%	19,825	6.0%
	United Bank & Trust – Washtenaw	33,391	11.1%	12,025	4.0%	18,037	6.0%

	Total Capital to Risk Weighted Assets
	United Bancorp, Inc. (consolidated)	84,339	13.4%	50,429	8.0%	N/A	N/A
	United Bank & Trust	44,155	13.4%	26,434	8.0%	33,042	10.0%
	United Bank & Trust – Washtenaw	37,202	12.4%	24,049	8.0%	30,062	10.0%

As of December 31, 2009
	Tier 1 Capital to Average Assets
	United Bancorp, Inc. (consolidated)	$78,076	8.6%	$36,108	4.0%	N/A	N/A
	United Bank & Trust	37,590	7.3%	20,495	4.0%	$25,618	5.0%
	United Bank & Trust – Washtenaw	33,506	8.7%	15,487	4.0%	19,358	5.0%

	Tier 1 Capital to Risk Weighted Assets
	United Bancorp, Inc. (consolidated)	78,076	11.9%	26,219	4.0%	N/A	N/A
	United Bank & Trust	37,590	11.2%	13,376	4.0%	20,064	6.0%
	United Bank & Trust – Washtenaw	33,506	10.6%	12,694	4.0%	19,041	6.0%

	Total Capital to Risk Weighted Assets
	United Bancorp, Inc. (consolidated)	86,416	13.2%	52,438	8.0%	N/A	N/A
	United Bank & Trust	41,872	12.5%	26,752	8.0%	33,440	10.0%
	United Bank & Trust – Washtenaw	37,517	11.8%	25,388	8.0%	31,735	10.0%

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The individual banks are currently subject to higher requirements by their regulators.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's

Page35

Return to Cross Reference Table

management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on page A-22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Item 6 – Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

Page36

Return to Cross Reference Table

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
April 23, 2010

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Page37

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

Page38

Return to Cross Reference Table

Exhibit 31.1
Certification of Chief Executive Officer

I, Robert K. Chapman, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of United Bancorp, Inc.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant, and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Robert K. Chapman	April 23, 2010
Robert K. Chapman (Principal Executive Officer)	Date
President and Chief Executive Officer

Page39

Return to Cross Reference Table

Exhibit 31.2
Certification of Chief Financial Officer

I, Randal J. Rabe, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of United Bancorp, Inc.

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant, and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Randal J. Rabe	April 23, 2010
Randal J. Rabe (Principal Financial Officer)	Date
Executive Vice President and Chief Financial Officer

Page40

Return to Cross Reference Table

Exhibit 32.1

In connection with the accompanying Quarterly Report on Form 10-Q of United Bancorp, Inc. ('“Company”) for the quarter ended March 31, 2010 (“Report”), each of the undersigned, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert K. Chapman	April 23, 2010
Robert K. Chapman (Principal Executive Officer)	Date
President and Chief Executive Officer

/s/ Randal J. Rabe	April 23, 2010
Randal J. Rabe (Principal Financial Officer)	Date
Executive Vice President and Chief Financial Officer

Page41

Return to Cross Reference Table