Form 10-Q
period 2010-06-30
UNITED BANCORP INC /MI/
filed 2010-08-16
CIK 775345

Pursuant to Rule 12b-25(e), the following disclosure items are omitted from this report: Part I (Financial Information), Items 1 through 4; Part II (Other Information), Item 6, Exhibits 31 and 32.

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
_________________________

Commission File #0-16640

(Exact name of registrant as specified in its charter)

Michigan	38-2606280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2723 South State Street, Ann Arbor, MI 48104
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
Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes ☐                    No ☑

As of August 11, 2010, there were outstanding 5,083,311 shares of the registrant's common stock, no par value.

CROSS REFERENCE TABLE

Item	Description	Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

To be filed by amendment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To be filed by amendment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To be filed by amendment.

ITEM 4 - CONTROLS AND PROCEDURES

To be filed by amendment.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

The following risk factor updates the disclosure of risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

Other than as set forth above, there have been no other material changes in the risk factors applicable to the Company from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6 - EXHIBITS

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.
August 16, 2010

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
10.1

United Bancorp, Inc. Stock Incentive Plan of 2010. Previously filed with the Commission on March 17, 2010 as Attachment B to United Bancorp, Inc.'s definitive proxy statement for the 2010 annual meeting of shareholders. Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350.*

* To be filed by amendment.