Form 10-Q/A
period 2010-06-30
UNITED BANCORP INC /MI/
filed 2010-08-23
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q/A (Amendment No. 1)

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

As of August 23, 2010, there were outstanding 5,083,311 shares of the registrant's common stock, no par value.

Explanatory Note:

United Bancorp, Inc. is filing this Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed with the Commission on August 16, 2010 (the "Original Report"), solely to file Part I (Financial Information), Items 1 through 4 and Part II (Other Information), Item 6, Exhibits 31 and 32 of the report, which were omitted from the Original Report pursuant to Exchange Act
Rule 12b-25. No other changes have been made to the Original Report.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, future capital levels, capital raising activities, dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to successfully consolidate our subsidiary banks, the benefits of the bank consolidation on our clients, bank co-workers and the local communities in which we operate, our ability to comply with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources.  All of the information concerning interest rate sensitivity is forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. Our ability to fully comply with all of the provisions of our memorandum of understanding, improve regulatory capital ratios, raise additional capital, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and in “Part II, Item 1A – Risk Factors” of this report; the timing and level of asset growth; changes in market interest rates, changes in FDIC assessment rates, changes in banking laws and regulations; changes in property values, asset quality and the financial capability of borrowers; actions of bank regulatory authorities; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Item                                                                         Description                                                                           Page

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	June 30,	December 31,
Assets	2010	2009
Cash and demand balances in other banks	$15,159	$10,047
Interest bearing balances with banks	54,693	115,247
Federal funds sold	-	295
Total cash and cash equivalents	69,852	125,589

Securities available for sale	109,466	92,146
FHLB Stock	2,992	2,992
Loans held for sale	18,583	7,979

Portfolio loans	622,812	650,053
Less allowance for loan losses	23,362	20,020
Net portfolio loans	599,450	630,033

Premises and equipment, net	11,710	12,332
Bank-owned life insurance	13,166	12,939
Accrued interest receivable and other assets	23,892	25,318
Total Assets	$849,111	$909,328

Liabilities
Deposits
Noninterest bearing	$106,271	$99,893
Interest bearing deposits	623,933	682,908
Total deposits	730,204	782,801

Federal funds purchased and other short term borrowings	7,683	-
FHLB advances payable	31,352	42,098
Accrued interest payable and other liabilities	3,475	3,562
Total Liabilities	772,714	828,461

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,207	20,158
Common stock and paid in capital, no par value; 10,000,000 shares authorized; 5,083,311 and 5,066,384 shares issued and outstanding, respectively	68,214	68,122
Accumulated deficit	(13,561)	(8,689)
Accumulated other comprehensive income, net of tax	1,537	1,276
Total Shareholders' Equity	76,397	80,867

Total Liabilities and Shareholders' Equity	$849,111	$909,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars, except per share data	June 30,		June 30,
Interest Income	2010	2009	2010	2009
Interest and fees on loans	$9,104	$10,191	$18,510	$20,332
Interest on securities
Taxable	561	447	1,015	967
Tax exempt	239	335	554	686
Interest on federal funds sold and balances with banks	58	34	131	51
Total interest income	9,962	11,007	20,210	22,036

Interest Expense
Interest on deposits	1,953	2,633	4,147	5,571
Interest on fed funds and other short term borrowings	55	-	55	-
Interest on FHLB advances	277	461	624	990
Total interest expense	2,285	3,094	4,826	6,561
Net Interest Income	7,677	7,913	15,384	15,475
Provision for loan losses	8,650	5,400	13,450	12,270
Net Interest Income (Loss) after Provision for Loan Losses	(973)	2,513	1,934	3,205

Noninterest Income
Service charges on deposit accounts	548	699	1,087	1,382
Wealth Management fee income	1,107	948	2,150	1,944
Gains (losses) on securities transactions	31	-	31	(13)
Income from loan sales and servicing	1,159	2,131	2,051	3,756
ATM, debit and credit card fee income	499	590	944	1,098
Income from bank-owned life insurance	113	123	226	245
Other income	252	222	444	384
Total noninterest income	3,709	4,713	6,933	8,796

Noninterest Expense
Salaries and employee benefits	4,053	4,761	7,991	9,367
Occupancy and equipment expense, net	1,297	1,307	2,633	2,656
External data processing	301	430	595	838
Advertising and marketing	153	160	320	398
Attorney, accounting and other professional fees	595	220	946	483
Director fees	89	112	177	224
Expenses relating to ORE property	539	221	854	631
FDIC insurance premiums	512	706	949	1,002
Goodwill impairment	-	-	-	3,469
Other expenses	759	782	1,492	1,652
Total noninterest expense	8,298	8,699	15,957	20,720
Loss Before Federal Income Tax	(5,562)	(1,473)	(7,090)	(8,719)
Federal income tax benefit	(2,063)	(711)	(2,782)	(3,258)
Net Loss	$(3,499)	$(762)	$(4,308)	$(5,461)

Preferred stock dividends and amortization	(283)	(282)	(564)	(515)
Loss available to common shareholders	$(3,782)	$(1,044)	$(4,872)	$(5,976)

Basic and diluted loss per share	$(0.74)	$(0.20)	$(0.95)	$(1.16)
Cash dividends declared per share of common stock	$-	$-	$-	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars	June 30,		June 30,
Total Shareholders' Equity	2010	2009	2010	2009
Balance at beginning of period	$79,829	$85,254	$80,867	$69,451

Net loss	(3,499)	(762)	(4,308)	(5,461)
Other comprehensive income:
Net change in unrealized gains (losses) on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	270	(12)	260	26
Total comprehensive loss	(3,229)	(774)	(4,048)	(5,435)

Preferred stock and warrants issued	-	-	-	20,600
Cash dividends paid on preferred shares	(258)	(258)	(515)	(340)
Cash dividends paid on common shares	-	-	-	(101)
Other common stock transactions	55	65	93	112
Balance at end of period	$76,397	$84,287	$76,397	$84,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(4,308)	$(5,461)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,186	992
Provision for loan losses	13,450	12,270
Gain on sale of loans	(1,537)	(3,502)
Proceeds from sales of loans originated for sale	83,624	197,283
Loans originated for sale	(92,691)	(202,593)
(Gains) losses on securities transactions	(31)	13
Change in deferred income taxes	(1,550)	(1,787)
Stock option expense	75	74
Increase in cash surrender value of bank-owned life insurance	(226)	(245)
Change in investment in limited partnership	(62)	(101)
Goodwill impairment	-	3,469
Change in accrued interest receivable and other assets	3,604	(892)
Change in accrued interest payable and other liabilities	124	291
Net cash from operating activities	1,658	(189)

Cash Flows from Investing Activities
Securities available for sale
Purchases	(37,650)	(24,380)
Sales	4,376	-
Maturities and calls	11,650	8,585
Principal payments	4,332	3,335
Net change in portfolio loans	16,073	8,986
Premises and equipment expenditures	(19)	(159)
Net cash from investing activities	(1,238)	(3,633)

Cash Flows from Financing Activities
Net change in deposits	(52,597)	41,735
Net change in fed funds sold and short term borrowings	7,683	-
Proceeds from FHLB advances	-	10,500
Principal payments on FHLB advances	(10,746)	(16,410)
Proceeds from issuance of preferred stock	-	20,600
Proceeds from other common stock transactions	18	37
Cash dividends paid on common and preferred	(515)	(441)
Net cash from financing activities	(56,157)	56,021
Net change in cash and cash equivalents	(55,737)	52,199

Cash and cash equivalents at beginning of year	125,589	18,472
Cash and cash equivalents at end of period	$69,852	$70,671

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,044	$6,700
Loans transferred to other real estate	1,060	930

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Bank Consolidation – Effective April 1, 2010, UBI completed the consolidation of its subsidiary banks, United Bank & Trust and United Bank & Trust – Washtenaw. Under the consolidation, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust.

Note 2 – Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume of loans, amount and composition of the loan portfolio, and other factors management believes to be relevant. The Company's past loan loss experience is determined by evaluating the average charge-offs over the most recent eight quarters. Prior to the fourth quarter of 2009, the Company determined its past loan loss experience by using a rolling twelve quarter historical approach. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis

Return to Cross Reference Table

of the borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Company's subsidiary bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or when the borrower is in bankruptcy. Loans in nonaccrual status are often also considered impaired. Impaired loans, or portions thereof, are charged off when management believes they are uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Note 3 - Securities

Securities classified as available for sale are reported at their fair values and the related net unrealized holding gain or loss is reported in other comprehensive income. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold. Balances of securities by category are shown below at June 30, 2010 and December 31, 2009. All securities are classified as available for sale.

At June 30, 2010	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury and agency securities	$34,737	$308	$-	$35,045
Mortgage backed agency securities	46,491	1,066	(33)	47,524
Obligations of states and political subdivisions	24,256	1,038	(54)	25,240
Corporate, asset backed and other debt securities	1,627	2	-	1,629
Equity securities	26	2	-	28
Total	$107,137	$2,416	$(87)	$109,466

At December 31, 2009
U.S. Treasury and agency securities	$31,846	$412	$(19)	$32,239
Mortgage backed agency securities	22,457	713	(28)	23,142
Obligations of states and political subdivisions	33,255	997	(141)	34,111
Corporate, asset backed and other debt securities	2,628	-	(5)	2,623
Equity securities	26	5	-	31
Total	$90,212	$2,127	$(193)	$92,146

The following tables show the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

At June 30, 2010	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed agency securities	$6,505	$(33)	$-	$-	$6,505	$(33)
Obligations of states and political subdivisions	-	-	957	(54)	957	(54)
Total	$6,505	$(33)	$957	$(54)	$7,462	$(87)

Return to Cross Reference Table

At December 31, 2009	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$10,105	$(19)	$-	$-	$10,105	$(19)
Mortgage backed agency securities	5,123	(28)	-	-	5,123	(28)
Obligations of states and political subdivisions	1,156	(41)	2,089	(100)	3,245	(141)
Corporate, asset backed and other debt securities	-	-	2,496	(5)	2,496	(5)
Total	$16,384	$(88)	$4,585	$(105)	$20,969	$(193)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2010. Loss from other than temporary impairment for 2009 consisted of a write-down of one equity security that was deemed to be impaired.

Sales activities for securities for the six month periods ended June 30, 2010 and 2009 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2010	2009	2010	2009
Sales proceeds	$4,376	$-	$4,376	$-
Gross gains on sales	38	-	38	-
Gross loss on sales	(7)	-	(7)	-
Loss from other than temporary impairment	-	-	-	(13)

The fair value of securities available for sale by contractual maturity as of June 30, 2010 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$29,752	$30,042
Due after one year through five years	72,740	74,498
Due after five years through ten years	4,052	4,269
Due after ten years	570	629
Equity securities	26	28
Total securities	$107,140	$109,466

Securities carried at $4,885,000 as of June 30, 2010 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, along with the percentage composition of the portfolio by type at June 30, 2010 and December 31, 2009.

Return to Cross Reference Table

	June 30, 2010		December 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$110,290	17.7%	$110,702	17.0%
Business, including commercial mortgages	374,609	60.2%	392,495	60.4%
Tax exempt	1,895	0.3%	3,005	0.5%
Residential mortgage	85,583	13.7%	86,417	13.3%
Construction and development	49,761	8.0%	56,706	8.7%
Deferred loan fees and costs	674	0.1%	728	0.1%
Total portfolio loans	$622,812	100.0%	$650,053	100.0%

Note 5 - Stock Options and Other Equity Awards

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Under the 2005 Plan, directors and management of the Company and subsidiaries were given the right to purchase stock of the Company at the then-current market price at the time the option is granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The 2005 Stock Option Plan expired effective January 1, 2010, and no additional options may be granted under the plan after that date.

On April 27, 2010, shareholders of the Company approved the United Bancorp, Inc. Stock Incentive Plan of 2010 (the "Incentive Plan"). The Incentive Plan permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of United Bancorp, Inc. and its subsidiaries. The purpose of the plan is to provide participants with an increased incentive to contribute to the long-term performance and growth of the Company and its subsidiaries, to join the interests of participants with the interests of the Company's shareholders through the opportunity for increased stock ownership and to attract and retain participants. The plan is further intended to provide flexibility to the Company in structuring long-term incentive compensation to best promote these objectives.

No incentive awards may be granted under the Incentive Plan on a date that is more than ten years after the Incentive Plan's effective date. The effective date of the Incentive Plan is February 25, 2010. Incentive awards may be granted under the Incentive Plan to participants for no cash consideration or for such minimum consideration as determined by the Compensation & Governance Committee. The Incentive Plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to the Employee Retirement Income Security Act of 1974 (ERISA).

Return to Cross Reference Table

The following is summarized option activity for the six months ended June 30, 2010 for the Company’s equity compensation plans:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2010	435,561	$20.98
Options granted	-	-
Options exercised	-	-
Options forfeited	(20,187)	22.61
Balance at June 30, 2010	415,374	$20.90

No incentive awards were granted, and no outstanding stock options were exercised, during the six-month period ended June 30, 2010. For stock options outstanding at June 30, 2010, the range of average exercise prices was $6.00 to $32.14 and the weighted average remaining contractual term was 5.78 years. At June 30, 2010, 218,402 options were exercisable. The Company recorded $75,000 in compensation expense related to vested stock options, less estimated forfeitures, for the six-month periods ended June 30, 2010 and 2009. As of the end of the second quarter of 2010, unrecognized compensation expense related to the stock options totaled $107,140 and is expected to be recognized over three years.

At June 30, 2010, the total options outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on June 30, 2010 and the exercise price of each option, multiplied by the number of in-the-money options held by each holder, assuming all option holders had exercised their stock options on June 30, 2010.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $574.2 million and $522.5 million at June 30, 2010 and December 31, 2009, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $573.3 million and $521.1 million at June 30, 2010 and December 31, 2009, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and six-month periods ended June 30, 2010 and 2009 are shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2010	2009	2010	2009
Balance at beginning of period	$3,953	$2,150	$3,775	$1,773
Amount capitalized	287	716	574	1,381
Amount amortized	(109)	(254)	(218)	(542)
Change in valuation allowance	(1)	325	(1)	325
Balance at June 30	$4,130	$2,937	$4,130	$2,937

Return to Cross Reference Table

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2010	2009	2010	2009
Balance at beginning of period	$1	$521	$1	$521
Additions	-	-	-	-
Reductions	(1)	(325)	(1)	(325)
Balance at June 30	$-	$196	$-	$196

The fair value of servicing rights was as follows:

In thousands of dollars	6/30/10	12/31/09
Fair value, January 1	$4,535	$1,772
Fair value, end of period	$4,858	$4,535

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars, except share data	2010	2009	2010	2009
Net loss	$(3,499)	$(762)	$(4,308)	$(5,461)
Less:
Accretion of discount on preferred stock	(25)	(24)	(49)	(43)
Dividends on preferred stock	(258)	(258)	(515)	(472)
Loss available to common shareholders	$(3,782)	$(1,044)	$(4,872)	$(5,976)

Basic loss:
Weighted average common shares outstanding	5,078,124	5,059,340	5,073,174	5,056,835
Weighted average contingently issuable shares	59,492	65,616	63,385	66,175
Total weighted average shares outstanding	5,137,616	5,124,956	5,136,559	5,123,010
Basic loss per share	$(0.74)	$(0.20)	$(0.95)	$(1.16)

Diluted loss:
Weighted average common shares outstanding from basic earnings per share	5,137,616	5,124,956	5,136,559	5,123,010
Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Total weighted average shares outstanding	5,137,616	5,124,956	5,136,559	5,123,010
Diluted loss per share	$(0.74)	$(0.20)	$(0.95)	$(1.16)

Return to Cross Reference Table

A total of 415,374 and 443,976 shares, respectively, for the three month periods, and 415,374 and 427,500 shares, respectively, for the six month periods, ended June 30, 2010 and 2009, subject to stock options granted, and 311,492 shares subject to warrants, are not included in the above calculations as they are non-dilutive as of the date of this report.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2010	2009	2010	2009
Net unrealized gain on securities available for sale	$409	$(18)	$395	40
Tax expense	140	(6)	135	14
Other comprehensive income	$269	$(12)	$260	$26

The components of accumulated other comprehensive income included in shareholders’ equity at June 30, 2010 and December 31, 2009 were as follows:

In thousands of dollars	6/30/09	12/31/09
Net unrealized gains on securities available for sale	$2,329	$1,934
Tax expense	792	658
Accumulated other comprehensive income	$1,537	$1,276

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

Return to Cross Reference Table

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at June 30, 2010 and December 31, 2009:

In thousands of dollars		Fair Value Measurements Using
June 30, 2010	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$35,045	$-	$35,045	$-
Mortgage backed agency securities	47,524	-	47,524	-
Obligations of states and political subdivisions	25,240	-	25,240	-
Corporate, asset backed and other debt securities	1,629	-	1,629	-
Equity securities	28	28	-	-
Total available for sale securities	$109,466	$28	$109,438	$-

December 31, 2009
Available for sale securities:
U.S. Treasury and agency securities	$32,239	$-	$32,239	$-
Mortgage backed agency securities	23,142	-	23,142	-
Obligations of states and political subdivisions	34,111	-	34,111	-
Corporate, asset backed and other debt securities	2,623	-	2,623	-
Equity securities	31	31	-	-
Total available for sale securities	$92,146	$31	$92,115	$-

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

Return to Cross Reference Table

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
In thousands of dollars	Fair Value	Level 1	Level 2	Level 3
Impaired Loans (Collateral Dependent)
June 30, 2010	$34,449	$-	$-	$34,449
December 31, 2009	26,881	-	-	26,881

The carrying amounts and estimated fair value of principal financial assets and liabilities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$69,852	$69,852	$125,589	$125,589
Securities available for sale	109,466	109,466	92,146	92,146
FHLB Stock	2,992	2,992	2,992	2,992
Loans held for sale	18,583	18,583	7,979	7,979
Net portfolio loans	599,450	604,507	630,033	632,831
Accrued interest receivable	3,057	3,057	3,349	3,349

Financial Liabilities
Total deposits	$(730,204)	$(735,243)	$(782,801)	$(787,443)
Short term borrowings	(7,683)	(7,683)	-	-
FHLB advances	(31,352)	(33,101)	(42,098)	(43,167)
Accrued interest payable	(711)	(711)	(930)	(930)

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

Return to Cross Reference Table

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

Short Term Borrowings – The carrying amounts are reasonable estimates of the fair values of these instruments at the respective balance sheet dates.

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

Note 11 – Accounting Developments

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets – In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC Topic 860, Accounting for Transfers of Financial Assets, which pertains to securitizations. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements. In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value

Return to Cross Reference Table

Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 9 - Disclosures About Fair Value of Assets and Liabilities. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April, 2010, FASB issued ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

Return to Cross Reference Table

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. (“United” or the “Company”)  and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and six month periods ended June 30, 2010 and 2009.

Background

The Company is a Michigan corporation and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act. The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve. The Bank offers a full range of banking services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities, electronic banking and bill payment, and money transfers.

United’s lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, check-credit loans, home equity loans, accounts receivable and inventory financing, equipment lease financing and construction financing. The Bank’s Treasury Management Division provides cash management services including remote deposit capture, Image Positive Pay, lockbox services, business sweep accounts and credit card and merchant services.

The UBT Wealth Management Group offers a variety of fiduciary services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services and pension paying agent services, and acts as the personal representative for estates. The Bank offers nondeposit investment products through licensed representatives in its banking offices, and sells credit and life insurance products and annuities.

The Bank operates United Structured Finance ("USFC"). USFC offers simple, effective financing solutions to small businesses, primarily by engaging in SBA 504 and 7(a) lending. The loans generated by USFC are typically sold on the secondary market. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides financing alternatives to clients of the Bank and non-bank clients.

Economic Trends
The seasonally adjusted unemployment rate for the State of Michigan at the end of May, 2010 was 13.6%, down from 14.1% at March 31, 2010. This represents the first time since April of 2006 that Michigan had not posted the highest unemployment level among the fifty states and the District of Columbia. The Lenawee County unemployment rate (not seasonally adjusted) of 15.0% also declined, but remains above Michigan's average level, while the Washtenaw County unemployment rate of 8.8% results in its ranking of one of the lowest in Michigan.

Return to Cross Reference Table

While some improvement has been noted in the economy, the Company's loan demand (other than for residential mortgages) continues to contract and loan quality has not improved significantly. Loan quality concerns are primarily concentrated in the areas of construction and residential real estate development, but also include a broader base of the Bank’s loan portfolios.

Other Developments

Memorandum of Understanding
On January 15, 2010, UBT entered into a Memorandum of Understanding ("MOU") with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”). The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total risk-based capital ratio at a minimum of 12% for the duration of the MOU. For additional information about the capital ratios of UBT, see the information under the heading "Regulatory Capital" below, which information is incorporated here by reference.

Executive Summary

United incurred a net loss for the second quarter of 2010  of $3.499 million, as ongoing loan quality issues resulted in continued elevated levels of the Company’s charge to its provision for loan losses. United’s net loss for the first six months of 2010 was $4.308 million, compared to a net loss of $5.461 million for the first six months of 2009. Noninterest income was down compared to 2009 levels, primarily as a result of a slowing of volume of mortgage loans sold on the secondary market. At the same time, the Company’s expenses continued to be considerably lower than 2009 levels, in spite of elevated costs related to ORE property and other professional fees. Net loss per share for the second quarter of 2010 was $0.74, and net loss per share for the first six months of 2010 was $0.95. Return on average shareholders’ equity for the second quarter of 2010 was -17.56% and was -10.80% for the first six months of 2010.

Net revenue consists of net interest income plus noninterest income. Net revenue was down 9.8% in the second quarter of 2010 as compared to the same quarter of 2009, and was down 8.1% for the first six months of 2010 compared to the same period in 2009. Noninterest expenses were down 4.6% in the second quarter compared to the second quarter of 2009, and were down 7.5% for the first six months of 2010 compared to the same period in 2009, excluding goodwill impairment.

The ongoing impact of previously-announced cost containment and reduction measures have helped to reduce noninterest expenses in 2010 compared to 2009. The Company did not pay in 2009, and has not paid in 2010, merit increases to its staff. Incentive compensation was not paid at the depressed level of earnings. In addition, effective July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to its 401(k) plan. In the fourth quarter of 2009, the Company implemented a number of staff reductions, which, along with attrition, is expected to result in annualized savings in excess of $1.0 million in 2010. Reductions were also made in Director fees for 2010.

Return to Cross Reference Table

Gross portfolio loans declined by $11.2 million, or 1.8%, from March 31, 2010. For the first six months of 2010, loans have decreased by $27.2 million, or 4.2%. For the first six months of 2010, $10.1 million of the reduction was the result of net charge-offs within the Company’s loan portfolio. In addition, in the second quarter of 2010, $9.2 million of portfolio loans were refinanced into SBA loans that are carried as loans held for sale at June 30, 2010, reducing portfolio loans but increasing loans held for sale. The remaining decline was a result of slowing of loan demand related to the troubled economic conditions in the region. At the same time, the Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. While these levels have declined from March 31, 2010 levels, the Company expects to maintain higher than normal levels of liquidity until portfolio loan volume improves and more attractive investment opportunities emerge. The reduction in liquid assets during the quarter, which resulted in part from a decline of $56.0 million in total deposits and FHLB advances, also resulted in improved net interest margin.

Financial Condition

Securities

Balances in the Company’s securities portfolio increased in the second quarter of 2010, reflecting a number of purchases in excess of maturities, calls and sales. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure of the portfolio, and liquidity needs of the Company. The table below reflects the percentage composition of the investment securities portfolio of the Company by type as of the end of the second quarter of 2010 and at December 31, 2009.

In thousands of dollars	6/30/10	12/31/09
U.S. Treasury and agency securities	32.0%	35.0%
Mortgage backed agency securities	43.4%	25.1%
Obligations of states and political subdivisions	23.1%	37.1%
Corporate, asset backed, and other debt securities	1.5%	2.8%
Equity securities	0.0%	0.0%
Total Investment Securities	100.0%	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

Changes in unrealized gains and losses are a result of changes in market interest rates on similar investments. The table below summarizes unrealized gains and losses in each category of the portfolio at June 30, 2010 and December 31, 2009.

Return to Cross Reference Table

Unrealized gains (losses)in thousands of dollars	6/30/10	12/31/09	Change
U.S. Treasury and agency securities	$308	$393	$(85)
Mortgage backed agency securities	1,033	685	348
Obligations of states and political subdivisions	984	856	128
Corporate, asset backed and other debt securities	2	(5)	7
Equity securities	2	5	(3)
Total investment securities	$2,329	$1,934	$395

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $3.0 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The Federal Home Loan Banks continue to record accounting impairments on their private label mortgage-backed securities portfolios, which they hold as long-term investments, and account for them on an amortized cost basis. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the FHLB capital levels and the resulting value of FHLBI stock.

The Company regularly reviews the credit quality of FHLBI stock for impairment. In spite of some accounting impairments on private-label mortgage-backed securities, FHLBI was profitable in 2009, and paid dividends for each quarter of the year. Based on these and other factors, the Company determined that no impairment of FHLBI stock was necessary as of June 30, 2010.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	Change this Quarter			YTD Change			12-Month Change
In thousands of dollars		$	%		$	%		$	%
Personal	$(122)		-0.1%	$(412)		-0.4%	$343		0.3%
Business, including commercial mortgages	(5,255)		-1.4%	(17,886)		-4.6%	(32,142)		-7.9%
Tax exempt	(1,081)		-36.3%	(1,110)		-36.9%	(587)		-23.7%
Residential mortgage	(1,446)		-1.7%	(834)		-1.0%	(3,991)		-4.5%
Construction and development	(3,286)		-6.2%	(6,945)		-12.2%	(18,334)		-26.9%
Deferred loan fees and costs	(12)		-1.7%	(54)		-7.4%	(48)		-6.6%
Total portfolio loans	(11,202)		-1.8%	$(27,241)		-4.2%	$(54,759)		-8.1%

Loan balances have declined by $11.2 million, or 1.8%, in the second quarter of 2010. Loan balances for the first six months of 2010 were down $27.2 million, or 4.2%, and were down $54.8 million, or 8.1%, over the twelve months ended June 30, 2010. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances have remained relatively flat, declining by 0.1% for the most recent quarter and increasing by 0.3% since June 30, 2009. Business loan balances were down 1.4% during the

Return to Cross Reference Table

most recent quarter, bringing decline for the first six months of 2010 to 4.6% and decline for the twelve months ended June 30, 2010 to 7.9%. The decline in business loans reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in its portfolio. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolio of the Bank. The Bank experienced significant volume in residential real estate mortgage financing during 2009, and this included the refinancing of some portfolio loans and sale of those loans on the secondary market. This resulted in a decline in residential mortgage balances on the Bank’s portfolios of 4.5% over the twelve months ended June 30, 2010. However, refinancing has slowed significantly in recent months, and portfolio balances of residential mortgages decreased by 1.7% in the second quarter of 2010 and 1.0% in the first six months of 2010.

Outstanding balances of loans for construction and development declined by $3.3 million in the second quarter, $6.9 million in the first six months of 2010, and $18.3 million since June 30, 2009. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

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

In thousands of dollars	06/30/10	12/31/09	06/30/09
Nonaccrual loans	$30,319	$26,188	$23,889
Accruing loans past due 90 days or more	1,557	5,474	2,020
Total nonperforming loans	31,876	31,662	25,909
Percent of nonperforming loans to total portfolio loans	5.12%	4.87%	3.82%
Allowance coverage of nonperforming loans	73.3%	63.2%	81.2%

Other assets owned	3,080	2,803	3,666
Total nonperforming assets	$34,956	$34,465	$29,575
Percent of nonperforming assets to total assets	4.11%	3.79%	3.35%

Accruing restructured loans	$11,266	$1,035	$1,638

Return to Cross Reference Table

Total nonaccrual loans have increased by $4.1 million since the end of 2009, while accruing loans past due 90 days or more have decreased by $3.9 million for the same period. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans, while the decrease in delinquency primarily reflects the move of delinquent borrowers to nonaccrual status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Total nonperforming loans increased by $214,000 since December 31, 2009. Total nonperforming loans as a percent of total portfolio loans moved from 4.87% at the end of 2009 to 5.12% at June 30, 2010, and the allowance coverage of nonperforming loans improved from 63.2% at December 31, 2009 to 73.3% at June 30, 2010.

Holdings of other assets owned increased by $277,000 since the end of 2009, but have declined by $586,000 over the twelve months ended June 30, 2010. Other real estate owned includes twenty-nine properties that were acquired through foreclosure or in lieu of foreclosure. The properties include twenty-one commercial properties, seven of which were the result of out-of-state loan participations, and five residential properties. One commercial property is leased, and all are for sale. Also included in these totals are other assets owned of $3,000, consisting of one motor vehicle, which is also for sale.

The following table reflects the changes in other assets owned during 2010.

In thousands of dollars	OREO	Other Assets	Total
Balance at January 1	$2,774	$29	$2,803
Additions	1,140	190	1,330
Sold	(225)	(77)	(302)
Write-downs	(612)	(139)	(751)
Balance at June 30	$3,077	$3	$3,080

Accruing restructured loans of $11.3 million at June 30, 2010 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $9.4 million of commercial loans that have been temporarily modified as interest-only loans without a sufficient corresponding increase in the interest rate. The average rate on these modified commercial loans was 6.62%, compared to 5.64% earned on the entire commercial loan portfolio in the second quarter of 2010.

Also included in accruing restructured loans are mortgage loans whose terms have been restructured at less than market terms and include rate modifications and forbearance. These totals consist of ten loans for a total of $1.9 million at June 30, 2010, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2009.

Return to Cross Reference Table

An analysis of the allowance for loan losses for the six months ended June 30, 2010 and 2009 follows:

In thousands of dollars	2010	2009
Balance at January 1	$20,020	$18,312
Loans charged off	(10,290)	(9,729)
Recoveries credited to allowance	182	197
Provision charged to operations	13,450	12,270
Balance at June 30	$23,362	$21,050
Allowance as % of total loans	3.75%	3.11%

The Company’s allowance for loan losses increased by $3.3 million during the first half of 2010. The increase reflects, in part, an increase in certain loss factors assumed in the Company’s general valuation allowance analysis. Net charge-offs during the second quarter of 2010 were $6.6 million, which included $2.2 million for the charge-off of a construction and land development loan which carried a specific allowance of $1.4 million as of March 31, 2010 but was further impaired as a result of an appraisal obtained during the second quarter of 2010. Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in its portfolio.

A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $47.7 million of impaired loans have been identified as of June 30, 2010, compared with $37.1 million as of June 30, 2009, and the specific allowance for impaired loans was $7.0 million at June 30, 2010, compared to $7.5 million at June 30, 2009. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in their loan portfolios.

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

The Interagency Policy Statement on the Allowance for Loan and Lease Losses issued in 2006 by Federal banking regulators indicates that “during periods of significant economic expansion or contraction, the relevance of data that are several years old may be limited.” Current economic conditions have resulted in significantly increasing charge-offs. Total net charge-offs as a percent of average loans for 2007 were 0.66%, increased to 1.28% in 2008, and increased further to 3.47% in 2009. For these reasons, the Company began using a rolling eight-quarter historical base effective with the fourth quarter of 2009.

Return to Cross Reference Table

Historically, the Company used three pools on which to apply historical loss experience methodology, those being business, residential mortgage and consumer loans. The Company’s construction and land development (“CLD”) portfolio has incurred significantly higher losses than the overall business portfolio, due to the more severe impact of the recession on the real estate development segment and the more pronounced drop in collateral value (i.e. raw land and residential real estate developments). It became apparent that the CLD loans were not representative of the overall business loan portfolio and should be analyzed separately. As a result, a fourth pool covering CLD loans for allocation of the allowance for loan losses was implemented as of December 31, 2009.

The following table presents the allocation of the allowance for loan losses applicable to each loan category as of June 30, 2010 and December 31, 2009. The allocation method used takes into account specific allocations for identified credits and a historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

In thousands of dollars	06/30/10	12/31/09
Business and commercial mortgage	$15,926	$12,221
Construction and development loans	3,955	5,164
Residential mortgage	1,402	760
Personal	2,079	1,875
Total	$23,362	$20,020

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, and make up a small percent of the personal loans.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Bank uses an independent loan review firm to assess the quality of its business loan portfolio.

CLD loans make up 8.0% of the Company’s loan portfolio. This sector of the economy has been particularly negatively impacted by declines in housing activity, and has had a disproportionate negative impact on the credit quality of the Company. The following table shows trends of CLD loans, along with ratios relating to their relative credit quality at June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Total Loans	CLD Loans		Total Loans	CLD Loans
Dollars in thousands		Balance	% of Total		Balance	% of Total
Balances	$622,812	$49,761	8.0%	$650,053	$56,706	8.7%
Impaired loans	47,738	12,909	27.0%	36,160	14,441	39.9%
Specific allowance	7,034	1,487	21.1%	5,775	2,097	36.3%
YTD Net Charge-offs	10,108	3,987	39.4%	24,063	14,379	59.8%
Nonperforming loans ("NPL")	31,876	11,383	35.7%	31,662	14,138	44.7%
NPL as % of loans	5.1%	22.9%		4.9%	24.9%

Return to Cross Reference Table

While CLD loans totaled $49.8 million at June 30, 2010 and made up 8.0% of total portfolio loans, they represented 35.7% of the Company’s nonperforming loans. Charge-offs of CLD loans were 39.4% of total charge-offs in the first half of 2010. Currently impaired CLD loans, in addition to the specific allowance of $1.5 million, have been partially charged down by $13.1 million. As can be seen in the following tables, currently impaired loans represent 41.5% of the total CLD loans, and the Company has provided for loan losses on impaired CLD loans of 56.2% of the balance of such loans at June 30, 2010.

	CLD Loans
Dollars in thousands	Total	Impaired	% of Total
Balances at June 30, 2010	$49,671	$12,909
Cumulative partial charge-offs	13,139	13,139
Loan balance before charge-offs	$62,810	$26,048	41.5%

Cumulative loss on impaired CLD loans is shown below.

Dollars in thousands	CLD
Cumulative partial charge-offs	$13,139
Specific allowance at June 30, 2010	1,487
Cumulative loss on impaired loans	$14,626
Percent of impaired loans	56.2%

Deposits

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

In thousands of dollars	Change This Quarter		YTD Change
Noninterest bearing	$4,430	4.3%	$6,378	6.4%
Interest bearing deposits	(56,162)	-8.3%	(58,975)	-8.6%
Total deposits	$(51,732)	-6.6%	$(52,597)	-6.7%

Deposit balances have declined by $52.6 million, or 6.7% during the first half of 2010. Of that, substantially all of the decline was in the second quarter of 2010. In the most recent quarter, demand deposit balances increased by $4.4 million while all other categories of deposits declined by $56.2 million. This decline during the quarter resulted in part from seasonal declines in public funds balances, along with a reduction in wholesale and out of market deposits.

The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products. The majority of the Bank’s deposits are derived from core client sources, relating to long term relationships with local personal, business and public clients. In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Bank's deposit rates are consistently competitive with other banks in its market areas.

Return to Cross Reference Table

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $3.499 million in the second quarter of 2010, resulting primarily from a substantial provision to the Company’s allowance for loan losses, professional fees and charges relating to ORE. The net loss for the first six months of 2010 was $4.308 million, which is an improvement from the net loss of $5.461 million incurred during the first six months of 2009. An after-tax goodwill impairment charge of $2.44 million was taken in the first quarter of 2009.

Net interest income for the second quarter of 2010 was substantially unchanged from the first quarter of 2010, and was down 3.0% compared to the second quarter of 2009. For the first half of 2010, net interest income was down 0.6% compared to the same period of 2009. Noninterest income for the most recent quarter declined by 21.3% from the second quarter of 2009, and was down 21.2% for the first half of 2010 compared to the same period in 2009. Within those decreases, income from loan sales and servicing provided the largest portion of the declines. Noninterest income represented 32.6% of the Company’s net revenues for the second quarter and 31.1% for the first six months of 2010, down from 37.3% and 36.2%, respectively, for the same periods of 2009.

Total noninterest expenses for the second quarter of 2010 were down 4.6% and were down 7.5% for the first six months of 2010 from the same period in 2009, excluding the first quarter 2009 goodwill impairment charge. While professional fees and expenses related to nonperforming loans have increased, reductions in other categories of expense have more than offset those increases. In particular, reductions in salaries and employee benefit costs reflect cost containment and reduction measures previously mentioned, including a number of staff reductions undertaken in December, 2009.

The Company’s provision for loan losses of $8.650 million in the second quarter of 2010 was up from $5.40 million for the second quarter of 2009. For the first half of 2010, the provision of $13.45 million was 9.6% higher than the provision for the same period of 2009.

Return on average assets (“ROA”) for the second quarter of 2010 was -1.60%, compared to -0.34% for the second quarter of 2009. ROA for the first six months of 2010 of -0.97% was improved from -1.25% for the same period in 2009. Return on average shareholders’ equity (“ROE”) for the most recent quarter was
-17.56%, compared to -3.54% for the same quarter of 2009. ROE for the first half of 2010 of -10.80% was improved from -12.88% for the same period in 2009, which included a charge for goodwill impairment.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

Return to Cross Reference Table

	2010		2009
in thousands of dollars, where appropriate	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net interest income	$7,677	$7,707	$8,180	$7,860	$7,913
Provision for loan losses	8,650	4,800	5,300	8,200	5,400
Noninterest income	3,709	3,224	4,022	4,081	4,713
Noninterest expense	8,298	7,659	7,953	8,443	8,699
Federal income tax provision	(975)	(719)	(569)	(1,812)	(711)
Net loss	(3,499)	(809)	(482)	(2,890)	(762)
Loss per common share	$(0.74)	$(0.21)	$(0.15)	$(0.61)	$(0.20)
Return on average assets (a)	-1.60%	-0.36%	-0.21%	-1.28%	-0.34%
Return on average shareholders' equity (a)	-17.56%	-4.05%	-2.34%	-13.48%	-3.54%
Net interest margin	3.76%	3.69%	3.84%	3.77%	3.88%

(a) annualized

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. While this information is not consistent with, or intended to replace, presentation under GAAP, it is presented here for comparison. The Company's pre-tax, pre-provision ROA declined from 1.76% for the second quarter of 2009 to 1.41% for the quarter ended June 30, 2010. Pre-tax, pre-provision ROA for the first half of 2010 was 1.42%, compared to 1.61% for the same period of 2009. The following table shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Interest income	$9,962	$11,007	-9.5%	$20,210	$22,036	-8.3%
Interest expense	2,285	3,094	-26.1%	4,826	6,561	-26.4%
Net interest income	7,677	7,913	-3.0%	15,384	15,475	-0.6%
Noninterest income	3,709	4,713	-21.3%	6,933	8,796	-21.2%
Noninterest expense (1)	8,298	8,699	-4.6%	15,957	17,251	-7.5%
Pre-tax, pre-provision income	$3,088	$3,927	-21.4%	$6,360	$7,020	-9.4%
Pre-tax, pre-provision ROA	1.41%	1.76%	-0.35%	1.42%	1.61%	-0.19%

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income

Declining interest rates over the past two years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased by 9.5% in the first quarter of 2010 and 8.3% in the first half of 2010 compared to the same period in 2009, while interest expense decreased 26.1% and 26.4% for the same periods in 2010. This resulted in a decrease in net interest income of 3.0% for the second quarter of 2010 and 0.6% for the first six months of 2010 when compared to the same periods of 2009.

The Company has also experienced a modest decline in its net interest margin over the past several quarters. Net interest margin of 3.76% for the second quarter of 2010 was down from 3.88% for the second quarter of 2009, and net interest margin of 3.71% for the first half of 2010 was down from 3.86% from the same period of 2009. At the same time, net interest margin for the most recent quarter of 3.76% improved from 3.69% for the first quarter of 2010, as a result of

Return to Cross Reference Table

a reduction in FHLB advances and higher-cost deposits, combined with a corresponding reduction in short-term interest bearing assets.

Tax-equivalent yields on earning assets declined from 5.42% for the first six months of 2009 to 4.84% for the same period of 2010, for a reduction of 58 basis points. The Company's average cost of funds decreased by 58 basis points during the same period, and tax equivalent spread of 3.48% remained unchanged for the first six months of 2009 and 2010. The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin.

	Six Months Ended June 30,
	2010			2009
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$103,916	$131	0.25%	$42,286	$51	0.24%
Taxable investments	69,540	1,015	2.94%	55,285	967	3.53%
Tax exempt securities (b)	27,914	814	5.80%	34,609	1,018	5.93%
Taxable loans	646,229	18,439	5.75%	699,231	20,275	5.85%
Tax exempt loans (b)	2,556	105	8.27%	2,518	84	6.74%
Total int. earning assets (b)	850,155	20,504	4.84%	833,929	22,395	5.42%
Less allowance for loan losses	(20,887)			(20,630)
Other assets	64,401			61,169
Total Assets	$893,669			$874,468

Liabilities and Shareholders' Equity
NOW and savings deposits	356,178	765	0.43%	330,584	920	0.56%
Other interest bearing deposits	316,191	3,383	2.16%	305,256	4,651	3.07%
Total int. bearing deposits	672,369	4,148	1.24%	635,840	5,571	1.77%
Short term borrowings	509	55	4.86%	-	-	0.00%
Other borrowings	34,413	623	3.74%	46,960	990	4.25%
Total int. bearing liabilities	707,291	4,826	1.36%	682,800	6,561	1.94%
Noninterest bearing deposits	102,017			103,623
Other liabilities	3,898			2,547
Shareholders' equity	80,463			85,498
Total Liabilities and
Shareholders' Equity	$893,669			$874,468
Net interest income (b)		15,678			15,834
Net spread (b)			3.48%			3.48%
Net yield on interest earning assets (b)			3.71%			3.86%
Tax equivalent adjustment on interest income		(294)			(359)
Net interest income per income statement		$15,384			$15,475
Ratio of interest earning assets to interest bearing liabilities			1.20			1.22

(a)		Non-accrual loans and overdrafts are included in the average balances of loans
(b)		Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)		Annualized

Return to Cross Reference Table

The following table demonstrates the effect of volume and interest rate changes on net interest income on a taxable equivalent basis for the six months ended June 30, 2010 and 2009. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds & equivalents	$78	$2	$80	$132	$(202)	$(70)
Taxable investments	227	(179)	48	129	(316)	(187)
Tax exempt securities	(183)	(21)	(204)	(54)	16	(38)
Taxable loans	(1,505)	(331)	(1,836)	1,326	(2,892)	(1,566)
Tax exempt loans	1	20	21	(4)	3	(1)
Total interest income	$(1,382)	$(509)	$(1,891)	$1,529	$(3,391)	$(1,862)

Interest paid on:
Now and savings deposits	69	(224)	(155)	154	(1,434)	(1,280)
Other interest bearing deposits	163	(1,431)	(1,268)	512	(1,549)	(1,037)
Short term borrowings	55	-	55	(76)	-	(76)
Other borrowings	(253)	(114)	(367)	16	(105)	(89)
Total interest expense	$34	$(1,769)	$(1,735)	$606	$(3,088)	$(2,482)
Net change in net interest income	$(1,416)	$1,260	$(156)	$923	$(303)	$620

Changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

Provision for Loan Losses
The Company’s provision for loan losses for the second quarter of 2010 was $8.65 million, up from $4.8 million for the first quarter of 2010 and $5.40 million for the second quarter of 2009. The provision provides for probable incurred losses inherent in the current portfolio.

The increase in the provision for loan losses for the second quarter of 2010 over the amounts for the first quarter of 2010 and the second quarter of 2009 resulted primarily from increases in certain loss factors assumed in the Company’s general valuation allowance analysis, as well as from an extensive appraisal evaluation process of collateral securing impaired loans. In addition, the Company began recognizing losses on specific residential mortgage loans in the process of foreclosure at an earlier point in the foreclosure process, in accordance with recently provided regulatory guidance. This resulted in an increase in the portion of the Company’s allowance for loan losses determined by measurement of the impairment in groups of loans with similar characteristics, and resulted in a corresponding increase in the Company’s provision for loan losses during the most recent quarter of approximately $667,000.

Return to Cross Reference Table

As the southeast Michigan real estate markets and the economy in general experience further deterioration, the loan portfolio of the Bank is affected by loans to a number of residential real estate developers that are struggling to meet their financial obligations. Loans in the Bank's residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions.

Generally, lot sales by the developers/borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Bank has continued to closely monitor the impact of economic circumstances on their lending clients, and is working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income
Total noninterest income decreased by 21.3% for the second quarter of 2010 and 21.2% for the first half of 2010 compared to the same periods of 2009, principally as a result of a slowing of volumes of loans sold on the secondary market. The following table summarizes changes in noninterest income by category for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Service charges on deposit accounts	$548	$699	-21.6%	$1,087	$1,382	-21.3%
Wealth Management fee income	1,107	948	16.8%	2,150	1,944	10.6%
Gains (losses) on securities transactions	31	-	100.0%	31	(13)
Income from loan sales and servicing	1,159	2,131	-45.6%	2,051	3,756	-45.4%
ATM, debit and credit card fee income	499	590	-15.4%	944	1,098	-14.0%
Income from bank-owned life insurance	113	123	-8.1%	226	245	-7.8%
Other income	252	222	13.5%	444	384	15.6%
Total noninterest income	$3,709	$4,713	-21.3%	$6,933	$8,796	-21.2%

Service charges on deposit accounts were down 21.6% in the second quarter of 2010 and 21.3% in the first six months of 2010 compared to the same periods a year earlier. Substantially all of the decline in service charges in the current quarter and the first half of 2010 was due to a reduction in NSF and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Bank’s offices. Wealth Management Group income was improved by 16.8% in the second quarter of 2010 and 10.6% for the six months ended June 30, 2010 compared to 2009.

Return to Cross Reference Table

Income from loan sales and servicing was down by 45.6% in the second quarter of 2010 and was down 45.4% for the first half of 2010 compared to the same periods of 2009. This decline was primarily a result of two factors. First, the Company’s income from loan sales and servicing includes income from gains on the sale of SBA loans. Implementation of Accounting Standards Update ASU 2009-16, Accounting for Transfers of Financial Assets (formerly Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140) resulted in 90-day delay in recognition of income on the sale of SBA 7a loans effective January 1, 2010. Revenue of $674,000 was deferred in the second quarter of 2010 and is expected to be recognized in the third quarter of 2010.

Second, the Company’s volume of rate-driven refinancing of residential mortgages has slowed in the past nine months, resulting in a reduction of the volume of mortgage loans sold in the secondary market and a corresponding decline in gains on the sale of those loans. The Bank generally markets its production of fixed rate long-term residential mortgages in the secondary market, and retains adjustable rate mortgages for its portfolios.

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market. In addition, the guaranteed portion of SBA loans originated by USFC is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2010	2009	2010	2009
Residential mortgage sales and servicing	$1,129	$2,039	$1,994	$3,567
USFC commercial loan sales and servicing	30	92	57	189
Total income from loan sales and servicing	$1,159	$2,131	$2,051	$3,756

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates nineteen ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was down overall in the second quarter and first half of 2010 compared to the same periods of 2009.

Income from bank-owned life insurance (“BOLI”) decreased 8.1% in the most recent quarter and 7.8% in the first half of 2010 as compared to the same periods of 2009. The change reflects decreases in interest crediting rates during the last half of 2009. Other fee income consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category of noninterest income improved by $30,000 in the second quarter of 2010 and $60,000 in the first half of 2010 compared to the same periods of 2009.

Return to Cross Reference Table

Noninterest Expense
The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Salaries and employee benefits	$4,053	$4,761	-14.9%	$7,991	$9,367	-14.7%
Occupancy and equipment expense, net	1,297	1,307	-0.8%	2,633	2,656	-0.9%
External data processing	301	430	-30.0%	595	838	-29.0%
Advertising and marketing	153	160	-4.4%	320	398	-19.6%
Attorney, accounting and other professional fees	595	220	170.5%	946	483	95.9%
Director fees	89	112	-20.5%	177	224	-21.0%
Expenses relating to ORE property	539	221	143.9%	854	631	35.3%
FDIC insurance premiums	512	706	-27.5%	949	1,002	-5.3%
Goodwill impairment	-	-	0.0%	-	3,469	-100.0%
Other expenses	759	782	-2.9%	1,492	1,652	-9.7%
Total noninterest expense	$8,298	$8,699	-4.6%	$15,957	$20,720	-23.0%

Most categories of noninterest expense declined during the second quarter and first half of 2010 compared to the same periods of 2009. The most significant decline was in compensation costs, which were $708,000 lower, or 14.9% less than the same quarter one year earlier. For the first six months of 2010, salaries and benefits were 14.7% lower than the first six months of 2009. Salaries and benefits are the Company’s largest single area of expense. Compensation expenses during the first half of 2009 included commissions and other compensation costs of generating income from loan sales and servicing during a time when mortgage activity remained high. In addition, the Company’s cost containment initiatives implemented late in 2009 and in 2010 have further reduced compensation costs in the most recent quarter and in the first six months of 2010.

Occupancy and equipment expenses were down slightly in the second quarter and first six months of 2010 compared to the same periods of 2009. External data processing costs were also down, reflecting changes made in providers of some specific services for the Bank late in 2009. Advertising and marketing expenses decreased by 4.4% for the quarter and 19.6% for the first six months of 2010 compared to the same periods last year, as a result of the Company’s cost-containment efforts. Attorney, accounting and other professional fees were up 170.5% for the second quarter of 2010 and 95.9% for the first six months of 2010 compared to the same periods of 2009. While much of the increase represents attorney and appraisal fees related to the Bank’s credit issues, the Company also incurred data processing conversion costs during the most recent quarter relating to the consolidation of the Company’s subsidiary banks.

Expenses related to ORE property continue to make up an increasing portion of the Company’s expenses, and were up 143.9% for the second quarter of 2010 compared to the same quarter of 2009. For the first six months of 2010, this category of expense was 35.3% higher than for the same period of 2009. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of these properties resulted in losses of $421,000 in the second quarter of 2010 and $612,000 for the six months ended June 30, 2010. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Bank’s experience with increased foreclosures resulting from the weakened economy.

Return to Cross Reference Table

FDIC insurance costs for the second quarter of 2010 declined by 27.5% compared to the second quarter of 2009, which included a FDIC special assessment for that quarter. FDIC insurance costs for the first six months of 2010 are 5.3% lower than the same periods of 2009, as a result of lower base charges, a decrease in quarter-end deposit balances and the special assessment in 2009. As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 10 to the condensed consolidated financial statements above.

Federal Income Tax

The Company's effective tax rate was 37.7% for the second quarter of 2010 and 39.2% for the first six months of 2010, compared with 48.3% and 37.4% for the same periods in 2009. The effective tax rates for 2010 and 2009 were a calculated benefit based upon a pre-tax loss. The effective rates were higher than the Company’s expected tax rate as the benefit from tax-exempt income more than offset the portion of goodwill impairment and other expenses that were not deductible for tax purposes.

While the Company had a loss for both book and tax purposes for 2009, the Company had taxable income from 2007 and 2008 that was utilized for the Company’s tax loss in 2009. The Company’s net deferred tax asset was $8.0 million at June 30, 2010. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, Management has determined that no valuation allowance was required at June 30, 2010.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. At times, the Bank utilizes short-term interest-bearing balances with banks as a substitute for excess federal funds.

The Company’s balances in federal funds sold and other short-term investments were $54.7 million at June 30, 2010, compared to $115.5 million at December 31, 2009 and $55.4 million at June 30, 2009. The decrease in the current quarter resulted from a reduction of funding during the second quarter of 2010, as the Bank reduced its FHLB advances and wholesale funding, and experienced seasonal reductions in public funds deposit balances. Although liquidity levels have declined during the second quarter of 2010, they remain relatively strong during this period of economic uncertainty.

Return to Cross Reference Table

The Company’s funding is primarily provided by deposits and FHLB advances. The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during the first six months of 2010 or during 2009.

The Company’s balance sheet includes short-term borrowings of $7.7 million at June 30, 2010. This figure represents the secured borrowing portion of SBA 7a loans held for sale, as a result of implementation of adoption of ASU 2009-16. Those changes result in qualifying loans being carried as loans held for sale, while the sold portion of the loans is carried as secured borrowing for a 90-day period.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the second quarter of 2010, the Bank procured no new advances and repaid $4.2 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding of $10.7 million since December 31, 2009.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets.

On January 15, 2010, UBT entered into the MOU with the FDIC and OFIR. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 capital ratio level required to comply with its MOU within the timeframe provided by the Memorandum of Understanding, and management and the Boards of the Company and the Bank are evaluating alternatives to reach and maintain a 9% level.

Return to Cross Reference Table

United is in the process of developing a capital plan and  is actively identifying available alternatives to increase the Company’s capital and bring the Bank’s regulatory capital to the level prescribed in the MOU. Management has engaged an independent consulting firm to help the Bank assess the risk in its loan portfolio, an important step in supporting our capital planning efforts. The Company has consulted with legal counsel regarding capital alternatives and has engaged an investment banking firm to advise the Board of Directors in connection with the company’s strategic planning and consideration of possible strategies to improve the Company’s capital position.

The Company continues to communicate its efforts to the FDIC and OFIR. Management and the Board have not determined at what point it will be able to exceed a 9% Tier 1 capital ratio. Achievement of this ratio could be impacted positively or negatively as a result of certain uncertainties, including, but not limited to, provisions for loan losses, earnings levels, changing economic conditions, asset quality and property values. Failure of the Bank to comply with the terms of its MOU could result in additional regulatory actions against the Bank. These actions could include requiring the Bank to enter into a consent order or other written agreement, subjecting the Bank to a cease and desist order, removal of directors, officers and employees, imposition of civil money penalties, and other regulatory actions. Without additional capital, the Bank could also be forced to curtail operations and reduce its assets and deposits, which could diminish the value of the Bank’s franchise and cause it to be unable to respond to business opportunities. The Board of Directors is committed to the goal of returning the Bank’s capital levels to those prescribed by the MOU.

The following table shows information about the Company's and the Banks’ capital ratios and amounts compared to regulatory requirements at June 30, 2010 and December 31, 2009. Effective April 1, 2010, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of June 30, 2010
Tier 1 Capital to Average Assets
Consolidated	$71,197	8.1%	$35,034	4.0%	N/A	N/A	N/A	N/A
Bank	68,443	7.8%	35,006	4.0%	43,757	5.0%	78,763	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	71,197	11.6%	24,734	4.0%	N/A	N/A	N/A	N/A
Bank	68,443	11.1%	24,784	4.0%	37,176	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	79,080	12.9%	49,468	8.0%	N/A	N/A	N/A	N/A
Bank	76,341	12.4%	49,568	8.0%	61,959	10.0%	74,351	12.0%

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of December 31, 2009
Tier 1 Capital to Average Assets
Consolidated	$78,076	8.6%	$36,108	4.0%	N/A	N/A	N/A	N/A
UBT	37,590	7.3%	20,495	4.0%	25,618	5.0%	N/A	N/A
UBTW	33,506	8.7%	15,487	4.0%	19,358	5.0%	N/A	N/A

Tier 1 Capital to Risk Weighted Assets
Consolidated	78,076	11.9%	26,219	4.0%	N/A	N/A	N/A	N/A
UBT	37,590	11.2%	13,376	4.0%	20,064	6.0%	N/A	N/A
UBTW	33,506	10.6%	12,694	4.0%	19,041	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	86,416	13.2%	52,438	8.0%	N/A	N/A	N/A	N/A
UBT	41,872	12.5%	26,752	8.0%	33,440	10.0%	N/A	N/A
UBTW	37,517	11.8%	25,388	8.0%	31,735	10.0%	N/A	N/A

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
 Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The bank is currently subject to higher requirements by its regulators.

(3)	Represents requirements by the Bank's regulators under terms of the MOU.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on page A-22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. See “Forward-Looking Statements.”

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

Return to Cross Reference Table

submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information
Item 1A – Risk Factors

The following risk factor updates the disclosure of risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

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
August 23, 2010

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
10.1
United Bancorp, Inc. Stock Incentive Plan of 2010. Previously filed with the Commission on March 17, 2010 as Attachment B to United Bancorp, Inc.’s definitive proxy statement for the 2010 annual meeting of shareholders. Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table