Form 10-Q
period 2010-09-30
UNITED BANCORP INC /MI/
filed 2010-10-22
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

As of October 22, 2010, there were outstanding 5,083,311 shares of the registrant's common stock, no par value.

Cross Reference Table

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, future capital levels, capital raising activities (including the successful completion of the proposed offering of our common stock), dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to successfully consolidate our subsidiary banks, the benefits of the bank consolidation on our clients, bank co-workers and the local communities in which we operate, our ability to comply with our memorandum of understanding, the potential results of the Bank’s recently completed regulatory examination as of June 1, 2010, the effects on earnings of changes in interest rates and the future level of other revenue sources.  All of the information concerning interest rate sensitivity is forward-looking.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, in our Form S-1 Registration Statement filed with the Commission on October 1, 2010 under the heading “Risk Factors,” and in “Part II, Item 1A – Risk Factors” of this report; the timing and level of asset

Cross Reference Table

growth; changes in market interest rates, changes in FDIC assessment rates, changes in banking laws and regulations; changes in property values, asset quality and the financial capability of borrowers; actions of bank regulatory authorities; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; the impact of possible future litigation; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; changes in value and credit quality of investment securities; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Cross Reference Table

Part I – Financial Information
Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	September 30,	December 31,
Assets	2010	2009
Cash and demand balances in other banks	$14,761	$10,047
Interest bearing balances with banks	80,053	115,247
Federal funds sold	-	295
Total cash and cash equivalents	94,814	125,589

Securities available for sale	109,489	92,146
FHLB Stock	2,992	2,992
Loans held for sale	15,674	7,979

Portfolio loans	604,284	650,053
Less allowance for loan losses	23,491	20,020
Net portfolio loans	580,793	630,033

Premises and equipment, net	11,443	12,332
Bank-owned life insurance	13,279	12,939
Accrued interest receivable and other assets	24,184	25,318
Total Assets	$852,668	$909,328

Liabilities
Deposits
Noninterest bearing	$100,381	$99,893
Interest bearing deposits	640,121	682,908
Total deposits	740,502	782,801

Federal funds purchased and other short term borrowings	1,625	-
FHLB advances payable	30,339	42,098
Accrued interest payable and other liabilities	2,807	3,562
Total Liabilities	775,273	828,461

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,232	20,158
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 5,083,311 and 5,066,384 shares issued and outstanding, respectively	68,269	68,122
Accumulated deficit	(12,816)	(8,689)
Accumulated other comprehensive income, net of tax	1,710	1,276
Total Shareholders' Equity	77,395	80,867

Total Liabilities and Shareholders' Equity	$852,668	$909,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

In thousands of dollars, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2010	2009	2010	2009
Interest and fees on loans	$9,157	$9,943	$27,667	$30,275
Interest on securities
Taxable	572	462	1,587	1,429
Tax exempt	218	329	772	1,015
Interest on federal funds sold and balances with banks	46	41	177	92
Total interest income	9,993	10,775	30,203	32,811

Interest Expense
Interest on deposits	1,680	2,475	5,827	8,046
Interest on fed funds and other short term borrowings	68	-	123	-
Interest on FHLB advances	281	440	905	1,430
Total interest expense	2,029	2,915	6,855	9,476
Net Interest Income	7,964	7,860	23,348	23,335
Provision for loan losses	3,150	8,200	16,600	20,470
Net Interest Income (Loss) after Provision for Loan Losses	4,814	(340)	6,748	2,865

Noninterest Income
Service charges on deposit accounts	549	694	1,636	2,076
Wealth Management fee income	1,177	1,045	3,327	2,989
Gains (losses) on securities transactions	-	-	31	(13)
Income from loan sales and servicing	2,219	1,405	4,270	5,161
ATM, debit and credit card fee income	491	601	1,435	1,699
Income from bank-owned life insurance	114	125	340	370
Other income	262	211	706	595
Total noninterest income	4,812	4,081	11,745	12,877

Noninterest Expense
Salaries and employee benefits	4,502	4,268	12,493	13,635
Occupancy and equipment expense, net	1,296	1,323	3,929	3,979
External data processing	304	439	899	1,277
Advertising and marketing	154	174	474	572
Attorney, accounting and other professional fees	424	354	1,370	837
Director fees	88	112	265	336
Expenses relating to ORE property	394	828	1,248	1,496
FDIC insurance premiums	456	332	1,405	1,334
Goodwill impairment	-	-	-	3,469
Other expenses	697	613	2,189	2,228
Total noninterest expense	8,315	8,443	24,272	29,163
Income (Loss) Before Federal Income Tax	1,311	(4,702)	(5,779)	(13,421)
Federal income tax (benefit)	284	(1,812)	(2,498)	(5,070)
Net Income (Loss)	$1,027	$(2,890)	$(3,281)	$(8,351)

Preferred stock dividends and amortization	(283)	(282)	(847)	(797)
Income (Loss) Available to Common Shareholders	$744	$(3,172)	$(4,128)	$(9,148)

Basic and diluted earnings (loss) per share	$0.14	$(0.62)	$(0.81)	$(1.78)
Cash dividends declared per share of common stock	$-	$-	$-	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

In thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
Total Shareholders' Equity	2010	2009	2010	2009
Balance at beginning of period	$76,397	$84,287	$80,867	$69,451

Net income (loss)	1,027	(2,890)	(3,281)	(8,351)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	173	763	433	790
Total comprehensive income (loss)	1,200	(2,127)	(2,848)	(7,561)

Preferred stock and warrants issued	-	-	-	20,600
Cash dividends paid on preferred shares	(258)	(258)	(772)	(598)
Cash dividends paid on common shares	-	-	-	(101)
Other common stock transactions	56	63	148	174
Balance at end of period	$77,395	$81,965	$77,395	$81,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(3,281)	$(8,351)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,894	1,581
Provision for loan losses	16,600	20,470
Gain on sale of loans	(3,624)	(4,607)
Proceeds from sales of loans originated for sale	163,090	256,695
Loans originated for sale	(167,161)	(254,998)
(Gains) losses on securities transactions	(31)	13
Change in deferred income taxes	(1,544)	(3,477)
Stock option expense	113	112
Increase in cash surrender value of bank-owned life insurance	(340)	(370)
Change in investment in limited partnership	(13)	(180)
Goodwill impairment	-	3,469
Change in accrued interest receivable and other assets	4,267	(833)
Change in accrued interest payable and other liabilities	(529)	(1,051)
Net cash from operating activities	9,441	8,473

Cash Flows from Investing Activities
Securities available for sale
Purchases	(58,764)	(34,028)
Sales	4,376	-
Maturities and calls	29,360	10,000
Principal payments	7,661	4,774
Net change in portfolio loans	30,393	7,954
Premises and equipment expenditures	(72)	(333)
Net cash from investing activities	12,954	(11,633)

Cash Flows from Financing Activities
Net change in deposits	(42,299)	74,150
Net change in fed funds sold and short term borrowings	1,625	-
Proceeds from FHLB advances	-	10,500
Principal payments on FHLB advances	(11,759)	(18,422)
Proceeds from issuance of preferred stock	-	20,600
Proceeds from other common stock transactions	35	62
Cash dividends paid on common and preferred	(772)	(699)
Net cash from financing activities	(53,170)	86,191
Net change in cash and cash equivalents	(30,775)	83,031

Cash and cash equivalents at beginning of year	125,589	18,472
Cash and cash equivalents at end of period	$94,814	$101,503

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,078	$9,883
Loans transferred to other real estate	2,247	980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Bank Consolidation – Effective April 1, 2010, the Company completed the consolidation of its subsidiary banks, United Bank & Trust and United Bank & Trust – Washtenaw. Under the consolidation, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust.

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage

Cross Reference Table

loans secured by other properties are evaluated individually for impairment. When credit analysis of the borrower's operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Company's subsidiary bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or when the borrower is in bankruptcy. Loans in nonaccrual status are often also considered impaired. Impaired loans, or portions thereof, are charged off when management believes they are uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Note 3 - Securities

Securities classified as available for sale are reported at their fair values and the related net unrealized holding gains or losses are reported in other comprehensive income. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold. Balances of securities by category are shown below at September 30, 2010 and December 31, 2009. All securities are classified as available for sale.

At September 30, 2010	Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury and agency securities	$26,266	$347	$(12)	$26,601
Mortgage backed agency securities	54,754	984	(168)	55,570
Obligations of states and political subdivisions	24,226	1,431	-	25,657
Corporate, asset backed and other debt securities	1,627	6	-	1,633
Equity securities	26	2	-	28
Total	$106,899	$2,770	$(180)	$109,489

At December 31, 2009
U.S. Treasury and agency securities	$31,846	$412	$(19)	$32,239
Mortgage backed agency securities	22,457	713	(28)	23,142
Obligations of states and political subdivisions	33,255	997	(141)	34,111
Corporate, asset backed and other debt securities	2,628	-	(5)	2,623
Equity securities	26	5	-	31
Total	$90,212	$2,127	$(193)	$92,146

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

At September 30, 2010	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$6,130	$(12)	$-	$-	$6,130	$(12)
Mortgage backed agency securities	$22,524	$(168)	$-	$-	$22,524	$(168)
Total	$28,654	$(180)	$-	$-	$28,654	$(180)

Cross Reference Table

At December 31, 2009	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$10,105	$(19)	$-	$-	$10,105	$(19)
Mortgage backed agency securities	5,123	(28)	-	-	5,123	(28)
Obligations of states and political subdivisions	1,156	(41)	2,089	(100)	3,245	(141)
Corporate, asset backed and other debt securities	-	-	2,496	(5)	2,496	(5)
Total	$16,384	$(88)	$4,585	$(105)	$20,969	$(193)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2010. Loss from other than temporary impairment for 2009 consisted of a write-down of one equity security that was deemed to be impaired.

Sales activity for securities for the three and nine month periods ended September 30, 2010 and 2009 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of dollars	2010	2009	2010	2009
Sales proceeds	$-	$-	$4,376	$-
Gross gains on sales	-	-	38	-
Gross loss on sales	-	-	(7)	-
Loss from other than temporary impairment	-	-	-	(13)

The fair value of securities available for sale by contractual maturity as of September 30, 2010 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$14,018	$14,314
Due after one year through five years	88,235	90,040
Due after five years through ten years	4,050	4,441
Due after ten years	570	666
Equity securities	26	28
Total securities	$106,899	$109,489

Securities carried at $5,002,000 as of September 30, 2010 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Cross Reference Table

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, along with the percentage composition of the portfolio by type at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$109,856	18.2%	$110,702	17.0%
Business, including commercial mortgages	363,056	60.0%	392,495	60.4%
Tax exempt	2,189	0.4%	3,005	0.5%
Residential mortgage	84,682	14.0%	86,417	13.3%
Construction and development	43,909	7.3%	56,706	8.7%
Deferred loan fees and costs	592	0.1%	728	0.1%
Total portfolio loans	$604,284	100.0%	$650,053	100.0%

Note 5 - Stock Options and Other Equity Awards

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Under the 2005 Plan, directors and management of the Company and subsidiaries were given the right to purchase stock of the Company at the then-current market price at the time the option was granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The 2005 Stock Option Plan expired effective January 1, 2010, and no additional options may be granted under the plan.

On April 27, 2010, shareholders of the Company approved the United Bancorp, Inc. Stock Incentive Plan of 2010 (the "Incentive Plan"). The Incentive Plan permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of the Company and its subsidiaries. The purpose of the plan is to provide participants with an increased incentive to contribute to the long-term performance and growth of the Company and its subsidiaries, to join the interests of participants with the interests of the Company's shareholders through the opportunity for increased stock ownership and to attract and retain participants. The plan is further intended to provide flexibility to the Company in structuring long-term incentive compensation to best promote these objectives.

No incentive awards may be granted under the Incentive Plan after February 25, 2020. Incentive awards may be granted under the Incentive Plan to participants for no cash consideration or for such minimum consideration as determined by the Company’s Compensation & Governance Committee. The Incentive Plan is not qualified under Section 401(a) of the Internal Revenue Code and is not subject to the Employee Retirement Income Security Act of 1974 (ERISA).

Cross Reference Table

The following is summarized option activity for the nine months ended September 30, 2010 for the Company’s equity compensation plans:

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance at January 1, 2010	435,561	$20.98
Options granted	-	-
Options exercised	-	-
Options forfeited	(20,187)	22.61
Balance at September 30, 2010	415,374	$20.90

No incentive awards were granted, and no outstanding stock options were exercised, during the nine-month period ended September 30, 2010. For stock options outstanding at September 30, 2010, the range of average exercise prices was $6.00 to $32.14 and the weighted average remaining contractual term was 5.53 years. At September 30, 2010, 330,732 options were vested. None of these options were “in-the-money” as of September 30, 2010, as the exercise price on each of these options was higher than the market value of United common stock. The Company recorded $112,500 in compensation expense related to vested stock options, less estimated forfeitures, for the nine-month periods ended September 30, 2010 and 2009. As of the end of the third quarter of 2010, unrecognized compensation expense related to the stock options totaled $133,911 and is expected to be recognized over three years.

At September 30, 2010, the total options outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on September 30, 2010 and the exercise price of each option, multiplied by the number of in-the-money options held by each holder, assuming all option holders had exercised their stock options on September 30, 2010.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $608.3 million and $522.5 million at September 30, 2010 and December 31, 2009, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $605.0 million at September 30, 2010 and $521.1 million at December 31, 2009, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and nine-month periods ended September 30, 2010 and 2009 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of dollars	2010	2009	2010	2009
Balance at beginning of period	$4,130	$2,937	$3,775	$1,773
Amount capitalized	554	500	1,128	1,881
Amount amortized	(277)	(144)	(497)	(686)
Change in valuation allowance	-	148	1	473
Balance at September 30	$4,407	$3,441	$4,407	$3,441

Cross Reference Table

Activity in the valuation allowance was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of dollars	2010	2009	2010	2009
Balance at beginning of period	$-	$196	$1	$521
Additions	-	1	-	1
Reductions	-	(149)	(1)	(474)
Balance at September 30	$-	$48	$-	$48

The fair value of servicing rights was as follows:

In thousands of dollars	9/30/10	12/31/09
Fair value, January 1	$4,535	$1,772
Fair value, end of period	$5,123	$4,535

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of dollars, except share data	2010	2009	2010	2009
Net income (loss)	$1,027	$(2,890)	$(3,281)	$(8,351)
Less:
Accretion of discount on preferred stock	(25)	(24)	(74)	(67)
Dividends on preferred stock	(258)	(258)	(773)	(730)
Income (loss) available to common shareholders	$744	$(3,172)	$(4,128)	$(9,148)

Basic income (loss):
Weighted avg. common shares outstanding	5,083,311	5,059,340	5,076,590	5,057,661
Weighted avg. contingently issuable shares	54,666	69,706	60,479	67,351
Total weighted avg. shares outstanding	5,137,977	5,129,046	5,137,069	5,125,012
Basic income (loss) per share	$0.14	$(0.62)	$(0.81)	$(1.78)

Cross Reference Table

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Diluted income (loss):
Weighted avg. common shares outstanding from basic earnings per share	5,137,977	5,129,046	5,137,069	5,125,012
Dilutive effect of stock options	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Total weighted avg. shares outstanding	5,137,977	5,129,046	5,137,069	5,125,012
Diluted income (loss) per share	$0.14	$(0.62)	$(0.81)	$(1.78)

A total of 415,374 and 438,571 shares, respectively, for the three month periods, and 415,374 and 417,223 shares, respectively, for the nine month periods, ended September 30, 2010 and 2009, subject to stock options granted, and 311,492 shares subject to warrants, are not included in the above calculations as they were non-dilutive as of September 30, 2010.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2010	2009	2010	2009
Net unrealized gain on securities available for sale (net of reclassification adjustments of $0, $0, $31 and ($13), respectively)	$262	$1,157	$657	1,197
Tax expense	89	394	224	407
Other comprehensive income (loss)	$173	$763	$433	$790

The components of accumulated other comprehensive income included in shareholders’ equity at September 30, 2010 and December 31, 2009 were as follows:

In thousands of dollars	9/30/10	12/31/09
Net unrealized gains on securities available for sale	$2,590	$1,934
Tax expense	880	658
Accumulated other comprehensive income	$1,710	$1,276

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

Cross Reference Table

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at September 30, 2010 and December 31, 2009:

In thousands of dollars		Fair Value Measurements Using
September 30, 2010	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$26,601	$-	$26,601	$-
Mortgage backed agency securities	55,570	-	55,570	-
Obligations of states and political subdivisions	25,657	-	25,657	-
Corporate, asset backed and other debt securities	1,633	-	1,633	-
Equity securities	28	28	-	-
Total available for sale securities	$109,489	$28	$109,461	$-

December 31, 2009
Available for sale securities:
U.S. Treasury and agency securities	$32,239	$-	$32,239	$-
Mortgage backed agency securities	23,142	-	23,142	-
Obligations of states and political subdivisions	34,111	-	34,111	-
Corporate, asset backed and other debt securities	2,623	-	2,623	-
Equity securities	31	31	-	-
Total available for sale securities	$92,146	$31	$92,115	$-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
In thousands of dollars	Fair Value	Level 1	Level 2	Level 3
Impaired Loans (Collateral Dependent)
September 30, 2010	$36,915	$-	$-	$36,915
December 31, 2009	26,881	-	-	26,881

The carrying amounts and estimated fair value of principal financial assets and liabilities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$94,814	$94,814	$125,589	$125,589
Securities available for sale	109,489	109,489	92,146	92,146
FHLB Stock	2,992	2,992	2,992	2,992
Loans held for sale	15,674	15,674	7,979	7,979
Net portfolio loans	580,793	588,385	630,033	632,831
Accrued interest receivable	2,900	2,900	3,349	3,349

Financial Liabilities
Total deposits	$(740,502)	$(746,117)	$(782,801)	$(787,443)
Short term borrowings	(1,625)	(1,625)	-	-
FHLB advances	(30,339)	(32,255)	(42,098)	(43,167)
Accrued interest payable	(706)	(706)	(930)	(930)

Cross Reference Table

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

Note 10 – Intangible Assets

In 2009, management performed an impairment evaluation to identify potential impairment of goodwill carried by the Company’s subsidiary banks. As a result of the impairment evaluation, a goodwill impairment charge was taken in the first quarter of 2009 for the Company’s entire book value of goodwill of $3.469 million. This non-cash charge was recorded as a component of noninterest expense. The goodwill on the books of the banks originally resulted from the acquisition of various banking offices between 1992 and 1999.

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

Cross Reference Table

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

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.

Cross Reference Table

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forUnited Bancorp, Inc. (“United” or the “Company”)  and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and nine month periods ended September 30, 2010 and 2009.

Background

The Company is a Michigan corporation and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956. The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve.

United is a community based financial services company that strives to provide financial solutions to the markets and clients that we serve based on their unique circumstances and needs. The Company provides services through the Bank's system of sixteen banking offices, one trust office, and twenty automated teller machines, located in Washtenaw, Lenawee and Monroe Counties, Michigan. United’s corporate headquarters are located in Ann Arbor, Michigan.

The Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking, NOW accounts, savings, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing.. Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans.

The Bank’s Wealth Management Group is a key focus of the Company’s growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities.

The Bank operates United Structured Finance Company ("USFC"). USFC offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources.

Cross Reference Table

Economic Trends

United’s primary market area is in Washtenaw, Lenawee, and Monroe Counties in southeastern Michigan, and generally encompasses the Ann Arbor metropolitan area.

While Michigan has the second highest unemployment rate in the United States (as of August 2010), the unemployment rate has shown an improving trend for the past several quarters. In addition, nonfarm payrolls for August 2010 have remained relatively stable over the past three months and as compared to August 2009. The Michigan August 2010 seasonally-adjusted unemployment rate of 13.1% was the lowest monthly rate since March 2009 and the August 2010 unadjusted rate of 12.9% was the second lowest monthly rate since February 2009. Despite the loss of 50,300 nonfarm payroll jobs in August 2010, offsetting job gains made in July 2010, Michigan lost only 13,400 jobs between January 2010 and August 2010, representing a significant decrease from the 212,700 jobs lost during the same period of 2009. Washtenaw County had the third lowest unadjusted unemployment rate in the state and the second lowest unadjusted unemployment rate in the Lower Peninsula at 8.8% for August 2010. The City of Ann Arbor also maintained a lower unadjusted unemployment rate than the entire state at 9.3% for August 2010. Both Washtenaw County and the City of Ann Arbor have maintained lower unadjusted unemployment rates than the entire state throughout the last decade, and continue to do so. In addition, University of Michigan economists expect positive private sector job growth in 2011, which would be the first year of positive private sector employment growth in a decade.

It appears that the Michigan housing market is beginning to show signs of stabilization. Based on U.S. Census data, Michigan housing building permits through July 2010 are up approximately 37.7% from the same period last year. In the Ann Arbor metropolitan area, housing building permits are up approximately 75% through August 2010 compared to the same period in 2009.

The Michigan Economic Activity Index equally weighs nine, seasonally adjusted coincident indicators of real economic activity that reflect activity in the construction, manufacturing and service sectors as well as job growth and consumer outlays. The index is measured on a scale of 110. The index rose three points in July 2010 reaching a level of 87, representing the index's highest value in over two years. The index has also experienced a 16 point growth over the last year, which is the largest year-to-year growth since December 2004.

Washtenaw County had a population of approximately 347,563 for 2009 and is projected to grow by approximately 2.58% from 2009-2020 and approximately 9.38% from 2009-2035. Washtenaw County had a median household income of approximately $59,000 for 2008, which was the third highest in the state.

The economic base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total employment, in large part due to the University of Michigan and the University of Michigan Medical Center.

Cross Reference Table

The economic base of Lenawee and Monroe Counties is primarily agricultural and light manufacturing, with their manufacturing sectors exhibiting moderate dependence on the automotive industry. Lenawee County had a population of approximately 100,000 for 2009 and a median household income of approximately $51,000 for 2008. Monroe County had a population of approximately 153,000 for 2009 and a median household income of approximately $58,000 for 2008. Lenawee County had an unadjusted unemployment rate of 14.7% for August 2010 and Monroe County had an unadjusted unemployment rate of 12.9% for that same month.

While some improvement has been noted in the economy, the Company's loan demand (other than for residential mortgages) continues to contract and loan quality has not improved significantly. Loan quality concerns are primarily concentrated in the areas of construction and residential real estate development, but also include a broader base of the Bank’s loan portfolios.

Other Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding ("MOU") with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”). The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR that, among other things: (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU, and will maintain its total risk-based capital ratio at a minimum of 12% for the duration of the MOU. At September30, 2010, United was not in compliance with the minimum Tier 1 capital ratio required by the MOU.

For additional information about the capital ratios of UBT, see the information under the heading "Regulatory Capital" below, which information is incorporated here by reference.

UBT’s primary regulators, OFIR and the FDIC, recently conducted a regulatory examination of UBT as of June 1, 2010. While we have had our exit meeting and continue to have conversations with our regulators, we do not yet know the final results of the regulatory examination. As a result of the regulatory examination, it is possible that the terms of UBT's MOU could be revised to impose additional or more restrictive requirements on it. It is also possible that UBT could be required to enter into a negotiated Consent Order with OFIR and the FDIC or be subject to other, potentially more severe, regulatory actions.

Registration Statement

At a special meeting of shareholders on September 23, 2010, United shareholders overwhelmingly approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares. In order to obtain additional capital necessary to, among other things, provide a foundation for future growth and the capital necessary to comply with the terms of the MOU, on October 1, 2010, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission in connection with a proposed $25,000,000 offering of its common stock. The registration statement relating to these securities is not yet effective, and the Company cannot

Cross Reference Table

provide assurance as to the timing or success of the proposed offering or the amount of proceeds, if any, that the Company will be able to raise from it. This report does not constitute an offer of any securities for sale.

Executive Summary

The Company produced consolidated net income of $1.027 million in the third quarter of 2010, as a result of strong pre-tax, pre-provision income and reduced levels of provision to the Company’s allowance for loan losses. The net loss for the first nine months of 2010 was $3.281 million, which is an improvement from the net loss of $8.351 million incurred during the first nine months of 2009. An after-tax goodwill impairment charge of $2.44 million was taken in the first quarter of 2009.

Net income per share for the third quarter of 2010 was $0.14, and net loss per share for the first nine months of 2010 was $0.81. Return on average shareholders’ equity for the third quarter of 2010 was 5.25% and was -5.52% for the first nine months of 2010. Pre-tax, pre-provision return on average assets was 1.64% for the nine month period ended September 30, 2010.

Net revenue consists of net interest income plus noninterest income. The Company’s net revenue was up 7.0% in the third quarter of 2010 as compared to the same quarter of 2009, and was down 3.1% for the first nine months of 2010 compared to the same period in 2009. Noninterest income for the third quarter of 2010 improved by 17.9% compared to the same quarter of 2009. During the nine month period ended September 30, 2010, United’s non-interest income equaled 33.5% of operating revenues.

The Company’s expenses for the three and nine month periods ended September 30, 2010 were lower than during the same periods in 2009, in spite of elevated costs related to ORE property and other professional fees. Noninterest expenses were down 1.5% in the third quarter of 2010 compared to the quarter ended September 30, 2009, and were down 5.5% for the first nine months of 2010 compared to the same period in 2009, excluding goodwill impairment.

The Company’s provision for loan losses of $3.15 million for the third quarter of 2010 was at its lowest level in eight quarters. The Company’s provision for loan losses for the third quarter of 2010 continued its trend of covering net charge-offs.

Gross portfolio loans declined by $18.5 million, or 3.0%, from June 30, 2010. For the first nine months of 2010, loans have decreased by $45.8 million, or 7.0%. During that same period, $13.1 million of the reduction was the result of net charge-offs within the Company’s loan portfolio. The remaining decline was a result of our continued focus of improving our capital ratios and the slowing of loan demand related to the troubled economic conditions in the region. At the same time, the Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge. The reduction in average balances of liquid assets during the third quarter of 2010, which resulted in part from a year to date decline of $54.1 million in total deposits and FHLB advances, also resulted in improved net interest margin. As part of its capital ratio improvement initiatives,

Cross Reference Table

United has not replaced maturing FHLB advances or wholesale deposits in the first nine months of 2010.

Financial Condition

Securities

Balances in the Company’s securities portfolio increased in the third quarter of 2010, reflecting a number of purchases in excess of maturities, calls and sales. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure of the portfolio, and liquidity needs of the Company. The table below reflects the percentage composition of the investment securities portfolio of the Company by type at September 30, 2010 and December 31, 2009.

In thousands of dollars	9/30/10	12/31/09
U.S. Treasury and agency securities	24.3%	35.0%
Mortgage backed agency securities	50.8%	25.1%
Obligations of states and political subdivisions	23.4%	37.1%
Corporate, asset backed, and other debt securities	1.5%	2.8%
Equity securities	0.0%	0.0%
Total Investment Securities	100.0%	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage securities or structured notes that the Company believes to be “high risk.”

Changes in unrealized gains and losses are a result of changes in market interest rates on similar investments. The table below summarizes unrealized gains and losses in each category of the portfolio at September 30, 2010 and December 31, 2009.

Unrealized gains (losses)in thousands of dollars	9/30/10	12/31/09	Change
U.S. Treasury and agency securities	$335	$393	$(58)
Mortgage backed agency securities	816	685	131
Obligations of states and political subdivisions	1,431	856	575
Corporate, asset backed and other debt securities	6	(5)	11
Equity securities	2	5	(3)
Total investment securities	$2,590	$1,934	$656

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $3.0 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The Federal Home Loan Banks continue to record accounting impairments on their private label mortgage-backed securities portfolios, which they hold as long-term investments, and account for them on an amortized cost basis. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting

Cross Reference Table

purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of September 30, 2010.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	Change this Quarter		YTD Change		12-Month Change
In thousands of dollars	$	%	$	%	$	%
Personal	$(434)	-0.4%	$(846)	-0.8%	$(893)	-0.8%
Business, including commercial mortgages	(11,553)	-3.1%	(29,439)	-7.5%	(42,885)	-10.6%
Tax exempt	294	15.5%	(816)	-27.2%	(867)	-28.4%
Residential mortgage	(901)	-1.1%	(1,735)	-2.0%	(2,526)	-2.9%
Construction and development	(5,852)	-11.8%	(12,797)	-22.6%	(23,686)	-35.0%
Deferred loan fees and costs	(82)	-12.2%	(136)	-18.7%	(165)	-21.8%
Total portfolio loans	$(18,528)	-3.0%	$(45,769)	-7.0%	$(71,022)	-10.5%

Loan balances have declined by $18.5 million, or 3.0%, in the third quarter of 2010. Loan balances for the first nine months of 2010 were down $45.8 million, or 7.0%, and were down $71.0 million, or 10.5%, over the twelve months ended September 30, 2010. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances have declined by 0.4% for the third quarter of 2010 and 0.8% year to date. Business loan balances were down 3.1% during the three months ended September 30, 2010, bringing decline for the first nine months of 2010 to 7.5% and decline for the twelve months ended September 30, 2010 to 10.6%. The decline in business loans reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in its portfolio. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolio of the Bank. The Bank experienced significant volume in residential real estate mortgage financing during 2009, and this included the refinancing of some portfolio loans and sale of those loans on the secondary market. Refinancing activity had slowed in the first two quarters of 2010, but increased significantly in the third quarter of 2010. Portfolio balances of residential mortgages decreased by 1.1% in the third quarter of 2010 and 2.0% in the first nine months of 2010.

The Bank’s loan portfolio includes $11.0 million of purchased participations in loans originated by other institutions. These participations represent 1.8% of total loans. Of those participation loans, 69.1% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Cross Reference Table

Outstanding balances of loans for construction and development declined by $5.9 million, or 11.8%, in the third quarter of 2010, $12.8 million, or 22.6%, in the first nine months of 2010, and $23.7 million, or 35.0%, since September 30, 2009. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

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

In thousands of dollars	9/30/10	6/30/10	3/31/10	12/31/09	09/30/09
Nonaccrual loans	$27,680	$30,319	$29,712	$26,188	$30,017
Accruing loans past due 90 days or more	1,926	1,557	1,930	5,474	3,711
Total nonperforming loans	29,606	31,876	31,642	31,662	33,728
Nonperforming loans % of total portfolio loans	4.90%	5.12%	4.99%	4.87%	4.99%
Allowance coverage of nonperforming loans	79.3%	73.3%	67.5%	63.2%	77.1%

Other assets owned	3,686	3,080	3,353	2,803	2,986
Total nonperforming assets	$33,292	$34,956	$34,995	$34,465	$36,714
Nonperforming assets % of total assets	3.90%	4.12%	3.88%	3.79%	4.04%

Loans delinquent 30-89 days	$10,019	$11,048	$11,369	$7,814	$11,059

Accruing restructured loans (1)
Business, including commercial mortgages	$11,275	$11,425	$11,546	$11,268	$11,776
Construction and development	4,058	4,058	4,086	3,281	3,281
Residential mortgage	1,911	1,916	1,885	1,035	-
Total accruing restructured loans	$17,244	$17,399	$17,517	$15,584	$15,057

(1)	Prior period amounts have been revised to reflect the retrospective application of more definitive regulatory guidance.

Total nonaccrual loans have increased by $1.5 million, or 5.7%, since the end of 2009, while accruing loans past due 90 days or more have decreased by $3.5 million, or 64.8%, for the same period. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans. While the decrease in delinquency primarily reflects the move of delinquent borrowers to nonaccrual status, improvement was also a result of the move of some clients to current status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Cross Reference Table

Total nonperforming loans declined by $2.1 million, or 6.5%, since December 31, 2009. Total nonperforming loans as a percent of total portfolio loans moved from 4.87% at the end of 2009 to 4.90% at September 30, 2010, and the allowance coverage of nonperforming loans improved from 63.2% at December 31, 2009 to 79.3% at September 30, 2010.

Other assets owned includes other real estate owned and other repossessed assets, including automobiles, boats and other personal property. Holdings of other assets owned increased by $883,000 since the end of 2009. At September 30, 2010, other real estate owned included thirty-six properties that were acquired through foreclosure or in lieu of foreclosure. The properties included twenty-three commercial properties, eight of which were the result of out-of-state loan participations, and thirteen residential properties. Three commercial properties are leased, and all are for sale. All of the Bank’s balances in other assets owned at September 30, 2010 were of other real estate owned.

The following table reflects the changes in other assets owned during 2010.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$2,774	$29	$2,803
Additions	2,247	256	2,503
Sold	(582)	(94)	(676)
Write-downs	(753)	(191)	(944)
Balance at September 30	$3,686	$-	$3,686

Accruing restructured loans of $17.2 million at September 30, 2010 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $15.3 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. This category also includes $4.1 million of construction and development loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. United does not typically lower the interest rate and does not forgive principal or interest as part of the modification. United frequently obtains additional collateral, guarantor support or an increase in the rate when granting a principal deferral. The average yield on these modified commercial loans was 5.91%, compared to 5.75% earned on the entire commercial loan portfolio in the third quarter of 2010.

The second category included in accruing restructured loans are mortgage loans whose terms have been restructured at less than market terms and include rate modifications and forbearance. These totals consist of ten loans for a total of $1.9 million at September 30, 2010, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2009.

Cross Reference Table

An analysis of the allowance for loan losses for the nine months ended September 30, 2010 and 2009 follows:

In thousands of dollars	2010	2009
Balance at January 1	$20,020	$18,312
Loans charged off	(13,738)	(13,000)
Recoveries credited to allowance	609	221
Provision charged to operations	16,600	20,470
Balance at September 30	$23,491	$26,003
Allowance as % of total loans	3.89%	3.85%

For the first nine months of 2010, net charge-offs of $13.1 million resulted in a 2.73% annualized net charge-off rate, compared with 3.47% for all of 2009. The Company’s allowance for loan losses increased by $3.5 million during the first nine months of 2010. A significant portion of the increase occurred in the second quarter of 2010, primarily as a result of increases in certain loss factors assumed in the Company’s general valuation allowance analysis. The allowance as a percent of total loans has increased from 3.08% at December 31, 2009 to 3.89% at September 30, 2010. Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in its portfolio.

A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $52.7 million of impaired loans have been identified as of September 30, 2010, compared with $44.5 million as of September 30, 2009, and the specific allowance for impaired loans was $7.3 million at September 30, 2010, compared to $12.0 million at September 30, 2009. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

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

The following table presents the allocation of the allowance for loan losses applicable to each loan category as of September 30, 2010 and December 31, 2009. The allocation method used takes into account specific allocations for identified credits and a historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio. The percentages shown reflect the total allocation for each category as a percent of the outstanding loan balances in that category.

	September 30, 2010		December 31, 2009
Dollars in thousands	Allocation	% of Loans	Allocation	% of Loans
Business and commercial mortgage	$14,764	4.16%	$12,221	3.10%
Construction and development loans	3,675	9.53%	5,164	10.10%
Residential mortgage	2,618	2.91%	760	0.82%
Personal	2,434	2.01%	1,875	1.67%
Total	$23,491	3.89%	$20,020	3.08%

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

CLD loans include residential and non-residential construction and development loans. Residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a

Cross Reference Table

market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

CLD loans made up 7.3% of the Company’s loan portfolio at September 30, 2010. This sector of the economy has been particularly negatively impacted by declines in housing activity, and has had a disproportionate negative impact on the credit quality of the Company. The following table shows trends of CLD loans, along with ratios relating to their relative credit quality at September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Total Loans	CLD Loans		Total Loans	CLD Loans
Dollars in thousands		Balance	% of Total		Balance	% of Total
Balances	$604,284	$43,909	7.3%	$650,053	$56,706	8.7%
Impaired loans	52,655	15,625	29.7%	36,160	14,441	39.9%
Specific allowance	7,341	1,758	23.9%	5,775	2,097	36.3%
YTD Net Charge-offs	13,129	4,786	36.5%	24,063	14,379	59.8%
Nonperforming loans ("NPL")	29,606	11,286	38.1%	31,662	14,138	44.7%
NPL as % of loans	4.9%	25.7%		4.9%	24.9%

While balances of CLD loans totaled $43.9 million at September 30, 2010 and made up 7.3% of total portfolio loans, they represented 38.1% of the Company’s nonperforming loans. Charge-offs of CLD loans were 36.5% of total charge-offs in the first nine months of 2010. Currently impaired CLD loans, in addition to the specific allowance of $1.8 million, have been partially charged down by $11.9 million. As can be seen in the following tables, currently impaired loans represented 49.3% of the total CLD loans, and the Company has provided for loan losses on impaired CLD loans of 49.6% of the balance of such loans at September 30, 2010.

	CLD Loans
Dollars in thousands	Total	Impaired	% of Total
Balances at September 30, 2010	$43,909	$15,625
Cumulative partial charge-offs	11,880	11,880
Loan balance before charge-offs	$55,789	$27,505	49.3%

Cumulative loss on impaired CLD loans is shown below.

Dollars in thousands	CLD
Cumulative partial charge-offs	$11,880
Specific allowance at September 30, 2010	1,758
Cumulative loss on impaired loans	$13,638
Percent of impaired loans	49.6%

Cross Reference Table

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At September 30, 2010, core deposits accounted for 96.8% of total deposits, as compared to 95.2% at December 31, 2009. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

In thousands of dollars	Change this Quarter		YTD Change
Noninterest bearing	$(5,890)	-5.5%	$488	0.5%
Interest bearing deposits	16,188	2.6%	(42,787)	-6.3%
Total deposits	$10,298	1.4%	$(42,299)	-5.4%

Deposit balances have grown by $10.3 million, or 1.4% in the third quarter of 2010, but have declined by $42.3 million, or 5.4% during the first nine months of 2010. Of that, substantially all of the decline was in the second quarter of 2010. In the most recent quarter, demand deposit balances decreased by $5.9 million while all other categories of deposits grew by $16.2 million.

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

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $1.027 million in the third quarter of 2010, as a result of strong pre-tax, pre-provision income and reduced levels of provision to the Company’s allowance for loan losses. The net loss for the first nine months of 2010 was $3.281 million, which is an improvement from the net loss of $8.351 million incurred during the first nine months of 2009. An after-tax goodwill impairment charge of $2.44 million was taken in the first quarter of 2009.

Net interest margin improved from 3.76% for the quarter ended June 30, 2010 to 3.97% for the quarter ended September 30, 2010. Strong net interest margin for the third quarter of 2010 more than offset a decline in loan balances, and resulted in net interest income improvement over the levels achieved in the second quarter of 2010 and the third quarter of 2009.  For the first nine months of 2010, net interest income was up 0.1% compared to the same period of 2009. Noninterest income for the most recent quarter improved by 17.9% from the third quarter of

Cross Reference Table

2009, but was down 8.8% for the first nine months of 2010 compared to the same period in 2009. Noninterest income represented 37.7% of the Company’s net revenues for the third quarter of 2010 and 33.5% for the first nine months of 2010, compared to 34.2% and 35.6%, respectively, for the same periods of 2009.

Total noninterest expenses for the third quarter of 2010 were down 1.5% and were down 5.5% for the first nine months of 2010 from the same period in 2009, excluding the first quarter 2009 goodwill impairment charge. While professional fees and expenses related to nonperforming loans have increased, reductions in other categories of expense have more than offset those increases. In particular, year to date salaries and employee benefit costs reflect cost containment and reduction measures previously mentioned, including a number of staff reductions undertaken in December, 2009. At the same time, compensation costs increased in the third quarter of 2010 as a result of commission expense relating to an increased volume of loans originated and sold on the secondary market during the quarter.

The Company’s provision for loan losses of $3.15 million in the third quarter of 2010 was down from $8.20 million for the third quarter of 2009. For the first nine months of 2010, the Company’s provision for loan losses of $16.60 million was 18.9% lower than the provision for the same period of 2009. For the third quarter of 2010, the Company’s provision for loan losses of $3.15 million exceeded its net charge-offs of $3.02 million.

Return on average assets (“ROA”) for the third quarter of 2010 was 0.47%, compared to
-1.28% for the third quarter of 2009. ROA for the first nine months of 2010 of -0.50% was improved from -1.26% for the same period in 2009. Return on average shareholders’ equity (“ROE”) for the most recent quarter was 5.25%, compared to -13.48% for the same quarter of 2009. ROE for the first nine months of 2010 of -5.52% was improved from -13.11% for the same period in 2009, which included a charge for goodwill impairment.

 The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2010			2009
in thousands of dollars, where appropriate	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Net interest income	$7,964	$7,677	$7,707	$8,180	$7,860
Provision for loan losses	3,150	8,650	4,800	5,300	8,200
Noninterest income	4,812	3,709	3,224	4,022	4,081
Noninterest expense	8,315	8,298	7,659	7,953	8,443
Federal income tax provision	284	(2,063)	(719)	(569)	(1,812)
Net income (loss)	1,027	(3,499)	(809)	(482)	(2,890)
Earnings (loss) per common share	$0.14	$(0.74)	$(0.21)	$(0.15)	$(0.62)
Return on average assets (a)	0.47%	-1.60%	-0.36%	-0.21%	-1.28%
Return on average shareholders' equity (a)	5.25%	-17.56%	-4.05%	-2.34%	-13.48%
Net interest margin	3.97%	3.76%	3.69%	3.84%	3.77%
Efficiency Ratio (On tax equivalent basis)	64.5%	72.1%	69.0%	64.9%	69.3%

(a) annualized

Cross Reference Table

In order to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. While this information is not consistent with, or intended to replace, presentation under GAAP, it is presented here for comparison. The Company's pre-tax, pre-provision ROA improved from 1.56% for the third quarter of 2009 to 2.08% for the quarter ended September 30, 2010. Pre-tax, pre-provision ROA for the first nine months of 2010 was 1.64%, compared to 1.60% for the same period of 2009. The following table shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Interest income	$9,993	$10,775	-7.3%	$30,203	$32,811	-7.9%
Interest expense	2,029	2,915	-30.4%	6,855	9,476	-27.7%
Net interest income	7,964	7,860	1.3%	23,348	23,335	0.1%
Noninterest income	4,812	4,081	17.9%	11,745	12,877	-8.8%
Noninterest expense (1)	8,315	8,443	-1.5%	24,272	25,694	-5.5%
Pre-tax, pre-provision income	4,461	3,498	27.5%	10,821	10,518	2.9%
Pre-tax, pre-provision ROA	2.08%	1.56%	0.52%	1.64%	1.60%	0.04%
Reconcilement to GAAP income:
Provision for loan losses	3,150	8,200		16,600	20,470
Goodwill impairment	-	-		-	3,469
Income tax (benefit)	284	(1,812)		(2,498)	(5,070)
Net income (loss)	$1,027	$(2,890)		$(3,281)	$(8,351)

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income

Declining interest rates over the past two years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased by 7.3% in the third quarter of 2010 and 7.9% in the first nine months of 2010 compared to the same periods in 2009, while interest expense decreased 30.4% and 27.7%, respectively, for the same periods. This resulted in an improvement in net interest income of 1.3% for the third quarter of 2010 and 0.1% for the first nine months of 2010 when compared to the comparable periods of 2009.

The Company’s net interest margin has decreased modestly over the past several quarters, but experienced an improvement in the third quarter of 2010, as a result of continued reduction in FHLB advances and higher-cost deposits, combined with a corresponding reduction in short-term interest bearing assets. Net interest margin of 3.97% for the third quarter of 2010 was up from 3.76% from the second quarter of 2010 and from 3.77% for the third quarter of 2009, while net interest margin of 3.78% for the first nine months of 2010 was relatively unchanged from 3.80% from the same period of 2009.

Cross Reference Table

The following tables provide a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010			2009
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$72,121	$46	0.25%	$64,317	$41	0.25%
Taxable investments	81,236	572	2.86%	66,231	462	2.77%
Tax exempt securities (b)	25,540	319	5.69%	33,129	490	5.87%
Taxable loans	626,911	9,127	5.90%	686,969	9,902	5.72%
Tax exempt loans (b)	2,156	44	8.33%	2,989	61	8.14%
Total int. earning assets (b)	807,964	10,108	5.07%	853,635	10,956	5.10%
Less allowance for loan losses	(23,313)			(22,650)
Other assets	62,105			67,441
Total Assets	$846,756			$898,426

Liabilities and Shareholders' Equity
NOW and savings deposits	$352,047	324	0.37%	$330,774	415	0.50%
Other interest bearing deposits	273,985	1,356	2.01%	323,948	2,060	2.52%
Total int. bearing deposits	626,032	1,680	1.09%	654,722	2,475	1.50%
Short term borrowings	5,002	68	5.51%	-	-	0.00%
Other borrowings	31,002	281	3.68%	43,624	440	4.00%
Total int. bearing liabilities	662,036	2,029	1.24%	698,346	2,915	1.66%
Noninterest bearing deposits	106,307			105,364
Other liabilities	816			9,650
Shareholders' equity	77,597			85,066
Total Liabilities and Shareholders' Equity	$846,756			$898,426
Net interest income (b)		8,079			8,041
Net spread (b)			3.83%			3.44%
Net yield on interest earning assets (b)			3.97%			3.77%
Tax equivalent adjustment on interest income		(115)			(181)
Net interest income per income statement		$7,964			$7,860
Ratio of interest earning assets to interest bearing liabilities			1.22			1.22

The Company’s tax-equivalent yield on interest-earning assets decreased from 5.10% for the third quarter of 2009 to 5.07% for the quarter ended September 30, 2010. At the same time, the Company’s cost of funds decreased from 1.66% to 1.24% in the same periods, resulting in an improvement in net spread from 3.44% for the third quarter of 2009 to 3.83% for the three months ended September 30, 2010.

Cross Reference Table

	Nine Months Ended September 30,
	2010			2009
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$93,201	$177	0.25%	$49,722	$92	0.25%
Taxable investments	74,495	1,587	2.85%	58,972	1,429	3.24%
Tax exempt securities (b)	26,171	1,133	5.71%	34,110	1,508	5.91%
Taxable loans	639,719	27,566	5.76%	695,099	30,177	5.80%
Tax exempt loans (b)	2,421	149	8.24%	2,677	146	7.30%
Total int. earning assets (b)	836,007	30,612	4.88%	840,580	33,352	5.30%
Less allowance for loan losses	(21,705)			(21,311)
Other assets	64,782			59,460
Total Assets	$879,084			$878,729

Liabilities and Shareholders' Equity
NOW and savings deposits	$354,786	1,089	0.41%	$335,625	1,335	0.53%
Other interest bearing deposits	301,968	4,737	2.10%	306,577	6,711	2.93%
Total int. bearing deposits	656,754	5,826	1.19%	642,202	8,046	1.68%
Short term borrowings	2,023	123	5.45%	12	-	0.00%
Other borrowings	33,263	905	3.64%	45,836	1,430	4.17%
Total int. bearing liabilities	692,040	6,854	1.32%	688,050	9,476	1.84%
Noninterest bearing deposits	104,010			102,955
Other liabilities	3,578			2,575
Shareholders' equity	79,456			85,149
Total Liabilities and
Shareholders' Equity	$879,084			$878,729
Net interest income (b)		23,758			23,876
Net spread (b)			3.56%			3.46%
Net yield on interest earning assets (b)			3.79%			3.80%
Tax equivalent adjustment on interest income		(410)			(541)
Net interest income per income statement		$23,348			$23,335
Ratio of interest earning assets to interest bearing liabilities			1.21			1.22

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

The Company’s tax-equivalent yield on earning assets declined from 5.30% for the first nine months of 2009 to 4.86% for the same period of 2010, for a reduction of 44 basis points. The Company's average cost of funds decreased 52 basis points from 1.84% to 1.32%, and tax equivalent spread increased from 3.46% to 3.54% in the same periods.

Provision for Loan Losses
The Company’s provision for loan losses for the third quarter of 2010 was $3.15 million, down 63.6% from $8.65 million for the second quarter of 2010 and down 61.6% from $8.20 million for the third quarter of 2009. For each of these periods, the Company’s provision for loan losses

Cross Reference Table

exceed its net charge offs during those periods. The provision provides for probable incurred losses inherent in the current portfolio.

While the local real estate markets and the economy in general have experienced some signs of stabilization, the loan portfolio of the Bank is affected by loans to a number of residential real estate developers that continue to struggle to meet their financial obligations. Loans in the Bank's residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions.

Generally, lot sales by the developers/borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the Credit Quality discussion above.

Noninterest Income
Total noninterest income improved by 17.9% for the third quarter of 2010 but decreased by 8.8% for the first nine months of 2010 compared to the same periods of 2009. The following table summarizes changes in noninterest income by category for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Service charges on deposit accounts	$549	$694	-20.9%	$1,636	$2,076	-21.2%
Wealth Management fee income	1,177	1,045	12.6%	3,327	2,989	11.3%
Gains (losses) on securities transactions	-	-	0.0%	31	(13)	338.5%
Income from loan sales and servicing	2,219	1,405	57.9%	4,270	5,161	-17.3%
ATM, debit and credit card fee income	491	601	-18.3%	1,435	1,699	-15.5%
Income from bank-owned life insurance	114	125	-8.8%	340	370	-8.1%
Other income	262	211	24.2%	706	595	18.7%
Total noninterest income	$4,812	$4,081	17.9%	$11,745	$12,877	-8.8%

Service charges on deposit accounts were down 20.9% in the third quarter of 2010 and 21.2% in the first nine months of 2010 compared to the same periods a year earlier. Substantially all of the decline in service charges in the current quarter and the first nine months of 2010 was due to a reduction in NSF and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products within the

Cross Reference Table

Bank’s offices. Wealth Management Group income was improved by 12.6% in the third quarter of 2010 and 11.3% for the nine months ended September 30, 2010 compared to 2009.

Income from loan sales and servicing increased considerably during the third quarter of 2010, and was 91.5% above the levels achieved in the second quarter of 2010. While the Company’s volume of rate-driven refinancing of residential mortgages had slowed in the fourth quarter of 2009 and the first half of 2010, mortgage origination and sale activity increased significantly in the third quarter of 2010, resulting in improved levels of income from the sales and servicing of residential mortgage loans for the quarter. The Bank generally sells the fixed rate long-term residential mortgages it originates on the secondary market, and retains adjustable rate mortgages for its portfolios.

The Bank originates, sells and services SBA loans through its structured finance group, United Structured Finance Company (“USFC”). SBA loan origination volume has increased in the second and third quarters of 2010, resulting in an increase in the Company’s income from the origination, sales and servicing of SBA loans. Implementation of Accounting Standards Update ASU 2009-16, Accounting for Transfers of Financial Assets, by the Company effective January 1, 2010 resulted in 90-day delay in recognition of income on the sale of SBA 7a loans. Revenue of $674,000 was deferred in the second quarter of 2010 and was recognized in the third quarter of 2010. At September 30, 2010, $240,000 of similar fee income was deferred and will be recognized in the fourth quarter of 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2010	2009	2010	2009
Residential mortgage sales and servicing	$1,497	$1,196	$3,490	$4,764
USFC commercial loan sales and servicing	722	209	780	397
Total income from loan sales and servicing	$2,219	$1,405	$4,270	$5,161

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was down overall in the third quarter and first nine months of 2010 compared to the same periods of 2009.

Income from bank-owned life insurance (“BOLI”) decreased 8.8% in the third quarter of 2010 and 8.1% in the first nine months of 2010 as compared to the same periods of 2009. The change reflects decreases in interest crediting rates during the last half of 2009. Other fee income consisted primarily of income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. This category

Cross Reference Table

of noninterest income improved by $51,000 in the third quarter of 2010 and $111,000 in the first nine months of 2010 compared to the same periods of 2009.

Noninterest Expense
The following table summarizes changes in the Company's noninterest expense by category for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2010	2009	Change	2010	2009	Change
Salaries and employee benefits	$4,502	$4,268	5.5%	$12,493	$13,635	-8.4%
Occupancy and equipment expense, net	1,296	1,323	-2.0%	3,929	3,979	-1.3%
External data processing	304	439	-30.8%	899	1,277	-29.6%
Advertising and marketing	154	174	-11.5%	474	572	-17.1%
Attorney, accounting and other professional fees	424	354	19.8%	1,370	837	63.7%
Director fees	88	112	-21.4%	265	336	-21.1%
Expenses relating to ORE property	394	828	-52.4%	1,248	1,496	-16.6%
FDIC insurance premiums	456	332	37.3%	1,405	1,334	5.3%
Goodwill impairment	-	-	0.0%	-	3,469	-100.0%
Other expenses	697	613	13.7%	2,189	2,228	-1.8%
Total noninterest expense	$8,315	$8,443	-1.5%	$24,272	$29,163	-16.8%

Most categories of noninterest expense declined during the third quarter and first nine months of 2010 compared to the same periods of 2009. Salaries and employee benefits were $1.1 million lower, or 8.4%, less than the nine month period one year earlier, primarily as a result of the Company’s cost containment initiatives implemented late in 2009 and in 2010. In the third quarter of 2010, salaries and benefits increased by 5.5% over the same quarter of 2009, as a result of commissions and other compensation costs related to the generation of income from loan sales and servicing.

Occupancy and equipment expenses were down in the third quarter and first nine months of 2010 compared to the same periods of 2009. External data processing costs also declined, reflecting changes made in providers of some specific services for the Bank late in 2009. Advertising and marketing expenses decreased by 11.5% for the quarter and 17.1% for the first nine months of 2010 compared to the same periods last year, as a result of the Company’s ongoing cost-containment efforts. Attorney, accounting and other professional fees were up 19.8% for the third quarter of 2010 and 63.7% for the first nine months of 2010 compared to the same periods of 2009. While much of the increase represents attorney and appraisal fees related to the Bank’s credit issues, the Company also incurred data processing conversion costs during the second and third quarters of 2010 relating to the consolidation of the Company’s subsidiary banks.

Expenses related to ORE property continue to make up a significant portion of the Company’s expenses. However, the rate of growth of those expenses slowed during the third quarter of 2010, decreasing by 52.4% compared to the third quarter of 2009. For the nine months ended September 30, 2010, expenses related to ORE properties have declined by 16.6% compared to the first nine months of 2009. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of these properties resulted in losses of $170,000 in the third quarter of

Cross Reference Table

2010 and $772,000 for the nine months ended September 30, 2010. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Bank’s experience with increased foreclosures resulting from the weakened economy.

FDIC insurance costs for the third quarter of 2010 increased by 37.3% compared to the third quarter of 2009 and nine-month 2010 costs are 5.3% above the same period of 2009, primarily as a result of increases in base charges. As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the goodwill impairment charge is included in Note 10 to the condensed consolidated financial statements above.

Federal Income Tax

The Company's effective tax rate was 21.7% for the third quarter of 2010 and 43.2% for the first nine months of 2010, compared with 38.5% and 37.8% for the same periods in 2009. The effective tax rates for year to date 2010 and both periods of 2009 were a calculated benefit based upon a pre-tax loss. The differences between the effective rates and the Company’s expected tax rate  were primarily due to the benefit from tax-exempt income.

While the Company had a loss for both book and tax purposes for 2009, the Company had taxable income from 2007 and 2008 that was utilized for the Company’s tax loss in 2009. The Company’s net deferred tax asset was $7.9 million at September 30, 2010, $3.1 million of which was disallowed for regulatory capital purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years and the Company’s expectation of a return to profitability in future years, Management has determined that no valuation allowance was required at September 30, 2010.

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

The Company’s balances in federal funds sold and other short-term investments were $80.1 million at September 30, 2010, compared to $115.5 million at December 31, 2009 and $88.8 million at September 30, 2009. Short-term investments increased from $54.7 at June 30, 2010, with the increase resulting primarily from a decrease in balances of portfolio loans and loans held for sale, while deposits increased as a result of seasonal fluctuations in public funds. Liquidity levels remain relatively strong during this period of economic uncertainty.

Cross Reference Table

The Company’s funding is primarily provided by deposits and FHLB advances. The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2009 or the first nine months of 2010.

The majority of the Bank’s deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. At September 30, 2010, core deposits accounted for 96.9% of total deposits. For purposes of this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. CDARS deposits are considered to be core deposits by the Company, as they represent deposits originated in the Bank’s market area.

The Company’s balance sheet includes short-term borrowings of $1.6 million at September 30, 2010. This figure represents the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16. Those changes result in qualifying loans being carried as loans held for sale, while the sold portion of the loans is carried as secured borrowing for a 90-day period.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During the third quarter of 2010, the Bank procured no new advances and repaid $1.0 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding of $11.8 million since December 31, 2009.

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

Cross Reference Table

The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 capital ratio level required to comply with the MOU within the timeframe provided by the MOU and did not meet the minimum Tier 1 capital ratio at September 30, 2010.

United has developed a capital plan and is actively identifying available alternatives to increase the Company’s capital and bring the Bank’s regulatory capital to the level prescribed in the MOU. Management engaged an independent consulting firm to help the Bank assess the risk in its loan portfolio, an important step in supporting our capital planning efforts.

The Company has consulted with legal counsel regarding capital alternatives, and has engaged an investment banking firm to advise the Board of Directors in connection with the company’s strategic planning and consideration of possible strategies to improve the Company’s capital position. At a special meeting of shareholders on September 23, 2010, United shareholders overwhelmingly approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 30,000,000 shares. On October 1, the Company filed a registration statement with the Securities and Exchange Commission in conjunction with a proposed $25 million offering of its common stock. The registration statement relating to these securities is not yet effective, and the Company cannot provide assurance as to the timing or success of the proposed offering or the amount of proceeds, if any, that the Company will be able to raise from it. This report does not constitute an offer of any securities for sale.

The Company continues to communicate its efforts to the FDIC and OFIR. Failure of the Bank to comply with the terms of its MOU could result in additional regulatory actions against the Bank. These actions could include requiring the Bank to enter into a consent order or other written agreement, removal of directors, officers and employees, imposition of civil money penalties, and other regulatory actions. Without additional capital, the Bank could also be forced to curtail operations and reduce its assets and deposits, which could diminish the value of the Bank’s franchise and cause it to be unable to respond to business opportunities. The Board of Directors is committed to the goal of returning the Bank’s capital levels to those prescribed by the MOU. For additional information, about the potential effects of United not being in compliance with the MOU, see the risk factor entitled “We are not in compliance with the terms of our MOU with the FDIC and OFIR, which could result in enforcement actions against us” under Part II, Item IA below, which information is here incorporated by reference.

The Bank's primary regulators, OFIR and the FDIC, recently conducted a regulatory examination of the Bank as of June 1, 2010. The Bank has not yet received the final results from our most recent regulatory examination. As a result of the regulatory examination, it is possible that the terms of the Bank's MOU could be revised to impose additional or more restrictive requirements on the Bank. It is also possible that the Bank could be required to enter into a negotiated Consent Order with OFIR and the FDIC or be subject to other, potentially more severe, regulatory actions. For additional information about the potential results of the regulatory examination, see the risk factor entitled "We have not yet received the final results from our most recent regulatory examination. We could be subject to additional regulatory action once the results are finalized" der Part II, Item 1A below, which information is here incorporated by reference.

Cross Reference Table

The following table shows information about the Company's and the Banks’ capital ratios and amounts compared to regulatory requirements at September 30, 2010 and December 31, 2009. Effective April 1, 2010, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust.

		Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
		$000%		$000%		$000%		$000%
As of September 30, 2010
Tier 1 Capital to Average Assets
	Consolidated	$72,616	8.5%	$34,252	4.0%	N/A	N/A	N/A	N/A
	Bank	70,150	8.3%	33,786	4.0%	42,232	5.0%	76,018	9.0%

Tier 1 Capital to Risk Weighted Assets
	Consolidated	72,616	12.0%	24,207	4.0%	N/A	N/A	N/A	N/A
	Bank	70,150	11.6%	24,218	4.0%	36,327	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
	Consolidated	80,377	13.3%	48,414	8.0%	N/A	N/A	N/A	N/A
	Bank	77,915	12.9%	48,436	8.0%	60,546	10.0%	72,655	12.0%

As of December 31, 2009
Tier 1 Capital to Average Assets
	Consolidated	$78,076	8.6%	$36,108	4.0%	N/A	N/A	N/A	N/A
	UBT	37,590	7.3%	20,495	4.0%	25,618	5.0%	N/A	N/A
	UBTW	33,506	8.7%	15,487	4.0%	19,358	5.0%	N/A	N/A

Tier 1 Capital to Risk Weighted Assets
	Consolidated	78,076	11.9%	26,219	4.0%	N/A	N/A	N/A	N/A
	UBT	37,590	11.2%	13,376	4.0%	20,064	6.0%	N/A	N/A
	UBTW	33,506	10.6%	12,694	4.0%	19,041	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
	Consolidated	86,416	13.2%	52,438	8.0%	N/A	N/A	N/A	N/A
	UBT	41,872	12.5%	26,752	8.0%	33,440	10.0%	N/A	N/A
	UBTW	37,517	11.8%	25,388	8.0%	31,735	10.0%	N/A	N/A

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The bank is currently subject to higher requirements by its regulators.

(3)	Represents requirements by the Bank's regulators under terms of the MOU.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on page A-22 of the Company's Annual Report onForm 10-K for the year ended December 31, 2009. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and

Cross Reference Table

estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. See “Forward-Looking Statements.”

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information
Item 1A – Risk Factors

The following risk factor updates the disclosure of risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

We have not yet received the final results from our most recent regulatory examination. We could be subject to additional regulatory action once the results are finalized.

The Bank's primary regulators, OFIR and the FDIC, recently conducted a regulatory examination of the Bank as of June 1, 2010. We do not yet know the final results of the regulatory examination. As a result of the regulatory examination, it is possible that the terms of the Bank's MOU could be revised to impose additional or more restrictive requirements on the Bank. It is also possible that the Bank could be required to enter into a negotiated Consent Order with OFIR and the FDIC or be subject to other, potentially more severe, regulatory actions. While the form, terms and effects of a Consent Order cannot be predicted with certainty, we expect that a Consent Order would address capital levels, liquidity, dividends, debt restrictions, stock redemptions and compliance with laws. In addition, if the Bank were to become subject to a Consent Order or be deemed to be in "troubled condition," federal laws would result in additional requirements or

Cross Reference Table

effects on the Bank, such as the Bank could not be categorized as "well capitalized" regardless of actual capital levels, the Bank would be restricted in the rates of interest that it could pay, and the Bank would be required to obtain advance regulatory approval to accept, renew or roll over any brokered deposits, appoint new directors or senior executive officers or change the responsibilities of existing senior executive officers.  If the Bank is required to enter into a Consent Order, the failure of the Bank to comply with the terms of a Consent Order could result in proceedings to enforce the Consent Order. Such proceedings could result in removal of directors, officers, employees and institution affiliated parties, the imposition of civil money penalties and even ultimately closure of the Bank.

We are not in compliance with the terms of our MOU with the FDIC and OFIR, which could result in enforcement actions against us.

Under the terms of the MOU that we entered into with the FDIC and OFIR, the Bank is required to have and maintain its Tier 1 capital ratio at a minimum of 9% within six months from the date of the MOU and for the duration of the MOU and its total risk-based capital ratio at a minimum of 12% for the duration of the MOU. At September 30, 2010, UBT was not in compliance with the minimum Tier 1 capital ratio required by the MOU. Failure to comply with the terms of the MOU could result in enforcement orders or penalties from our regulators, under the terms of which we could, among other things, become subject to restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

A substantial decline in the value of our Federal Home Loan Bank of Indianapolis common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Indianapolis (the "FHLB"), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value of our FHLB common stock was approximately $3.0 million as of September 30, 2010.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, certain member banks of the Federal Home Loan Bank system (including the FHLB) suspended dividend payments and the repurchase of capital stock until further notice. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

Cross Reference Table

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.
October 22, 2010

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Cross Reference Table

Exhibit Index

Exhibit	Description
2.1	Agreement of Consolidation. Previously filed with the Commission on January 15, 2010 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1. Incorporated here by reference.
3.1
Restated Articles of Incorporation of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp, Inc.'s Form S-1 Registration Statement, Exhibit 3.1. Incorporated here by reference.

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

Cross Reference Table