Form 10-K
period 2010-12-31
UNITED BANCORP INC /MI/
filed 2011-02-25
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑            Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large Accelerated Filer  ☐                 Accelerated Filer    ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)                  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐            No   ☑

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $30,445,000, based on a closing price of $6.25 as reported on the OTC Bulletin Board.

As of January 31, 2011, there were 12,667,111 outstanding shares of registrant's common stock, no par value.

Return to Cross Reference Table

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as “outlook” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “confident,” “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, or “tend” and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, future capital levels, future dividends, future growth and funding sources, future liquidity levels, future profitability levels, our ability to comply with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. Our ability to fully comply with all of the provisions of our memorandum of understanding, improve regulatory capital ratios, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of this report; These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

PART I

ITEM 1	BUSINESS

United Bancorp, Inc. (the “Company” or “United”) is a Michigan corporation headquartered in Ann Arbor, Michigan and serves as the holding company for United Bank & Trust (“UBT” or “the Bank”), a Michigan-chartered bank organized over 115 years ago. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company's business is concentrated in a single industry segment – commercial banking. The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or other activities that are closely related to the business of banking.

The Company was formed by Directors of UBT to acquire all of the capital stock of UBT. In November of 2000, the Company filed applications with its regulators for permission to establish a second bank as a subsidiary of the Company. United Bank & Trust – Washtenaw (“UBTW”), headquartered in Ann Arbor, opened for business on April 2, 2001. On January 15, 2010, the Company filed applications with its regulators for permission to consolidate and merge UBTW with and into UBT, with the consolidated bank operating under the charter of UBT. The bank consolidation was completed during the second quarter of 2010. Following the transaction, the consolidated bank continues to operate the same banking offices in the same markets that UBT and UBTW previously operated.

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

The Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. We offer our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans.

The Bank maintains correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, purchase and sale of federal funds and other similar services.

Return to Cross Reference Table

Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been the most active originator of mortgage loans in our market area. United Mortgage Company was the leading residential mortgage lender in Lenawee County and in the City of Ann Arbor for 2009.

The Bank’s Wealth Management Group is a key focus of the Company’s growth and diversification strategy. The Wealth Management Group offers a variety of investment services to individuals, corporations and governmental entities, including services as trustee for personal, pension, and employee benefit trusts. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income. The Bank offers nondeposit investment products through licensed representatives in its banking offices, and sells credit and life insurance products.

The Bank operates United Structured Finance Company (“USFC”). USFC was established in 2007, and is a finance company that offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. The loans generated by USFC are typically sold on the secondary market, to the extent allowed by the applicable SBA programs. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Bank as well as non-bank clients.

Supervision and Regulation

General

The Company and the Bank are extensively regulated and are subject to a comprehensive regulatory framework that imposes restrictions on their activities, minimum capital requirements, lending and deposit restrictions, and numerous other requirements. This system of regulation is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on the Company's operations and financial condition.

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

Return to Cross Reference Table

The Company is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to the Company. Payment of dividends to the Company by the Bank, the Company's principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank's ability to pay dividends to the Company is subject to the following restrictions:

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

Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation (“FDIC”) may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice. UBT is a party to a memorandum of understanding with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”), described in “Capital Resources” on Page A-26 hereof, which requires the Bank not to declare or pay any dividends without the prior consent of the FDIC and OFIR. In addition, the Federal Reserve Bank of Chicago (the “Reserve Bank”) has restricted the Company from declaration or payment of common or preferred stock dividends without prior written approval of the Reserve Bank.

Additional information on restrictions on payment of dividends by the Company and the Bank may be found in this Item 1 under the heading “Recent Developments”  below, under Item 5 of this report, and under Note 15 on Page A-50 hereof, all of which information is incorporated here by reference.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if OFIR deems a Bank's capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment on the Company as the Bank's only shareholder. If the Company fails to pay any assessment, the Company's directors would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk-adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines

Return to Cross Reference Table

primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements.

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Bank exceed the regulatory guidelines for an institution to be categorized as “well-capitalized” and the ratios required by the Bank’s memorandum of understanding. Information in Note 18 on Page A-56 hereof provides additional information regarding the Company's and the Bank’s capital ratios, and is incorporated here by reference.

The Bank

The Bank is chartered under Michigan law and is subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. In addition, the Bank pays Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose

Return to Cross Reference Table

sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

The Bank is subject to a number of federal and state laws and regulations, which have a material impact on its business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, The Bank Secrecy Act, Office of Foreign Assets Control regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws.  The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Recent Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”). On January 11, 2011, we entered into a revised Memorandum of Understanding (“MOU”) with substantially the same requirements as the MOU dated January 15, 2010. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR;

Return to Cross Reference Table

 and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

Board Leadership

On October 21, 2010, our Board of Directors appointed James C. Lawson as Vice Chairman of the Board of the Company. Mr. Lawson has been identified by our Board of Directors as the intended successor to David S. Hickman as Chairman of the Board of Directors of the Company. Mr. Lawson's appointment is a component of the Board's succession plan to fill the position that will be vacated by Mr. Hickman upon his retirement. To facilitate an orderly transition, Mr. Lawson will work closely with Mr. Hickman, with the intent that he will succeed Mr. Hickman as Chairman of the Board following the 2011 annual meeting of shareholders.

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million.

The Company contributed $10 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of the MOU with the FDIC and OFIR at December 31, 2010. At December 31, 2010, the Bank’s Tier 1 capital ratio was 9.21%, and its ratio of total capital to risk-weighted assets was 14.71%.

Competition

The banking business in the Company's service area is highly competitive. In their markets, the Bank competes with a number of community banks and subsidiaries of large multi-state, multi-bank holding companies. In addition, the Bank faces competition from credit unions, savings associations, finance companies, loan production offices and other financial services companies. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area.

Employees

On December 31, 2010, the Company and its subsidiary employed 224 full-time and 31 part-time employees. This compares to 217 full-time and 31 part-time employees at December 31, 2009.

Return to Cross Reference Table

Accounting Standards

Information regarding accounting standards adopted by the Company are discussed beginning on Page A-34 hereof, and is incorporated here by reference.

Available Information

You can find more information about us at our website, located at www.ubat.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after such forms have been filed with or furnished to the Securities and Exchange Commission (the “SEC”) free of charge on our website through a link to the SEC website.

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

The information required by these sections are contained on Pages A-1 through A-16 hereof, and is incorporated here by reference.

II            INVESTMENT PORTFOLIO

(A)           Book Value of Investment Securities

The book value of investment securities as of December 31, 2010, 2009 and 2008 are as follows, in thousands of dollars:

In thousands of dollars	2010	2009	2008
U.S. Treasury and government agencies	$99,785	$55,381	$41,684
Obligations of states and political subdivisions	24,605	34,111	37,889
Corporate, asset backed and other debt securities	126	2,623	2,478
Equity securities	28	31	50
Total Investment Securities	$124,544	$92,146	$82,101

 (B)           Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's investment securities portfolio as of December 31, 2010. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Return to Cross Reference Table

Carrying Values and Yields of Investments
In thousands of dollars where applicable
Available For Sale	0 - 1 Year	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. Treasury and government agencies (1)	$9,933	$23,754	$-	$-	$33,687
Weighted average yield	2.89%	1.43%	0.00%	0.00%	1.85%
U.S. Agency Mortgage Backed securities	-	66,098	-	-	$66,098
Weighted average yield	0.00%	3.44%	0.00%	0.00%	3.44%
Obligations of states and political subdivisions	$5,400	$13,965	$4,627	$613	$24,605
Weighted average yield	5.70%	5.76%	6.31%	7.02%	5.88%
Equity and other securities	$154	$-	$-	$-	$154
Weighted average yield	0.70%	0.00%	0.00%	0.00%	0.70%
Total securities	$15,487	$103,817	$4,627	$613	$124,544
Weighted average yield	3.83%	3.28%	6.31%	7.02%	3.47%

(1)	Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

As of December 31, 2010, the Company's securities portfolio contains no concentrations by any single issuer of securities greater than 10% of shareholders' equity. Additional information concerning the Company's securities portfolio is included on Page A-9, in Note 3 on Pages A-39 through A-41 hereof, and is incorporated here by reference.

III            LOAN PORTFOLIO

(A)           Types of Loans

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer.

Thousands of dollars	2010	2009	2008	2007	2006
Personal	$107,399	$110,702	$112,095	$97,456	$90,481
Business and commercial mortgage	354,340	392,495	410,911	376,431	327,786
Tax exempt	2,169	3,005	2,533	2,709	2,841
Residential mortgage	86,006	86,417	90,343	86,198	85,789
Construction & development	41,554	56,706	80,412	81,086	94,356
Deferred loan fees and costs	517	728	725	650	510
Total portfolio loans	$591,985	$650,053	$697,019	$644,530	$601,763

Personal	18.1%	17.0%	16.1%	15.2%	15.1%
Business and commercial mortgage	59.9%	60.4%	58.9%	58.3%	54.4%
Tax exempt	0.4%	0.5%	0.4%	0.4%	0.5%
Residential mortgage	14.5%	13.3%	13.0%	13.4%	14.2%
Construction & development	7.0%	8.7%	11.5%	12.6%	15.7%
Deferred loan fees and costs	0.1%	0.1%	0.1%	0.1%	0.1%
Total portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

Return to Cross Reference Table

(B)           Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2010, according to scheduled repayments of principal.

Thousands of dollars	0 - 1 Year	1 - 5 Years	After 5 Years	Total
Business loans - fixed rate	$31,067	$98,038	$16,628	$145,733
Business loans - variable rate	191,974	25,064	12	217,050
Tax exempt - fixed rate	127	990	1,052	2,169
Total	$223,168	$124,092	$17,692	$364,952
Total fixed rate	$31,194	$99,028	$17,680	$147,902
Total variable rate	191,974	25,064	12	217,050

 (C)             Risk Elements
       Non-Accrual, Past Due and Restructured Loans

Information regarding nonaccrual, past due and restructured loans is shown in the table below as of December 31, 2006 through 2010.

Nonperforming Assets, in thousands of dollars	2010	2009	2008	2007	2006
Nonaccrual loans	$28,661	$26,188	$19,328	$13,695	$5,427
Accruing loans past due 90 days or more	583	5,474	1,504	1,455	855
Total nonperforming loans	$29,244	$31,662	$20,832	$15,150	$6,282

Accruing restructured loans	$17,271	$15,584	$3,283	$-	$-

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2010, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate	$1,028
Interest that was included in revenue	-
Net impact on interest revenue	$1,028

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Page A-11, in Note 1 on Pages A-34 through A-39, Note 4 on Page A-42  and Note 5 on Page A-42 through A-45 hereof, and is incorporated here by reference.

At December 31, 2010, the Bank had eight loans, other than those disclosed above, for a total of $1.9 million, which cause management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. These loans were included on the Bank’s “watch list” and were classified as impaired; however, payments were current as of the date of this report.

Return to Cross Reference Table

(D)           Other Interest Bearing Assets

As of December 31, 2010, other than $4,278,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

IV            SUMMARY OF LOAN LOSS EXPERIENCE

(A)           Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2006 through 2010.

Thousands of dollars	2010	2009	2008	2007	2006
Balance at beginning of period	$20,020	$18,312	$12,306	$7,849	$6,361
Charge-offs:
Business and commercial mortgage (1)	7,683	8,257	7,298	3,521	447
Construction and land development	5,919	14,379	-	-	-
Residential mortgage	1,820	229	450	176	61
Personal	1,907	1,503	1,024	593	254
Total charge-offs	17,329	24,368	8,772	4,290	762

Recoveries:
Business and commercial mortgage (1)	424	185	98	61	13
Construction and land development	287	-	-	-	-
Residential mortgage	66	50	11	-	13
Personal	165	71	62	49	101
Total recoveries	942	306	171	110	127
Net charge-offs	16,387	24,062	8,601	4,180	635
Additions charged to operations	21,530	25,770	14,607	8,637	2,123
Balance at end of period	$25,163	$20,020	$18,312	$12,306	$7,849
Ratio of net charge-offs to average loans	2.58%	3.47%	1.28%	0.66%	0.11%
Allowance as % of total portfolio loans	4.25%	3.08%	2.63%	1.91%	1.32%
(1)	Includes construction and development loans for 2008 and prior

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other relevant factors. The provision charged to earnings was $21,530,000 in 2010, $25,770,000 in 2009 and $14,607,000 in 2008.

Return to Cross Reference Table

 (B)           Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

Thousands of dollars	2010	2009	2008	2007	2006
Business and commercial mortgage (1)	$16,672	$12,221	$16,148	$10,924	$6,911
Construction and development loans	3,248	5,164	-	-	-
Residential mortgage	2,661	760	673	368	24
Personal	2,582	1,875	1,491	974	889
Unallocated	-	-	-	40	25
Total	$25,163	$20,020	$18,312	$12,306	$7,849

(1)	Includes construction and development loans for 2008 and prior

The allocation method used takes into account specific allocations for identified credits and an eight-quarter historical loss average in determining the allocation for the balance of the portfolio.

V            DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon is included on Page A-15 and A-16 and maturities of time deposits is provided in Note 9 on Page A-47 hereof, and is incorporated here by reference. There were no foreign deposits.

As of December 31, 2010, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below.

Thousands of dollars	As of
Time Certificates maturing:	12/31/10
Within three months	$16,344
Over three through six months	13,041
Over six through twelve months	16,619
Over twelve months	41,478
Total	$87,482

VI            RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included on Page A-16 and A-17 hereof, and are incorporated here by reference.

Return to Cross Reference Table

VII            SHORT-TERM BORROWINGS

All of the information that the Company is required to disclose under this section is contained in Note 10 on Page A-47 hereof, and is incorporated here by reference. The Company is not required to disclose any additional information, as for all reporting periods there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 1A                      RISK FACTORS

Risks Related To Our Business

Other than the third quarter of 2010, our results of operations have not been profitable in recent periods and we may incur additional losses during 2011.

We were profitable in the third quarter of 2010, but we had posted a net consolidated loss in each of the seven consecutive quarters prior to that period, and a total consolidated net loss during that time period of $17.2 million. There is no assurance that the Company's results of operations will be  profitable in the short term or at all. We have recorded provisions for loan losses of $21.5 million for the year ended December 31, 2010 and $25.8 million for the year ended December 31, 2009. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in 2011 or beyond, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2010, our nonperforming assets (which consist of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $33.5 million, or 3.89% of total assets. At December 31, 2009 and December 31, 2008, our nonperforming assets were $34.5 million and $24.3 million, respectively, or 3.79% and 2.92% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

•	We do not record interest income on nonaccrual loans or other real estate owned.

•	We must provide for probable loan losses through a current period charge to the provision for loan losses.

•	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

•	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.

•	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

Return to Cross Reference Table

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations.

The economic conditions in the State of Michigan could have a material adverse effect on our results of operations and financial condition.

Our success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Lenawee, Monroe and Washtenaw Counties, Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our results of operations and financial condition.

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

This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and commercial borrowers and lack of confidence in the financial markets has adversely affected our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our business, results of operations and financial condition.

We are subject to lending risk, which could materially adversely affect our results of operations and financial condition.

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the

Return to Cross Reference Table

markets where we operate. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on our results of operations and financial condition.

Business loans may expose us to greater financial and credit risk than other loans.

Our business loan portfolio, including commercial mortgages, was approximately $354.3 million at December 31, 2010, comprising approximately 59.9% of our loan portfolio. Business loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2010, we had approximately $243.6 million of commercial real estate loans outstanding, which represented approximately 41.2% of our loan portfolio. As of that same date, we had approximately $86.0 million in residential real estate loans outstanding, or approximately 14.5% of our loan portfolio, and approximately $41.6 million in construction and development loans outstanding, or approximately 7.0% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our non-performing loans, charge-offs, and decreases in our income.

Our construction and development lending exposes us to significant risks and has resulted in a disproportionate amount of the increase in our provision for loan losses in recent periods.

Our construction and development loan portfolio includes residential and non-residential construction and development loans. Our residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. Our non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sale of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may

Return to Cross Reference Table

experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2010, we had approximately $41.6 million in construction and development loans outstanding, or approximately 7.0% of our loan portfolio. Approximately $14.4 million, or 59.8%, of our net charge-offs during 2009 and approximately $5.6 million, or 34.4%, of our net charge-offs during 2010 was attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of our business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our business, results of operations and financial condition.

Our allowance for loan losses may not be adequate to cover actual future losses.

We maintain an allowance for loan losses to cover probable incurred loan losses. Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectibility of our loan portfolio including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

Return to Cross Reference Table

As of December 31, 2010 and 2009, our allowance for loan losses was $25.2 million and $20.0 million, respectively. As of the same dates, the ratio of our allowance for loan losses to total nonperforming loans was 86.0% and 63.2% respectively. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more and exclude accruing restructured loans. As of the same dates, total accruing restructured loans were $17.3 million and $15.6 million, respectively.

We operate in a highly competitive industry and market area, which may adversely affect our profitability.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include a number of community banks, subsidiaries of large multi-state and multi-bank holding companies, credit unions, savings associations and various finance companies and loan production offices. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

We compete with these institutions both in attracting deposits and in making loans. Price competition for loans might result in us originating fewer loans, or earning less on our loans, and price competition for deposits might result in a decrease in our total deposits or higher rates on our deposits. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Due to their size, many competitors may be able to achieve economies of scale and may offer a broader range of products and services as well as better pricing for those products and services than we can.

The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and could adversely impact our results of operations, financial condition or liquidity.

Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.

Return to Cross Reference Table

Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

We are subject to risks related to the prepayments of loans, which may negatively impact our business.

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which prepayments occur, and the size of prepayments, are within customers' discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have an adverse effect impact on our results of operations and financial condition.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various

Return to Cross Reference Table

governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources. Liquidity is essential to our business.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions

Return to Cross Reference Table

about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

A substantial decline in the value of our Federal Home Loan Bank of Indianapolis common stock may adversely affect our financial condition.

We own common stock of the Federal Home Loan Bank of Indianapolis (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value of our FHLB common stock was approximately $2.8 million as of December 31, 2010.

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

Impairment of investment securities, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the debt security or will be required to sell the debt security before its anticipated maturity.

Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. As of March 31, 2009, the Company determined that the full amount of the goodwill carried on its financial statements was impaired and, accordingly, a goodwill impairment charge was taken in the first quarter of 2009 for the entire book value of goodwill of $3.5 million.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax

Return to Cross Reference Table

assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At December 31, 2010, the Company's net deferred tax asset was $9.8 million, of which $4.1 million was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years, the significant improvement in operating results in 2010 compared to 2009, and the Company’s expectation of a return to profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at December 31, 2010. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

An “ownership change” for purposes of Section 382 of the Internal Revenue Code may materially impair our ability to use our deferred tax assets.

Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

In the event an “ownership change” was to occur, we could realize a permanent loss of a portion of our U.S. federal deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is a function of our market capitalization at the time of an “ownership change” and the then prevailing long-term tax exempt rate) and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years). The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank's regulatory capital. We performed an evaluation of potential impairment at December 31, 2010, and determined that if an “ownership change” had occurred on December 31, 2010, we would have had no impairment of our net deferred tax asset.

If we are required to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

At December 31, 2010, our mortgage servicing rights had a book value of $4.8 million and a fair value of approximately $5.8 million. Because of the current interest rate environment and the increasing rate and speed of mortgage refinancings, it is possible that we may have to take a valuation allowance with respect to our mortgage servicing rights in the future. If we are required in the future to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

Return to Cross Reference Table

We may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The reserve ratio may continue to decline over the next several years. In addition, the limit on FDIC coverage has been permanently increased to $250,000. These developments have caused our FDIC premiums to increase in recent periods.

Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on our results of operations.

We depend upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, we may rely on information provided to us by our customers, including financial statements and other financial information. We may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent that we extend credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

We hold general obligation municipal bonds in our investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

Some experts have raised concerns about the financial difficulties that municipalities are experiencing, and the potential for many municipalities to become insolvent.  Municipal bonds held by us totaled $24.6 million at December 31, 2010, and were issued by different municipalities. The municipal portfolio contains a small level of geographic risk, as approximately 2.9% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 4.1% in Washtenaw County, Michigan. We believe the overall credit quality of the municipalities to be good and expect the municipal bonds to continue to perform in accordance with their terms. However, there can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation or cause us to incur

Return to Cross Reference Table

unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

We may face risks related to future expansion and acquisitions or mergers, which include substantial acquisition costs, an inability to effectively integrate an acquired business into our operations, lower than anticipated profit levels and economic dilution to shareholders.

We may seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. We may incur substantial costs to expand. An expansion may not result in the levels of profits we anticipate. Integration efforts for any future mergers or acquisitions may not be successful, which could have a material adverse effect on our results of operations and financial condition. Also, we may issue equity securities, including our common stock and securities convertible into shares of our common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

We may not be able to effectively adapt to technological change, which could adversely affect our profitability.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, all of which could adversely affect our profitability.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, results of operations and financial condition.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Return to Cross Reference Table

A failure to fully comply with our memorandum of understanding could subject us to regulatory actions.

The Bank is a party to a Memorandum of Understanding, which documents an understanding among the Bank, the FDIC and OFIR. See the information under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” on Page A-26 of this report, which information is incorporated here by reference. Failure to comply with the terms of the Memorandum of Understanding could result in enforcement orders or penalties from our regulators, under the terms of which we could, among other things, become subject to restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such enforcement order or action could have a material negative effect on our business, operations, financial condition, results of operations or the value of our common stock.

If we cannot raise additional capital when needed, our ability to further expand our operations through organic growth and acquisitions could be materially impaired.

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations. We may need to raise additional capital to support our current level of assets or our growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to maintain our current level of assets or to expand our operations through organic growth and acquisitions could be materially limited. Additional information on the capital requirements applicable to the Bank may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” on Page A-26 hereof, and is incorporated here by reference.

Loss of our Chief Executive Officer or other executive officers could adversely affect our business.

Our success is dependent upon the continued service and skills of our executive officers and senior management. If we lose the services of these key personnel, it could adversely affect our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Robert K. Chapman, our President and Chief Executive Officer, would be particularly difficult to replace.

Risks Associated with Our Stock

Our participation in U.S. Treasury's TARP Capital Purchase Program restricts our ability to pay dividends to common shareholders, restricts our ability to repurchase shares of common stock, and could have other negative effects.

On January 16, 2009, we sold to the United States Department of the Treasury $20,600,000 of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. We also issued to Treasury a 10-year Warrant to purchase 311,492 shares of our common stock at an exercise price of $9.92

Return to Cross Reference Table

per share. We will have the right to redeem the preferred stock at any time after three years. The payment of dividends on the TARP CPP preferred stock will reduce the amount of earnings available to pay dividends to common shareholders. This could negatively affect our ability to pay dividends on our common stock.

Under the TARP CPP, we are subject to restrictions on the payment of dividends to common shareholders and the repurchase of common stock. Until the earlier of January 16, 2012 and the date on which Treasury no longer holds any shares of the TARP CPP preferred stock, we may not, without Treasury's approval, increase common dividends above $0.10 per share per quarter or repurchase any of our common shares (subject to limited exceptions). These restrictions may reduce or prevent payment of dividends to common shareholders that would otherwise be paid if we were not a participant in the TARP CPP and could have an adverse effect on the market price of our common stock.

In addition, we may not pay any dividends at all on our common stock unless we are current on our dividend payments on the TARP CPP preferred stock. If we fail to pay in full dividends on the TARP CPP preferred stock for six dividend periods, whether consecutive or not, the holder of the TARP CPP preferred stock would have the right to elect two directors to our board of directors. This right would terminate only upon us declaring and paying in full all accrued and unpaid dividends for all past dividend periods, including the latest completed dividend period. This right could reduce the level of influence existing common shareholders have in our management policies.

If Treasury (or a subsequent holder) exercised the Warrant and purchased shares of common stock, each common shareholder's percentage of ownership of us would be smaller. As a result, each shareholder might have less influence in our management policies than before exercise of the Warrant. This could also have an adverse effect on the market price of our common stock.

Unless we are able to redeem the TARP CPP preferred stock before January 16, 2014, the cost of this capital will increase on that date, from 5% (approximately $1,030,000 annually) to 9% (approximately $1,854,000 annually). Depending on our financial condition at the time, this increase in dividends on the TARP CPP preferred stock could have a negative effect on our capacity to pay common stock dividends.

Additional restrictions and requirements may be imposed by the Treasury or Congress on us at a later date. These restrictions may apply to us retroactively and their imposition is outside of our control.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

We have suspended payment of dividends on our common stock in order to preserve capital. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to the Company is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If the Company or the Bank does not satisfy these regulatory requirements, we would be unable to pay dividends on our common stock. Additional information on restrictions on payment of dividends by the Company and the Banks may be found in Item 5 of

Return to Cross Reference Table

this report, and under Note 15 on Page A-50 hereof, all of which information is incorporated here by reference.

The market price of our common stock can be volatile, which may make it more difficult to resell our common stock at a desired time and price.

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all. Our stock price can fluctuate significantly in response to a variety of factors. General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

Our common stock trading volume may not provide adequate liquidity for our shareholders.

Our common stock is quoted on the OTC Bulletin Board. The average daily trading volume for our common stock is far less than larger financial institutions. Due to this relatively low trading volume, significant sales of our common stock, or the expectation of these sales, may place significant downward pressure on the market price of our common stock.  We may apply for listing of our common stock on the NASDAQ Stock Market or another securities exchange in the future. No assurance can be given that our application will be approved or that we will meet applicable initial listing standards in the future. No assurance can be given that an active trading market in our common stock will develop in the foreseeable future or can be maintained.

We may issue additional shares of our common stock in the future, which could dilute a shareholder's ownership of common stock.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of our common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of our common or preferred stock. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations, and the terms of our MOU impose heightened capital requirements on us. Accordingly, regulatory requirements and/or further deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices which result in substantial dilution.

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt or preferred securities would receive a distribution of our available assets before

Return to Cross Reference Table

distributions to the holders of our common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. We cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a shareholder's interest in us.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.

Anti-takeover provisions could negatively impact our shareholders.

Our articles of incorporation and the laws of Michigan include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in the best interests of us and our shareholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities and (ii) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None

Return to Cross Reference Table

ITEM 2                      PROPERTIES

The Company’s executive offices are located in Ann Arbor, MI. The Company and the Bank operate nineteen properties in Washtenaw, Lenawee and Monroe Counties in Michigan. Five of the properties are leased, and all others are owned. Sixteen properties include banking offices, and all but two of the banking offices offer drive-up banking services. All banking offices also offer ATM service. In addition to banking offices, United operates administrative and support facilities at the Hickman Financial Center, support and training facilities at the Downing Center, a Wealth Management office, and additional training facilities, all in Tecumseh.

ITEM 3                      LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any material pending legal proceedings. They are involved in ordinary routine litigation incidental to their business; however, no such proceedings are expected to result in any material adverse effect on the operations or earnings of the Company. Neither the Company nor its subsidiary are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4                      [REMOVED AND RESERVED]

This Item of Form 10-K has been removed and reserved by the Securities and Exchange Commission.

PART II

ITEM 5                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The following table shows the high and low bid prices of common stock of the Company for each quarter of 2010 and 2009 as quoted on the OTC Bulletin Board, under the symbol of “UBMI.” The prices listed below are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. They also do not include private transactions not involving brokers or dealers. The Company had 1,221 shareholders of record as of December 31, 2010.

	2010			2009
			Cash			Cash
	Market Price		Dividends	Market Price		Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$8.50	$4.35	$-	$10.50	$5.50	$0.02
2nd	7.00	4.00	-	7.00	5.60	-
3rd	6.25	3.65	-	6.90	4.74	-
4th	4.00	2.65	-	6.50	5.00	-

Return to Cross Reference Table

The board of directors of the Company suspended payment of cash dividends on its shares of common stock in the second quarter of 2009. The board believes that it is in the Company’s best interest to preserve capital given the severe financial market conditions in Michigan and the United States.

Banking laws and regulations restrict the amount the Bank can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-50, which discussion is incorporated here by reference. In addition, under the CPP, the Company is subject to restrictions on the declaration and payment of dividends to common shareholders. These restrictions are discussed in Part I, Item 1 of this report and Note 15 on Page A-50, which discussion is incorporated here by reference. See also, the risk factor on Page 26 of this report entitled “Our participation in U.S. Treasury's TARP Capital Purchase Program restricts our ability to pay dividends to common shareholders, restricts our ability to repurchase shares of common stock, and could have other negative effects,” which is incorporated here by reference.

The following table provides information regarding equity compensation plans approved by shareholders as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	(a)	(b)	(c)
Stock Option Plans (1)	407,730	$21.02	-
Stock Incentive Plan of 2010	-	-	500,000
Director Retainer Plan (2)	63,136	NA	39,517
Deferred Bonus Plan (2)	4,568	NA	21,373
Total	475,434	$21.02	560,890

(1)	The Company's 2005 Stock Option Plan expired on January 1, 2010, and no additional options can be issued under the plan.

(2)
The number of shares credited to participants under the Director Retainer and Deferred Bonus plans is determined by dividing the amount of each deferral by the market price of stock at the date of that deferral.

The Company has no equity compensation plans not approved by shareholders.

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2006 through 2010. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report. Information is unaudited; in thousands, except per share data.

Return to Cross Reference Table

Thousands of dollars
FINANCIAL CONDITION	2010	2009	2008	2007	2006
Assets
Cash and demand balances in other banks	$10,623	$10,047	$12,147	$17,996	$17,606
Federal funds sold and equivalents	95,599	115,542	6,325	11,130	3,770
Securities available for sale	124,544	92,146	82,101	83,128	93,141
Net loans	577,111	638,012	683,695	637,994	593,914
Other assets	53,833	53,581	48,125	45,439	42,558
Total Assets	$861,710	$909,328	$832,393	$795,687	$750,989

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$113,206	$99,893	$89,487	$77,878	$81,373
Interest bearing deposits	620,792	682,908	620,062	593,659	546,629
Total deposits	733,998	782,801	709,549	671,537	628,002
Short term borrowings	1,234	-	-	-	77
Other borrowings	30,321	42,098	50,036	44,611	40,945
Other liabilities	3,453	3,562	3,357	6,572	7,429
Total Liabilities	769,006	828,461	762,942	722,720	676,453
Shareholders' Equity	92,704	80,867	69,451	72,967	74,536
Total Liabilities and Shareholders' Equity	$861,710	$909,328	$832,393	$795,687	$750,989

RESULTS OF OPERATIONS
Interest income	$39,770	$43,766	$47,041	$51,634	$47,056
Interest expense	8,687	12,251	17,297	21,873	17,802
Net Interest Income	31,083	31,515	29,744	29,761	29,254
Provision for loan losses	21,530	25,770	14,607	8,637	2,123
Noninterest income	16,298	16,899	13,510	13,652	12,175
Goodwill impairment	-	3,469	-	-	-
Other noninterest expense (1)	32,497	33,647	29,963	27,559	26,914
Loss before federal income tax	(6,646)	(14,472)	(1,316)	7,217	12,392
Federal income tax (benefit)	(2,938)	(5,639)	(1,280)	1,635	3,420
Net loss	$(3,708)	$(8,833)	$(36)	$5,582	$8,972

Basic and diluted earnings (loss) per share (2) (3)	$(0.89)	$(1.93)	$(0.01)	$1.06	$1.69
Cash dividends paid per common share (3)	-	0.02	0.70	0.79	0.73

(1)	Excludes 2009 goodwill impairment.
(2)	Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
(3)	Adjusted to reflect stock dividends paid in 2007 and 2006.

Return to Cross Reference Table

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-28 hereof, and is incorporated by reference here.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data – The information required by this item is contained in Note 22 on Page A-61 hereof, and is incorporated by reference here.

Other information required by this item is contained on Pages A-30 through A-62 hereof, and is incorporated by reference here.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a)
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)	Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f). The Company's

Return to Cross Reference Table

internal control system was designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of the Evaluation Date, and has concluded that, as of the Evaluation Date, the Company's internal control over financial reporting was effective. Management identified no material weakness in the Company's internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission (“COSO”) in “Internal Control - Integrated Framework.”

	/s/ Robert K. Chapman	/s/ Randal J. Rabe
	Robert K. Chapman	Randal J. Rabe
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

Return to Cross Reference Table

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all co-workers, officers and directors of the Company and its subsidiaries. The Code is designed to deter wrongdoing and to promote:

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

The information required by this item, other than as set forth above, is contained under the heading “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2011 Proxy Statement and is incorporated here by reference.

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained under the heading “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the headings “Compensation of Directors and Executive Officers – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners,” and “Security Ownership of Management,” in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings “Directors and Executive Officers,” “Committees and Meetings of the Board of Directors,” and “Directors, Executive

Return to Cross Reference Table

Officers, Principal Shareholders and their Related Interests - Transactions with the Bank” in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders and in Note 14 on Page A-50 hereof and is incorporated here by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading “Relationship With Independent Public Accountants” in the Company's definitive Proxy Statement in connection with its 2011 Annual Meeting of Shareholders and is incorporated here by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The information required by this Item is included in Item 8 on Page 34 of this report, and is incorporated here by reference.

	2.	Financial statement schedules are not applicable.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated here by reference.

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

United Bancorp, Inc.

By	/s/ Robert K. Chapman	February 24, 2011
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24 2011
Randal J. Rabe

	Director	February24, 2011
Stephanie H. Boyse*

	Director	February 24, 2011
James D. Buhr *

	Director	February 24, 2011
John H. Foss*

	Director	February 24, 2011
Norman G. Herbert*

	Chairman of the Board	February 24, 2011
David S. Hickman*

	Director	February 24, 2011
James C. Lawson*

	Director	February 24, 2011
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

Return to Cross Reference Table

EXHIBIT INDEX

Exhibit	Description
1.1
Underwriting Agreement dated December 13, 2010 by and among United Bancorp, Inc., United Bank & Trust, and Sandler O’Neill & Partners, L.P. as sole underwriter. Previously filed with the Commission on December 14, 2010 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 1.1.  Incorporated here by reference.

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

10.2*
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

10.3*
United Bancorp, Inc. 1999 Stock Option Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.3. Incorporated here by reference.

10.4*
United Bancorp, Inc. 2005 Stock Option Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

Return to Cross Reference Table

10.5*
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
10.9*
Form of Consent and Amendments to Benefit Plans. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

10.10*
2009 Management Committee Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

10.11*
2009 Stakeholder Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.2. Incorporated here by reference.

10.12*
Form of Supplemental Executive Retirement Benefits Plan for David S. Hickman. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.16. Incorporated here by reference.

10.13*
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
Consolidated Financial Statements

Nature of Business

United Bancorp, Inc. (the "Company" or “United”) is a Michigan bank holding company headquartered in Ann Arbor, Michigan. The Company, through its subsidiary bank, United Bank & Trust ("UBT" or the “Bank”), offers a full range of financial services through a system of sixteen banking offices located in Lenawee, Monroe and Washtenaw Counties. The Bank is 100% owner of United Mortgage Company. United Structured Finance Company is a DBA of the Bank’s structured finance group. While the Company's chief decision makers monitor the revenue streams of the Company’s various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment – commercial banking.

Return to Financial Statements Table of Contents

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations of the Company and the Bank.

Background

We are a Michigan corporation headquartered in Ann Arbor, Michigan and serve as the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 2010, we had total assets of approximately $861.7 million, deposits of approximately $734.0 million, and total shareholders' equity of approximately $92.7 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and positions us well for future revenue growth and profitability. During the twelve month period ended December 31, 2010, our non-interest income equaled 34.4% of our operating revenues and for each of the last five years ended December 31, 2010 approximated 32.3% of our operating revenues. This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.70% for the 12 month period ended December 31, 2010. Our average pre-tax, pre-provision return on average assets over the last five years ended December 31, 2010 was approximately 1.81%. For additional information about our pre-tax, pre-provision income, please see "Earnings Summary and Key Ratios” under “Results of Operations” on Page A-17 and A-18.

Our Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing.

Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been the most active originator of mortgage loans in our market area. United Mortgage Company was the leading residential mortgage lender in Lenawee County and in the City of Ann Arbor for 2009.

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 27.7% of our noninterest income for the twelve months ended December 31, 2010.

Return to Financial Statements Table of Contents

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2009, United Structured Finance Company was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2010, United Structured Finance Company was the leading SBA lender in Lenawee, Washtenaw and Livingston Counties combined.

Economic Trends

Our primary market area is in Washtenaw, Lenawee, and Monroe Counties and generally encompasses the Ann Arbor metropolitan area, which we believe is our primary area for future organic growth.

While Michigan has the fourth highest seasonally-adjusted unemployment rate in the United States (as of December 2010),1 the unemployment rate has shown an improving trend for the past several quarters.2 The Michigan December 2010 seasonally-adjusted unemployment rate of 11.7%3 was the lowest monthly rate since January, 20094 and the December 2010 unadjusted rate of 10.6%5 was the lowest monthly rate since December 2008.6 Michigan lost just 12,900 jobs in all of 2010, representing a significant decrease from the monthly average loss of 16,500 in 2008 and 17,000 in 2009, to an average monthly decline of 1,100 jobs in 2010. University of Michigan economists expect positive job growth in 2011, which would be the first yearly gain in over a decade.7

Washtenaw County had the lowest unadjusted unemployment rate in the state at 6.6% for December 2010.8 It appears that the Michigan housing market is beginning to show signs of stabilization. The Michigan Economic Activity Index equally weighs nine, seasonally adjusted coincident indicators of real economic activity that reflect activity in the construction, manufacturing and service sectors as well as job growth and consumer outlays. The index is measured on a scale of 110. The index rose three points in July 2010 reaching a level of 87, the index's highest value in over two years,9 and held flat in November 2010 at that level, for the fourth time in five months.10 The index has experienced a 16 point growth above the cycle low of 71 reached in July 2009.11

1U.S. Bureau of Labor Statistics, Local Area Unemployment Statistics, Unemployment Rates for November 2010.
2 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, Statewide (Monthly Historical).
3 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, Statewide, Adjusted (Monthly Historical).
4 Id.
5 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, Statewide, Unadjusted (Monthly Historical)
6 Id.
7 University of Michigan, Research Seminar in Quantitative Economics, May 27, 2010.
8 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, by County (December 2010).
9 Michigan Economy Flat in November, Reports Comerica Bank's Michigan Economic Activity Index (January 20, 2011).
10 Id.
11 Id.

Return to Financial Statements Table of Contents

Washtenaw County had a population of approximately 347,563 for 200912 and is projected to grow by approximately 2.58% from 2009-2020 and approximately 9.38% from 2009-2035.13  Washtenaw County had a median household income of approximately $59,000 for 2008, which was the third highest in the state.14

The economic base of Washtenaw County has a substantial reliance on health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total employment, in large part due to the University of Michigan and the University of Michigan Medical Center.

The economic base of Lenawee and Monroe Counties is primarily agricultural and light manufacturing, with their manufacturing sectors exhibiting moderate dependence on the automotive industry. Lenawee County had a population of approximately 100,000 for 200915 and a median household income of approximately $51,000 for 2008.16  Monroe County had a population of approximately 153,000 for 200917 and a median household income of approximately $58,000 for 2008.18  Lenawee County had an unadjusted unemployment rate of 12.4% for December 201019 and Monroe County had an unadjusted unemployment rate of 10.6% for that same month.20

Market Developments

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection ("BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

12 Michigan State Senate, Senate Fiscal Agency, Michigan Population by County.
13 Southeast Michigan Council for Governments, 2035 Forecast for Southeast Michigan, Population, Households, and Jobs for Counties, Cities, Villages and Townships (2005-2035), April 2008. .
14 Michigan Labor Market Information, Data Explorer – Income (2008 Annual).
15 U.S. Census Bureau, Population Finder (Lenawee County).
16 Michigan Labor Market Information, Data Explorer – Income (2008 Annual). See Exhibit Q, supra note 21.
17 U.S. Census Bureau, Population Finder (Monroe County).
18 Michigan Labor Market Information, Data Explorer – Income (2008 Annual). See Exhibit Q, supra note 21.
19 Michigan Labor Market Information, Data Explorer –Unemployment Statistics (August 2010).
20 Id.

Return to Financial Statements Table of Contents

Deposit Insurance

On November 9, 2010, the FDIC issued a proposed rule that would change the assessment base, beginning with the second quarter of 2011 and payable at the end of September, 2011, from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.21 The proposal defines tangible equity as Tier 1 capital. Since the new base is larger than the current base, the FDIC proposal also would lower assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Initial assessment rates would be determined by combining supervisory ratings with financial ratios. Under the proposed rule, the Bank would pay 20% to 35% less in FDIC assessments than under the current methodology, at similar risk ratings and balance sheet size.

As a result of provisions of the Dodd-Frank Act, all funds in a "noninterest-bearing transaction account" are insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. The increase in maximum deposit insurance coverage to $250,000 was made permanent under the Dodd-Frank Act.

Debit Card Interchange Fees and Routing

The Federal Reserve Board on December 16 issued a proposal to implement a provision in the Dodd-Frank Act -- the Durbin amendment -- that requires the Fed to set debit-card interchange fees so they are "reasonable and proportional" to the cost of the transaction.22 Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks such as UBT, which will be pressured by the marketplace to lower their own interchange rates.

Overdraft Protection Rules

On November 24, 2010, the FDIC issued final guidance to address the risks associated with overdraft payment programs. The guidance is intended to ensure robust oversight of automated overdraft programs offered by certain FDIC-insured institutions.

In response to concerns about automated overdraft programs, the FDIC on August 11, 2010, proposed guidance for public comment on how the banking institutions it supervises should monitor and oversee overdraft programs. The final guidance provides information to assist FDIC-supervised institutions in identifying, managing and mitigating risks associated with overdraft payment programs, including risks that could result in serious financial harm to certain consumers.

The guidance focuses on automated overdraft programs and encourages banks to offer less costly alternatives if, for example, a borrower overdraws his or her account on more than six occasions where a fee is charged in a rolling twelve-month period. Additionally, to avoid reputational and

21 FDIC Notice of Proposed Rulemaking and Request for Comment, November 9, 2010
22 American Bankers Association at aba.com;  “Issues and Advocacy”, Debit Card Interchange Fees and Routing

Return to Financial Statements Table of Contents

other risks, the FDIC expects institutions to institute appropriate daily limits on customer costs and ensure that transactions are not processed in a manner designed to maximize the cost to consumers, such as by processing checks from the largest to the smallest.

In order to give institutions sufficient time to review, consider and respond to the expectations set out in the final guidance, the FDIC expects any additional efforts to mitigate risks to be in place by July 1, 2011. 23 The Bank is currently evaluating its alternatives with regard to this guidance, and has not determined the potential impact on its financial statements.

Small Business Lending Fund

The Small Business Jobs Act of 2010 was enacted on September 27, 2010, and created the Small Business Lending Fund (“SBLF”). The SBLF authorizes the U.S. Treasury Department (“Treasury”) to invest up to a total of $30 billion in institutions with assets below $10 billion that meet certain supervisory conditions and that present an acceptable small business lending plan.

Treasury has authority to make investments from the SBLF until September 27, 2011. The deadline for banks to apply for the SBLF is generally March 31, 2011. Treasury stresses that Boards of directors of institutions that participate in the SBLF Program should ensure that small business lending policies are consistent with the safe and sound lending practices outlined in the banking agencies' interagency guidance.24

The Company is evaluating the program for utilization as a potential vehicle for refinancing its TARP preferred shares.

Other Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). On January 11, 2011, we entered into a revised Memorandum of Understanding (“MOU”) with substantially the same requirements as the MOU dated January 15, 2010. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

23 FDIC Press Release dated November 24, 2010
24 American Bankers Association at aba.com; “Issues and Advocacy,” Small Business Lending Fund

Return to Financial Statements Table of Contents

Board Leadership

On October 21, 2010, our Board of Directors appointed James C. Lawson as Vice Chairman of the Board of the Company. Mr. Lawson has been identified by our Board of Directors as the intended successor to David S. Hickman as Chairman of the Board of Directors of the Company. Mr. Lawson's appointment is a component of the Board's succession plan to fill the position that will be vacated by Mr. Hickman upon his retirement. To facilitate an orderly transition, Mr. Lawson will work closely with Mr. Hickman, with the intent that he will succeed Mr. Hickman as Chairman of the Board following the 2011 annual meeting of shareholders.

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company contributed $10 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010. At December 31, 2010, the Bank’s Tier 1 capital ratio was 9.21%, and its ratio of total capital to risk-weighted assets was 14.71%.

Executive Summary

The Company achieved consolidated net income of $600,000 in the second six months of 2010, following losses of $4.3 million in the first half of the year, as a result of strong pre-tax, pre-provision income and improving credit quality. United’s pre-tax, pre-provision return on average assets (“PTPP ROA”) for the twelve month period ended December 31, 2010 of 1.70% was improved from 1.67% for the twelve month period ended December 31, 2009. The Company’s net loss for 2010 of $3.708 million was an improvement from the net loss of $8.833 million incurred during 2009.

Net interest income for 2010 was 1.4% lower than achieved in 2009, as earning assets have declined. At the same time, the Company’s net interest margin continued to be very stable in spite of a decline in loan balances and continued elevated levels of short-term liquid assets. United’s full year 2010 net interest margin of 3.79% was substantially unchanged from 3.80% for all of 2009.

Noninterest income was down $600,000, or 3.6%, in 2010 compared to 2009. Wealth management revenues improved by $448,000, or 11.0%, in 2010 compared to 2009, but that increase was offset by decreases in deposit service charges, fee income and income from loan sales and servicing.

Total noninterest expenses declined 3.4% for all of 2010 compared to 2009, when excluding the first quarter 2009 goodwill impairment charge. Most categories of expenses were lower in 2010 than in 2009, reflecting cost containment and reduction measures. Professional fees and expenses related to nonperforming loans were higher in 2010 than in 2009, reflecting the continuing costs

Return to Financial Statements Table of Contents

associated with working through problem loans. The Company’s provision for loan losses of $21.5 million for the twelve months of 2010 was 16.5% lower than the provision expense of $25.8 million for the same period of 2009.

Total consolidated assets of the Company were $861.7 million at December 31, 2010, down 5.2% from $909.3 million at December 31, 2009. Gross portfolio loans have declined in 2010 as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate credit and interest rate risk. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. While the Company’s portfolio loans have declined by $58.1 million, or 8.9%, since December 31, 2009, the balance of loans serviced for others has increased by $132.6 million, or 25.4%, during the same time period.

The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $95.6 million at December 31, 2010, compared to $115.5 million at December 31, 2009.

United generally did not replace maturing wholesale deposits in 2010, resulting in a decline in deposit balances. Total deposits of $734.0 million at December 31, 2010 were down $48.8 million, or 6.2% over the twelve months of 2010. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of deposits was 1.13% for all of 2010, down from 1.60% for 2009.

The Company’s ongoing proactive efforts to resolve nonperforming loans have contributed to the Company’s improving credit quality trends of the past few quarters. Within the Company’s loan portfolio, $29.2 million of loans were considered nonperforming at December 31, 2010, compared to $31.7 million as of December 31, 2009. Total nonperforming loans as a percent of total portfolio loans moved from 4.87% at the end of 2009 to 4.94% at December 31, 2010. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more and exclude accruing restructured loans. Balances of accruing restructured loans at December 31, 2010 and 2009 were $17.3 million and $15.6 million, respectively.

The Company’s ratio of allowance for loan losses to total loans at December 31, 2010 was 4.25%, and covered 86.0% of nonperforming loans, compared to 3.08% and 63.2%, respectively, at December 31, 2009. The Company’s allowance for loan losses increased by $5.1 million, or 25.7%, from December 31, 2009 to December 31, 2010. Net charge-offs of $16.4 million for 2010 were 31.9% below the $24.1 million charged off in 2009.

Return to Financial Statements Table of Contents

Financial Condition

Securities

Balances in the securities portfolio increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of 2010 and 2009.

At December 31,	2010		2009
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$33,687	27.0%	$32,239	35.0%
Mortgage backed agency securities	66,098	53.1%	23,142	25.1%
Obligations of states and political subdivisions	24,605	19.8%	34,111	37.0%
Corporate, asset backed and other securities	126	0.1%	2,623	2.8%
Equity securities	28	0.0%	31	0.0%
Total Investment Securities	$124,544	100.0%	$92,146	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 2.9% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 4.1% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at the end of 2010 and 2009.

In thousands of dollars	2010	2009	Change
U.S. Treasury and agency securities	$(210)	$393	$(603)
Mortgage backed agency securities	384	685	(301)
Obligations of states and political subdivisions	764	856	(92)
Corporate, asset backed and other securities	-	(5)	5
Equity securities	2	5	(3)
Total Investment Securities	$940	$1,934	$(994)

Return to Financial Statements Table of Contents

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.8 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $70.2 million for the first nine months of 201025, and continues to pay dividends on its stock. The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of December 31, 2010.

Loans

As a full service lender, the Bank offers a variety of loan products in its markets. Portfolio loan balances declined by 8.9% in 2010, with the declines across all major categories of the portfolio.

Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances declined by 3.0% for the year.

Business loan balances were down 9.7% during 2010, following a decline of 4.5% in 2009. The decline in loans to commercial enterprises reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in their portfolios. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolios of the Bank. Refinancing activity has resulted in a decline in residential mortgage balances on the Bank's portfolios of 0.5% in 2010 and 4.3% in 2009.

The Bank’s loan portfolio includes $7.5 million of purchased participations in business loans originated by other institutions. These participations represent 1.3% of total portfolio loans. Of those participation loans, 70.1% of the outstanding balances are the result of participations purchased from other Michigan banks.

Outstanding balances of loans for construction and development declined by approximately $15.2 million, or 26.7%, during 2010. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

25 Federal Home Loan Bank of Indianapolis, Form 10-Q for the third quarter of 2010

Return to Financial Statements Table of Contents

The following table shows the balances of the various categories of loans of the Company, along with the percentage change of the portfolio by type as of the end of 2010 and 2009.

	December 31, 2010		December 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$107,399	18.1%	$110,702	17.0%
Business, including commercial mortgages	354,340	59.9%	392,495	60.4%
Tax exempt	2,169	0.4%	3,005	0.5%
Residential mortgage	86,006	14.5%	86,417	13.3%
Construction and development	41,554	7.0%	56,706	8.7%
Deferred loan fees and costs	517	0.1%	728	0.1%
Total portfolio loans	$591,985	100.0%	$650,053	100.0%

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

	December 31,		Change
Nonperforming Assets, in thousands of dollars	2010	2009	Amount	Percent
Nonaccrual loans	$28,661	$26,188	$2,473	9.4%
Accruing loans past due 90 days or more	583	5,474	(4,891)	-89.3%
Total nonperforming loans	29,244	31,662	(2,418)	-7.6%
Other assets owned	4,304	2,803	1,501	53.5%
Total nonperforming assets	$33,548	$34,465	$(917)	-2.7%
Percent of nonperforming loans to total loans	4.94%	4.87%	0.07%
Percent of nonperforming assets to total assets	3.89%	3.79%	0.10%
Allowance coverage of nonperforming loans	86.0%	63.2%	22.81%

Loans delinquent 30-89 days	$7,838	$7,814	$24	0.3%

Accruing restructured loans (1)
	Business, including commercial mortgages	$10,382	$11,268	$(886)	-7.9%
	Construction and development	4,045	3,281	764	23.3%
	Residential mortgage	2,844	1,035	1,809	174.8%
	Total accruing restructured loans	$17,271	$15,584	$1,687	10.8%

(1)	Prior period amounts have been revised to reflect the retrospective application of more definitive regulatory guidance.

Return to Financial Statements Table of Contents

Total nonaccrual loans have increased by $2.5 million, or 9.4%, since the end of 2009, while accruing loans past due 90 days or more have declined by $4.9 million. The increase in nonaccrual loans reflects the move of some loans to nonaccrual status, net of payoff or charge-off of some nonperforming loans. The decrease in accruing loans past due 90 days or more reflects the move of some delinquent borrowers to nonaccrual status and the move of some clients to current status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Total nonperforming loans declined by $2.4 million, or 7.6%, since December 31, 2009. Total nonperforming loans as a percent of total portfolio loans moved from 4.87% at the end of 2009 to 4.94% at December 31, 2010, and the allowance coverage of nonperforming loans improved from 63.2% at December 31, 2009 to 86.0% at December 31, 2010. The decline in nonperforming loans is a result of the Company’s ongoing proactive efforts to resolve nonperforming loans by bringing borrowers current.

Other assets owned include other real estate owned and other repossessed assets. Holdings of other assets owned increased by $1.5 million since the end of 2009 as the Bank has assumed ownership of an increased number of properties. At December 31, 2010, other real estate owned included forty-two properties that were acquired through foreclosure or in lieu of foreclosure. The properties included twenty-five commercial properties, seven of which were the result of out-of-state loan participations, and seventeen residential properties. Three commercial properties are leased, and all are for sale. This compares to fourteen commercial properties and one residential home at December 31, 2009. Also included in these totals at December 31, 2010 are other assets owned of $26,000, consisting of two boats, which are also for sale.

The table below reflects the changes in other assets owned during 2010:

In thousands of dollars	Other Real Estate	Other Assets	Total
Balance at January 1	$2,774	$29	$2,803
Additions	3,379	118	3,497
Sold	(1,002)	(163)	(1,165)
Gains (losses) on sale	(873)	42	(831)
Balance at December 31	$4,278	$26	$4,304

Accruing restructured loans of $17.3 million at December 31, 2010 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $14.4 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. This category also includes $4.0 million of construction and development loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. United does not typically lower the interest rate and does not forgive principal or interest as part of the modification. United frequently obtains additional collateral, guarantor support or an increase in the rate when granting a principal deferral. The average yield

Return to Financial Statements Table of Contents

on these modified commercial loans was 5.90%, compared to 5.54% earned on the entire commercial loan portfolio in the fourth quarter of 2010.

The second category included in accruing restructured loans is mortgage loans whose terms have been restructured at less than market terms and include rate modifications and forbearance. These totals consist of fourteen loans for a total of $2.8 million at December 31, 2010, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2009.

Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in the portfolio. An analysis of the allowance for loan losses for the twelve months ended December 31, 2010, 2009 and 2008 follows:

In thousands of dollars	2010	2009	2008
Balance, January 1	$20,020	$18,312	$12,306
Loans charged off	(17,329)	(24,368)	(8,772)
Recoveries credited to allowance	942	306	171
Provision charged to operations	21,530	25,770	14,607
Balance, December 31	$25,163	$20,020	$18,312
Allowance as % of total loans	4.25%	3.08%	2.63%

The Company’s provision for loan losses of $21.5 million for the twelve months of 2010 was 16.5% lower than the provision expense of $25.8 million for the same period of 2009. For 2010, the Company’s provision for loan losses exceeded its net charge offs by $5.1 million. The allowance as a percent of total loans has increased from 3.08% at December 31, 2009 to 4.25% at December 31, 2010.

A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $48.8 million of impaired loans have been identified as of December 31, 2010, compared with $36.2 million as of December 31, 2009, and the specific allowance for impaired loans was $9.2 million at December 31, 2010, compared to $5.8 million at December 31, 2009. The ultimate amount of the impairment and the potential losses to the Company may be higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

The following table presents the allocation of the allowance for loan losses applicable to each loan category in thousands of dollars, as of December 31, 2010 and 2009. The allocation method used takes into account specific allocations for identified credits and a historical loss average, adjusted for certain qualitative factors, in determining the allocation for the balance of the portfolio.

Return to Financial Statements Table of Contents

	December 31, 2010		December 31, 2009
Dollars in thousands	Allocation	% of Loans	Allocation	% of Loans
Business and commercial mortgage	$16,672	4.71%	$12,221	3.10%
Construction and development loans	3,248	9.87%	5,164	10.10%
Residential mortgage	2,661	2.93%	760	0.82%
Personal	2,582	2.26%	1,875	1.67%
Total	$25,163	4.25%	$20,020	3.08%

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Bank uses an independent loan review firm to assess the quality of its business loan portfolio.

Construction and development loans (“CLD loans”) include residential and non-residential construction and development loans. The residential construction and development portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. The non-residential construction and development portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Additionally, we may experience significant construction loan losses because independent appraisers or project engineers inaccurately estimate the cost and value of construction loan projects.

During the past two years, the Company has reduced its CLD balances by $38.9 million, or 48.3%, with approximately one-half of the decrease attributable to charge-offs. However, the net charge-offs of CLD loans declined from $14.4 million in 2009 to $5.6 million in 2010.

The Bank’s portfolio of residential mortgages consists of loans to finance 1-4 family residences, second homes, vacation homes, and residential investment properties. In the second quarter of 2010, the Company began recognizing losses on specific residential mortgage loans in the process of foreclosure at an earlier point in the foreclosure process, in accordance with recently provided regulatory guidance. This resulted in an increase in the portion of the Company’s allowance for loan losses determined by measurement of the impairment in groups of loans with similar characteristics, and resulted in a corresponding increase in the Company’s provision for loan losses during 2010 of approximately $667,000.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of

Return to Financial Statements Table of Contents

loans for automobiles, boats and manufactured housing, and make up a small percent of the personal loans.

Further information concerning credit quality is contained in Note 5 of the Notes to Consolidated Financial Statements, which information is incorporated here by reference.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At December 31, 2010, core deposits accounted for 97.3% of total deposits, as compared to 95.2% at December 31, 2009. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	2010 Change		2009 Change
In thousands of dollars	Amount	Percent	Amount	Percent
Noninterest bearing deposits	$13,313	13.3%	$10,406	11.6%
Interest bearing deposits	(62,116)	-9.1%	62,846	10.1%
Total deposits	$(48,803)	-6.2%	$73,252	10.3%

Total deposits declined by $48.8 million in the twelve months ended December 31, 2010. The Bank’s noninterest bearing deposits increased by 13.3% during 2010, while interest bearing deposits declined by 9.1%. As part of its capital ratio improvement initiatives, United generally did not replace maturing wholesale deposits in 2010. The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products. In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Bank's deposit rates are consistently competitive with other banks in its market areas.

Noninterest bearing deposits made up 15.4% of total deposits at December 31, 2010, compared to 12.8% at December 31, 2009. The table below shows the makeup of the Company’s deposits at December 31, 2010 and 2009.

Return to Financial Statements Table of Contents

	December 31, 2010		December 31, 2009
In thousands of dollars	Balance	% of total	Balance	% of total
Noninterest bearing deposits	$113,206	15.4%	$99,893	12.8%
Interest bearing deposits	620,792	84.6%	682,908	87.2%
Total deposits	$733,998	100.0%	$782,801	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Bank is also a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Bank maintains interest-bearing deposit accounts with the Federal Reserve Bank and the FHLBI, as alternatives to federal funds.

The Bank also has the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds and equivalents were used during 2010 and 2009, while short term advances and discount window borrowings were not utilized during either year.

The Company’s balance sheet includes short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans is carried as secured borrowing for a 90-day period.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

The Company experienced a consolidated net loss of $3.708 million for 2010, improving from a loss of $8.833 million in 2009. Net interest income for 2010 was 1.4% lower than in 2009, as balances of average earning assets have declined. At the same time, the Company’s net interest margin continued to be very stable in spite of a decline in loan balances and continued elevated levels of short-term liquid assets. The Company’s return on average assets for 2010 was -0.42%, compared to -1.00% for 2009 and 0.00% for 2008. Return on average shareholders’ equity for 2010 was -4.66%, compared to -10.47% for 2009 and -0.05% for 2008.

Return to Financial Statements Table of Contents

United’s noninterest income declined by 3.6% in 2010 compared to 2009, in part from lower deposit service charges, fee income and income from loan sales and servicing, following an increase of 25.1% from 2008 to 2009. In addition, the Company’s volume of loans sold on the secondary market was particularly high in 2009, contributing to the decline in 2010 compared to 2009. Those items are discussed in more detail later in this discussion. Noninterest income represented 34.4% of the Company’s total revenues for 2010, compared to 34.9% for 2009.

Noninterest expenses, excluding a one-time goodwill impairment charge taken in 2009, were down 3.4% from 2009. Several categories of expenses were lower in 2010 than in 2009, reflecting cost containment and reduction measures. While professional fees and expenses related to nonperforming loans have increased, reductions in other categories of expense have more than offset those increases. In particular, salaries and employee benefit costs for 2010 reflect cost containment and reduction measures previously mentioned, including a number of staff reductions undertaken in December, 2009. The Company’s provision for loan losses was $21.5 million in 2010, down from $25.8 million in 2009, or 16.5%, following an increase of 76.4% in 2009 over 2008.

The following table shows the trends of the major components of earnings for the five most recent quarters.

	2010				2009
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$7,735	$7,964	$7,677	$7,707	$8,180
Provision for loan losses	4,930	3,150	8,650	4,800	5,300
Noninterest income	4,553	4,812	3,709	3,224	4,022
Noninterest expense	8,225	8,315	8,298	7,659	7,953
Federal income taxes	(440)	284	(2,063)	(719)	(569)
Net income (loss)	$(427)	$1,027	$(3,499)	$(809)	$(482)
Basic and diluted earnings (loss) per share	$(0.11)	$0.14	$(0.74)	$(0.21)	$(0.15)
Return on average assets	-0.20%	0.47%	-1.60%	-0.36%	-0.21%
Return on average shareholders' equity	-2.12%	5.25%	-17.56%	-4.05%	-2.34%
Net interest margin	3.81%	3.97%	3.76%	3.69%	3.81%
Efficiency Ratio (tax equivalent basis)	66.3%	64.5%	72.1%	69.0%	64.9%
Dividend payout ratio	0.0%	0.0%	0.0%	0.0%	0.0%
Tier 1 Leverage Ratio	10.2%	8.5%	8.1%	8.4%	8.6%

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses and one-time goodwill impairment charge. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison. The table below shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the twelve month periods ended December 31, 2010, 2009 and 2008.

Return to Financial Statements Table of Contents

	Twelve Months Ended December 31,
Dollars in thousands	2010	2009	Change	2008	Change
Interest income	$39,770	$43,766	-9.1%	$47,041	-7.0%
Interest expense	8,687	12,251	-29.1%	17,297	-29.2%
Net interest income	31,083	31,515	-1.4%	29,744	6.0%
Noninterest income	16,298	16,899	-3.6%	13,510	25.1%
Noninterest expense (1)	32,497	33,647	-3.4%	29,963	12.3%
Pre-tax, pre-provision income	$14,884	$14,767	0.8%	$13,291	11.1%
Pre-tax, pre-provision ROA	1.70%	1.67%	0.03%	1.64%	0.03%
Reconcilement to GAAP income:
Provision for loan losses	$21,530	$25,770	-16.5%	$14,607	76.4%
Goodwill impairment	-	3,469	-100.0%	-	100.0%
Income tax benefit	(2,938)	(5,639)	NA	(1,280)	NA
Net loss	$(3,708)	$(8,833)	NA	$(36)	NA

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income

Declining interest rates over the past few years have significantly reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 9.1% in 2010 compared to 2009, while interest expense decreased 29.1% for 2010 compared to 2009, resulting in a reduction in net interest income of 1.4% for 2010 compared to 2009. Net interest margin for all of 2010 was 3.79%, compared to 3.80% for 2009. The Company’s net interest margin has remained relatively stable, due primarily to continued reduction in FHLB advances and higher-cost deposits combined with a corresponding reduction in short-term interest bearing assets.

Tax-equivalent yields on earning assets declined from 5.25% for 2009 to 4.83% for 2010, for a reduction of 42 basis points. The Company's average cost of funds decreased by 49 basis points, and tax equivalent spread improved from 3.49% for 2009 to 3.56% for all of 2010.

The following table provides a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for 2010, 2009 and 2008.

Return to Financial Statements Table of Contents

	2010			2009			2008
	Average	Interest	Yield/	Average	Interest	Yield/	Average	Interest	Yield/
Dollars in thousands	Balance	(b)	Rate	Balance	(b)	Rate	Balance	(b)	Rate
Assets
Interest earning assets (a)
Federal funds sold and equivalents	$93,072	$235	0.25%	$61,027	$153	0.25%	$5,170	$128	2.47%
Taxable securities	79,088	2,136	2.69%	60,363	1,896	3.14%	46,366	2,164	4.67%
Tax exempt securities (b)	27,805	1,455	5.69%	33,594	1,989	5.92%	36,939	2,148	5.82%
Taxable loans	632,319	36,279	5.74%	690,299	40,238	5.83%	670,279	43,171	6.44%
Tax exempt loans (b)	2,359	194	8.23%	2,767	210	7.57%	2,606	172	6.58%
Total interest earning assets (b)	834,643	$40,299	4.83%	848,049	$44,486	5.25%	761,360	$47,783	6.28%
Cash and due from banks	13,683			12,301			17,260
Premises and equipment, net	11,758			12,703			13,006
Intangible assets	-			855			3,469
Other assets	34,702			30,630			26,870
Unrealized (gain) on securities available for sale	2,308			1,839			370
Allowance for loan losses	(22,326)			(22,666)			(13,035)
Total Assets	$874,768			$883,711			$809,300

Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$356,153	$1,378	0.39%	$340,509	$1,752	0.51%	$310,569	$4,069	1.31%
Other interest bearing deposits	292,693	5,975	2.04%	308,962	8,650	2.80%	280,027	10,895	3.89%
Total interest bearing deposits	648,846	7,353	1.13%	649,471	10,402	1.60%	590,596	14,964	2.53%
Short term borrowings	2,022	144	7.10%	-	-	0.00%	4,399	96	2.18%
Long term borrowings	32,524	1,190	3.66%	44,896	1,849	4.12%	48,833	2,238	4.58%
Total interest bearing liabilities	683,392	8,687	1.27%	694,367	12,251	1.76%	643,828	17,298	2.69%
Noninterest bearing deposits	108,390			102,549			86,248
Other liabilities	3,442			2,462			5,639
Shareholders' equity	79,544			84,333			73,585
Total Liabilities and Shareholders' Equity	$874,768			$883,711			$809,300
Net interest income (b)		$31,612			$32,236			$30,485
Net spread (b)			3.56%			3.49%			3.59%
Net yield on interest earning assets (b)			3.79%			3.80%			4.04%
Tax equivalent adjustment on interest income		529			721			741
Net interest income per income statement		$31,083			$31,515			$29,744

Ratio of interest earning assets to interest bearing liabilities			1.22			1.22			1.18

(a)	Non-accrual loans and overdrafts are included in the average balances of loans.
(b)	Fully tax-equivalent basis; 34% tax rate.

Provision for Loan Losses

The Company’s provision for loan losses for 2010 was $21.5 million, down 16.5% from $25.8 million for 2009. For 2010, the Company’s provision for loan losses exceeded its net charge offs by $5.1 million. The provision provides for probable incurred losses inherent in the current portfolio.

While the local real estate markets and the economy in general have experienced some signs of stabilization, the loan portfolio of the Bank is affected by loans to a number of residential real

Return to Financial Statements Table of Contents

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

Generally, lot sales by the developers/borrowers continue to take place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the provision for loan losses is included in the “Credit Quality” discussion above.

Noninterest Income

Total noninterest income declined by 3.6% in 2010, following an increase of 25.1% in 2009 over 2008. The following table summarizes changes in noninterest income by category for 2010, 2009 and 2008.

Dollars in thousands	2010	2009	Change	2008	Change
Service charges on deposit accounts	$2,191	$2,731	-19.8%	$3,381	-19.2%
Wealth Management fee income	4,518	4,070	11.0%	4,343	-6.3%
Gains (losses) on securities transactions	31	(24)	-229.2%	(18)	33.3%
Income from loan sales and servicing	6,351	6,689	-5.1%	2,187	205.9%
ATM, debit and credit card fee income	1,940	2,174	-10.8%	2,257	-3.7%
Other income	1,267	1,259	0.6%	1,360	-7.4%
Total noninterest income	$16,298	$16,899	-3.6%	$13,510	25.1%

Service charges on deposit accounts were down 19.8% in 2010 following a decrease of 19.2% in 2009 over 2008. This continuing decline is in spite of the Company's 13.3% growth of noninterest bearing deposit account balances over the twelve months ended December 31, 2010. No significant changes to service charge structure were implemented in 2010. Substantially all of the decline in service charges in 2009 and 2010 was due to a reduction in NSF and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Bank’s offices. Wealth Management income improved by 11.0% in 2010 compared to 2009, following a decline of 6.3% in 2009 compared to 2008. Market values of assets managed by the Wealth Management Group have continued to recover in the past year as financial markets have rebounded, resulting in improvement in fee income.

Income from loan sales and servicing declined 5.1% in 2010 compared to 2009, following an unprecedented increase of 205.9% in 2009 compared to 2008. While the Company’s volume of rate-driven refinancing of residential mortgages had slowed in the fourth quarter of 2009 and the

Return to Financial Statements Table of Contents

first half of 2010, mortgage origination and sale activity increased again in the third and fourth quarters of 2010, resulting in strong levels of income from the sales and servicing of residential mortgage loans for 2010. The Bank generally sells the fixed rate long-term residential mortgages it originates on the secondary market, and retains adjustable rate mortgages for its portfolios.

Also contributing to the higher fee income levels in 2009, the Company had a positive valuation adjustment to loan servicing rights of $520,000 in 2009, and had no servicing rights valuation adjustment in 2010. The loan servicing rights valuation adjustment in 2009 was a reflection of a slowing of prepay speeds in the industry. The Bank generally markets its production of fixed rate long-term residential mortgages in the secondary market, and retains adjustable rate mortgages for its portfolio.

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market. The Bank also originates, sells and services SBA loans through its structured finance group, United Structured Finance Company (“USFC”). SBA loan origination volume increased in 2010, resulting in an increase in the Company’s income from the origination, sales and servicing of SBA loans.

The guaranteed portion of SBA loans originated by USFC is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

In thousands of dollars	2010	2009	Change
Residential mortgage sales and servicing	$5,272	$6,009	-12.3%
USFC loan sales and servicing	1,079	680	58.7%
Total income from loan sales and servicing	$6,351	$6,689	-5.1%

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Fee income in these areas was reduced in 2010 compared to 2009, reflecting changes made in its provider of credit card services for the Bank late in 2009. Expenses relating to production of that fee income were also reduced, with a net benefit to the Bank.

Other income includes income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees, as well as income from bank-owned life insurance. Total other income was up 0.6% in 2010 compared to 2009, following a decline from 2008 to 2009.

Noninterest Expense

The following table summarizes changes in the Company's noninterest expense by category for 2010, 2009 and 2008.

Return to Financial Statements Table of Contents

In thousands of dollars	2010	2009	Change	2008	Change
Salaries and employee benefits	$17,217	$17,904	-3.8%	$16,333	9.6%
Occupancy and equipment expense, net	5,207	5,255	-0.9%	4,874	7.8%
External data processing	1,206	1,590	-24.2%	1,755	-9.4%
Advertising and marketing	610	605	0.8%	1,191	-49.2%
Attorney, accounting and other professional fees	1,561	1,183	32.0%	1,020	16.0%
Expenses relating to ORE property	1,698	1,797	-5.5%	639	181.2%
FDIC Insurance premiums	1,806	1,954	-7.6%	408	378.9%
Goodwill impairment	-	3,469	-100.0%	-	100.0%
Other expenses	3,192	3,359	-5.0%	3,743	-10.3%
Total Noninterest Expense	$32,497	$37,116	-12.4%	$29,963	23.9%

Salaries and employee benefits, which are the Company’s largest single area of expense, were $687,000 lower, or 3.8% less, in 2010 than the same period one year earlier, primarily as a result of the Company’s cost containment initiatives implemented late in 2009 and in 2010.

Occupancy and equipment expenses were down slightly in 2010 compared to 2009, following an increase of 7.8% in 2009 over 2008, which included an increase in building and premises lease expense. External data processing costs were down year to date compared to 2009, reflecting changes made in providers of some specific services for the Bank late in 2009. Advertising and marketing expenses for 2010 were flat compared to 2009, following a decrease of 49.2% in 2009 compared to 2008 resulting from the Company’s cost-containment efforts.

Attorney, accounting and other professional fees were up 32.0% for 2010 compared to 2009, following an increase of 16.0% in 2009 compared to 2008. While much of the increase represents attorney and appraisal fees related to the Bank’s credit issues, the Company also incurred data processing conversion costs during the second and third quarters of 2010 relating to the consolidation of the Company’s subsidiary banks.

While expenses related to ORE property continued to make up a larger portion of the Company’s expenses, this category of expense decreased by 5.5% in 2010 compared to 2009. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of certain of these properties resulted in losses of $873,000 for 2010, compared to $1.2 million for 2009 and $0.4 million in 2008. Assets were written down to their estimated fair value less costs to sell, as a result of a decline in prevailing real estate prices and the Bank’s experience with increased foreclosures resulting from the weakened economy.

FDIC insurance costs continue to be a significant expense for the Bank. However, FDIC costs decreased by 7.6% in 2010 compared to 2009, as the Bank incurred expenses of $405,400 in the second quarter of 2009 as a result of the industry-wide FDIC special assessment for that quarter.

As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the 2009 goodwill impairment charge is included in Note 8 to the consolidated financial statements, which information is incorporated here by reference.

Return to Financial Statements Table of Contents

Other expenses were down 5.0% in 2010 compared to 2009, with those expenses including shareholder and compliance expense, among others. That decrease follows a decline of 10.3% in 2009 compared to 2008.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years, in thousands of dollars where applicable.

Dollars in thousands	2010	2009	2008
Loss before tax	$(6,646)	$(14,472)	$(1,316)
Federal income tax benefit	(2,938)	(5,639)	(1,280)
Effective federal tax rate	44.2%	39.0%	97.3%

The Company's effective tax rate for 2010 was 44.2% compared with 39.0% for 2009 and 97.3% for 2008. The effective tax rates for 2010, 2009 and 2008 were a calculated benefit based upon a pre-tax loss. The differences between the effective rates and the Company’s expected tax rate were primarily due to the benefit from tax-exempt income.

While the Company had a loss for both book and tax purposes for 2010 and 2009, the Company had taxable income of $11.7 million from 2007 and 2008 that was utilized for a majority of the Company’s tax loss. The Company’s net deferred tax asset was $9.8 million at December 31, 2010. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years, the significant improvement in operating results in 2010 compared to 2009, and the Company’s expectation of a return to profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at December 31, 2010 or 2009.

Liquidity, Funds Management and Market Risk

Liquidity

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. In 2010, the Bank generally utilized short-term interest-bearing balances with banks as an alternative to federal funds sold.

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $95.6 million at December 31, 2010, down from $115.5 million at December 31, 2009. The 17.0% decrease has resulted from increases in investments, along with planned decreases in wholesale funding that exceeded reductions in loan balances, as United did not replaced maturing FHLB advances or wholesale deposits in 2010. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to

Return to Financial Statements Table of Contents

improve the liquidity of the balance sheet during this period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2010 or 2009.

The Company’s balance sheet includes short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans is carried as secured borrowing for a 90-day period.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During 2010, the Bank procured no new advances and repaid $11.8 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding for the year. Information concerning available lines is contained in Note 10 of the Notes to Consolidated Financial Statements.

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

Return to Financial Statements Table of Contents

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

We conducted multiple simulations as of December 31, 2010, in which it was assumed that changes in market interest rates occurred ranging from up 300 basis points to down 200 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2010. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

Dollars in thousands	Change in Net Interest Income
Interest Rate Scenario	Amount	Percent
Interest rates down 200 basis points	$(590)	-1.8%
Interest rates down 100 basis points	752	2.3%
No change in interest rates	-	0.0%
Interest rates up 100 basis points	501	1.5%
Interest rates up 200 basis points	1,459	4.5%
Interest rates up 300 basis points	2,496	7.7%

Return to Financial Statements Table of Contents

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

Capital Resources

The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “UBMI.” As was the case with much of the financial services industry, the stock of the Company continued to experience significant price declines during 2010 and 2009. In its ongoing efforts to preserve capital, the Board of Directors of the Company suspended payment of a quarterly dividend on its common shares in the second quarter of 2009.

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company contributed $10 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios.

UBT is party to a MOU as described under “Other Developments – Memorandum of Understanding” on Page A-6 hereof. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 capital ratio level required to comply with the January 15, 2010 memorandum of understanding within the timeframe provided, but has met the minimum Tier 1 capital ratio at December 31, 2010. At December 31, 2010, the Bank’s Tier 1 capital ratio was 9.21%, and its ratio of total capital to risk-weighted assets was 14.71%.

Current capital ratios for the Company and the Bank are shown in Note 18 of the Notes to Consolidated Financial Statements. At December 31, 2010, the Company’s Tier 1 capital ratio was 10.24%, its ratio of total capital to risk-weighted assets was 16.26% and its tangible common equity ratio was 8.41%. As a result of ongoing losses in 2010 and the increased number of common shares outstanding, book value per share of the Company’s common stock declined from $11.98 at December 31, 2009 to $5.72 at the end of 2010.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2010, in thousands of dollars:

Contractual Obligations	Less than			More than
Thousands of dollars	1 year	1-3 years	3-5 years	5 years	Total
Long term debt (FHLB advances)	$6,286	$12,602	$9,557	$1,876	$30,321
Operating lease arrangements	1,173	2,384	2,098	3,504	9,159
Total	$7,459	$14,986	$11,655	$5,380	$39,480

Return to Financial Statements Table of Contents

Critical Accounting Policies

Generally accepted accounting principles are complex and require Management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's Management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-30 to A-62 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

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

Return to Financial Statements Table of Contents

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

Deferred Tax Assets

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

Return to Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
United Bancorp, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana
February 25, 2011

Return to Financial Statements Table of Contents

Consolidated Balance Sheets
United Bancorp, Inc. and Subsidiary

In thousands of dollars	December 31,
Assets	2010	2009
Cash and demand balances in other banks	$10,623	$10,047
Interest bearing balances with banks	95,599	115,247
Federal funds sold	-	295
Total cash and cash equivalents	106,222	125,589

Securities available for sale	124,544	92,146
FHLB Stock	2,788	2,992
Loans held for sale	10,289	7,979

Portfolio loans	591,985	650,053
Less allowance for loan losses	25,163	20,020
Net portfolio loans	566,822	630,033

Premises and equipment, net	11,241	12,332
Goodwill	-	-
Bank-owned life insurance	13,391	12,939
Accrued interest receivable and other assets	26,413	25,318
Total Assets	$861,710	$909,328

Liabilities
Deposits
Noninterest bearing deposits	$113,206	$99,893
Interest bearing deposits	620,792	682,908
Total deposits	733,998	782,801

Short term borrowings	1,234	-
Other borrowings	30,321	42,098
Accrued interest payable and other liabilities	3,453	3,562
Total Liabilities	769,006	828,461

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2010 and 2009	20,258	20,158
Common stock and paid in capital, no par value; 30,000,000 shares authorized and 12,667,111 shares issued and outstanding at December 31, 2010; 10,000,000 shares authorized and 5,066,384 issued and outstanding at December 31, 2009	85,351	68,122
Accumulated deficit	(13,526)	(8,689)
Accumulated other comprehensive income, net of tax	621	1,276
Total Shareholders' Equity	92,704	80,867
Total Liabilities and Shareholders' Equity	$861,710	$909,328

The accompanying notes are an integral part of these consolidated financial statements.

Return to Financial Statements Table of Contents

Consolidated Statements of Operations
United Bancorp, Inc. and Subsidiary
	For the years ended December 31,
In thousands of dollars, except per share data	2010	2009	2008
Interest Income
Interest and fees on loans	$36,411	$40,379	$43,288
Interest on securities
Taxable	2,136	1,896	2,164
Tax exempt	988	1,338	1,461
Interest on federal funds sold and balances with banks	235	153	128
Total interest income	39,770	43,766	47,041

Interest Expense
Interest on deposits	7,353	10,402	14,964
Interest on fed funds and other short term borrowings	144	-	96
Interest on FHLB advances	1,190	1,849	2,237
Total interest expense	8,687	12,251	17,297
Net Interest Income	31,083	31,515	29,744
Provision for loan losses	21,530	25,770	14,607
Net Interest Income After Provision for Loan Losses	9,553	5,745	15,137

Noninterest Income
Service charges on deposit accounts	2,191	2,731	3,381
Wealth Management fee income	4,518	4,070	4,343
Gains (losses) on securities transactions	31	(24)	(18)
Income from loan sales and servicing	6,351	6,689	2,187
ATM, debit and credit card fee income	1,940	2,174	2,257
Other income	1,267	1,259	1,360
Total noninterest income	16,298	16,899	13,510

Noninterest Expense
Salaries and employee benefits	17,217	17,904	16,333
Occupancy and equipment expense, net	5,207	5,255	4,874
External data processing	1,206	1,590	1,755
Advertising and marketing	610	605	1,191
Attorney, accounting and other professional fees	1,561	1,183	1,020
Expenses relating to ORE property	1,698	1,797	639
FDIC Insurance premiums	1,806	1,954	408
Goodwill impairment	-	3,469	-
Other expenses	3,192	3,359	3,743
Total noninterest expense	32,497	37,116	29,963
Loss Before Federal Income Tax	(6,646)	(14,472)	(1,316)
Federal income tax	(2,938)	(5,639)	(1,280)
Net Loss	$(3,708)	$(8,833)	$(36)

Preferred stock dividends and accretion	(1,130)	(1,078)	-
Loss Available to Common Shareholders	$(4,838)	$(9,911)	$(36)

Basic and diluted loss per share	$(0.89)	$(1.93)	$(0.01)
Cash dividend declared per share of common stock	$-	$0.02	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

Return to Financial Statements Table of Contents

Consolidated Statements of Cash Flows
United Bancorp, Inc. and Subsidiary
	Years Ended December 31,
In thousands of dollars	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(3,708)	$(8,833)	$(36)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	2,743	2,121	1,679
Provision for loan losses	21,530	25,770	14,607
Gain on sale of loans	(5,698)	(5,891)	(2,229)
Proceeds from sales of loans originated for sale	268,874	309,558	120,027
Loans originated for sale	(265,486)	(306,658)	(117,016)
Losses (gains) on securities transactions	(31)	24	18
Change in deferred income taxes	(2,748)	(2,672)	(2,036)
Stock option expense	92	150	137
Increase in cash surrender value on bank owned life insurance	(451)	(493)	(486)
Change in investment in limited partnership	(106)	(135)	(116)
Goodwill impairment	-	3,469	-
Change in accrued interest receivable and other assets	4,933	(5,410)	1,607
Change in accrued interest payable and other liabilities	117	441	(2,969)
Total adjustments	23,769	20,274	13,223
Net cash from operating activities	20,061	11,441	13,187

Cash Flows from Investing Activities
Securities available for sale
Purchases	(82,785)	(43,373)	(46,896)
Sales	4,376	-	214
Maturities and calls	32,517	26,789	44,526
Principal payments	11,397	6,629	3,840
Sale of FHLB stock	204	-	-
Net change in portfolio loans	38,302	21,090	(63,334)
Premises and equipment expenditures	(201)	(514)	(1,386)
Net cash from investing activities	3,810	10,621	(63,036)

Cash Flows from Financing Activities
Net change in deposits	(48,803)	73,252	38,012
Net change in short term borrowings	1,234	-	-
Principal payments on other borrowings	(11,777)	(18,438)	(8,575)
Proceeds from other borrowings	-	10,500	14,000
Proceeds from issuance of preferred stock and warrants	-	20,600	-
Purchase of common stock	-	-	(831)
Proceeds from public stock offering and other common stock transactions	17,138	98	133
Cash dividends paid on common and preferred	(1,030)	(957)	(3,544)
Net cash from financing activities	(43,238)	85,055	39,195
Net Change in Cash and Cash Equivalents	(19,367)	107,117	(10,654)
Cash and cash equivalents at beginning of year	125,589	18,472	29,126
Cash and Cash Equivalents at End of Year	$106,222	$125,589	$18,472

Supplemental Disclosures:
Interest paid	$9,004	$12,707	$19,060
Income tax paid	-	-	2,163
Loans transferred to other real estate	3,379	1,814	2,244

The accompanying notes are an integral part of these consolidated financial statements.

Return to Financial Statements Table of Contents

Consolidated Statements of Changes in Shareholders' Equity
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2010, 2009, 2008
In thousands of dollars, except per share data	Preferred Stock	Common Stock and Paid In Capital	Retained Earnings (Accumulated Deficit)	AOCI (1)	Total
Balance, December 31, 2007	$-	$67,860	$4,814	$293	$72,967
Net loss, 2008			(36)		(36)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized gains and related taxes				625	625
Total comprehensive income					589
Cash dividends declared, $0.70 per common share			(3,544)		(3,544)
Common stock transactions		137			137
Purchase of common stock		(831)			(831)
Director and management deferred stock plans	-	174	(41)	-	133
Balance, December 31, 2008	$-	$67,340	$1,193	$918	$69,451
Net loss, 2009			(8,833)		(8,833)
Other comprehensive income (loss):
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				358	358
Total comprehensive loss					(8,475)
Preferred stock issued	20,067				20,067
Warrants issued		533			533
Accretion of discount on preferred stock	91		(91)		-
Cash dividends paid on preferred shares			(855)		(855)
Cash dividends declared, $0.02 per share			(102)		(102)
Common stock transactions		150			150
Director and management deferred stock plans	-	99	(1)	-	98
Balance, December 31, 2009	$20,158	$68,122	$(8,689)	$1,276	$80,867
Net loss, 2010			(3,708)		(3,708)
Other comprehensive income (loss):
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				(655)	(655)
Total comprehensive loss					(4,363)
Common stock issued		17,068			17,068
Accretion of discount on preferred stock	100		(100)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		89	1		90
Director and management deferred stock plans	-	72	-	-	72
Balance, December 31, 2010	$20,258	$85,351	$(13,526)	$621	$92,704

(1)		Accumulated Other Comprehensive Income, Net of Tax

The accompanying notes are an integral part of these consolidated financial statements.

Return to Financial Statements Table of Contents

Notes to Consolidated Financial Statements
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiary, United Bank & Trust (“UBT” or “the Bank”) after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, trust and investment activities.

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

Return to Financial Statements Table of Contents

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Company’s subsidiary bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due unless the loan is both well-secured and in the process of collection.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. The provisions for depreciation are computed principally by the straight-line method, based on useful lives of ten to forty years for premises and three to eight years for equipment.

Other Real Estate Owned
Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2010 and 2009, other real

Return to Financial Statements Table of Contents

estate owned totaled $4,278,000 and $2,774,000, and is included in other assets on the consolidated balance sheets.

Goodwill
The Company has no goodwill on its balance sheet at December 31, 2010 or 2009.

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

Income Tax
The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets. The Company has no uncertain tax positions as defined by The Tax Position Topic of the FASB Accounting Standards Codification (“FASB ASC”) Topic 740-10-05

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

Earnings (Loss) Per Share
Amounts reported as earnings or loss per share are based on income or loss available to common shareholders divided by weighted average shares outstanding. Income or loss available to common shareholders is calculated by subtracting dividends on preferred stock and the accretion of discount on preferred stock from net income or loss. Weighted average shares outstanding include the weighted average number of common shares outstanding plus the weighted average number of contingently issuable shares associated with the Directors' and Senior Management Group's deferred stock plans.

Stock Based Compensation
At December 31, 2010, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company’s disclosure regarding this plan is in accordance with the fair value recognition provisions of FASB ASC Topic 718-10.

Statements of Cash Flows
 For purposes of this Statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold. Federal funds are generally sold for one-day

Return to Financial Statements Table of Contents

periods. The Company reports net cash flows for client loan and deposit transactions, deposits made with other financial institutions, and short-term borrowings with an original maturity of ninety days or less.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income or loss and other comprehensive income (loss). Other comprehensive income (loss) includes net unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of shareholders' equity.

Industry Segment
The Company and its subsidiary are primarily organized to operate in the banking industry. Substantially all revenues and services are derived from banking products and services in southeastern Michigan. While the Company's chief decision makers monitor various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by Management to be aggregated in one business segment.

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

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. In April, 2010, FASB issued ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic

Return to Financial Statements Table of Contents

310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40. The Company has adopted ASU 2010-18, and adoption did not have an impact on its financial statements.

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted the applicable required additional disclosures effective December 31, 2010, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.

ASU No. 2011-01; The amendments in ASU No. 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

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

At December 31, 2010, the Company held $3.1 million in commercial real estate and $256.0 million in loans collateralized by commercial and development real estate. Due to national, state

Return to Financial Statements Table of Contents

and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Bank is subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. The amount of reserve and clearing balances required at December 31, 2010 were $282,000. These reserve balances vary depending on the level of client deposits in the Bank.

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010 and 2009, cash equivalents consisted primarily of interest-bearing balances with banks.

As a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act,   all funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. The financial institution holding the Company’s cash accounts is insured by the FDIC. At December 31, 2010, the Company’s cash accounts did not exceed federally insured limits. At December 31, 2010, the Company had cash balances of $95,847,000 at the FRB and FHLB that did not have FDIC insurance coverage.

NOTE 3 - SECURITIES

Balances of investment securities by category are shown below, as of December 31, 2010 and 2009:

Thousands of dollars	Securities Available for Sale
2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$33,897	$157	$(367)	$33,687
Mortgage backed agency securities	65,714	821	(437)	66,098
Obligations of states and political subdivisions	23,841	817	(53)	24,605
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$123,604	$1,797	$(857)	$124,544

Return to Financial Statements Table of Contents

	Securities Available for Sale
2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$31,846	$412	$(19)	$32,239
Mortgage backed agency securities	22,457	713	(28)	23,142
Obligations of states and political subdivisions	33,255	997	(141)	34,111
Corporate, asset backed and other debt securities	2,628	-	(5)	2,623
Equity securities	26	5	-	31
Total	$90,212	$2,127	$(193)	$92,146

The following table shows the gross unrealized loss and fair value of the Company's investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

	Less than 12 Months		12 Months or Longer		Total
Thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2010
U.S. Treasury and agency securities	$22,677	$(367)	$-	$-	$22,677	$(367)
Mortgage backed agency securities	35,933	(437)	-	-	35,933	(437)
Obligations of states and political subdivisions	2,214	(53)	-	-	2,214	(53)
Total	$60,824	$(857)	$-	$-	$60,824	$(857)

2009
U.S. Treasury and agency securities	$10,105	$(19)	$-	$-	$10,105	$(19)
Mortgage backed agency securities	5,123	(28)	-	-	5,123	(28)
Obligations of states and political subdivisions	1,156	(41)	2,089	(100)	3,245	(141)
Corporate, asset backed and other debt securities	-	-	2,496	(5)	2,496	(5)
Total	$16,384	$(88)	$4,585	$(105)	$20,969	$(193)

Unrealized gains and losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2010. Loss from other than temporary impairment for 2009 and 2008 consisted of write-down of one equity security that was deemed to be impaired.

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Return to Financial Statements Table of Contents

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activities for securities for the years indicated are shown in the following table. All sales were of securities identified as available for sale.

Thousands of dollars	2010	2009	2008
Sales proceeds	$4,376	$-	$214
Gross gains on sales	38	-	15
Gross loss on sales	(7)	-	-
Gross gains on calls	-	-	90
Loss from other than temporary impairment	-	(24)	(123)

The fair value of securities available for sale by contractual maturity as of December 31, 2010 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

Thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$15,201	$15,458
Due after one year through five years	103,360	103,818
Due after five years through ten years	4,447	4,627
Due after ten years	570	613
Equity securities	26	28
Total securities	$123,604	$124,544

Securities carried at $4,857,000 and $8,122,000 as of December 31, 2010 and 2009, respectively, were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Return to Financial Statements Table of Contents

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31, and the percentage change in balances from the prior year. All loans are domestic and contain no significant concentrations by industry or client.

Thousands of dollars	2010	% Change	2009	% Change
Personal	$107,399	-3.0%	$110,702	-1.2%
Business, including commercial mortgages	354,340	-9.7%	392,495	-4.5%
Tax exempt	2,169	-27.8%	3,005	18.6%
Residential mortgage	86,006	-0.5%	86,417	-4.3%
Construction and development	41,554	-26.7%	56,706	-29.5%
Deferred loan fees and costs	517	-29.0%	728	0.4%
Total portfolio loans	$591,985	-8.9%	$650,053	-6.7%

Accruing loans delinquent ninety days or more totaled $583,000 and $5,474,000 at December 31, 2010 and 2009, respectively. Non-accruing loans at December 31, 2010 and 2009 were $28,661,000 and $26,188,000, respectively.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses for the years ended December 31 follows:

	2010
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal	Total	2009	2008
Balance, January 1	$12,221	$5,164	$760	$1,875	$20,020	$18,312	$12,306
Provision charged to expense	11,710	3,716	3,655	2,449	21,530	25,770	14,607
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)	(24,368)	(8,772)
Recoveries	424	287	66	165	942	306	171
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163	$20,020	$18,312

Ending balance: individually evaluated for impairment	$6,402	$1,765	$708	$283	$9,158
Ending balance: collectively evaluated for impairment	$10,270	$1,483	$1,953	$2,299	$16,005

Total Loans:
Ending balance	$354,020	$32,924	$90,867	$114,174	$591,985
Ending balance: individually evaluated for impairment	$26,628	$14,699	$3,290	$566	$45,183
Ending balance: collectively evaluated for impairment	$327,392	$18,225	$87,577	$113,608	$546,802

(1)	Construction and land development loans

Return to Financial Statements Table of Contents

The Company categorizes commercial and tax-exempt loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, management capacity, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed during the loan approval process and is updated as circumstances warrant. The Company uses the following risk category definitions for commercial and tax-exempt loans:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Commercial and tax-exempt loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.

Consumer loans are not rated on the above-listed risk categories, but are classified by their payment activity, either as performing, accruing restructured, delinquent less than 90 days, or nonperforming.

Quality indicators for portfolio loans as of December 31, 2010 are detailed in the following table.

In thousands of dollars
Commercial & Tax-exempt Loans
Credit Risk Profile by Internally Assigned Rating		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
1-4	Pass	$16,246	$79,929	$106,379	$51,751	$254,305
5	Special Mention	5,942	12,556	20,467	22,697	61,662
6	Substandard	13,381	12,641	10,773	9,350	46,145
7	Doubtful	427	416	74	120	1,037
	Total	$35,996	$105,542	$137,693	$83,918	$363,149

Return to Financial Statements Table of Contents

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$105,932	$5,558	$77,389	$24,632	$213,511
Accruing restructured	2,844	-	-	-	2,844
Delinquent less than 90 days	1,854	-	411	125	2,390
Nonperforming	4,765	-	762	56	5,583
Total	$113,541	$5,558	$78,151	$24,688	$221,938
Subtotal		-			$585,087
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and the tables above.

A schedule detailing the loan portfolio aging analysis as of December 31, 2010 follows.

	Delinquent Loans						Total
Thousands of dollars	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Nonperforming (a+d)
Commercial
Commercial CLD	$1,044	$-	$1,044	$26,393	$35,996	$8,559	$8,559
Owner-Occupied CRE	688	-	688	101,317	105,542	3,537	3,537
Other CRE	2,982	-	2,982	128,126	137,693	6,585	6,585
Commercial & Industrial	734	142	876	78,204	83,918	4,838	4,980
Consumer
Residential Mortgage	1,854	441	2,295	106,922	113,541	4,324	4,765
Consumer Construction	-	-	-	5,558	5,558	-	-
Home Equity	411	-	411	76,978	78,151	762	762
Other Consumer	125	-	125	24,507	24,688	56	56
Subtotal	$7,838	$583	$8,421	$548,005	$585,087	$28,661	$29,244
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985
(1) All are accruing

Information regarding impaired loans as of December 31, 2010 follows:

Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Business & Commercial Mortgage	$5,059	$5,865	$-	$4,330	$78
Construction & Land Development	3,434	8,195	-	3,955	46
Residential Mortgage	3,129	3,693	-	4,418	-
Personal	509	509	-	1,020	-
Subtotal	$12,131	$18,262	$-	$13,723	$124

Return to Financial Statements Table of Contents

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Business & Commercial Mortgage	$21,570	$26,591	$6,402	$18,949	$619
Construction & Land Development	11,265	19,083	1,765	10,579	168
Residential Mortgage	3,290	3,327	708	2,360	106
Personal	566	570	283	476	18
Subtotal	$36,691	$49,571	$9,158	$32,364	$911

Total Impaired Loans
Business & Commercial Mortgage	$26,629	$32,456	$6,402	$23,279	$697
Construction & Land Development	14,699	27,278	1,765	14,534	214
Residential Mortgage	6,419	7,020	708	6,778	106
Personal	1,075	1,079	283	1,496	18
Total Impaired Loans	$48,822	$67,833	$9,158	$46,087	$1,035

Information regarding impaired loans as of December 31, 2010, 2009 and 2008 is shown below.

In thousands of dollars	2010	2009	2008
Average investment in impaired loans	$46,087	$40,295	$27,342
Interest income recognized on impaired loans	1,035	936	794
Interest income recognized on a cash basis	1,035	936	794

Balance of impaired loans at December 31	$48,822	$36,160	$37,206
Portion for which no allowance for loan losses is allocated	12,131	7,029	4,160
Portion for which an allowance for loan losses is allocated	36,691	29,131	33,046
Portion of allowance for loan losses allocated to impaired loans	9,158	5,775	8,126

At December 31, 2010, the Company had $17.3 million of loan modifications meeting the definition of a troubled debt restructuring that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans.

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $655,054,000 and $522,462,000 at December 31, 2010 and 2009, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $651,629,000 and $521,076,000 at December 31, 2010 and 2009, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars	2010	2009
Balance, January 1	$3,775	$1,772
Amount capitalized	1,922	2,318
Amount amortized	(935)	(835)
Change in valuation allowance	1	520
Balance, December 31	$4,763	$3,775

Return to Financial Statements Table of Contents

The fair value of servicing rights was as follows at December 31:

In thousands of dollars	2010	2009
Fair value, January 1	4,535	$1,772
Fair value, December 31	$5,806	$4,535

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,251,000 in 2010, $1,387,000 in 2009 and $1,371,000 in 2008. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars	2010	2009
Land	$1,863	$1,863
Buildings and improvements	14,726	14,783
Furniture and equipment	14,470	14,687
Total cost	31,059	31,333
Less accumulated depreciation	(19,818)	(19,001)
Premises and equipment, net	$11,241	$12,332

The Company has a small number of non-cancellable operating leases, primarily for banking facilities that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $1.1 million for the years ended December 31, 2010 and 2009, and $988,000 for 2008, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2011	$1,173
2012	1,178
2013	1,206
2014	1,126
2015	972
Thereafter	3,504
Total Minimum Lease Payments	$9,159

NOTE 8 - GOODWILL

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

Return to Financial Statements Table of Contents

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2010	2009
Within one year	$152,392	$211,353
Between one and two years	49,765	36,947
Between two and three years	24,690	19,923
Between three and four years	7,742	15,828
Between four and five years	4,625	6,420
Total time deposits	$239,214	$290,471
Interest bearing time deposits in denominations of $100,000 or more	$87,482	$107,942

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $7.0 million from correspondent banks to purchase federal funds on a daily basis. There were no fed funds purchased outstanding at December 31, 2010 and 2009.

The Company’s balance sheet includes short-term borrowings of $1.234 million at December 31, 2010, representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans is carried as secured borrowing for a 90-day period.

The Bank may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. There were no balances outstanding at any time during 2010 or 2009.

NOTE 11 - OTHER BORROWINGS

The Bank carried fixed rate, non-callable advances from the Federal Home Loan Bank of Indianapolis totaling $30.3 million and $42.1 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, the rates on the advances ranged from 2.74% to 5.36% with a weighted average rate of 3.52%.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. Additional coverage is provided by Other Real Estate Related (“ORER”) and Community Financial Institution (“CFI”) collateral. The unpaid principal balance of the loans pledged as collateral required is between 155% and 250%, depending on the type of collateral and was $152.5 million at year-end 2010. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalty.

Return to Financial Statements Table of Contents

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars	2010
Within one year	$6,286
Between one and two years	2,296
Between two and three years	10,306
Between three and four years	9,513
Between four and five years	44
More than five years	1,876
Total	$30,321

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its clients. These financial instruments include commitments to make loans, unused lines of credit, and letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for loans and investments recorded in the consolidated financial statements. The Bank's commitments to extend credit are agreements at predetermined terms, as long as the client continues to meet specified criteria, with fixed expiration dates or termination clauses.

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

	2010		2009
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$1,729	$2,566	$1,486	$10,285
Unused lines of credit	88,973	3,236	95,891	5,361
Standby letters of credit	10,718	-	7,380	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2010, the rates for amounts in the fixed rate category ranged from 3.50% to 8.50%.

In 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2010 and 2009, the total recorded investment including the obligation to make additional future investments were $1,014,000 and $1,134,000 respectively, and was included in other assets. As of December 31, 2010 and 2009, the obligation of UBT to the limited partnership was $664,000 and $890,000, respectively, which was reported in other liabilities. While UBT is a 99% partner, the investment

Return to Financial Statements Table of Contents

is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax benefit consists of the following for the years ended December 31:

In thousands of dollars	2010	2009	2008
Current	$(190)	$(2,967)	$756
Deferred	(2,748)	(2,672)	(2,036)
Total income tax benefit	$(2,938)	$(5,639)	$(1,280)

The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2010	2009
Deferred tax assets:
Allowance for loan losses	$8,555	$6,807
Other real estate owned	878	545
Deferred compensation	726	750
Low income housing and Alternative Minimum Tax credit	1,284	1,231
Net Operating Loss	510	-
Other	1,038	711
Total deferred tax assets	$12,991	$10,044

Deferred tax liabilities:
Property and equipment	$(328)	$(484)
Mortgage servicing rights	(1,620)	(1,284)
Unrealized appreciation on securities available for sale	(320)	(657)
Other	(967)	(1,051)
Total deferred tax liabilities	$(3,235)	$(3,476)
Net deferred tax asset	$9,756	$6,568

At December 31, 2010, the Company had net operating losses of $1.5 million that are being carried forward to reduce future taxable income. The carryforwards expire in 2030. As of December 31, 2010, the Company had approximately $1.3 million of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2030, and the alternative minimum tax credits have no expiration date.

The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. While the Company had a loss for both book and tax purposes for 2010 and 2009, the Company had taxable income of $11.7 million from 2007 and 2008 that was utilized for a majority of the Company’s tax loss. The Company’s net deferred tax asset was $9.8 million at December 31, 2010. A valuation allowance related to deferred tax

Return to Financial Statements Table of Contents

assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years, the significant improvement in operating results in 2010 compared to 2009, and the Company’s expectation of a return to sustained profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at December 31, 2010 or 2009.

Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2010	2009	2008
Income taxes at statutory rate of 34%	$(2,259)	$(4,920)	$(447)
Non-taxable income, net of nondeductible interest expense	(363)	(476)	(490)
Income on non-taxable bank owned life insurance	(153)	(168)	(165)
Affordable housing credit	(188)	(188)	(188)
Goodwill write-off	-	150	-
Other	25	(37)	10
Total federal income tax	$(2,938)	$(5,639)	$(1,280)

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners, are clients of the Bank. Loans to these parties did not, in the judgment of Management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2009 was $2,597,000. That balance was adjusted to exclude directors and officers that were not with the Company at the end of 2010. During 2010, new and newly reportable loans to such related parties amounted to $305,000 and repayments amounted to $974,000, resulting in a balance at December 31, 2010 of $1,929,000. Related party deposits totaled $1,046,000 and $987,000 at December 31, 2010 and 2009, respectively. The balance of deposits at December 31, 2009 was adjusted to exclude directors and officers that were not with the Company at the end of 2010

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Bank can transfer to the Company in the form of cash dividends and loans. Under the Memorandum of Understanding described in Note 18, United Bank & Trust may not declare or pay any dividends without prior approval of its regulators. It is not the intent of Management to pay dividends in amounts that would reduce the capital of the Bank to a level below that which is considered prudent by Management and in accordance with the guidelines of regulatory authorities.

NOTE 16 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $16,500 for 2010 and 2009 and $15,500 for

Return to Financial Statements Table of Contents

2008. Prior to July, 2009, the Company offered discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. In July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to the plan, and had no expense for the plan for 2010. The expense for the plan for 2009 and 2008 was $238,000 and $556,000, respectively. The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution, and shares available to employees within the plan are purchased on the open market.

Director Retainer Stock Plan
The Company maintains a deferred compensation plan designated as the Director Retainer Stock Plan ("Director Plan"). The plan provides eligible directors of the Company and the Bank with a means of deferring payment of retainers and certain fees payable to them for Board service. Under the Director Plan, any retainers or fees elected to be deferred under the plan by an eligible director ultimately will be payable in common stock at the time of payment.

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

Return to Financial Statements Table of Contents

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

The following table summarizes option activity for 2010:

	Options Outstanding	Weighted Avg. Exercise Price
Balance, January 1, 2010	435,561	$20.98
Options forfeited	(27,831)	20.34
Balance, December 31	407,730	$21.02
Options exercisable at year-end	327,444	$23.68

No incentive awards were granted and no outstanding stock options were exercised during 2010. The following table provides information regarding stock options under the 2005 Plan at December 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	407,730	5.25	Years	$21.02	327,444	$23.68

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the weighted-average assumptions shown below. No figures are shown for 2010, as there were no options granted during the year:

	2009	2008
Dividend yield	1.00%	4.02%
Expected life	5 years	5 years
Expected volatility	25.67%	17.55%
Risk-free interest rate	1.98%	2.76%

The Company has recorded approximately $92,000, $150,000 and $137,000 in compensation expense related to vested stock options less estimated forfeitures for the periods ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, unrecognized compensation expense related to the stock options totaled $63,000, and is expected to be recognized over two years.

At December 31, 2010, the total options outstanding had no aggregate intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2010 and the exercise price of each option, multiplied by the number of in-the-money options held by each holder, assuming all option holders had exercised their stock options on December 31, 2010.

Return to Financial Statements Table of Contents

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

Available-for-sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government agency securities, mortgage backed securities, obligations of states and municipalities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather, relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no Level 3 securities.

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

Return to Financial Statements Table of Contents

In thousands of dollars		Fair Value Measurements Using
December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$33,687	$-	$33,687	$-
Mortgage backed agency securities	66,098	-	66,098	-
Obligations of states and political subdivisions	24,605	-	24,605	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$124,544	$28	$124,516	$-

December 31, 2009
Available for sale securities:
U.S. Treasury and agency securities	$32,239	$-	$32,239	$-
Mortgage backed agency securities	23,142	-	23,142	-
Obligations of states and political subdivisions	34,111	-	34,111	-
Corporate, asset backed and other debt securities	2,623	-	2,623	-
Equity securities	31	31	-	-
Total available for sale securities	$92,146	$31	$92,115	$-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2010 and 2009:

		Fair Value Measurements Using
In thousands of dollars	Fair Value	Level 1	Level 2	Level 3
Impaired Loans (Collateral Dependent)
December 31, 2010	$33,961	$-	$-	$33,961
December 31, 2009	26,881	-	-	26,881

Return to Financial Statements Table of Contents

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	December 31, 2010		December 31, 2009
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$106,222	$106,222	$125,589	$125,589
Securities available for sale	124,544	124,544	92,146	92,146
FHLB Stock	2,788	2,788	2,992	2,992
Loans held for sale	10,289	10,289	7,979	7,979
Net portfolio loans	566,822	571,830	630,033	632,831
Accrued interest receivable	2,777	2,777	3,349	3,349

Financial Liabilities
Total deposits	$(733,998)	$(738,117)	$(782,801)	$(787,443)
Short term borrowings	(1,234)	(1,234)	-	-
FHLB advances	(30,321)	(31,700)	(42,098)	(43,167)
Accrued interest payable	(612)	(612)	(930)	(930)

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

Net portfolio loans – The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax-exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

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

Return to Financial Statements Table of Contents
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

On January 15, 2010, UBT entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). On January 11, 2011, we entered into a revised Memorandum of Understanding (“MOU”) with substantially the same requirements as the MOU dated January 15, 2010. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 capital ratio level required to comply with the MOU dated January 15, 2010 within the timeframe provided, but has met the minimum Tier 1 capital ratio at December 31, 2010.

In December, 2010, the Company closed its previously announced public offering of 7,583,800 shares of common stock at a price of $2.50 per share. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. At December 31, 2010, the Company’s Tier 1 capital ratio was 10.24%, and its ratio of total capital to risk-weighted assets was 16.26%. Capital of $10.0 million was contributed to UBT as of December 29, 2010.

Return to Financial Statements Table of Contents

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at year-end 2010 and 2009.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
As of December 31, 2010	$000%		$000%		$000%		$000%
Tier 1 Capital to Average Assets
Consolidated	$88,022	10.2%	$34,380	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	9.2%	34,232	4.0%	42,791	5.0%	77,023	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	88,022	15.0%	23,510	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	13.4%	23,491	4.0%	35,237	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	95,589	16.3%	47,020	8.0%	N/A	N/A	N/A	N/A
Bank	86,367	14.7%	46,982	8.0%	58,728	10.0%	70,474	12.0%

As of December 31, 2009
Tier 1 Capital to Average Assets
Consolidated	$78,076	8.6%	$36,108	4.0%	N/A	N/A	N/A	N/A
United Bank & Trust	37,590	7.3%	20,495	4.0%	25,618	5.0%	N/A	N/A
United Bank & Trust – Washtenaw	33,506	8.7%	15,487	4.0%	19,358	5.0%	N/A	N/A

Tier 1 Capital to Risk Weighted Assets
Consolidated	78,076	11.9%	26,219	4.0%	N/A	N/A	N/A	N/A
United Bank & Trust	37,590	11.2%	13,376	4.0%	20,064	6.0%	N/A	N/A
United Bank & Trust – Washtenaw	33,506	10.6%	12,694	4.0%	19,041	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	86,416	13.2%	52,438	8.0%	N/A	N/A	N/A	N/A
United Bank & Trust	41,872	12.5%	26,752	8.0%	33,440	10.0%	N/A	N/A
United Bank & Trust – Washtenaw	37,517	11.8%	25,388	8.0%	31,735	10.0%	N/A	N/A

(1)		Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The Memorandum of Understanding described above in Note 18 subjects the Bank to higher requirements.

(3)		Represents requirements by the Bank's regulators under terms of the MOU.

Return to Financial Statements Table of Contents

NOTE 19 - LOSS PER SHARE

A reconciliation of basic and diluted loss per share follows:

	In thousands of dollars, except share data	2010	2009	2008
	Net loss	$(3,708)	$(8,833)	$(36)
Less:	Accretion of discount on preferred stock	(100)	(91)	-
	Dividends on preferred stock	(1,030)	(987)	-
	Income available to common shareholders	$(4,838)	$(9,911)	$(36)

	Basic loss per share:
	Weighted average common shares outstanding	5,389,947	5,059,669	5,061,544
	Weighted average contingently issuable shares	60,868	67,244	59,830
	Total weighted average shares outstanding	5,450,815	5,126,913	5,121,374
	Basic and diluted loss per share	$(0.89)	$(1.93)	$(0.01)

There was no dilutive effect of stock warrants in 2010, 2009 or 2008. Stock options for 407,730, 416,594 and 340,886 shares of common stock were not considered in computing diluted earnings per share for 2010, 2009 and 2008 because they were not dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

In thousands of dollars	2010	2009	2008
Unrealized gains on securities available for sale	$(962)	$519	$936
Reclassification for realized amount included in income	(31)	24	18
Other comprehensive income (loss) before tax effect	(993)	543	954
Tax expense	(338)	185	329
Other comprehensive income (loss)	$(655)	$358	$625

The components of accumulated other comprehensive income included in shareholders’ equity at December 31, 2010 and, 2009 were as follows:

In thousands of dollars	12/31/10	12/31/09
Net unrealized gains on securities available for sale	$940	$1,934
Tax expense	319	658
Accumulated other comprehensive income	$621	$1,276

Return to Financial Statements Table of Contents

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2010	2009
Assets
Cash and cash equivalents	$8,800	$844
Securities available for sale	28	31
Investment in subsidiaries	83,486	73,885
Furniture and equipment	-	2,262
Loan to subsidiaries	-	2,400
Other assets	438	2,119
Total Assets	$92,752	$81,541

Liabilities and Shareholders' Equity
Liabilities	$48	$674
Shareholders' equity	92,704	80,867
Total Liabilities and Shareholders' Equity	$92,752	$81,541

CONDENSED STATEMENTS OF OPERATIONS	For the years ended December 31,
In thousands of dollars	2010	2009	2008
Income
Dividends from subsidiaries	$-	$-	$5,480
Other income	2,398	11,144	10,273
Total Income	2,398	11,144	15,753

Total Noninterest Expense	3,083	11,757	10,525
Income (loss) before undistributed net income of subsidiaries and income taxes	(685)	(613)	5,228
Income tax benefit	(222)	(258)	(87)
Net income (loss) before undistributed net income of subsidiaries	(463)	(355)	5,315
Excess distributed net income of subsidiaries	(3,245)	(8,478)	(5,351)
Net Loss	(3,708)	(8,833)	(36)
Other comprehensive income (loss), including net change in unrealized gains on securities available for sale	(655)	358	625
Comprehensive Income (Loss)	$(4,363)	$(8,475)	$589

Return to Financial Statements Table of Contents

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2010	2009	2008
Cash Flows from Operating Activities
Net Loss	$(3,708)	$(8,833)	$(36)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Excess distributed net income of subsidiaries	3,245	8,478	5,351
Stock option expense	92	150	137
Change in other assets	1,684	(727)	(16)
Change in other liabilities	(626)	(292)	48
Total adjustments	4,395	7,609	5,520
Net cash from operating activities	687	(1,224)	5,484

Cash Flows from Investing Activities
Proceeds from sale of securities available for sale	-	-	214
Investments in subsidiaries	(13,500)	(15,600)	(1,500)
Change in loan to subsidiaries	2,400	(2,400)	-
Net change in premises and equipment	2,261	309	(540)
Net cash from investing activities	(8,839)	(17,691)	(1,826)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants	-	20,600	-
Proceeds from common stock transactions	17,138	98	133
Purchase of common stock	-	-	(831)
Cash dividends paid on common and preferred stock	(1,030)	(957)	(3,544)
Net cash from financing activities	16,108	19,741	(4,242)

Net Change in Cash and Cash Equivalents	7,956	826	(584)
Cash and cash equivalents at beginning of year	844	18	602
Cash and Cash Equivalents at End of Year	$8,800	$844	$18

Return to Financial Statements Table of Contents

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below:

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2010
Interest Income	$39,770	$9,567	$9,993	$9,962	$10,248
Interest Expense	8,687	1,832	2,029	2,285	2,541
Net Interest Income	31,083	7,735	7,964	7,677	7,707
Provision for Loan Losses	21,530	4,930	3,150	8,650	4,800
Net Income (Loss)	$(3,708)	$(427)	$1,027	$(3,499)	$(809)
Basic and Diluted Earnings (Loss) per Share (1)	$(0.89)	$(0.11)	$0.14	$(0.74)	$(0.21)

(1)	As a result of a large number of shares issued in the fourth quarter of 2010, the sum of the EPS figures for the four quarters do not equal the calculation of EPS for the full year 2010.

2009
Interest Income	$43,766	$10,955	$10,775	$11,007	$11,029
Interest Expense	12,251	2,775	2,915	3,094	3,467
Net Interest Income	31,515	8,180	7,860	7,913	7,562
Provision for Loan Losses	25,770	5,300	8,200	5,400	6,870
Net Loss	$(8,833)	$(482)	$(2,890)	$(762)	$(4,699)
Basic and Diluted Loss per Share	$(1.93)	$(0.15)	$(0.62)	$(0.20)	$(0.96)

NOTE 23 — CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Company entered into a Letter Agreement (“Purchase Agreement”) with the U.S. Department of the Treasury (“Treasury”), pursuant to which United issued and sold (a) 20,600 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”) for an aggregate purchase price of $20,600,000 and (b) a 10-year warrant (“Warrant”) to purchase 311,492 shares of our common stock at an aggregate exercise price of $3,090,000.

The Preferred Stock qualifies as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders, and may be redeemed by United after three years. The Warrant has a ten year term and is immediately exercisable with an exercise price of $9.92 per share of the Company’s common stock. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of United common stock issued upon exercise of the Warrant.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company, acquired pursuant to the Purchase Agreement,

Return to Financial Statements Table of Contents

United will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

As a result of issuance of the Preferred Stock on January 16, 2009, the ability of United to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including an agreement that United will not declare or pay any dividend on its common stock in excess of $.10 per share per quarter, which was the last dividend declared and paid before October 14, 2008. The redemption, purchase or other acquisition of common stock or other securities of United or its affiliates also is restricted. These restrictions will terminate the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or Treasury has transferred all of the Preferred Stock to third parties. In addition, United may not declare or pay dividends on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock unless all accrued and unpaid dividends on the Preferred Stock have been declared and paid in full.

Return to Financial Statements Table of Contents