Form 10-Q
period 2011-03-31
UNITED BANCORP INC /MI/
filed 2011-04-22
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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

As of April 22, 2011, there were outstanding 12,692,111 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, future capital levels, capital raising activities, dividends, future growth, future funding sources, future liquidity levels, future profitability levels, our ability to comply with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and other real estate owned and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value. Our ability to fully comply with all of the provisions of our memorandum of understanding, improve regulatory capital ratios, raise additional capital, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	March 31,	December 31,
Assets	2011	2010
Cash and demand balances in other banks	$11,758	$10,623
Interest bearing balances with banks	126,227	95,599
Total cash and cash equivalents	137,985	106,222

Securities available for sale	140,635	124,544
FHLB Stock	2,788	2,788
Loans held for sale	519	10,289

Portfolio loans	578,111	591,985
Less allowance for loan losses	25,194	25,163
Net portfolio loans	552,917	566,822

Premises and equipment, net	11,062	11,241
Bank-owned life insurance	13,496	13,391
Accrued interest receivable and other assets	26,074	26,413
Total Assets	$885,476	$861,710

Liabilities
Deposits
Noninterest bearing	$134,471	$113,206
Interest bearing deposits	625,762	620,792
Total deposits	760,233	733,998

Federal funds purchased and other short term borrowings	-	1,234
FHLB advances payable	29,321	30,321
Accrued interest payable and other liabilities	3,091	3,453
Total Liabilities	792,645	769,006

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,284	20,258
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,692,111 and 12,667,111 shares issued and outstanding, respectively	85,289	85,351
Accumulated deficit	(13,451)	(13,526)
Accumulated other comprehensive income, net of tax	709	621
Total Shareholders' Equity	92,831	92,704

Total Liabilities and Shareholders' Equity	$885,476	$861,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
In thousands of dollars, except per share data	March 31,
Interest Income	2011	2010
Interest and fees on loans	$8,204	$9,406
Interest on securities
Taxable	604	454
Tax exempt	207	315
Interest on federal funds sold and balances with banks	74	73
Total interest income	9,089	10,248

Interest Expense
Interest on deposits	1,410	2,194
Interest on fed funds and other short term borrowings	11	-
Interest on FHLB advances	266	347
Total interest expense	1,687	2,541
Net Interest Income	7,402	7,707
Provision for loan losses	2,800	4,800
Net Interest Income after Provision for Loan Losses	4,602	2,907

Noninterest Income
Service charges on deposit accounts	503	539
Wealth Management fee income	1,263	1,043
Income from loan sales and servicing	1,311	892
ATM, debit and credit card fee income	513	445
Income from bank-owned life insurance	105	113
Other income	230	192
Total noninterest income	3,925	3,224

Noninterest Expense
Salaries and employee benefits	4,575	3,938
Occupancy and equipment expense, net	1,252	1,336
External data processing	320	294
Advertising and marketing	160	167
Attorney, accounting and other professional fees	433	351
Director fees	102	88
Expenses relating to ORE property	257	315
FDIC insurance premiums	431	437
Other expenses	688	733
Total noninterest expense	8,218	7,659
Income (Loss) Before Federal Income Tax	309	(1,528)
Federal income tax (benefit)	(50)	(719)
Net Income (Loss)	$359	$(809)

Preferred stock dividends and amortization	(284)	(282)
Income (Loss) Available to Common Shareholders	$75	$(1,091)

Basic and diluted earnings (loss) per share	$0.01	$(0.21)
Cash dividends declared per share of common stock	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
Total Shareholders' Equity	2011	2010
Balance at beginning of period	$92,704	$80,867

Net income (loss)	359	(809)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	88	(9)
Total comprehensive income (loss)	447	(818)

Cash dividends paid on preferred shares	(258)	(258)
Other common stock transactions	(62)	38
Balance at end of period	$92,831	$79,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$359	$(809)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	895	566
Provision for loan losses	2,800	4,800
Gain on sale of loans	(1,037)	(649)
Proceeds from sales of loans originated for sale	54,185	38,199
Loans originated for sale	(43,378)	(39,802)
Change in deferred income taxes	27	(418)
Stock option expense	19	38
Increase in cash surrender value of bank-owned life insurance	(105)	(113)
Change in investment in limited partnership	(182)	(123)
Change in accrued interest receivable and other assets	1,474	(191)
Change in accrued interest payable and other liabilities	(166)	75
Net cash from operating activities	14,891	1,573

Cash Flows from Investing Activities
Securities available for sale
Purchases	(25,692)	(8,381)
Maturities and calls	5,147	1,755
Principal payments	4,056	2,142
Net change in portfolio loans	9,809	11,738
Premises and equipment expenditures	(110)	(12)
Net cash from investing activities	(6,790)	7,242

Cash Flows from Financing Activities
Net change in deposits	26,235	(864)
Net change in fed funds sold and short term borrowings	(1,234)	-
Principal payments on FHLB advances	(1,000)	(6,500)
Proceeds from other common stock transactions	(81)	-
Cash dividends paid on preferred shares	(258)	(258)
Net cash from financing activities	23,662	(7,622)
Net change in cash and cash equivalents	31,763	1,193

Cash and cash equivalents at beginning of year	106,222	125,589
Cash and cash equivalents at end of period	$137,985	$126,782

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,748	$2,626
Loans transferred to other real estate	1,296	832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Effective April 1, 2010, the Company completed the consolidation of its subsidiary banks, United Bank & Trust and United Bank & Trust – Washtenaw. Under the consolidation, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust (“UBT” or the “Bank”).

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis

Return to Cross Reference Table

of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection.

An analysis of the allowance for loan losses for the year to date periods ended March 31, 2011 and 2010, and the year ended December 31, 2010 follows:

Three Months Ended March 31,	2011
	Business &
	Commercial		Residential
Thousands of dollars	Mortgages	CLD (1)	Mortgage	Personal	Total	2010
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163	$20,020
Provision charged to expense	1,348	734	737	(19)	2,800	4,800
Losses charged off	(1,749)	(693)	(471)	(192)	(3,105)	(3,562)
Recoveries	164	63	10	99	336	93
Balance, March 31	$16,435	$3,352	$2,937	$2,470	$25,194	$21,351

Ending balance: individually evaluated for impairment	$6,266	$1,891	$786	$280	$9,223
Ending balance: collectively evaluated for impairment	$10,169	$1,461	$2,151	$2,190	$15,971

Total Loans:
Ending balance	$342,119	$32,926	$90,580	$112,486	$578,111
Ending balance: individually evaluated for impairment	$24,855	$14,565	$3,851	$563	$43,834
Ending balance: collectively evaluated for impairment	$317,264	$18,361	$86,729	$111,923	$534,277

Year Ended December 31, 2010	Business &
	Commercial		Residential
Thousands of dollars	Mortgages	CLD	Mortgage	Personal	Total
Balance, January 1	$12,221	$5,164	$760	$1,875	$20,020
Provision charged to expense	11,710	3,716	3,655	2,449	21,530
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)
Recoveries	424	287	66	165	942
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163

Ending balance: individually evaluated for impairment	$6,402	$1,765	$708	$283	$9,158
Ending balance: collectively evaluated for impairment	$10,270	$1,483	$1,953	$2,299	$16,005

Return to Cross Reference Table

Total Loans:
Ending balance	$354,020	$32,924	$90,867	$114,174	$591,985
Ending balance: individually evaluated for impairment	$26,628	$14,699	$3,290	$566	$45,183
Ending balance: collectively evaluated for impairment	$327,392	$18,225	$87,577	$113,608	$546,802

(1)	Construction and land development loans

Credit Exposure and Quality Indicators

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

Commercial and tax-exempt loans that are analyzed individually are assigned one of eight internal risk categories. Categories 1-4 are considered to be Pass-rated loans. Other risk category definitions for individually-analyzed commercial and tax-exempt loans are as follows:

5
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank’s credit position at some future date.

6
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral securing the loans, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

7
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

Quality indicators for portfolio loans as of March 31, 2011 and December 31, 2010 are detailed in the following tables.

Return to Cross Reference Table

In thousands of dollars		At March 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$13,188	$79,991	$104,884	$49,368	$247,431
5	Special Mention	5,534	11,930	20,115	25,652	63,231
6	Substandard	13,889	10,185	8,664	5,946	38,684
7	Doubtful	315	399	74	2,260	3,048
	Total	$32,926	$102,505	$133,737	$83,226	$352,394

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$102,313	$6,514	$77,023	$23,485	$209,335
Accruing restructured	3,504	-	-	-	3,504
Delinquent less than 90 days	850	-	789	38	1,677
Nonperforming	4,714	-	898	53	5,665
Total	$110,531	$6,514	$77,921	$23,538	$218,504
Subtotal					$570,898
Deferred loan fees and costs, overdrafts, in-process accounts					7,213
Total Portfolio Loans					$578,111

In thousands of dollars		At December 31, 2010
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$16,246	$79,929	$106,379	$51,751	$254,305
5	Special Mention	5,942	12,556	20,467	22,697	61,662
6	Substandard	13,381	12,641	10,773	9,350	46,145
7	Doubtful	427	416	74	120	1,037
	Total	$35,996	$105,542	$137,693	$83,918	$363,149

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$105,932	$5,558	$77,389	$24,632	$213,511
Accruing restructured	2,844	-	-	-	2,844
Delinquent less than 90 days	1,854	-	411	125	2,390
Nonperforming	4,765	-	762	56	5,583
Total	$113,541	$5,558	$78,151	$24,688	$221,938
Subtotal					$585,087
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

Schedules detailing the loan portfolio aging analysis as of March 31, 2011 and December 31, 2010 follow.

Return to Cross Reference Table

As of March 31, 2011	Delinquent Loans
Thousands of dollars	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Nonper-forming (a+d)
Commercial
Commercial CLD	$-	$124	$124	$23,820	$32,926	$8,982	$9,106
Owner-Occupied CRE	525	-	525	98,658	102,505	3,322	3,322
Other CRE	3,164	-	3,164	127,470	133,737	3,103	3,103
Commercial & Industrial	573	1,574	2,147	76,072	83,226	5,007	6,581
Consumer
Residential Mortgage	850	615	1,465	104,967	110,531	4,099	4,714
Consumer Construction	-	-	-	6,514	6,514	-	-
Home Equity	789	13	802	76,234	77,921	885	898
Other Consumer	38	-	38	23,447	23,538	53	53
Subtotal	$5,939	$2,326	$8,265	$537,182	$570,898	$25,451	$27,777
Deferred loan fees and costs, overdrafts, in-process accounts					7,213
Total Portfolio Loans					$578,111

As of December 31, 2010
Commercial
Commercial CLD	$1,044	$-	$1,044	$26,393	$35,996	$8,559	$8,559
Owner-Occupied CRE	688	-	688	101,317	105,542	3,537	3,537
Other CRE	2,982	-	2,982	128,126	137,693	6,585	6,585
Commercial & Industrial	734	142	876	78,204	83,918	4,838	4,980
Consumer
Residential Mortgage	1,854	441	2,295	106,922	113,541	4,324	4,765
Consumer Construction	-	-	-	5,558	5,558	-	-
Home Equity	411	-	411	76,978	78,151	762	762
Other Consumer	125	-	125	24,507	24,688	56	56
Subtotal	$7,838	$583	$8,421	$548,005	$585,087	$28,661	$29,244
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985
(1)	All are accruing.

Impaired Loans

Information regarding impaired loans as of March 31, 2011 and December 31, 2010 follows:

Impaired Loans at March 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Business & Commercial Mortgage	$5,527	$7,114	$-	$5,512	$45
Construction & Land Development	4,400	9,654	-	4,201	-
Residential Mortgage	3,420	4,184	-	3,327	1
Personal	843	843	-	828	1
Subtotal	$14,190	$21,795	$-	$13,868	$47

Return to Cross Reference Table

Loans with a specific valuation allowance
Business & Commercial Mortgage	$19,328	$22,288	$6,266	$19,526	$136
Construction & Land Development	10,165	15,907	1,891	10,329	61
Residential Mortgage	3,815	3,932	786	3,848	26
Personal	330	337	280	333	1
Subtotal	$33,638	$42,464	$9,223	$34,036	$224

Total Impaired Loans
Business & Commercial Mortgage	$24,855	$29,402	$6,266	$25,038	$181
Construction & Land Development	14,565	25,561	1,891	14,530	61
Residential Mortgage	7,235	8,116	786	7,175	27
Personal	1,173	1,180	280	1,161	2
Total Impaired Loans	$47,828	$64,259	$9,223	$47,904	$271

Impaired Loans at December 31, 2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Business & Commercial Mortgage	$5,059	$5,865	$-	$4,330	$78
Construction & Land Development	3,434	8,195	-	3,955	46
Residential Mortgage	3,129	3,693	-	4,418	-
Personal	509	509	-	1,020	-
Subtotal	$12,131	$18,262	$-	$13,723	$124

Loans with a specific valuation allowance
Business & Commercial Mortgage	$21,570	$26,591	$6,402	$18,949	$619
Construction & Land Development	11,265	19,083	1,765	10,579	168
Residential Mortgage	3,290	3,327	708	2,360	106
Personal	566	570	283	476	18
Subtotal	$36,691	$49,571	$9,158	$32,364	$911

Total Impaired Loans
Business & Commercial Mortgage	$26,629	$32,456	$6,402	$23,279	$697
Construction & Land Development	14,699	27,278	1,765	14,534	214
Residential Mortgage	6,419	7,020	708	6,778	106
Personal	1,075	1,079	283	1,496	18
Total Impaired Loans	$48,822	$67,833	$9,158	$46,087	$1,035

Included in the above impaired loan totals were $18.5 million and $17.3 million of loan modifications meeting the definition of a troubled debt restructuring that were accruing interest and performing in accordance with their agreements at March 31, 2011 and December 31, 2010, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal.

Note 3 - Securities

Securities classified as available for sale consist of bonds and notes that might be sold prior to maturity. Securities classified as available for sale are reported at their fair values and the related net unrealized holding gain or loss is reported in other comprehensive income. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold.

Return to Cross Reference Table

Balances of securities by category are shown below at March 31, 2011 and December 31, 2010. All securities are classified as available for sale.

At March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$45,411	$125	$(321)	$45,215
Mortgage backed agency securities	71,212	816	(302)	71,726
Obligations of states and political subdivisions	22,787	786	(33)	23,540
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$139,562	$1,729	$(656)	$140,635

At December 31, 2010
U.S. Treasury and agency securities	$33,897	$157	$(367)	$33,687
Mortgage backed agency securities	65,714	821	(437)	66,098
Obligations of states and political subdivisions	23,841	817	(53)	24,605
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$123,604	$1,797	$(857)	$124,544

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

At March 31, 2011	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$27,192	$(321)	$-	$-	$27,192	$(321)
Mortgage backed agency securities	35,537	(302)	-	-	35,537	(302)
Obligations of states and political subdivisions	1,619	(33)	-	-	1,619	(33)
Total	$64,348	$(656)	$-	$-	$64,348	$(656)

At December 31, 2010
U.S. Treasury and agency securities	$22,677	$(367)	$-	$-	$22,677	$(367)
Mortgage backed agency securities	35,933	(437)	-	-	35,933	(437)
Obligations of states and political subdivisions	2,214	(53)	-	-	2,214	(53)
Total	$60,824	$(857)	$-	$-	$60,824	$(857)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2011 or 2010.

Return to Cross Reference Table

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. The Company had no sales activity for securities for the three month periods ended March 31, 2011 and 2010.

The fair value of securities available for sale by contractual maturity as of March 31, 2011 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$19,539	$19,659
Due after one year through five years	115,381	116,130
Due after five years through ten years	4,046	4,210
Due after ten years	570	608
Equity securities	26	28
Total securities	$139,562	$140,635

Securities carried at $4.69 million as of March 31, 2011 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at March 31, 2011 and December 31, 2010.

Return to Cross Reference Table

	March 31, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$107,251	18.6%	$107,399	18.1%
Business, including commercial mortgages	344,071	59.4%	354,340	59.9%
Tax exempt	2,135	0.4%	2,169	0.4%
Residential mortgage	84,738	14.7%	86,006	14.5%
Construction and development	39,440	6.8%	41,554	7.0%
Deferred loan fees and costs	476	0.1%	517	0.1%
Total portfolio loans	$578,111	100.0%	$591,985	100.0%

Note 5 - Stock Based Compensation

The Company has stock based compensation plans, as described below. The Company recorded $19,200 and $37,500 in compensation expense related to stock based compensation plans for the three-month periods ended March 31, 2011 and 2010, respectively. The Company has a policy of issuing new shares to satisfy share option exercises, and does not expect to issue any shares during 2011 based on estimates of stock option and stock incentive plan exercises for that period.

Stock Incentive Plan

The Company’s Stock Incentive Plan of 2010 (the "Incentive Plan") permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of the Company and its subsidiaries. There were no grants exercisable at March 31, 2011 under the Incentive Plan.

The following table shows activity for the three months ended March 31, 2011 for the Company’s Incentive Plan:

	SOSAR (1)		RSU (2)		Restricted Stock
	Awards	Weighted Avg.	Awards	Grant Date	Awards	Grant Date
	Outstanding	Exercise Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at January 1	-	$-	-	$-	-	$-
Awards granted	87,250	3.35	28,000	3.35	25,500	3.35
Awards forfeited	-		-		(500)	3.35
Balance at March 31	87,250	$3.35	28,000	$3.35	25,000	$3.35

(1)					Stock Only Stock Appreciation Rights
(2)					Restricted Stock Units

As of March 31, 2011, unrecognized compensation expense related to the Incentive Plan totaled $268,200. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

Return to Cross Reference Table

The fair value of restricted stock grants is considered to be the market price of Company stock at the date of the award grant. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets. The Company has established three performance targets for 2011 grants. Those targets are based on the Company’s pre-tax, pre-provision return on average assets, return on average assets, and nonperforming assets as a percent of total assets. Each target is weighted equally, and target levels are based on United’s 2011 financial plan.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Fair value of the March, 2011grant is based on the weighted-average assumptions shown in the table below.

2011
Dividend yield	0.0%
Expected life in years	5
Expected volatility	35%
Risk-free interest rate	2.16%
Fair value	$1.136

The expected life of awards granted represents the period of time that awards are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At March 31, 2011, the aggregate intrinsic value of SOSAR grants was $34,900. The weighted–average period over which nonvested SOSAR awards are expected to be recognized is 1.93 years.

Stock Options

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Under the 2005 Plan, directors and management of the Company and subsidiaries were given the right to purchase stock of the Company at the then-current market price at the time the option was granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The 2005 Plan expired effective January 1, 2010, and no additional options may be granted under the plan. No stock options were forfeited or exercised during the three-month period ended March 31, 2011. The table below provides information regarding stock options outstanding at March 31, 2011.

	Options Outstanding				Options Exercisable
	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg
Range of Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	407,730	5.01	Years	$21.02	327,444	$23.68

Return to Cross Reference Table

As of the end of the first quarter of 2011, unrecognized compensation expense related to the stock options totaled $46,455 and is expected to be recognized over eighteen months.

At March 31, 2011, the total options outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on March 31, 2011 and the exercise price of each option, multiplied by the number of in-the-money options held by each holder, assuming all option holders had exercised their stock options on March 31, 2011.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $686.7 million and $655.1 million at March 31, 2011 and December 31, 2010, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $683.3 million at March 31, 2011 and $651.6 million at December 31, 2010, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three month periods ended March 31, 2011 and 2010 are shown below.

	Three Months Ended March 31,
In thousands of dollars	2011	2010
Balance at beginning of period	$4,763	$3,775
Amount capitalized	437	287
Amount amortized	(196)	(109)
Balance at March 31	$5,004	$3,953

Activity in the valuation allowance was as follows:

	Three Months Ended March 31,
In thousands of dollars	2011	2010
Balance at beginning of period	$-	$1
Additions	-	-
Reductions	-	(1)
Balance at March 31	$-	$-

The fair value of servicing rights was as follows:

In thousands of dollars	3/31/11	12/31/10
Fair value, January 1	$5,806	$4,535
Fair value, end of period	$6,308	$5,806

Return to Cross Reference Table

Note 7 - Common Stock and Earnings Per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus contingently issuable shares during the period. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock incentive plans and warrants.

A reconciliation of basic and diluted earnings per share follows:

	Three Months Endedc March 31,
In thousands, except per-share data	2011	2010
Net income (loss)	$359	$(809)
Less:
Accretion of discount on preferred stock	(26)	(24)
Dividends on preferred stock	(258)	(258)
Income (loss) available to common shareholders	$75	$(1,091)

Basic income (loss):
Weighted avg. common shares outstanding	12,667	5,068
Weighted avg. contingently issuable shares	70	67
Total weighted avg. shares outstanding	12,736	5,135
Basic income (loss) per share	$0.01	$(0.21)

Diluted income (loss):
Weighted avg. common shares outstanding from basic earnings per share	12,736	5,135
Dilutive effect of stock incentive plans	-	-
Dilutive effect of warrants	-	-
Total weighted avg. shares outstanding	12,736	5,135
Diluted income (loss) per share	$0.01	$(0.21)

A total of 407,730 and 424,803 shares, respectively, for the three month periods ended March 31, 2011 and 2010, subject to stock options granted, and 311,492 shares subject to warrants, are not included in the above calculations as they were non-dilutive as of March 31, 2011 and 2010.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
In thousands of dollars	2011	2010
Net unrealized gain on securities available for sale	$133	$(14)
Tax expense	(45)	5
Other comprehensive income (loss)	$88	$(9)

Return to Cross Reference Table

The components of accumulated other comprehensive income included in shareholders’ equity at March 31, 2011 and December 31, 2010 were as follows:

In thousands of dollars	3/31/11	12/31/10
Net unrealized gains on securities available for sale	$1,073	$940
Tax expense	(364)	(319)
Accumulated other comprehensive income	$709	$621

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

Return to Cross Reference Table

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at March 31, 2011 and December 31, 2010:

In thousands of dollars		Fair Value Measurements Using
March 31, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$45,215	$-	$45,215	$-
Mortgage backed agency securities	71,726	-	71,726	-
Obligations of states and political subdivisions	23,540	-	23,540	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$140,635	$28	$140,607	$-

December 31, 2010		Fair Value Measurements Using
Available for sale securities:	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury and agency securities	$33,687	$-	$33,687	$-
Mortgage backed agency securities	66,098	-	66,098	-
Obligations of states and political subdivisions	24,605	-	24,605	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$124,544	$28	$124,516	$-

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

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
In thousands of dollars	Fair Value	Level 1	Level 2	Level 3
Impaired Loans (Collateral Dependent)
March 31, 2011	$20,540	$-	$-	$20,540
December 31, 2010	33,961	-	-	33,961

Return to Cross Reference Table

The carrying amounts and estimated fair value of principal financial assets and liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$137,985	$137,985	$106,222	$106,222
Securities available for sale	140,635	140,635	124,544	124,544
FHLB Stock	2,788	2,788	2,788	2,788
Loans held for sale	519	519	10,289	10,289
Net portfolio loans	552,917	557,031	566,822	571,830
Accrued interest receivable	2,948	2,948	2,777	2,777

Financial Liabilities
Total deposits	$(760,233)	$(764,688)	$(733,998)	$(738,117)
Short term borrowings	-	-	(1,234)	(1,234)
FHLB advances	(29,321)	(30,508)	(30,321)	(31,700)
Accrued interest payable	(551)	(551)	(612)	(612)

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

Note 10 – Accounting Developments

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted the applicable required additional disclosures effective December 31, 2010, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required. Given the recency of this pronouncement, the Company is continuing to evaluate the impact of adoption of this ASU.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forUnited Bancorp, Inc. (the "Company" or “United”) and its subsidiary bank, United Bank & Trust (“UBT” or the “Bank”), for the three month periods ended March 31, 2011 and 2010.

Return to Cross Reference Table

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At March 31, 2011, we had total assets of approximately $885.5 million, deposits of approximately $760.2 million, and total shareholders' equity of approximately $92.8 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and positions us well for future revenue growth and profitability. During the three month period ended March 31, 2011, our non-interest income equaled 34.7% of our operating revenues and for each of the last five years ended December 31, 2010 approximated 32.3% of our operating revenues. This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.43% for the three month period ended March 31, 2011. For additional information about our pre-tax, pre-provision income, please see "Earnings Summary and Key Ratios” under “Results of Operations” on Page 33.

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

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 32.2% of our noninterest income for the three months ended March 31, 2011.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources.

Return to Cross Reference Table

Other Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation (“FDIC”) and the Michigan Office of Financial and Insurance Regulation (“OFIR”). On January 11, 2011, we entered into a revised Memorandum of Understanding (“MOU”) with substantially the same requirements as the Memorandum of Understanding dated January 15, 2010. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 leverage capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

For additional information about the capital ratios of UBT, see the information under the heading "Capital Management" below, which information is incorporated here by reference.

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

Capital Management

In December, 2010, the Company closed its public offering of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $11.5 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010 and March 31, 2011. At March 31, 2011, the Bank’s Tier 1 leverage capital ratio was 9.17%, and its ratio of total capital to risk-weighted assets was 15.27%.

Executive Summary

The Company produced consolidated net income of $359,000 in the first quarter of 2011, compared to a net loss for the first three months of 2010 of $809,000. Net income per share for the first quarter of 2011 was $0.01, compared to a loss of $.21 per share for the first quarter of 2010. Return on average shareholders’ equity for the first quarter of 2011 improved to 1.57% from -2.12% for the fourth quarter of 2010 and -4.05% for the first quarter of 2010.

Return to Cross Reference Table

Net revenue consists of net interest income plus noninterest income. The Company’s net revenue was up 3.6% in the first quarter of 2011 as compared to the same quarter of 2010. Most categories of noninterest income increased in the first quarter of 2011 compared to the same period of 2010, and total noninterest income for the quarter ended March 31, 2011 improved by 21.7% compared to the same quarter of 2010. During the three month period ended March 31, 2011, United’s noninterest income equaled 34.7% of operating revenues.

The Company’s expenses for the three month period ended March 31, 2011 also increased from the same period in 2010, with the largest increases in compensation expense and attorney and professional fees, while several other categories of expense declined. Noninterest expenses were up 7.3% in the first quarter of 2011 compared to the quarter ended March 31, 2010.

The Company’s provision for loan losses of $2.8 million for the first quarter of 2011 was at its lowest level in nine quarters. The Company’s provision for loan losses for the first quarter of 2011 continued its trend of covering net charge-offs.

Total consolidated assets of the Company were $885.5 million at March 31, 2011, up 2.8% from $861.7 million at December 31, 2010, and down 1.7% from $900.8 million at March 31, 2010. Gross portfolio loans of $578.1 million have declined in the first three months of 2011 and over the most recent twelve months as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate credit and interest rate risk. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. While the Company’s gross portfolio loans have declined by $55.9 million, or 8.8%, since March 31, 2010, the balance of loans serviced for others has increased by $138.2 million, or 25.4%, during the same time period.

The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $126.2 million at March 31, 2011, compared to $95.6 million at December 31, 2010 and $115.0 million at March 31, 2010. Securities avaiable for sale of $140.6 million at March 31, 2011 were up 12.9% from December 31, 2010 and were up 45.8% from March 31, 2010 levels.

Total deposits of $760.2 million at March 31, 2011 were up $26.2 million, or 3.6%, from $734.0 million at December 31, 2010, with substantially all of the increase in non-interest bearing deposit balances, which accounted for 17.7% of total deposits at March 31, 2011. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of interest-bearing deposits was 0.92% for the first quarter of 2011, down from 1.29% for the first quarter of 2010.

The Company’s ongoing proactive efforts to resolve nonperforming loans have contributed to the Company’s improving credit quality trends of the past few quarters. Within the Company’s loan portfolio, $27.8 million of loans were considered nonperforming at March 31, 2011, compared to $29.2 million at December 31, 2010 and $31.6 million as of March 31, 2010. Total nonperforming loans as a percent of total portfolio loans declined from 4.99% at the end of March, 2010 to 4.80% at March 31, 2011. For purposes of this presentation, nonperforming loans

Return to Cross Reference Table

consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at March 31, 2011 and 2010 were $18.5 million and $17.5 million, respectively.

The Company’s ratio of allowance for loan losses to total loans at March 31, 2011 was 4.36%, and covered 90.7% of nonperforming loans, compared to 3.37% and 67.5%, respectively, at March 31, 2010. The Company’s allowance for loan losses increased by $3.8 million, or 18.0%, from March 31, 2010 to March 31, 2011. Net charge-offs of $2.8 million for the first three months of 2011 were 15.0% below the $3.5 million charged off in the first quarter of 2010.

Financial Condition

Securities

Balances in the securities portfolio increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$45,215	32.2%	$33,687	27.0%
Mortgage backed agency securities	71,726	51.0%	66,098	53.1%
Obligations of states and political subdivisions	23,540	16.7%	24,605	19.8%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	28	0.0%	28	0.0%
Total Investment Securities	$140,635	100.0%	$124,544	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 2.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 3.7% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at March 31, 2011 and December 31, 2010.

Return to Cross Reference Table

Unrealized gains (losses)in thousands of dollars	3/31/11	12/31/10	Change
U.S. Treasury and agency securities	$(196)	$(210)	$14
Mortgage backed agency securities	514	384	130
Obligations of states and political subdivisions	753	764	(11)
Equity securities	2	2	-
Total investment securities	$1,073	$940	$133

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.8 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $111 million for 2010, and continues to pay dividends on its stock.1 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of March 31, 2011.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Personal	$(148)	-0.1%	$(3,161)	-2.9%
Business, including commercial mortgages	(10,269)	-2.9%	(35,793)	-9.4%
Tax exempt	(34)	-1.6%	(841)	-28.3%
Residential mortgage	(1,268)	-1.5%	(2,291)	-2.6%
Construction and development	(2,114)	-5.1%	(13,607)	-25.7%
Deferred loan fees and costs	(41)	-7.9%	(210)	-30.6%
Total portfolio loans	$(13,874)	-2.3%	$(55,903)	-8.8%

Loan balances have declined by $13.9 million, or 2.3%, in the first quarter of 2011, and $55.9 million, or 8.8%, over the twelve months ended March 31, 2011. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances have declined by 0.1% in the first quarter of 2011 and 2.9% in the past twelve months. Business loan balances were down 2.9% during the three months ended March 31, 2011, and declined by 9.4% over the twelve months ended March 31, 2011. The decline in business loans reflects a reduction in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible

1 Federal Home Loan Bank of Indianapolis, Form 10-K for the year ended December 31, 2010.

Return to Cross Reference Table

to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. The Bank continues to experience significant volume in residential real estate mortgage financing, and this included the refinancing of some portfolio loans and sale of those loans on the secondary market. Portfolio balances of residential mortgages decreased by 1.5% in the first quarter of 2011 and 2.6% in the twelve months ended March 31, 2011.

The Bank’s loan portfolio includes $8.0 million of purchased participations in loans originated by other institutions. These participations represent 1.4% of total loans. Of those participation loans, 81.3% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Outstanding balances of loans for construction and development declined by $2.1 million, or 5.1%, in the first quarter of 2011 and $13.6 million, or 25.7%, since March 31, 2010. The change in balances reflects a decrease in the amount of individual construction loan volume, the shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10
Nonaccrual loans	$25,451	$28,661	$27,680	$30,319	$29,712
Accruing loans past due 90 days or more	2,326	583	1,926	1,557	1,930
Total nonperforming loans	27,777	29,244	29,606	31,876	31,642
Nonperforming loans % of total portfolio loans	4.80%	4.94%	4.90%	5.12%	4.99%
Allowance coverage of nonperforming loans	90.7%	86.0%	79.3%	73.3%	67.5%

Other assets owned	4,641	4,304	3,686	3,080	3,353
Total nonperforming assets	$32,418	$33,548	$33,292	$34,956	$34,995
Nonperforming loans % of total assets	3.66%	3.89%	3.90%	4.12%	3.88%

Loans delinquent 30-89 days	$5,939	$7,838	$10,019	$11,048	$11,369

Accruing restructured loans
Business, including commercial mortgages	$10,551	$10,382	$11,275	$11,425	$11,546
Construction and development	4,401	4,045	4,058	4,058	4,086
Residential mortgage	3,504	2,844	1,911	1,916	1,885
Total accruing restructured loans	$18,456	$17,271	$17,244	$17,399	$17,517

Return to Cross Reference Table

Total nonaccrual loans have decreased by $3.2 million, or 11.2%, since the end of 2010, while accruing loans past due 90 days or more have increased by $1.7 million for the same period. The decrease in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the move of some loans to nonaccrual status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Total nonperforming loans declined by $1.5 million, or 5.0%, since December 31, 2010 and $3.9 million, or 12.2% since March 31, 2010. Total nonperforming loans as a percent of total portfolio loans improved from 4.99% at March 31, 2010 and 4.94% at the end of 2010 to 4.80% at March 31, 2011, and the allowance coverage of nonperforming loans improved from 67.5% at March 31, 2010 and 86.0% at December 31, 2010 to 90.7% at March 31, 2011. The continued decline in nonperforming loans is a result of the Company’s ongoing proactive efforts to resolve nonperforming loans by bringing borrowers current.

Other assets owned includes other real estate owned and other repossessed assets, including automobiles, boats and other personal property. Holdings of other assets owned increased by $337,000 since the end of 2010 as the Bank has assumed ownership of an increased number of properties. At March 31, 2011, other real estate owned included thirty-nine properties that were acquired through foreclosure or in lieu of foreclosure. The properties included twenty-five commercial properties, eight of which were the result of out-of-state loan participations, and fourteen residential properties. One commercial property is leased, and all are for sale. Also included in these totals at March 31, 2011 are other assets owned of $12,000, consisting of one boat and one vehicle, both of which are also for sale.

The following table reflects the changes in other assets owned during 2011.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$4,278	$26	$4,304
Additions	1,296	50	1,346
Sold	(895)	(66)	(961)
Gains (losses) on sale and (write-downs)	(50)	2	(48)
Balance at March 31	$4,629	$12	$4,641

Accruing restructured loans of $18.5 million at March 31, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $15.0 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. This category also includes $4.4 million of construction and development loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. The average yield on modified commercial loans was 5.96%, compared to 5.63% earned on the entire commercial loan portfolio in the first quarter of 2011.

The second category included in accruing restructured loans consists of residential mortgage loans whose terms have been restructured at less than market terms and include rate modifications and forbearance. This category consist of fifteen loans for a total of $3.5 million at

Return to Cross Reference Table

March 31, 2011, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2010.

Additional information regarding accruing restructured loans is included in Note 2, Allowance for Loan Losses, to the consolidated financial statements.

The Company’s allowance for loan losses increased by $31,000 during the first three months of 2011 and $3.8 million over the twelve months ended March 31, 2011. A significant portion of the increase occurred in the second quarter of 2010, primarily as a result of increases in certain loss factors assumed in the Company’s general valuation allowance analysis. The allowance as a percent of total loans has increased from 3.37% at March 31, 2010 and 4.25% at December 31, 2010 to 4.36% at March 31, 2011. Management believes that the Company's allowance for loan losses provides for currently estimated losses inherent in its portfolio.

A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $47.8 million of impaired loans have been identified as of March 31, 2011, down from $48.8 million as of December 31, 2010, and the specific allowance for impaired loans was $9.2 million at March 31, 2011, relatively unchanged from December 31, 2010. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

Business loans carry the largest balances per loan, and therefore, any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Bank uses an independent loan review firm to assess the quality of its business loan portfolio.

Construction and development loans (“CLD loans”) include residential and non-residential construction and development loans. The residential construction and development loan portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. The non-residential construction and development loan portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline.

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

Return to Cross Reference Table

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

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At March 31, 2011, core deposits accounted for 98.0% of total deposits, as compared to 97.3% at December 31, 2010 and 95.2% at March 31, 2010. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported period.

In thousands of dollars	Change this Quarter		12-Month Change
Noninterest bearing	$21,265	18.8%	$32,630	32.0%
Interest bearing deposits	4,970	0.8%	(54,333)	-8.0%
Total deposits	$26,235	3.6%	$(21,703)	-2.8%

Deposit balances have grown by $26.2 million, or 3.6%, in the first quarter of 2011, but have declined by $21.7 million, or 2.8%, during the twelve months ended March 31, 2011. Of that, substantially all of the decline was in the second quarter of 2010. In the most recent quarter, demand deposit balances increased by $21.3 million, while all other categories of deposits grew by $5.0 million.

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

Noninterest bearing deposits made up 17.7% of total deposits at March 31, 201, compared to 15.4% at December 31, 2010. The table below shows the makeup of the Company’s deposits at March 31, 2011 and December 31, 2010.

Return to Cross Reference Table

Percentage Makeup of Deposit Portfolio	3/31/11	12/31/10
Noninterest bearing	17.7%	15.4%
Interest bearing deposits	82.3%	84.6%
Total deposits	100.0%	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Bank is also a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Bank maintains interest-bearing deposit accounts with the Federal Reserve Bank and the FHLBI, as alternatives to federal funds. The Bank also has the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources, but has not used either of these borrowing sources during the reported periods.

At December 31, 2010, the Company’s balance sheet included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans were carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company modified its SBA 7a loan sales contract to eliminate a 90-day warranty period to the purchaser of the loans, eliminating the requirement to record a liability for the sold portion of the loans, and the Company’s balance sheet included no short term borrowings related to SBA loans at March 31, 2011.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $359,000 in the first quarter of 2011, as a result of strong pre-tax, pre-provision income and reduced levels of provision to the Company’s allowance for loan losses. This compares to a consolidated net loss for the first three months of 2010 of $809,000.

Net interest margin declined from 3.69% for the quarter ended March 31, 2010 to 3.62% for the quarter ended March 31, 2011. For the first three months of 2011, net interest income of $7.4 million was down 4.0% compared to the same period of 2010. Noninterest income of $3.9 million for the most recent quarter improved by 21.7% compared to the first quarter of 2010, and noninterest income represented 34.7% of the Company’s net revenues for the first quarter of 2011, compared to 29.5% for the same period of 2010.

Return to Cross Reference Table

Total noninterest expense for the first quarter of 2011 was substantially unchanged from the fourth quarter of 2010, but was up 7.3% over the first three months of 2010. Contributing to the increase were higher costs associated with salaries and employee benefits, and professional fees and expenses related to nonperforming loans. Salaries and employee benefit costs for the first three months of 2011 reflected in part, the reinstatement of the Company’s 401(k) match effective January 1, 2011, and commission costs relating to an increased volume of loans originated and sold on the secondary market during the quarter.

The Company’s provision for loan losses of $2.8 million in the first quarter of 2011 was down from $4.8 million for the first quarter of 2010 and $4.9 million for the fourth quarter of 2010. Return on average assets (“ROA”) for the first quarter of 2011 was 0.17%, compared to -0.36% for the first quarter of 2010. Return on average shareholders’ equity (“ROE”) for the most recent quarter was 1.57%, compared to -4.05% for the same quarter of 2010.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2011	2010
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income	$7,402	$7,735	$7,964	$7,677	$7,707
Provision for loan losses	2,800	4,930	3,150	8,650	4,800
Noninterest income	3,925	4,553	4,812	3,709	3,224
Noninterest expense	8,218	8,225	8,315	8,298	7,659
Federal income tax provision	(50)	(440)	284	(2,063)	(719)
Net income (loss)	359	(427)	1,027	(3,499)	(809)
Earnings (loss) per common share	$0.01	$(0.11)	$0.14	$(0.74)	$(0.21)
Return on average assets (a)	0.17%	-0.20%	0.47%	-1.60%	-0.36%
Return on average shareholders' equity (a)	1.57%	-2.12%	5.25%	-17.56%	-4.05%
Net interest margin	3.62%	3.81%	3.97%	3.76%	3.69%
Efficiency Ratio (On tax equivalent basis)	71.8%	66.3%	64.5%	72.1%	69.0%

(a) annualized

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income and return on average assets. This calculation adjusts net income before tax by the amount of the Company’s provision for loan losses. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison.

The Company's pre-tax, pre-provision ROA declined slightly from 1.44% for the first quarter of 2010 to 1.43% for the quarter ended March 31, 2011. The following table shows the calculation and trend of pre-tax, pre-provision income and return on average assets for the three month periods ended March 31, 2011 and 2010.

Return to Cross Reference Table

	Three Months Ended March 31,
In thousands of dollars	2011	2010	Change
Interest income	$9,089	$10,248	-11.3%
Interest expense	1,687	2,541	-33.6%
Net interest income	7,402	7,707	-4.0%
Noninterest income	3,925	3,224	21.7%
Noninterest expense	8,218	7,659	7.3%
Pre-tax, pre-provision income	3,109	3,272	-5.0%
Pre-tax, pre-provision ROA	1.43%	1.44%	-0.01%
Reconcilement to GAAP income:
Provision for loan losses	2,800	4,800
Income tax benefit	(50)	(719)
Net income (loss)	$359	$(809)

Net Interest Income

Declining interest rates over the past two years have reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income of $9.0 million decreased by 11.3% in the first quarter of 2010 compared to the same periods in 2010, while interest expense of $1.7 million decreased 33.6% for the same period. This resulted in a decline in net interest income of 4.0% for the first quarter of 2011 when compared to the comparable period of 2010.

The Company’s yield on earning assets and its cost of funds both declined in the first quarter of 2011 compared to the quarter ended March 31, 2010. Yields on loans are generally lower, and the Company’s average balances in loans decreased, while taxable investments increased compared to the comparable quarter of 2010. At the same time, the Bank has continued to reduce its average balances of FHLB advances and higher-cost deposits. Net interest margin of 3.62% for the first quarter of 2011 was down from 3.69% for the first quarter of 2010.

The following tables provide a summary of the various components of net interest income, as well as the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011			2010
Dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$118,251	$74	0.25%	$116,811	$73	0.25%
Taxable investments	109,758	604	2.23%	62,722	454	2.93%
Tax exempt securities (b)	23,841	310	5.19%	31,271	471	6.02%
Taxable loans	587,822	8,174	5.64%	651,945	9,365	5.83%
Tax exempt loans (b)	2,152	44	8.13%	2,990	62	8.34%
Total int. earning assets (b)	841,824	9,206	4.43%	865,739	10,425	4.88%
Less allowance for loan losses	(25,290)			(20,948)
Other assets	63,161			64,406
Total Assets	$879,695			$909,197

Return to Cross Reference Table

	Three Months Ended March 31,
	2011			2010
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Liabilities and Shareholders' Equity
NOW and savings deposits	$351,703	262	0.30%	$358,764	402	0.45%
Other interest bearing deposits	269,955	1,148	1.72%	329,454	1,791	2.20%
Total int. bearing deposits	621,658	1,410	0.92%	688,218	2,193	1.29%
Short term borrowings	763	11	6.00%	-	-	0.00%
Other borrowings	30,199	266	3.57%	36,981	347	3.81%
Total int. bearing liabilities	652,620	1,687	1.05%	725,199	2,540	1.42%
Noninterest bearing deposits	131,066			99,076
Other liabilities	3,185			3,850
Shareholders' equity	92,824			81,072
Total Liabilities and
Shareholders' Equity	$879,695			$909,197
Net interest income (b)		7,519			7,885
Net spread (b)			3.38%			3.46%
Net yield on interest earning assets (b)			3.62%			3.69%
Tax equivalent adjustment on interest income		(117)			(178)
Net interest income per income statement		$7,402			$7,707
Ratio of interest earning assets to interest bearing liabilities			1.29			1.19

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

The Company’s tax-equivalent yield on interest-earning assets decreased from 4.88% for the first quarter of 2010 to 4.43% for the quarter ended March 31, 2011. At the same time, the Company’s cost of funds decreased from 1.42% to 1.05% in the same periods, resulting in a reduction in net spread from 3.46% for the first quarter of 2010 to 3.38% for the three months ended March 31, 2011.

Provision for Loan Losses

The Company’s provision for loan losses for the first quarter of 2011 was $2.8 million, down 41.7% from $4.8 million for the first quarter of 2010. For both of these periods, the Company’s provision for loan losses exceed its net charge offs during the period. The provision provides for probable incurred losses inherent in the current portfolio.

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

Noninterest Income
Total noninterest income improved by 21.7% for the first quarter of 2011 compared to the same period of 2010. The following table summarizes changes in noninterest income by category for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
In thousands of dollars	2011	2010	Change
Service charges on deposit accounts	$503	$539	-6.7%
Wealth Management fee income	1,263	1,043	21.1%
Income from loan sales and servicing	1,311	892	47.0%
ATM, debit and credit card fee income	513	445	15.3%
Income from bank-owned life insurance	105	113	-7.1%
Other income	230	192	19.8%
Total noninterest income	$3,925	$3,224	21.7%

Service charges on deposit accounts were down 6.7% in the first quarter of 2011compared to the same period a year earlier. Substantially all of the decline was due to a reduction in non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products within the Bank’s offices. Wealth Management Group income was improved by 21.1% in the first quarter of 2010 compared to 2010.

Income from loan sales and servicing continued at elevated levels during the first quarter of 2011, and was 47.0% above the levels achieved in the first quarter of 2010. While the Company’s volume of rate-driven refinancing of residential mortgages had varied over the past eighteen months, mortgage origination and sale activity was strong in the first quarter of 2011, resulting in improved levels of income from the sales and servicing of residential mortgage loans for the quarter. The Bank generally sells the fixed rate long-term residential mortgages it originates on the secondary market, and retains adjustable rate residential mortgages for its portfolios.

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market. The Bank also originates, sells and

Return to Cross Reference Table

services SBA loans through its structured finance group, United Structured Finance Company (“USFC”). SBA loan origination volume increased in 2011, resulting in an increase in the Company’s income from the origination, sales and servicing of SBA loans. During the first quarter of 2011, fee income of $143,200 that would previously have been deferred to the second quarter of 2011 under ASU 2009-16 was recognized, as a result of the elimination of the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans.

The guaranteed portion of SBA loans originated by USFC is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

	Three Months Ended March 31,
In thousands of dollars	2011	2010
Residential mortgage sales and servicing	$1,009	$864
USFC commercial loan sales and servicing	302	28
Total income from loan sales and servicing	$1,311	$892

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 15.3% in the first quarter of 2011 compared to the same period of 2010. Other income includes income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees, as well as income from bank-owned life insurance. Total other income was up 19.8% in the first quarter of 2011 compared to 2010, although the dollar amount of the increase is relatively small.

Noninterest Expense

The following table summarizes changes in the Company's noninterest expense by category for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
In thousands of dollars	2011	2010	Change
Salaries and employee benefits	$4,575	$3,938	16.2%
Occupancy and equipment expense, net	1,252	1,336	-6.3%
External data processing	320	294	8.8%
Advertising and marketing	160	167	-4.2%
Attorney, accounting and other professional fees	433	351	23.4%
Director fees	102	88	15.9%
Expenses relating to ORE property	257	315	-18.4%
FDIC insurance premiums	431	437	-1.4%
Other expenses	688	733	-6.1%
Total noninterest expense	$8,218	$7,659	7.3%

Return to Cross Reference Table

While several categories of noninterest expense declined during the first quarter of 2011 compared to the same period of 2010, total noninterest expense increased by 7.3%. The largest noninterest expense increase was in salaries and employee benefits, which increased by 16.2% over the three month period one year earlier. The increase reflects, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth.

Occupancy and equipment expenses were down in the first quarter of 2011 compared to the same period of 2011. External data processing costs increased, while advertising and marketing expenses decreased by 4.2% for the first quarter of 2011 compared to the same period last year. Attorney, accounting and other professional fees were up 23.4% for the first quarter of 2011 compared to the same period of 2010. A significant portion of the increase represents attorney and appraisal fees related to resolution of the Bank’s credit issues.

Expenses related to ORE property continue to make up a significant portion of the Company’s expenses. However, the level of those expenses declined during the first quarter of 2011, decreasing by 18.4% compared to the first quarter of 2010. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Deterioration in the value of these properties resulted in losses of $49,700 in the first quarter of 2011. Assets were written down to their estimated fair value as a result of a decline in prevailing real estate prices and the Bank’s experience with increased foreclosures resulting from the weakened economy.

FDIC insurance costs for the first quarter of 2011 were relatively unchanged compared to the first quarter of 2010. Other expenses were down 6.1% in the first three months of 2011 compared to the same period of 2010, with those expenses including shareholder and compliance expense, among others.

Federal Income Tax

The Company’s pre-tax income was positive for the first quarter of 2011, but was less than its tax exempt income, resulting in a small tax benefit for the quarter. The effective tax rate of 47.1% for the first quarter of 2010 was a calculated benefit based upon a pre-tax loss. The differences between the effective rates and the Company’s expected tax rate were primarily due to the benefit from tax-exempt income

The Company’s net deferred tax asset was $9.6 million at March 31, 2011. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the levels of taxable income in prior years, the significant improvement in operating results in the first quarter of 2011 and full-year 2010 compared to 2009, and the Company’s expectation of a return to profitability in future years as a result of strong core earnings, Management has determined that no valuation allowance was required at March 31, 2011.

Return to Cross Reference Table

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. In 2011 and 2010, the Bank generally utilized short-term interest-bearing balances with banks as an alternative to federal funds sold.

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $126.2 million at March 31, 2011, compared to $95.6 million at December 31, 2010 and $115.0 million at March 31, 2010. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2011 or 2010.

The Company’s balance sheet at December 31, 2010 included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company eliminated the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans, and there were no short-term borrowings on the books of the Company at March 31, 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During 2011, the Bank procured no new advances and repaid $1.0 million in matured borrowings, resulting in a decrease in total FHLBI borrowings outstanding for the first quarter of the year.

Regulatory Capital

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require

Return to Cross Reference Table

the Company and the Bank to maintain minimum ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

UBT is party to the MOU as described under “Other Developments – Memorandum of Understanding” on Page 25 hereof. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 leverage capital ratio level required to comply with the MOU dated January 15, 2010 within the timeframe provided, but was in compliance with all capital ratio requirements at December 31, 2010 and March 31, 2011.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at March 31, 2011 and December 31, 2010.

		Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
		$000%		$000%		$000%		$000%
As of March 31, 2011
Tier 1 Capital to Average Assets
	Consolidated	$87,460	10.0%	$35,001	4.0%	N/A	N/A	N/A	N/A
	Bank	80,170	9.2%	34,971	4.0%	43,714	5.0%	78,684	9.0%

Tier 1 Capital to Risk Weighted Assets
	Consolidated	87,460	15.2%	22,955	4.0%	N/A	N/A	N/A	N/A
	Bank	80,170	14.0%	22,938	4.0%	34,407	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
	Consolidated	94,856	16.5%	45,911	8.0%	N/A	N/A	N/A	N/A
	Bank	87,561	15.3%	45,876	8.0%	57,345	10.0%	68,814	12.0%

As of December 31, 2010
Tier 1 Capital to Average Assets
	Consolidated	$88,022	10.2%	$34,380	4.0%	N/A	N/A	N/A	N/A
	Bank	78,806	9.2%	34,232	4.0%	42,791	5.0%	77,023	9.0%

Tier 1 Capital to Risk Weighted Assets
	Consolidated	88,022	15.0%	23,510	4.0%	N/A	N/A	N/A	N/A
	Bank	78,806	13.4%	23,491	4.0%	35,237	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
	Consolidated	95,589	16.3%	47,020	8.0%	N/A	N/A	N/A	N/A
	Bank	86,367	14.7%	46,982	8.0%	58,728	10.0%	70,474	12.0%

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The bank is currently subject to higher requirements by its regulators.

(3)	Represents requirements by the Bank's regulators under terms of the MOU.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s

Return to Cross Reference Table

Consolidated Financial Statements beginning on Page A-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. See “Forward-Looking Statements.”

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

April 22, 2011

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

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1	Form of Restricted Stock Agreement
10.2	Form of Restricted Stock Unit Agreement
10.3	Form of Stock Only Stock Appreciation Rights Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table