Form 10-Q
period 2011-06-30
UNITED BANCORP INC /MI/
filed 2011-07-22
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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
Yes ☑                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑

As of July 22, 2011, there were outstanding 12,692,111 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth, future funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements with reference to future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and other real estate owned and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value or at all. Our ability to utilize our deferred tax asset, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	June 30,	December 31,
Assets	2011	2010
Cash and demand balances in other banks	$13,600	$10,623
Interest bearing balances with banks	95,708	95,599
Total cash and cash equivalents	109,308	106,222

Securities available for sale	148,008	124,544
FHLB Stock	2,571	2,788
Loans held for sale	2,544	10,289

Portfolio loans	575,296	591,985
Less allowance for loan losses	25,370	25,163
Net portfolio loans	549,926	566,822

Premises and equipment, net	10,850	11,241
Bank-owned life insurance	13,603	13,391
Accrued interest receivable and other assets	25,289	26,413
Total Assets	$862,099	$861,710

Liabilities
Deposits
Noninterest bearing	$139,314	$113,206
Interest bearing deposits	598,214	620,792
Total deposits	737,528	733,998

Federal funds purchased and other short term borrowings	-	1,234
FHLB advances payable	27,068	30,321
Accrued interest payable and other liabilities	3,439	3,453
Total Liabilities	768,035	769,006

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,310	20,258
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,692,111 and 12,667,111 shares issued and outstanding, respectively	85,355	85,351
Accumulated deficit	(13,374)	(13,526)
Accumulated other comprehensive income, net of tax	1,773	621
Total Shareholders' Equity	94,064	92,704

Total Liabilities and Shareholders' Equity	$862,099	$861,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

In thousands of dollars, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2011	2010	2011	2010
Interest and fees on loans	$8,131	$9,104	$16,335	$18,510
Interest on securities
Taxable	700	561	1,304	1,015
Tax exempt	193	239	400	554
Interest on federal funds sold and balances with banks	67	58	141	131
Total interest income	9,091	9,962	18,180	20,210

Interest Expense
Interest on deposits	1,309	1,953	2,719	4,147
Interest on fed funds and other short term borrowings	-	55	11	55
Interest on FHLB advances	257	277	523	624
Total interest expense	1,566	2,285	3,253	4,826
Net Interest Income	7,525	7,677	14,927	15,384
Provision for loan losses	3,100	8,650	5,900	13,450
Net Interest Income after Provision for Loan Losses	4,425	(973)	9,027	1,934

Noninterest Income
Service charges on deposit accounts	511	548	1,014	1,087
Wealth Management fee income	1,291	1,107	2,554	2,150
Gains on securities transactions	-	31	-	31
Income from loan sales and servicing	1,619	1,159	2,930	2,051
ATM, debit and credit card fee income	556	499	1,069	944
Income from bank-owned life insurance	107	113	212	226
Other income	311	252	541	444
Total noninterest income	4,395	3,709	8,320	6,933

Noninterest Expense
Salaries and employee benefits	4,767	4,053	9,342	7,991
Occupancy and equipment expense, net	1,291	1,297	2,543	2,633
External data processing	329	301	649	595
Advertising and marketing	158	153	318	320
Attorney, accounting and other professional fees	433	595	866	946
Director fees	101	89	203	177
Expenses relating to ORE property	254	539	511	854
FDIC insurance premiums	302	512	733	949
Other expenses	866	759	1,554	1,492
Total noninterest expense	8,501	8,298	16,719	15,957
Income (Loss) Before Federal Income Tax	319	(5,562)	628	(7,090)
Federal income tax (benefit)	(42)	(2,063)	(92)	(2,782)
Net Income (Loss)	$361	$(3,499)	$720	$(4,308)

Preferred stock dividends and amortization	(284)	(283)	(567)	(564)
Income (Loss) Available to Common Shareholders	$77	$(3,782)	$153	$(4,872)

Basic and diluted earnings (loss) per share	$0.01	$(0.74)	$0.01	$(0.95)
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

In thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
Total Shareholders' Equity	2011	2010	2011	2010
Balance at beginning of period	$92,831	$79,829	$92,704	$80,867

Net income (loss)	361	(3,499)	720	(4,308)
Other comprehensive income:
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized gains (losses) and related taxes	1,064	270	1,152	260
Total comprehensive income (loss)	1,425	(3,229)	1,872	(4,048)

Cash dividends paid on preferred shares	(258)	(258)	(515)	(515)
Other common stock transactions	66	55	3	93
Balance at end of period	$94,064	$76,397	$94,064	$76,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(d)	Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$720	$(4,308)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,804	1,186
Provision for loan losses	5,900	13,450
Gain on sale of loans	(2,341)	(1,537)
Proceeds from sales of loans originated for sale	99,161	83,624
Loans originated for sale	(89,075)	(92,691)
(Gains) losses on securities transactions	-	(31)
Change in deferred income taxes	(38)	(1,550)
Stock option expense	63	75
Increase in cash surrender value of bank-owned life insurance	(212)	(226)
Change in investment in limited partnership	(151)	(62)
Change in accrued interest receivable and other assets	2,488	3,604
Change in accrued interest payable and other liabilities	182	124
Net cash from operating activities	18,501	1,658

Cash Flows from Investing Activities
Securities available for sale
Purchases	(38,414)	(37,650)
Sales	-	4,376
Maturities and calls	8,227	11,650
Principal payments	7,396	4,332
Sale, retirement or (purchase) of FHLB stock	217	-
Net change in portfolio loans	8,883	16,073
Premises and equipment expenditures	(192)	(19)
Net cash from investing activities	(13,883)	(1,238)

Cash Flows from Financing Activities
Net change in deposits	3,530	(52,597)
Net change in fed funds sold and short term borrowings	(1,234)	7,683
Principal payments on FHLB advances	(3,253)	(10,746)
Proceeds from other common stock transactions	(60)	18
Cash dividends paid on preferred shares	(515)	(515)
Net cash from financing activities	(1,532)	(56,157)
Net change in cash and cash equivalents	3,086	(55,737)

Cash and cash equivalents at beginning of year	106,222	125,589
Cash and cash equivalents at end of period	$109,308	$69,852

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,360	$5,044
Loans transferred to other real estate	2,113	1,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 – Allowance for Loan Losses and Credit Risk

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant. The Company’s past loan loss experience is determined by evaluating the average charge-offs over the most recent eight quarters. This policy applies to each of the Company’s portfolio segments.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require an increase in the allowance for loan losses, that increase is recorded as a component of the provision for loan losses. Loans are evaluated for impairment when payments are delayed or when the internal grading system indicates a substandard or doubtful classification. This policy applies to each of the Company’s loan classes.

Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank’s loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans are charged off, in part or in full, when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection. This policy applies to each of the Company’s loan segments.

Return to Cross Reference Table

An analysis of the allowance for loan losses for the year to date periods ended June 30, 2011 and 2010, and the year ended December 31, 2010 follows:

Six Months Ended June 30	2011
	Business &
	Commercial		Residential
Thousands of dollars	Mortgages	CLD (1)	Mortgage	Personal	Total	2010
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163	$20,020
Provision charged to expense	3,323	742	1,288	548	5,901	13,450
Losses charged off	(3,236)	(1,552)	(840)	(883)	(6,511)	(10,290)
Recoveries	505	166	12	134	817	182
Balance, June 30	$17,264	$2,604	$3,121	$2,381	$25,370	$23,362

Ending balance: individually evaluated for impairment	$7,232	$1,321	$1,019	$54	$9,626
Ending balance: collectively evaluated for impairment	$10,032	$1,283	$2,102	$2,327	$15,744

Total Loans:
Ending balance	$334,265	$32,383	$92,043	$116,605	$575,296
Ending balance: individually evaluated for impairment	$29,567	$12,786	$6,258	$208	$48,819
Ending balance: collectively evaluated for impairment	$304,698	$19,597	$85,785	$116,397	$526,477

Year Ended December 31, 2010	Business &
	Commercial		Residential
Thousands of dollars	Mortgages	CLD (1)	Mortgage	Personal	Total
Balance, January 1	$12,221	$5,164	$760	$1,875	$20,020
Provision charged to expense	11,710	3,716	3,655	2,449	21,530
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)
Recoveries	424	287	66	165	942
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163
	-	-	-	-	-
Ending balance: individually evaluated for impairment	$6,402	$1,765	$708	$283	$9,158
Ending balance: collectively evaluated for impairment	$10,270	$1,483	$1,953	$2,299	$16,005

Total Loans:
Ending balance	$354,020	$32,924	$90,867	$114,174	$591,985
Ending balance: individually evaluated for impairment	$26,628	$14,699	$3,290	$566	$45,183
Ending balance: collectively evaluated for impairment	$327,392	$18,225	$87,577	$113,608	$546,802

(1) Construction and land development loans

Credit Exposure and Quality Indicators

The Company categorizes commercial and tax-exempt loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, management capacity, historical payment experience, credit documentation, public

Return to Cross Reference Table

information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed during the loan approval process and is updated as circumstances warrant.

The risk characteristics of each loan portfolio segment are as follows:

Business and Commercial Mortgages. The Business and Commercial Mortgages segment consists of commercial and industrial loans and commercial real estate loans.

Commercial and industrial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction and Land Development (“CLD”) loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. CLD loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. CLD loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer. Consumer loans consist of two segments – residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a

Return to Cross Reference Table

subordinate interest in 1-4 family residences, and personal loans are secured by personal assets, such as automobiles or recreational vehicles. Some personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Internal Risk Categories

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

Quality indicators for portfolio loans as of June 30, 2011 and December 31, 2010 based on the Bank’s internal risk categories are detailed in the following tables.

In thousands of dollars		At June 30, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$13,880	$82,460	$99,583	$55,070	$250,993
5	Special Mention	5,829	16,943	20,167	16,876	59,815
6	Substandard	12,407	3,929	14,289	3,849	34,474
7	Doubtful	267	-	74	2,621	2,962
	Total	$32,383	$103,332	$134,113	$78,416	$348,244

Return to Cross Reference Table

Consumer Loans	Residential	Consumer		Other	Total
Credit risk profile based on payment activity	Mortgage	Construction	Home Equity	Consumer	Consumer
Performing	$97,178	$8,878	$76,605	$24,214	$206,875
Accruing restructured	3,667	-	-	-	3,667
Delinquent less than 90 days	1,586	-	95	153	1,834
Nonperforming	5,403	-	1,170	68	6,641
Total	$107,834	$8,878	$77,870	$24,435	$219,017
Subtotal					$567,261
Deferred loan fees and costs, overdrafts, in-process accounts					8,035
Total Portfolio Loans					$575,296

In thousands of dollars		At December 31, 2010
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$16,246	$79,929	$106,379	$51,751	$254,305
5	Special Mention	5,942	12,556	20,467	22,697	61,662
6	Substandard	13,381	12,641	10,773	9,350	46,145
7	Doubtful	427	416	74	120	1,037
	Total	$35,996	$105,542	$137,693	$83,918	$363,149

Consumer Loans	Residential	Consumer		Other	Total
Credit risk profile based on payment activity	Mortgage	Construction	Home Equity	Consumer	Consumer
Performing	$105,932	$5,558	$77,389	$24,632	$213,511
Accruing restructured	2,844	-	-	-	2,844
Delinquent less than 90 days	1,854	-	411	125	2,390
Nonperforming	4,765	-	762	56	5,583
Total	$113,541	$5,558	$78,151	$24,688	$221,938
Subtotal					$585,087
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

Schedules detailing the loan portfolio aging analysis as of June 30, 2011 and December 31, 2010 follow.

Return to Cross Reference Table

As of June 30, 2011	Delinquent Loans						Total Non-
Thousands of dollars	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	performing (a+d)
Commercial
Commercial CLD	$-	$119	$119	$24,937	$32,383	$7,327	$7,446
Owner-Occupied CRE	1,487	15	1,502	99,077	103,332	2,753	2,768
Other CRE	1,395	2,957	4,352	122,763	134,113	6,998	9,955
Commercial & Industrial	180	-	180	73,809	78,416	4,427	4,427
Consumer
Residential Mortgage	1,586	-	1,586	100,845	107,834	5,403	5,403
Consumer Construction	-	-	-	8,878	8,878	-	-
Home Equity	95	47	142	76,605	77,870	1,123	1,170
Other Consumer	153	-	153	24,214	24,435	68	68
Subtotal	$4,896	$3,138	$8,034	$531,128	$567,261	$28,099	$31,237
Deferred loan fees and costs, overdrafts, in-process accounts					8,035
Total Portfolio Loans					$575,296

As of December 31, 2010
Commercial
Commercial CLD	$1,044	$-	$1,044	$26,393	$35,996	$8,559	$8,559
Owner-Occupied CRE	688	-	688	101,317	105,542	3,537	3,537
Other CRE	2,982	-	2,982	128,126	137,693	6,585	6,585
Commercial & Industrial	734	142	876	78,204	83,918	4,838	4,980
Consumer
Residential Mortgage	1,854	441	2,295	106,922	113,541	4,324	4,765
Consumer Construction	-	-	-	5,558	5,558	-	-
Home Equity	411	-	411	76,978	78,151	762	762
Other Consumer	125	-	125	24,507	24,688	56	56
Subtotal	$7,838	$583	$8,421	$548,005	$585,087	$28,661	$29,244
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of June 30, 2011 and December 31, 2010 follows. Data for December 31, 2010 has been modified from presentation in previous periods to match the current period presentation:

Impaired Loans at June 30, 2011				This Quarter		Year to Date
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$4,608	$9,023	$-	$5,606	$19	$6,090	$33
Owner-Occupied CRE	1,625	2,043	-	1,533	14	1,540	32
Other CRE	4,035	4,091	-	4,038	60	4,042	75
Commercial & Industrial	287	620	-	283	-	287	-
Consumer
Residential Mortgage	722	1,590	-	535	-	588	-
Consumer Construction	-	-	-	-	-	-	-
Home Equity	979	979	-	525	-	392	-
Other Consumer	252	252	-	526	-	548	-
Subtotal	$12,508	$18,598	$-	$13,046	$93	$13,487	$140

Return to Cross Reference Table

Impaired Loans at June 30, 2011				This Quarter		Year to Date
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Commercial
Commercial CLD	$7,957	$13,059	$1,309	$8,158	$58	$8,337	$114
Owner-Occupied CRE	2,977	3,693	1,754	2,978	17	3,081	76
Other CRE	19,907	22,222	5,014	19,054	206	19,113	265
Commercial & Industrial	928	2,510	476	1,453	1	1,462	23
Consumer
Residential Mortgage	6,257	7,297	1,019	7,062	37	7,066	64
Consumer Construction	-	-	-	-	-	-	-
Home Equity	172	245	49	173	2	197	3
Other Consumer	5	5	5	5	-	5	-
Subtotal	$38,203	$49,031	$9,626	$38,883	$321	$39,261	$545

Total Impaired Loans
Commercial
Commercial CLD	$12,565	$22,082	$1,309	$13,764	$78	$14,427	$147
Owner-Occupied CRE	4,602	5,736	1,754	4,511	31	4,621	108
Other CRE	23,942	26,313	5,014	23,092	266	23,155	340
Commercial & Industrial	1,215	3,130	476	1,736	1	1,749	23
Consumer
Residential Mortgage	6,979	8,887	1,019	7,597	37	7,654	64
Consumer Construction	-	-	-	-	-	-	-
Home Equity	1,151	1,224	49	698	1	589	3
Other Consumer	257	257	5	531	-	553	-
Total Impaired Loans	$50,711	$67,629	$9,626	$51,929	$414	$52,748	$685

Impaired Loans at December 31, 2010				Year ended 12/31/2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	3,434	$8,194	$-	$3,872	$-
Owner-Occupied CRE	2,457	2,853	-	2,225	60
Other CRE	1,300	1,681	-	1,405	16
Commercial & Industrial	1,301	1,330	-	783	48
Consumer
Residential Mortgage	3,129	3,693	-	4,418	-
Consumer Construction	-	-	-	-	-
Home Equity	257	257	-	478	-
Other Consumer	253	253	-	542	-
Subtotal	$12,131	$18,262	$-	$13,723	$124

Loans with a specific valuation allowance
Commercial
Commercial CLD	$10,519	$17,999	$1,627	$9,786	$161
Owner-Occupied CRE	6,511	7,185	1,532	5,595	198
Other CRE	14,062	18,043	4,305	13,230	408
Commercial & Industrial	1,713	2,397	703	917	20
Consumer
Residential Mortgage	3,290	3,327	708	2,396	105
Consumer Construction	-	-	-	-	-
Home Equity	588	611	278	430	13
Other Consumer	8	8	5	10	7
Subtotal	$36,691	$49,571	$9,158	$32,364	$911

Return to Cross Reference Table

Impaired Loans at December 31, 2010				Year Ended 12/31/2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Total Impaired Loans
Commercial
Commercial CLD	$13,953	26,193	1,627	13,658	161
Owner-Occupied CRE	8,968	10,038	1,532	7,820	257
Other CRE	15,362	19,724	4,305	14,635	424
Commercial & Industrial	3,014	3,728	703	1,700	68
Consumer
Residential Mortgage	6,419	7,020	708	6,814	105
Consumer Construction	-	-	-	-	-
Home Equity	845	868	278	908	13
Other Consumer	261	261	5	552	7
Total Impaired Loans	$48,822	$67,833	$9,158	$46,087	$1,035

Included in the above impaired loan totals were $18.9 million and $17.3 million of loan modifications meeting the definition of a troubled debt restructuring that were accruing interest and performing in accordance with their agreements at June 30, 2011 and December 31, 2010, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. These policies apply to each of the Company’s loan classes.

Troubled Debt Restructurings

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

Return to Cross Reference Table

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $13.0 million at June 30, 2011 and $8.5 million at December 31, 2010. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $18.9 million at June 30, 2011 and $17.3 million at December 31, 2010. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period (or six payments) under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets both of these criteria.

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

Balances of securities by category are shown below at June 30, 2011 and December 31, 2010. All securities are classified as available for sale.

At June 30, 2011, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$48,881	$425	$(6)	49,300
Mortgage backed agency securities	75,591	1,239	(155)	76,675
Obligations of states and political subdivisions	20,699	1,180	-	21,879
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$145,323	$2,846	$(161)	$148,008

At December 31, 2010, in thousands of dollars
U.S. Treasury and agency securities	$33,897	$157	$(367)	$33,687
Mortgage backed agency securities	65,714	821	(437)	66,098
Obligations of states and political subdivisions	23,841	817	(53)	24,605
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$123,604	$1,797	$(857)	$124,544

Return to Cross Reference Table

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

At June 30, 2011	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$2,548	$(6)	$-	$-	$2,548	$(6)
Mortgage backed agency securities	18,899	(155)	-	-	18,899	(155)
Total	$21,447	$(161)	$-	$-	$21,447	$(161)

At December 31, 2010
U.S. Treasury and agency securities	$22,677	$(367)	$-	$-	$22,677	$(367)
Mortgage backed agency securities	35,933	(437)	-	-	35,933	(437)
Obligations of states and political subdivisions	2,214	(53)	-	-	2,214	(53)
Total	$60,824	$(857)	$-	$-	$60,824	$(857)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first six months of 2011 or 2010.

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activities for securities for the three and six month periods ended June 30, 2011 and 2010 is shown in the following table. All sales were of securities identified as available for sale.

Return to Cross Reference Table

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2011	2010	2011	2010
Sales proceeds	$-	$4,376	$-	$4,376
Gross gains on sales	-	38	-	38
Gross loss on sales	-	(7)	-	(7)

The fair value of securities available for sale by contractual maturity as of June 30, 2011 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$26,969	$27,249
Due after one year through five years	114,915	117,000
Due after five years through ten years	2,888	3,136
Due after ten years	525	595
Equity securities	26	28
Total securities	$145,323	$148,008

Securities carried at $4.4 million as of June 30, 2011 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$107,642	18.7%	$107,399	18.1%
Business, including commercial mortgages	340,297	59.1%	354,340	59.9%
Tax exempt	2,114	0.4%	2,169	0.4%
Residential mortgage	83,632	14.5%	86,006	14.5%
Construction and development	41,261	7.2%	41,554	7.0%
Deferred loan fees and costs	350	0.1%	517	0.1%
Total portfolio loans	$575,296	100.0%	$591,985	100.0%

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $37,890 and $37,500, respectively, in compensation expense related to stock based compensation plans for the three month periods and $63,115 and $75,000, respectively, for the six month periods, ended June 30, 2011 and 2010. The Company has a policy of issuing new shares to satisfy exercises of stock options or stock only stock appreciation rights, and does not expect to issue any shares during 2011 based on expectations of no exercises during 2011.

Return to Cross Reference Table

Stock Incentive Plan

The Company’s Stock Incentive Plan of 2010 (the "Incentive Plan") permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of the Company and its subsidiaries. There were no vested grants at June 30, 2011 under the Incentive Plan.

The following table shows activity for the six months ended June 30, 2011 for the Company’s Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards	Weighted Avg.	Awards	Grant Date	Awards	Grant Date
	Outstanding	Exercise Price	Outstanding	Fair Value	Outstanding	Fair Value
Balance at January 1	-	$-	-	$-	-	$-
Awards granted	87,250	3.35	28,000	3.35	25,500	3.35
Awards forfeited	-		-		(500)	3.35
Balance at June 30	87,250	$3.35	28,000	$3.35	25,000	$3.35

(1) Stock Only Stock Appreciation Rights
(2) Restricted Stock Units

As of June 30, 2011, unrecognized compensation expense related to the Incentive Plan totaled $238,100. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

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

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. There were no grants in the second quarter of 2011. Fair value of the March, 2011 grant is based on the weighted-average assumptions shown in the table below.

2011
Dividend yield	0.0%
Expected life in years	5
Expected volatility	35%
Risk-free interest rate	2.16%
Fair value	$1.136

Return to Cross Reference Table

At June 30, 2011, the SOSARs outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on June 30, 2011 and the exercise price of the SOSARs, multiplied by the number of in-the-money units held by each holder, assuming all option holders had exercised their SOSARs on June 30, 2011. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.68 years.

Stock Option Plan

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company. Under the 2005 Plan, directors and management of the Company and subsidiaries were given the right to purchase stock of the Company at the then-current market price at the time the option was granted. The options have a three-year vesting period, and with certain exceptions, expire at the end of ten years, three years after retirement or ninety days after other separation from the Company. The 2005 Plan expired effective January 1, 2010, and no additional options may be granted under the plan. The following summarizes year to date option activity for the 2005 Plan:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2011	407,730	$21.02
Options expired	(15,373)	17.99
Options forfeited	(4,200)	10.77
Balance at June 30, 2011	388,157	$21.25

The table below provides information regarding stock options outstanding under the 2005 plan at June 30, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	388,157	4.93	Years	$21.25	356,564	$22.48

As of the end of the second quarter of 2011, unrecognized compensation expense related to the stock options totaled $37,200 and is expected to be recognized over fifteen months.

At June 30, 2011, the total stock options outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on June 30, 2011 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on June 30, 2011.

Return to Cross Reference Table

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $707.4 million and $655.1 million at June 30, 2011 and December 31, 2010, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $704.1 million at June 30, 2011 and $651.6 million at December 31, 2010.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and six month periods ended June 30, 2011 and 2010 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2011	2010	2011	2010
Balance at beginning of period	$5,004	$3,953	$4,763	$3,775
Amount capitalized	346	287	783	574
Amount amortized	(172)	(109)	(368)	(218)
Change in valuation allowance	-	(1)	-	(1)
Balance at June 30	$5,178	$4,130	$5,178	$4,130

Activity in the valuation allowance was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2011	2010	2011	2010
Balance at beginning of period	$-	$1	$-	$1
Additions	-	-	-	-
Reductions	-	(1)	-	(1)
Balance at June 30	$-	$-	$-	$-

The fair value of servicing rights was as follows:

In thousands of dollars	6/30/11	12/31/10
Fair value, January 1	$5,806	$4,535
Fair value, end of period	$6,669	$5,806

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

Return to Cross Reference Table

A reconciliation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per-share data	2011	2010	2011	2010
Net income (loss)	$361	$(3,499)	$720	$(4,308)
Less:
Accretion of discount on preferred stock	(26)	(25)	(52)	(49)
Dividends on preferred stock	(258)	(258)	(515)	(515)
Income (loss) available to common shareholders	$77	$(3,782)	$153	$(4,872)

Basic income (loss):
Weighted avg. common shares outstanding	12,667.1	5,078.1	12,666.8	5,073.2
Weighted avg. contingently issuable shares	78.8	59.5	69.7	63.4
Total weighted average shares outstanding	12,745.9	5,137.6	12,736.5	5,136.6
Basic income (loss) per share	$0.01	$(0.74)	$0.01	$(0.95)

Diluted income (loss):
Weighted avg. common shares outstanding from basic earnings per share	12,745.9	5,137.6	12,736.5	5,136.6
Dilutive effect of stock incentive plans	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Total weighted average shares outstanding	12,745.9	5,137.6	12,736.5	5,136.6
Diluted income (loss) per share	$0.01	$(0.74)	$0.01	$(0.95)

A total of 388,157 and 415,374 shares, respectively, for the three month periods, and 388,157 and 415,374 shares, respectively, for the six month periods ended June 30, 2011 and 2010, subject to stock options granted, and 311,492 shares subject to warrants, are not included in the above calculations as they were non-dilutive as of June 30, 2011 and 2010.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three and six month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2011	2010	2011	2010
Net unrealized gain on securities available for sale	$1,612	$409	$1,745	395
Tax expense (benefit)	(548)	(139)	(593)	(135)
Other comprehensive income	$1,064	$270	$1,152	$260

Return to Cross Reference Table

The components of accumulated other comprehensive income included in shareholders’ equity at June 30, 2011 and December 31, 2010 were as follows:

In thousands of dollars	6/30/11	12/31/10
Net unrealized gains on securities available for sale	$2,685	$940
Tax benefit	(912)	(319)
Accumulated other comprehensive income	$1,773	$621

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

Return to Cross Reference Table

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at June 30, 2011 and December 31, 2010:

In thousands of dollars		Fair Value Measurements Using
June 30, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$49,300	$-	$49,300	$-
Mortgage backed agency securities	76,675	-	76,675	-
Obligations of states and political subdivisions	21,879	-	21,879	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$148,008	$28	$147,980	$-

December 31, 2010
Available for sale securities:
U.S. Treasury and agency securities	$33,687	$-	$33,687	$-
Mortgage backed agency securities	66,098	-	66,098	-
Obligations of states and political subdivisions	24,605	-	24,605	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$124,544	$28	$124,516	$-

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent)	Fair Value	Level 1	Level 2	Level 3
June 30, 2011	$30,215	$-	$-	$30,215
December 31, 2010	33,961	-	-	33,961

Loans for which it is believed to be probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral dependent, the fair value of collateral method of measuring the amount of impairment is utilized.

The Company’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. The results of the impairment

Return to Cross Reference Table

review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The carrying amounts and estimated fair value of principal financial assets and liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$109,308	$109,308	$106,222	$106,222
Securities available for sale	148,008	148,008	124,544	124,544
FHLB Stock	2,571	2,571	2,788	2,788
Loans held for sale	2,544	2,544	10,289	10,289
Net portfolio loans	549,926	555,622	566,822	571,830
Accrued interest receivable	2,704	2,704	2,777	2,777

Financial Liabilities
Total deposits	$(737,528)	$(742,378)	$(733,998)	$(738,117)
Short term borrowings	-	-	(1,234)	(1,234)
FHLB advances	(27,068)	(28,553)	(30,321)	(31,700)
Accrued interest payable	(515)	(515)	(612)	(612)

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

Note 10 – Accounting Developments

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Return to Cross Reference Table

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. (the "Company" or “United”) and its subsidiary bank, United Bank & Trust (“UBT” or the “Bank”), for the three and six month periods ended June 30, 2011 and 2010.

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At June 30, 2011, we had total assets of approximately $862.1 million, deposits of approximately $737.5 million, and total shareholders' equity of approximately $94.1 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and position us well for future revenue growth and profitability. During the three and six month periods ended June 30, 2011, our non-interest income equaled 36.9% and 35.8%, respectively, of our operating revenues. For each of the last five years ended December 31, 2010, non-interest income approximated 32.3% of our operating revenues.

Return to Cross Reference Table

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.57% and 1.51%, respectively, for the three and six month periods ended June 30, 2011. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets” under “Results of Operations” below.

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

Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been the most active originator of residential mortgage loans in our market area.

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 30.7% of our noninterest income for the six months ended June 30, 2011.

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

Return to Cross Reference Table

Board Resolution

At the direction of the Federal Reserve Bank of Chicago (“FRB”), the Company’s Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB prior to any of the following: (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.

Board Leadership

On April 26, 2011, our Board of Directors appointed James C. Lawson as Chairman of the Board of the Company, upon the retirement of David S. Hickman following the 2011 annual meeting of shareholders, and James D. Buhr was elected as Vice Chairman of the Board of Directors.

Capital Management

In December, 2010, the Company closed its public offering of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $11.5 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010 and June 30, 2011. At June 30, 2011, the Bank’s Tier 1 leverage capital ratio was 9.35%, and its ratio of total capital to risk-weighted assets was 15.36%.

Executive Summary

The Company produced consolidated net income of $361,000 in the second quarter of 2011, compared to a consolidated net loss for the second quarter of 2010 of $3.499 million. Consolidated net income for the first six months of 2011 was $720,000, which is an improvement of $5.028 million from its consolidated net loss of $4.308 million incurred during the first six months of 2010.

Net income per share for the three and six month periods ended June 30, 2011 was $0.01 for each period, compared to losses of $0.74 and $0.95 per share for the comparable periods of 2010. Return on average assets (“ROA”) was 0.17% for both the second quarter of 2011 and the first six months of 2011, compared to -1.60% and -0.97, respectively, for the same periods of 2010. Return on average shareholders’ equity (“ROE”) for 2011 was 1.55% for the most recent quarter and 1.56% for the first half of 2011, compared to -17.56% and -10.80% for the same periods of 2010.

Net revenue consists of net interest income plus noninterest income. The Company’s net revenue was up 4.7% and 4.2%, respectively, in the second quarter and first six months of 2011, compared to the same periods of 2010. Most categories of noninterest income increased in the second quarter of 2011 compared to the same period of 2010, and total noninterest income for the quarter ended June 30, 2011 improved by 18.5% compared to the same quarter of 2010. During the six month period ended June 30, 2011, United’s noninterest income equaled 35.8% of operating revenues.

Return to Cross Reference Table

The Company’s noninterest expenses for the three and six month periods ended June 30, 2011 increased from the same periods in 2010, with the largest increases in compensation expense, while several other categories of expense declined. Noninterest expenses were up 2.4% and 4.8%, respectively, in the second quarter and first half of 2011, compared to the same periods of 2010.

The Company’s provision for loan losses for the second quarter of 2011 was $3.1 million, and continued its trend of covering net charge-offs. For the first six months of 2011, the Company’s provision for loan losses of $5.9 million for 2011 is down significantly from $13.45 million for the same period of 2010.

Total consolidated assets of the Company were $862.1 million at June 30, 2011, substantially unchanged from $861.7 million at December 31, 2010, and up 1.5% from $849.1 million at June 30, 2010. Gross portfolio loans of $575.3 million have declined in the first six months of 2011 and over the most recent twelve months as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate credit and interest rate risk. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. While the Company’s gross portfolio loans have declined by $47.5 million, or 7.6%, since June 30, 2010, the balance of loans serviced for others has increased by $133.2 million, or 23.2%, during the same time period.

The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $95.7 million at June 30, 2011, compared to $95.6 million at December 31, 2010 and $54.7 million at June 30, 2010. Securities available for sale of $148.0 million at June 30, 2011 were up 18.8% from December 31, 2010 levels and were up 35.2% from June 30, 2010 levels.

Total deposits of $737.5 million at June 30, 2011 were up $3.5 million, or 0.5%, from $734.0 million at December 31, 2010, with substantially all of the increase in non-interest bearing deposit balances, which accounted for 18.9% of total deposits at June 30, 2011. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of interest-bearing deposits was 0.87% for the second quarter and 0.89% for the first half of 2011, down from 1.21% and 1.24%, respectively, for the same periods of 2010.

The Company’s ratio of allowance for loan losses to total loans at June 30, 2011 was 4.41%, and covered 81.2% of nonperforming loans, compared to 3.75% and 73.3%, respectively, at June 30, 2010. The Company’s allowance for loan losses increased by $2.0 million, or 8.0%, from June 30, 2010 to June 30, 2011. Net charge-offs of $2.9 million for the second quarter of 2011 were 56.0% below the net charge-offs of $6.6 million for the second quarter of 2010. Net charge-offs of $5.7 million for the six months ended June 30, 2011 were 43.7% below levels experienced in the same period of 2010.

Return to Cross Reference Table

Within the Company’s loan portfolio, $31.2 million of loans were considered nonperforming at June 30, 2011, compared to $29.2 million at December 31, 2010 and $31.9 million as of June 30, 2010. Total nonperforming loans as a percent of total portfolio loans increased from 4.94% at the end of 2010 and 5.12% at June 30, 2010 to 5.43% at June 30, 2011. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at June 30, 2011 and December 31, 2010 were $18.9 million and $17.3 million, respectively.

Financial Condition

Securities

Balances in the securities portfolio have increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$49,300	33.3%	$33,687	27.0%
Mortgage backed agency securities	76,675	51.8%	66,098	53.1%
Obligations of states and political subdivisions	21,879	14.8%	24,605	19.8%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	28	0.0%	28	0.0%
Total Investment Securities	$148,008	100.0%	$124,544	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 2.4% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 3.4% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at June 30, 2011 and December 31, 2010.

Return to Cross Reference Table

Unrealized gains (losses)in thousands of dollars	6/30/11	12/31/10	Change
U.S. Treasury and agency securities	$419	$(210)	$629
Mortgage backed agency securities	1,084	384	700
Obligations of states and political subdivisions	1,180	764	416
Equity securities	2	2	-
Total Investment Securities	$2,685	$940	$1,745

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $111 million for 2010, and continues to pay dividends on its stock.1 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of June 30, 2011.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal	$391	0.4%	$243	0.2%	$(2,648)	-2.4%
Business, including commercial mortgages	(3,774)	-1.1%	(14,043)	-4.0%	(34,312)	-9.2%
Tax exempt	(21)	-1.0%	(55)	-2.5%	219	11.6%
Residential mortgage	(1,106)	-1.3%	(2,374)	-2.8%	(1,951)	-2.3%
Construction and development	1,821	4.4%	(293)	-0.7%	(8,500)	-17.1%
Deferred loan fees and costs	(126)	-36.0%	(167)	-32.3%	(324)	-48.1%
Total portfolio loans	$(2,815)	-0.5%	$(16,689)	-2.8%	$(47,516)	-7.6%

Loan balances have declined by $2.8 million, or 0.5%, in the second quarter of 2011. Loan balances were down $16.7 million, or 2.8%, from December 31, 2010 and were down $47.5 million, or 7.6%, from June 30, 2010. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances have increased by 0.4% in the second quarter of 2011, 0.2% in the first six months of 2011, and have declined 2.4% over the twelve months ended June 30, 2011. Business loan balances were down 1.1% during the three months ended June 30, 2011, down 4.0% since December 31, 2010, and down 9.2% over the twelve months ended June 30, 2011. The decline in business loans reflects a reduction in demand, primarily relating to the current economic conditions, and write-downs, charge-offs and payoffs.

 1 Federal Home Loan Bank of Indianapolis, Form 10-K for the year ended December 31, 2010.

Return to Cross Reference Table

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. The Bank continues to experience significant volume in residential real estate mortgage financing, and this includes the refinancing of some portfolio loans and sale of those loans on the secondary market. Portfolio balances of residential mortgages decreased by 1.3% in the second quarter of 2011, and 2.8% and 2.3%, respectively, in the six and twelve months ended June 30, 2011.

The Bank’s loan portfolio includes $7.9 million of purchased participations in business loans originated by other institutions. These participations represent 1.4% of total loans. Of those participation loans, 81.3% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Outstanding balances of loans for construction and development increased by $1.8 million, or 4.4%, in the second quarter of 2011, and have decreased by 0.7% since December 31, 2010 and 17.1% since June 30, 2010. The change in balances in the second quarter of 2011 primarily reflects seasonal increases in the amount of individual construction loan volume. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is bdiscontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
Nonaccrual loans	$28,099	$25,451	$28,661	$27,680	$30,319
Accruing loans past due 90 days or more	3,138	2,326	583	1,926	1,557
Total nonperforming loans	31,237	27,777	29,244	29,606	31,876
Nonperforming loans % of total portfolio loans	5.43%	4.80%	4.94%	4.90%	5.12%
Allowance coverage of nonperforming loans	81.2%	90.7%	86.0%	79.3%	73.3%

Other assets owned	4,967	4,641	4,304	3,686	3,080
Total nonperforming assets	$36,204	$32,418	$33,548	$33,292	$34,956
Nonperforming loans % of total assets	4.20%	3.66%	3.89%	3.90%	4.12%

Loans delinquent 30-89 days	$4,896	$5,939	$7,838	$10,019	$11,048

Accruing restructured loans
Business, including commercial mortgages	$10,347	$10,551	$10,382	$11,275	$11,425
Construction and development	4,844	4,401	4,045	4,058	4,058
Residential mortgage	3,667	3,504	2,844	1,911	1,916
Total accruing restructured loans	$18,858	$18,456	$17,271	$17,244	$17,399

Return to Cross Reference Table

Total nonaccrual loans have declined by $562,000 since the end of 2010 and $2.2 million since June 30, 2010, while accruing loans past due 90 days or more have increased by $2.6 million and $1.6 million, respectively, for the same periods. The change in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the migration of some loans to nonaccrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

Total nonperforming loans have declined by $639,000 since June 30, 2010. Total nonperforming loans as a percent of total portfolio loans were 5.43% at June 30, 2011, up from 5.12% at June 30, 2010, while the allowance coverage of nonperforming loans improved from 73.3% at June 30, 2010 to 81.2% at June 30, 2011. The increase in nonperforming loans during the second quarter of 2011 was primarily due to one investor CRE loan for $4.4 million. While the loan was current at June 30, 2011, in early July the borrower was notified of the termination of a lease by a major tenant. As a result, the Company has classified the loan as impaired and has placed the loan on nonaccrual status. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, including automobiles, boats and other personal property. Holdings of other assets owned increased by $663,000 since the end of 2010, as the Bank has assumed ownership of an increased number of properties. At June 30, 2011, other real estate owned included thirty-eight properties that were acquired through foreclosure or in lieu of foreclosure. The properties included twenty-six commercial properties, eight of which were the result of out-of-state loan participations, and twelve residential properties. Two commercial properties are leased, and all properties are for sale. The Company had no other repossessed assets at June 30, 2011.

The following table reflects the changes in other assets owned during 2011.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$4,278	$26	$4,304
Additions	2,113	50	2,163
Sold	(1,374)	(76)	(1,450)
Write-downs of book value	(50)	-	(50)
Balance at June 30	$4,967	$-	$4,967

Troubled Debt Restructurings. In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current

Return to Cross Reference Table

financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $13.0 million at June 30, 2011 and $8.5 million at December 31, 2010. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $18.9 million at June 30, 2011 and $17.3 million at December 31, 2010. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period (or six payments) under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets both of these criteria.

Accruing restructured loans of $18.9 million at June 30, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $15.2 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. This category also includes $4.8 million of construction and development loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The second category included in accruing restructured loans consists of residential mortgage loans whose terms have been restructured at less than market terms and include rate modifications and forbearance. This category consists of sixteen loans for a total of $3.7 million at June 30, 2011, all of which are the result of residential mortgage loans modified as part of United’s mortgage modification program implemented in 2010.

Additional information regarding restructured loans is included in Note 2, Allowance for Loan Losses, to the consolidated financial statements.

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $50.7 million of impaired loans have been identified as of June 30, 2011, up from $48.8 million as of December 31, 2010. The specific allowance for impaired loans was $9.6 million at June 30, 2011, up from $9.2 million at December 31, 2010. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the

Return to Cross Reference Table

amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

Business loans carry the largest balances per loan, and any single loss would be proportionally larger than losses in other portfolios. In addition to internal loan rating systems and active monitoring of loan trends, the Bank uses an independent loan review firm to assess the quality of its business loan portfolio. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal.

Construction and development loans include residential and non-residential construction and development loans. The residential construction and development loan portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. The non-residential construction and development loan portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline.

The Bank’s portfolio of residential mortgages consists of loans to finance 1-4 family residences, second homes, vacation homes, and residential investment properties. In the second quarter of 2010, the Company began recognizing losses on specific residential mortgage loans in the process of foreclosure at an earlier point in the foreclosure process, in accordance with regulatory guidance. This resulted in an increase in the portion of the Company’s allowance for loan losses determined by measurement of the impairment in groups of loans with similar characteristics, and resulted in a corresponding increase in the Company’s provision for loan losses during 2010 of approximately $667,000.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans consist of loans for automobiles, boats and manufactured housing, and make up a small percent of the personal loans.

Allowance for Loan Losses. The Company’s allowance for loan losses has increased by $176,000 during the second quarter of 2011 and $2.0 million over the twelve months ended June 30, 2011. The allowance as a percent of total loans has increased from 3.75% at June 30, 2010 and 4.25% at December 31, 2010 to 4.41% at June 30, 2011.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other

Return to Cross Reference Table

factors management believes to be relevant. The Company’s past loan loss experience is determined by evaluating the average charge-offs over the most recent eight quarters.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At June 30, 2011, core deposits accounted for 98.5% of total deposits, compared to 97.3% at December 31, 2010. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$4,843	3.6%	$26,108	23.1%	$33,043	31.1%
Interest bearing deposits	(27,548)	-4.4%	(22,578)	-3.6%	(25,719)	-4.1%
Total deposits	$(22,705)	-3.0%	$3,530	0.5%	$7,324	1.0%

Deposit balances declined by $22.7 million, or 3.0% in the second quarter of 2011, compared to growth of $3.5 million, or 0.5%, and $7.3 million, or 1.0%, from December 31 and June 30, 2010, respectively. In the most recent quarter, demand deposit balances increased by $4.8 million, while all other categories of deposits declined by $27.5 million. The reduction in interest bearing deposits reflects, in part, a decline during the three and six month periods ended June 30, 2011 in balances of public fund time deposits and purchased or brokered deposits.

The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products. In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. Management believes the Bank's deposit rates are consistently competitive with other banks in its market areas.

Noninterest bearing deposits made up 18.9% of total deposits at June 30, 2011, compared to 15.4% at December 31, 2010 and 14.6% at June 30, 2010. The table below shows the makeup of the Company’s deposits at June 30, 2011, December 31, 2010 and June 30, 2010.

Percentage Makeup of Deposit Portfolio	6/30/11	12/31/10	6/30/10
Noninterest bearing	18.9%	15.4%	14.6%
Interest bearing deposits	81.1%	84.6%	85.4%
Total deposits	100.0%	100.0%	100.0%

Return to Cross Reference Table

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. The Bank is sometimes a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. The Bank maintains interest-bearing deposit accounts with the Federal Reserve Bank and the FHLBI, as alternatives to federal funds. The Bank also has the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources, but has not used either of these borrowing sources during the reported periods.

At December 31, 2010, the Company’s balance sheet included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans were carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company modified its SBA 7a loan sales contract to eliminate a 90-day warranty period to the purchaser of the loans, eliminating the requirement to record a liability for the sold portion of the loans, and the Company’s balance sheet included no short term borrowings related to SBA loans at June 30, 2011.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $361,000 in the second quarter of 2011 and $720,000 for the six months ended June 30, 2011, as a result of strong pre-tax, pre-provision income and reduced levels of provision to the Company’s allowance for loan losses. This compares to consolidated net losses of $3.499 million and $4.308 million, respectively, for the second quarter and six months ended June 30, 2010. Pre-tax, pre-provision income is not consistent with, or intended to replace, presentations under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income, please see “Pre-tax, Pre-provision Income and Return on Average Assets” below.

United’s net interest margin declined from 3.76% and 3.71%, respectively, for the three and six month periods ended June 30, 2010 to 3.69% and 3.65% for same periods of 2011. For the second quarter of 2011, net interest income of $7.5 million was down 2.0% compared to the same period of 2010, and net interest income of $14.9 million for the first half of 2011 was 3.0% lower than the same period of 2010. Noninterest income of $4.4 million for the most recent quarter improved by 18.5% compared to the second quarter of 2010, while noninterest income for the six months ended June 30, 2011 was 20.0% higher than the same period of 2010. Noninterest income represented 36.9% and 35.8%, respectively, of the Company’s net revenues

Return to Cross Reference Table

for the three and six month periods ended June 30, 2011, compared to 32.6% and 31.1%, respectively, for the same periods of 2010.

Total noninterest expense for the second quarter of 2011 was up 2.4% from the second quarter of 2010, and increased by 4.8% for the first six months of 2011 compared to the same period of 2010. Several categories of noninterest expense declined compared to comparable periods of 2010, while the increases were substantially all due to higher costs associated with salaries and employee benefits. The increase in expenses reflect, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth, and salary increases were reinstated effective April 1, 2011.

The Company’s provision for loan losses of $3.1 million in the second quarter of 2011 was down from $8.65 million for the second quarter of 2010. Year to date provision of $5.9 million is substantially lower than the $13.45 million provision taken by the Company in the first six months of 2010. ROA was 0.17% for both the second quarter of 2011 and year to date, compared to -1.60% and -0.97, respectively, for the same periods of 2010. ROE for 2011 was 1.55% for the most recent quarter and 1.56% year to date, compared to -17.56% and -10.80% for the same periods of 2010.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2011		2010
in thousands of dollars, where appropriate	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net interest income	$7,525	$7,402	$7,735	$7,964	$7,677
Provision for loan losses	3,100	2,800	4,930	3,150	8,650
Noninterest income	4,395	3,925	4,553	4,812	3,709
Noninterest expense	8,501	8,218	8,225	8,315	8,298
Federal income tax provision	(42)	(50)	(440)	284	(2,063)
Net income (loss)	361	359	(427)	1,027	(3,499)
Earnings (loss) per common share	$0.01	$0.01	$(0.11)	$0.14	$(0.74)
Return on average assets (a)	0.17%	0.17%	-0.20%	0.47%	-1.60%
Return on average shareholders' equity (a)	1.55%	1.57%	-2.12%	5.25%	-17.56%
Net interest margin	3.69%	3.62%	3.81%	3.97%	3.76%
Efficiency Ratio (On tax equivalent basis)	70.7%	71.8%	66.3%	64.5%	72.1%

(a) annualized

Pre-tax, Pre-provision Income and Return on Average Assets

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income (“PTPP Income”) and pre-tax, pre-provision return on average assets (“PTPP ROA”). PTPP Income adjusts net income by the amount of the Company’s federal income tax (benefit) and provision for loan losses, which is excluded because its level is elevated and volatile in times of economic stress. PTPP ROA measures PTPP Income as a percent of average assets. While this information is not consistent

Return to Cross Reference Table
with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison.

Management believes that PTPP Income and PTPP ROA are useful and consistent measures of the Company’s earning capacity, as these financial measures enable investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle, particularly in times of economic stress.

The Company’s strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA improved to 1.57% and 1.51%, respectively, for the second quarter and first half of 2011, compared to 1.41% and 1.42%, respectively, for the same periods in 2010. The following table shows the calculation and trend of pre-tax, pre-provision income and return on average assets PTPP Income and PTPP ROA for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2011	2010	Change	2011	2010	Change
Interest income	$9,091	$9,962	-8.7%	$18,180	$20,210	-10.0%
Interest expense	1,566	2,285	-31.5%	3,253	4,826	-32.6%
Net interest income	7,525	7,677	-2.0%	14,927	15,384	-3.0%
Noninterest income	4,395	3,709	18.5%	8,320	6,933	20.0%
Noninterest expense	8,501	8,298	2.4%	16,719	15,957	4.8%
Pre-tax, pre-provision income	3,419	3,088	10.7%	6,528	6,360	2.6%
Pre-tax, pre-provision ROA	1.57%	1.41%	0.16%	1.51%	1.42%	0.09%
Reconcilement to GAAP income:
Provision for loan losses	3,100	8,650		5,900	13,450
Income tax (benefit)	(42)	(2,063)		(92)	(2,782)
Net income (loss)	$361	$(3,499)		$720	$(4,308)

Net Interest Income

The Company’s yield on earning assets and its cost of funds both declined in the second quarter and first six months of 2011, compared to the same periods of 2010. Yields on loans and investments have also declined compared to the comparable periods of 2010. United has continued to maintain high levels of liquidity during the first six months of 2011 compared to 2010, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge. This additional liquidity also contributes to the Company’s lower net interest margin. At the same time, the Bank has continued to reduce its average balances of FHLB advances and higher-cost deposits, contributing to lower interest costs. Net interest margin of 3.69% and 3.65% for the second quarter and first half of 2011, respectively, were down from 3.76% and 3.71%, respectively, for the same periods of 2010.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and six month periods ended June 30, 2011 and 2010.

Return to Cross Reference Table

	Three Months Ended June 30,						Six Months Ended June 30,
	2011			2010			2011			2010
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$105,517	$67	0.26%	$91,183	$58	0.26%	$111,849	$141	0.25%	$103,916	$131	0.25%
Taxable investments	126,297	700	2.22%	73,190	561	3.11%	117,620	1,304	2.24%	69,540	1,015	2.94%
Tax exempt securities (b)	21,363	288	5.34%	25,404	343	5.48%	23,048	598	5.19%	27,914	814	5.80%
Taxable loans	575,539	8,102	5.65%	640,575	9,074	5.74%	581,647	16,277	5.64%	646,229	18,439	5.75%
Tax exempt loans (b)	2,122	44	8.16%	2,127	43	8.27%	2,137	88	8.19%	2,556	105	8.27%
Total int. earning assets (b)	830,838	9,201	4.44%	832,479	10,079	4.91%	836,300	18,408	4.43%	850,155	20,504	4.84%
Less allowance for loan losses	(25,658)			(20,827)			(25,475)			(20,887)
Other assets	64,343			66,775			62,708			64,401
Total Assets	$869,523			$878,427			$873,534			$893,669

Liabilities and Shareholders' Equity
NOW and savings deposits	$342,660	215	0.25%	$361,146	362	0.41%	$347,157	478	0.28%	$356,178	765	0.43%
Other interest bearing deposits	262,461	1,094	1.67%	295,549	1,591	2.18%	266,187	2,241	1.70%	316,191	3,383	2.16%
Total int. bearing deposits	605,121	1,309	0.87%	656,695	1,953	1.21%	613,344	2,719	0.89%	672,369	4,148	1.24%
Short term borrowings	1	-	0.00%	-	-	0.00%	380	11	5.99%	509	55	4.86%
Other borrowings	28,711	257	3.59%	32,886	332	4.09%	29,451	523	3.53%	34,413	623	3.74%
Total int. bearing liabilities	633,834	1,566	0.99%	689,581	2,285	1.34%	643,175	3,253	1.02%	707,291	4,826	1.36%
Noninterest bearing deposits	137,050	-		107,036	-		134,074	-		102,017	-
Total including noninterest bearing deposits	770,883	1,566	0.81%	796,617	2,285	1.15%	777,249	3,253	0.84%	809,308	4,826	1.20%
Other liabilities	5,231			1,865			3,155			3,898
Shareholders' equity	93,409			79,945			93,130			80,463
Total Liabilities and Shareholders' Equity	$869,523			$878,427			$873,534			$893,669
Net interest income (b)		7,635			7,794			15,155			15,678
Net spread (b)			3.45%			3.57%			3.41%			3.48%
Net yield on interest earning assets (b)			3.69%			3.76%			3.65%			3.71%
Tax equivalent adjustment on interest income		(110)			(117)			(228)			(294)
Net interest income per income statement		$7,525			$7,677			$14,927			$15,384
Ratio of interest earning assets to interest bearing liabilities			1.31			1.21			1.30			1.20

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

Return to Cross Reference Table

Provision for Loan Losses

The Company’s provision for loan losses for the second quarter of 2011 was $3.1 million, down 64.2% from $8.65 million for the second quarter of 2010. Through the first six months of 2011, United’s provision of $5.9 million is 56.1% lower than the Company’s $13.45 million provision for the same period of 2010. For each of these periods, the Company’s provision for loan losses exceeded its net charge offs during the period. The provision provides for probable incurred credit losses inherent in the loan portfolio.

While the local real estate markets and the economy in general have experienced some signs of stabilization, the loan portfolio of the Bank continues to be affected by loans to a number of larger commercial borrowers that continue to struggle to meet their financial obligations. Loans in the Bank's residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Information regarding the allowance for loan losses is included in the “Credit Quality” discussion above.

Noninterest Income

Total noninterest income improved by 18.5% for the second quarter and 20.0% for the first six months of 2011, compared to the same periods of 2010. The following table summarizes changes in noninterest income by category for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2011	2010	Change	2011	2010	Change
Service charges on deposit accounts	$511	$548	-6.8%	$1,014	$1,087	-6.7%
Wealth Management fee income	1,291	1,107	16.6%	2,554	2,150	18.8%
Gains (losses) on securities transactions	-	31	-100.0%	-	31	-100.0%
Income from loan sales and servicing	1,619	1,159	39.7%	2,930	2,051	42.9%
ATM, debit and credit card fee income	556	499	11.4%	1,069	944	13.2%
Income from bank-owned life insurance	107	113	-5.3%	212	226	-6.2%
Other income	311	252	23.4%	541	444	21.8%
Total noninterest income	$4,395	$3,709	18.5%	$8,320	$6,933	20.0%

Service charges on deposit accounts were down 6.8% in the second quarter of 2011 and 6.7% for the six months ended June 30, 2011, compared to the same periods a year earlier. Substantially all of the decline was due to a reduction in non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth

Return to Cross Reference Table

Management Group income improved by 16.6% in the second quarter of 2011 and 18.8% in the first half of 2011, compared to the same periods of 2010. A portion of that increase reflects increased fee income on managed accounts resulting from improved market performance.

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category continued at elevated levels in 2011, improving by 39.7% and 42.9%, respectively, in the three and six month periods ended June 30, 2011 compared to the same periods of 2010.

While the Company’s volume of rate-driven refinancing of residential mortgages has varied over the past eighteen months, mortgage origination and sale activity remained strong in the first half of 2011, resulting in elevated levels of income from the sales and servicing of residential mortgage loans for the second quarter. The Bank generally sells the fixed rate long-term residential mortgages it originates on the secondary market, and retains adjustable rate residential mortgages for its portfolios. The guaranteed portion of SBA loans originated by its structured finance group, United Structured Finance Company (“USFC”), is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing.

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market. The Bank also originates, sells and services SBA loans through USFC. SBA loan origination volume increased in the first half of 2011, resulting in an increase in the Company’s income from the origination, sales and servicing of SBA loans. During the first quarter of 2011, fee income of $143,200 that would previously have been deferred to the second quarter of 2011 under ASU 2009-16 was recognized, as a result of the elimination of the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans.

The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2011	2010	2011	2010
Residential mortgage sales and servicing	$1,107	$1,129	$2,115	$1,994
USFC commercial loan sales and servicing	512	30	815	57
Total income from loan sales and servicing	$1,619	$1,159	$2,930	$2,051

ATM, debit and credit card fee income provide a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 11.4% and 13.2%, respectively, in the three and six months ended June 30, 2011, compared to the same periods of 2010. Other income includes income from various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income for 2011 also includes gains on the sale of ORE property of $43,800 in the second quarter and

Return to Cross Reference Table

$76,300 in the first six months. Total other income was up 23.4% in the second quarter of 2011 and 21.8% for the six months ended June 30, 2011, compared to the same periods of 2010.

Noninterest Expense

The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$4,767	$4,053	17.6%	$9,342	$7,991	16.9%
Occupancy and equipment expense, net	1,291	1,297	-0.5%	2,543	2,633	-3.4%
External data processing	329	301	9.3%	649	595	9.1%
Advertising and marketing	158	153	3.3%	318	320	-0.6%
Attorney, accounting and other professional fees	433	595	-27.2%	866	946	-8.5%
Director fees	101	89	13.5%	203	177	14.7%
Expenses relating to ORE property	254	539	-52.9%	511	854	-40.2%
FDIC insurance premiums	302	512	-41.0%	733	949	-22.8%
Other expenses	866	759	14.1%	1,554	1,492	4.2%
Total noninterest expense	$8,501	$8,298	2.4%	$16,719	$15,957	4.8%

The largest noninterest expense increase in the three and six month periods ended June 30, 2011 was in salaries and employee benefits, which increased by 17.6% and 16.9%, respectively, over the same periods one year earlier. The increase reflects, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth, and salary increases were reinstated effective April 1, 2011.

Several categories of noninterest expense declined during the second quarter and first six months of 2011 compared to the same periods of 2010. Occupancy and equipment expenses were down 0.5% and 3.4%, respectively, in the second quarter and first six months of 2011, compared to the same periods of 2011. External data processing costs have increased as a result of normal volume and rate increases. Advertising and marketing expenses increased by 3.3% in the second quarter of 2011 compared to the same period of 2010, but remain relatively unchanged for the first half of 2011. Attorney, accounting and other professional fees were down 27.2% for the second quarter and 8.5% for the first six months of 2011 compared to the same periods of 2010. The downward trend results in part from a decrease in attorney and appraisal fees related to resolution of the Bank’s credit issues.

Expenses related to ORE property declined significantly during the second quarter and first six months of 2011, decreasing by 52.9% and 40.2%, respectively, compared to the same periods of 2010. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties.

Return to Cross Reference Table

FDIC insurance costs for the second quarter and first six months of 2011 are down considerably compared to the same periods of 2010 as a result of lower base charges and a decrease in quarter-end deposit balances. Other expenses were up 14.1% in the first three months of 2011 and 4.2% in the first six months of 2011 compared to the same periods of 2010, with those expenses including shareholder and compliance expense, among others.

Federal Income Tax

The table below shows the Company’s effective tax rates for the three and six month periods ended June 30, 2011 and 2010.

	Current Quarter		YTD
	2011	2010	2011	2010
Effective tax rate	-13.2%	37.1%	-14.6%	39.2%

The Company’s effective tax rates for both periods of 2011 were a calculated benefit based upon pre-tax income that was less than its tax exempt income, resulting in a small tax benefit for the quarter and year to date.

The Company’s net deferred tax asset was $9.1 million at June 30, 2011. The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

•	Cumulative losses of $12.6 million for the three year period ending December 31, 2010.

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009;

•	The Company’s NOL carry-forward position of $1.5 million at December 31, 2010 is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008);

•	The Company can carry-forward losses for twenty years;

•	The Company’s taxable loss has been reduced from $11.6 million in 2009 to $1.6 million in 2010;

•
The Company’s losses have been driven primarily by high loan loss charge-offs, which were reduced from $24.1 million in 2009 to $16.4 million in 2010, and to $5.7 million for the first six months of 2011;

•
Nearly 60% of the 2009 loan charge-offs were due to weakness in the Company’s construction and land development portfolio, even though the CLD portfolio represented less than 10% of the loan portfolio. CLD charge-offs during 2010 decreased over 60%

Return to Cross Reference Table

from 2009 and the Company's CLD exposure was reduced by nearly 50% during 2009 and 2010, providing further evidence of Management’s belief that the CLD credit problems have been largely recognized;

•	While the Company reported a loss for all of 2010, it reported net income of $600,000 in the second half of 2010; and

•	Management expects a return to sustained profitability in future years as a result of strong core earnings and continued reduction in loan losses.

•	Available tax planning strategies, including:

o	Sale and leaseback of premises

o	Sale of mortgage servicing rights

o	Sale of municipal securities

•	In the first half of 2011, the Company generated net income of $720,000.

Based upon our analysis of the evidence (both negative and positive), Management has determined that no valuation allowance was required at June 30, 2011 or December 31, 2010.
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

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $95.7 million at June 30, 2011, compared to $95.6 million at December 31, 2010 and $54.7 million at June 30, 2010. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2011 or 2010.

The Company’s balance sheet at December 31, 2010 included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company eliminated the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans, and there were no short-term borrowings on the books of the Company at June 30, 2011.

Return to Cross Reference Table

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the second quarter of 2011, the Bank procured no new advances and repaid $2.0 million in matured borrowings, resulting in a decrease in total FHLBI borrowings outstanding during the quarter. Year to date, maturities and principal payments on advances have reduced outstanding balances by $3.25 million.

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

UBT is party to the MOU as described under “Other Developments – Memorandum of Understanding” above. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 leverage capital ratio level required to comply with the MOU dated January 15, 2010 within the timeframe provided, but was in compliance with all capital ratio requirements at December 31, 2010 and June 30, 2011.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at June 30, 2011 and December 31, 2010.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of June 30, 2011
Tier 1 Capital to Average Assets
Consolidated	$87,508	10.1%	$34,590	4.0%	N/A	N/A	N/A	N/A
Bank	80,480	9.4%	34,425	4.0%	43,031	5.0%	77,456	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	87,508	15.3%	22,900	4.0%	N/A	N/A	N/A	N/A
Bank	80,480	14.1%	22,892	4.0%	34,338	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	94,889	16.6%	45,801	8.0%	N/A	N/A	N/A	N/A
Bank	87,855	15.4%	45,784	8.0%	57,230	10.0%	68,676	12.0%

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of December 31, 2010
Tier 1 Capital to Average Assets
Consolidated	$88,022	10.2%	$34,380	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	9.2%	34,232	4.0%	42,791	5.0%	77,023	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	88,022	15.0%	23,510	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	13.4%	23,491	4.0%	35,237	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	95,589	16.3%	47,020	8.0%	N/A	N/A	N/A	N/A
Bank	86,367	14.7%	46,982	8.0%	58,728	10.0%	70,474	12.0%

(1)		Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)		Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The bank is currently subject to higher requirements by its regulators.
(3)		Represents requirements by the Bank's regulators under terms of the MOU.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on Page A-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. See “Forward-Looking Statements.”

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

Return to Cross Reference Table

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

July 22, 2011

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
10.1
United Bancorp, Inc. Amended and Restated Director Retainer Stock Plan. Previously filed with the Commission on July 22, 2011 in United Bancorp, Inc.’s Form S-8 Registration Statement, Exhibit 99.1. Incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table