Form 10-Q
period 2011-09-30
UNITED BANCORP INC /MI/
filed 2011-11-14
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

Large accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of November 14, 2011, there were outstanding 12,697,265 shares of the registrant's common stock, no par value.

Cross Reference Table

Item	Description		Page
Part I	Financial Information		3

	Item 1	Financial Statements	3

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	3

	Item 4	Controls and Procedures	3

Part II	Other Information		3

	Item 6	Exhibits	3

Signatures			3

Exhibit Index			4

Part I – Financial Information

Item 1 – Financial Statements

To be filed by amendment.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

To be filed by amendment.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

To be filed by amendment.

Item 4 – Controls and Procedures

To be filed by amendment.

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

November 14, 2011

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

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350.

* To be filed by amendment