Form 10-Q/A
period 2011-09-30
UNITED BANCORP INC /MI/
filed 2011-11-21
CIK 775345

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

Return to Cross Reference Table

United Bancorp, Inc. is filing this Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Commission on November 14, 2011 (the "Original Report"), solely to file Part I (Financial Information), Items 1 through 4 and Part II (Other Information), Item 6, Exhibits 31 and 32 of the report, which were omitted from the Original Report pursuant to Exchange Act Rule 12b-25. No other changes have been made to the Original Report.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth, future funding sources, future liquidity levels, future profitability levels, future capital levels, future effects of modified or new accounting standards, future compliance with our Memorandum of Understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements with reference to future time periods are forward-looking.

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

Return to Cross Reference Table

Cross Reference Table

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)	Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	September 30	December 31,
Assets	2011	2010
Cash and demand balances in other banks	$15,894	$10,623
Interest bearing balances with banks	99,420	95,599
Total cash and cash equivalents	115,314	106,222

Securities available for sale	164,945	124,544
FHLB Stock	2,571	2,788
Loans held for sale	7,709	10,289

Portfolio loans	577,600	591,985
Less allowance for loan losses	24,357	25,163
Net portfolio loans	553,243	566,822

Premises and equipment, net	10,631	11,241
Bank-owned life insurance	13,710	13,391
Accrued interest receivable and other assets	26,282	26,413
Total Assets	$894,405	$861,710

Liabilities
Deposits
Noninterest bearing	$134,673	$113,206
Interest bearing deposits	640,856	620,792
Total deposits	775,529	733,998

Federal funds purchased and other short term borrowings	-	1,234
FHLB advances payable	24,054	30,321
Accrued interest payable and other liabilities	3,016	3,453
Total Liabilities	802,599	769,006

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,337	20,258
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,692,111 and 12,667,111 shares issued and outstanding, respectively	85,418	85,351
Accumulated deficit	(15,758)	(13,526)
Accumulated other comprehensive income, net of tax	1,809	621
Total Shareholders' Equity	91,806	92,704

Total Liabilities and Shareholders' Equity	$894,405	$861,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)	Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars, except per share data	September 30		September 30
Interest Income	2011	2010	2011	2010
Interest and fees on loans	$7,918	$9,157	$24,253	$27,667
Interest on securities
Taxable	739	572	2,043	1,587
Tax exempt	186	218	586	772
Interest on federal funds sold and balances with banks	63	46	204	177
Total interest income	8,906	9,993	27,086	30,203

Interest Expense
Interest on deposits	1,250	1,680	3,969	5,827
Interest on fed funds and other short term borrowings	-	68	11	123
Interest on FHLB advances	219	281	742	905
Total interest expense	1,469	2,029	4,722	6,855
Net Interest Income	7,437	7,964	22,364	23,348
Provision for loan losses	6,000	3,150	11,900	16,600
Net Interest Income after Provision for Loan Losses	1,437	4,814	10,464	6,748

Noninterest Income
Service charges on deposit accounts	486	549	1,500	1,636
Wealth Management fee income	1,226	1,177	3,780	3,327
Gains on securities transactions	-	-	-	31
Income from loan sales and servicing	1,610	2,219	4,540	4,270
ATM, debit and credit card fee income	550	491	1,619	1,435
Income from bank-owned life insurance	108	114	320	340
Other income	276	262	817	706
Total noninterest income	4,256	4,812	12,576	11,745

Noninterest Expense
Salaries and employee benefits	4,759	4,502	14,101	12,493
Occupancy and equipment expense, net	1,276	1,296	3,819	3,929
External data processing	392	304	1,041	899
Advertising and marketing	164	154	482	474
Attorney, accounting and other professional fees	476	424	1,342	1,370
Director fees	102	88	305	265
Expenses relating to ORE property	815	394	1,326	1,248
FDIC insurance premiums	288	456	1,021	1,405
Other expenses	812	697	2,366	2,189
Total noninterest expense	9,084	8,315	25,803	24,272
Income (Loss) Before Federal Income Tax	(3,391)	1,311	(2,763)	(5,779)
Federal income tax (benefit)	(1,291)	284	(1,383)	(2,498)
Net Income (Loss)	$(2,100)	$1,027	$(1,380)	$(3,281)

Preferred stock dividends and amortization	(284)	(283)	(852)	(847)
Income (Loss) Available to Common Shareholders	$(2,384)	$744	$(2,232)	$(4,128)

Basic and diluted earnings (loss) per share	$(0.19)	$0.14	$(0.18)	$(0.81)
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

In thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,100)	$1,027	$(1,380)	$(3,281)
Other comprehensive income net of tax:
Net change in unrealized gains on securities available for sale	36	173	1,188	454
Reclass adjustment for realized gains and related taxes	-	-	-	(21)
Total comprehensive income (loss)	$(2,064)	$1,200	$(192)	$(2,848)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)	Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

In thousands of dollars	Three Months Ended September 30		Nine Months Ended September 30
Total Shareholders' Equity	2011	2010	2011	2010
Balance at beginning of period	$94,064	$76,397	$92,704	$80,867
Net income (loss)	(2,100)	1,027	(1,380)	(3,281)
Other comprehensive income	36	173	1,188	433
Cash dividends paid on preferred shares	(258)	(258)	(772)	(772)
Other common stock transactions	64	56	66	148
Balance at end of period	$91,806	$77,395	$91,806	$77,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)	Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Nine Months Ended September 30
	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,380)	$(3,281)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	2,756	1,894
Provision for loan losses	11,900	16,600
Gain on sale of loans	(3,725)	(3,624)
Proceeds from sales of loans originated for sale	155,182	163,090
Loans originated for sale	(148,877)	(167,161)
Gains on securities transactions	-	(31)
Change in deferred income taxes	(33)	(1,544)
Stock option expense	101	113
Increase in cash surrender value of bank-owned life insurance	(320)	(340)
Change in investment in limited partnership	(128)	(13)
Change in accrued interest receivable and other assets	2,162	4,267
Change in accrued interest payable and other liabilities	(248)	(529)
Net cash from operating activities	17,390	9,441

Cash Flows from Investing Activities
Securities available for sale
Purchases	(62,208)	(58,764)
Sales	-	4,376
Maturities and calls	10,472	29,360
Principal payments	11,486	7,661
Sale or retirement of FHLB stock	217	-
Net change in portfolio loans	(1,232)	30,393
Premises and equipment expenditures	(274)	(72)
Net cash from investing activities	(41,539)	12,954

Cash Flows from Financing Activities
Net change in deposits	41,531	(42,299)
Net change in fed funds sold and short term borrowings	(1,234)	1,625
Principal payments on FHLB advances	(6,267)	(11,759)
Other common stock transactions	(17)	35
Cash dividends paid on preferred shares	(772)	(772)
Net cash from financing activities	33,241	(53,170)
Net change in cash and cash equivalents	9,092	(30,775)

Cash and cash equivalents at beginning of year	106,222	125,589
Cash and cash equivalents at end of period	$115,314	$94,814

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,853	$7,078
Loans transferred to other real estate	2,911	2,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(f)	Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 – Allowance for Loan Losses and Credit Risk

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. This policy applies to each of the Company’s portfolio segments.

The Company’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance; (1) specific allowances allocated to loans evaluated individually for impairment under the Accounting Standards Codification (“ASC”) Section 310-10-35 of the Financial Accounting Standards Board (“FASB”), and (2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic 450-20. Until the third quarter of 2011, the Company’s past loan loss experience was determined by evaluating the average charge-offs over the most recent eight quarters. Effective September 30, 2011, the Company changed its allocation methodology as described in detail below.

For the quarter ended September 30, 2011, the Company changed its methodology for evaluating the adequacy of the allowance for loan losses by revising and enhancing the  methodology for loans evaluated collectively for impairment. Under its new methodology, the Company revised and further disaggregated its pools of loans evaluated collectively for impairment. Similar to the prior methodology, pools are analyzed by general loan types, and further analyzed by collateral types, where appropriate. However, under the new methodology, pools are further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types.

Return to Cross Reference Table

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March, 2008. The analysis computes loss rates based on a probability of default (“PD”) and loss given default (“LGD”). Allowance allocations were previously computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March, 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

Under both the current and previous methodologies, loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. However, under the new methodology, the Company applies a more detailed analysis of qualitative factors that are assessed on a quarterly basis based upon gradings specific to the Company, as well as regional economic metrics. As of September 30, 2011, the allowance for loan losses for loans evaluated collectively for impairment decreased from $15.6 million under the Company’s prior methodology to $11.9 million under the new methodology.

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require an increase in the allowance for loan losses, that increase is recorded as a component of the provision for loan losses. Loans are evaluated for impairment when payments are delayed or when the internal grading system indicates a substandard or doubtful classification. This policy applies to each class of the Company’s loan portfolio.

Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including loans to the borrower by United Bank & Trust (the “Bank”), the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans are charged off, in part or in full, when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection. This policy applies to each class of the Company’s loan portfolio.

Return to Cross Reference Table

An analysis of the allowance for loan losses for the three-month and nine-month periods ended September 30, 2011, the nine-month period ended September 30, 2010, and the year ended December 31, 2010 follows:

	Three Months Ended September 30, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total	2010
Balance, July 1	$17,264	$2,604	$3,121	$2,381	$25,370	$23,362
Provision charged to expense	5,766	3,289	6	653	9,714	3,150
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)	-
Net provision after amounts related to change in allocation methodology	3,520	3,338	(984)	126	6,000	3,150
Losses charged off	(5,408)	(776)	(324)	(785)	(7,293)	(3,448)
Recoveries	176	2	54	48	280	427
Balance, September 30	$15,552	$5,168	$1,867	$1,770	$24,357	$23,491

	Nine Months Ended September 30, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total	2010
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163	$20,020
Provision charged to expense	9,088	4,031	1,294	1,201	15,614	16,600
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)	-
Net provision after amounts related to change in allocation methodology	6,842	4,080	304	674	11,900	16,600
Losses charged off	(8,643)	(2,328)	(1,164)	(1,668)	(13,803)	(13,738)
Recoveries	681	168	66	182	1,097	609
Balance, September 30	$15,552	$5,168	$1,867	$1,770	$24,357	$23,491

Ending balance: individually evaluated for impairment	$7,206	$4,337	$896	$41	$12,480
Ending balance: collectively evaluated for impairment	$8,346	$831	$971	$1,729	$11,877

Total Loans:
Ending balance	$337,283	$31,670	$91,176	$117,471	$577,600
Ending balance: individually evaluated for impairment	$31,341	$15,423	$5,073	$184	$52,021
Ending balance: collectively evaluated for impairment	$305,942	$16,247	$86,103	$117,287	$525,579

Return to Cross Reference Table

	Twelve Months Ended December 30, 2010
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Balance, January 1	$12,221	$5,164	$760	$1,875	$20,020
Provision charged to expense	11,710	3,716	3,655	2,449	21,530
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)
Recoveries	424	287	66	165	942
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163

Ending balance: individually evaluated for impairment	$6,402	$1,765	$708	$283	$9,158
Ending balance: collectively evaluated for impairment	$10,270	$1,483	$1,953	$2,299	$16,005

Total Loans:
Ending balance	$354,020	$32,924	$90,867	$114,174	$591,985
Ending balance: individually evaluated for impairment	$26,628	$14,699	$3,290	$566	$45,183
Ending balance: collectively evaluated for impairment	$327,392	$18,225	$87,577	$113,608	$546,802

(1)	Construction and land development loans

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

Return to Cross Reference Table

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

Construction and Land Development. Construction and Land Development (“CLD”) loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. CLD loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. CLD loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Consumer. Consumer loans consist of two segments – residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and personal loans are secured by personal assets, such as automobiles or recreational vehicles. Some personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Return to Cross Reference Table

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

8	Loss. Loans classified as loss are regarded as uncollectible and should be charged off.

Consumer loans are not rated on the above-listed risk categories, but are classified by their payment activity, either as performing, accruing restructured, delinquent less than 90 days, or nonperforming.

Quality indicators for portfolio loans as of September 30, 2011 and December 31, 2010 based on the Bank’s internal risk categories are detailed in the following tables.

In thousands of dollars		At September 30, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,762	$74,727	$97,909	$59,591	$244,989
5	Special Mention	3,106	16,386	16,229	17,349	53,070
6	Substandard	14,874	5,685	21,109	8,383	50,051
7	Doubtful	928	-	-	521	1,449
8	Loss	-	-	-	-	-
	Total	$31,670	$96,798	$135,247	$85,844	$349,559

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$97,887	$9,809	$76,062	$24,452	$208,210
Accruing restructured	2,569	-	300	-	2,869
Delinquent less than 90 days	1,473	-	248	7	1,728
Nonperforming	3,962	-	97	70	4,129
Total	$105,891	$9,809	$76,707	$24,529	$216,936
Subtotal					$566,495
Deferred loan fees and costs, overdrafts, in-process accounts					11,105
Total Portfolio Loans					$577,600

In thousands of dollars		At December 31, 2010
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$16,246	$79,929	$106,379	$51,751	$254,305
5	Special Mention	5,942	12,556	20,467	22,697	61,662
6	Substandard	13,381	12,641	10,773	9,350	46,145
7	Doubtful	427	416	74	120	1,037
8	Loss	-	-	-	-	-
	Total	$35,996	$105,542	$137,693	$83,918	$363,149

Return to Cross Reference Table

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$105,932	$5,558	$77,389	$24,632	$213,511
Accruing restructured	2,844	-	-	-	2,844
Delinquent less than 90 days	1,854	-	411	125	2,390
Nonperforming	4,765	-	762	56	5,583
Total	$113,541	$5,558	$78,151	$24,688	$221,938
Subtotal					$585,087
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specific due date. Schedules detailing the loan portfolio aging analysis as of September 30, 2011 and December 31, 2010 follow.

Loan Portfolio Aging Analysis
Thousands of dollars	Delinquent Loans			Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Nonperform-ing (a+d)
As of September 30, 2011	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)
Commercial
Commercial CLD	$52	$-	$52	$24,475	$31,670	$7,143	$7,143
Owner-Occupied CRE	1,037	292	1,329	91,019	96,798	4,450	4,742
Other CRE	227	86	313	125,469	135,247	9,465	9,551
Commercial & Industrial	569	5	574	81,062	85,844	4,208	4,213
Consumer
Residential Mortgage	1,473	-	1,473	100,456	105,891	3,962	3,962
Consumer Construction	-	-	-	9,809	9,809	-	-
Home Equity	248	3	251	76,362	76,707	94	97
Other Consumer	7	-	7	24,452	24,529	70	70
Subtotal	$3,613	$386	$3,999	$533,104	$566,495	$29,392	$29,778
Deferred loan fees and costs, overdrafts, in-process accounts					11,105
Total Portfolio Loans					$577,600

As of December 31, 2010
Commercial
Commercial CLD	$1,044	$-	$1,044	$26,393	$35,996	$8,559	$8,559
Owner-Occupied CRE	688	-	688	101,317	105,542	3,537	3,537
Other CRE	2,982	-	2,982	128,126	137,693	6,585	6,585
Commercial & Industrial	734	142	876	78,204	83,918	4,838	4,980
Consumer
Residential Mortgage	1,854	441	2,295	106,922	113,541	4,324	4,765
Consumer Construction	-	-	-	5,558	5,558	-	-
Home Equity	411	-	411	76,978	78,151	762	762
Other Consumer	125	-	125	24,507	24,688	56	56
Subtotal	$7,838	$583	$8,421	$548,005	$585,087	$28,661	$29,244
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985
(1) All are accruing.

Return to Cross Reference Table

Impaired Loans

Information regarding impaired loans as of September 30, 2011 and December 31, 2010 follows. Data for December 31, 2010 has been modified from presentation in previous periods to match the current period presentation:

Impaired Loans at September 30, 2011				This Quarter		Year to Date
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$5,752	$11,884	$-	$5,752	$-	$6,655	$-
Owner-Occupied CRE	5,465	6,333	-	5,466	7	3,313	33
Other CRE	2,240	2,398	-	2,242	16	2,483	38
Commercial & Industrial	1,309	3,432	-	1,315	1	817	2
Consumer			-
Residential Mortgage	986	1,784	-	1,155	-	777	-
Consumer Construction	-	-	-	-	-	-	-
Home Equity	38	38	-	227	-	337	-
Other Consumer	205	205	-	176	-	424	-
Subtotal	$15,995	$26,074	$-	$16,333	$24	$14,806	$73

Loans with a specific valuation allowance
Commercial
Commercial CLD	$9,672	$13,984	$4,337	$9,678	$110	$7,422	$227
Owner-Occupied CRE	2,199	3,300	566	2,201	16	3,993	96
Other CRE	19,344	20,923	6,259	19,367	174	16,384	522
Commercial & Industrial	783	2,446	381	783	3	1,993	26
Consumer
Residential Mortgage	5,037	6,980	896	6,449	49	5,764	113
Consumer Construction	-	-	-	-	-	-	-
Home Equity	171	171	36	172	1	189	4
Other Consumer	5	5	5	5	-	5	1
Subtotal	$37,211	$47,809	$12,480	$38,655	$353	$35,750	$989

Total Impaired Loans
Commercial
Commercial CLD	$15,424	$25,868	$4,337	$15,430	$110	$14,077	$227
Owner-Occupied CRE	7,664	9,633	566	7,667	23	7,306	129
Other CRE	21,584	23,321	6,259	21,609	190	18,867	560
Commercial & Industrial	2,092	5,878	381	2,098	4	2,810	28
Consumer
Residential Mortgage	6,023	8,764	896	7,604	49	6,541	113
Consumer Construction	-	-	-	-	-	-	-
Home Equity	209	209	36	399	1	526	4
Other Consumer	210	210	5	181	-	429	1
Total Impaired Loans	$53,206	$73,883	$12,480	$54,988	$377	$50,556	$1,062

Return to Cross Reference Table

Impaired Loans at December 31, 2010				Year Ended 12/31/2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	3,434	$8,194	$-	$3,872	$-
Owner-Occupied CRE	2,457	2,853	-	2,225	60
Other CRE	1,300	1,681	-	1,405	16
Commercial & Industrial	1,301	1,330	-	783	48
Consumer
Residential Mortgage	3,129	3,693	-	4,418	-
Consumer Construction	-	-	-	-	-
Home Equity	257	257	-	478	-
Other Consumer	253	253	-	542	-
Subtotal	$12,131	$18,262	$-	$13,723	$124

Loans with a specific valuation allowance
Commercial
Commercial CLD	$10,519	$17,999	$1,627	$9,786	$161
Owner-Occupied CRE	6,511	7,185	1,532	5,595	198
Other CRE	14,062	18,043	4,305	13,230	408
Commercial & Industrial	1,713	2,397	703	917	20
Consumer
Residential Mortgage	3,290	3,327	708	2,396	105
Consumer Construction	-	-	-	-	-
Home Equity	588	611	278	430	13
Other Consumer	8	8	5	10	7
Subtotal	$36,691	$49,571	$9,158	$32,364	$911

Total Impaired Loans
Commercial
Commercial CLD	$13,953	26,193	1,627	13,658	161
Owner-Occupied CRE	8,968	10,038	1,532	7,820	257
Other CRE	15,362	19,724	4,305	14,635	424
Commercial & Industrial	3,014	3,728	703	1,700	68
Consumer
Residential Mortgage	6,419	7,020	708	6,814	105
Consumer Construction	-	-	-	-	-
Home Equity	845	868	278	908	13
Other Consumer	261	261	5	552	7
Total Impaired Loans	$48,822	$67,833	$9,158	$46,087	$1,035

Included in the above impaired loan totals were $21.4 million and $17.3 million of loan modifications meeting the definition of a troubled debt restructuring that were accruing interest and performing in accordance with their agreements at September 30, 2011 and December 31, 2010, respectively. Substantially all of the interest income recognized in the tables above was recorded on a cash basis.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory

Return to Cross Reference Table

performance of not less than six months before returning a nonaccrual loan to accrual status. These policies apply to each class of the Company’s loan portfolio.

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

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.3 million at September 30, 2011 and $8.5 million at December 31, 2010. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $21.4 million at September 30, 2011 and $17.3 million at December 31, 2010.

Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDRs are considered impaired by the Company. When it is determined that the borrower has met the six month satisfactory performance period (or six payments) under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan, the loan is considered to be performing. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets both of these criteria.

Accruing restructured loans at September 30, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $18.5 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $8.2 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

Return to Cross Reference Table

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.37%, compared to 5.43% earned on the entire commercial loan portfolio in the third quarter of 2011.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of fifteen loans for a total of $2.9 million at September 30, 2011. The average yield on modified residential mortgage and home equity loans was 4.49%, compared to 5.50% earned on the entire residential mortgage loan portfolio in the third quarter of 2011.

The Company has no personal loans other than the loans described in the paragraph above that are classified as troubled debt restructurings.

With regard to determination of the amount of the allowance for loan losses, all restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present information regarding troubled debt restructurings for the third quarter and first nine months of 2011, and for the year ended December 31, 2010.

As of September 30, 2011	Newly Classified Accruing Troubled Debt Restructurings
Dollars in thousands	This Quarter			Year to Date 2011
	Total Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance	Total Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
Commercial
Commercial CLD	3	$3,507	$3,507	4	$3,858	$3,858
Owner-Occupied CRE	1	405	405	1	405	405
Other CRE	2	511	511	4	3,177	3,177
Commercial & Industrial	1	113	113	1	113	113
Consumer
Residential Mortgage	2	1,078	1,078	3	1,199	1,199
Total	9	$5,614	$5,614	13	$8,752	$8,752

Return to Cross Reference Table

	Troubled Debt Restructurings that Subsequently Defaulted
As of September 30, 2011	This Quarter		Year to Date 2011
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	1	$119	1	$119
Other CRE	-	-	2	277
Consumer
Residential Mortgage	2	1,175	2	1,175
Total	3	$1,294	5	$1,571

As of December 31, 2010	Newly Classified Accruing Troubled Debt Restructurings in 2010
Dollars in thousands	Number of Loans	Pre- Modification Outstanding Recorded Balance	Post- Modification Outstanding Recorded Balance
Commercial
Commercial CLD	6	$4,508	$4,521
Other CRE	5	6,853	6,620
Commercial & Industrial	4	443	435
Consumer
Residential Mortgage	9	1,879	1,883
Home Equity	1	175	173
Total	25	$13,858	$13,632

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) to determine whether they are now considered troubled debt restructurings. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $1.5 million.

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

Return to Cross Reference Table

period to maturity. Realized gains or losses are based upon the amortized cost of the specific securities sold.

Balances of securities by category are shown below at September 30, 2011 and December 31, 2010. All securities are classified as available for sale.

At September 30, 2011, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$50,740	$424	$-	51,164
Mortgage backed agency securities	90,865	1,285	(335)	91,815
Obligations of states and political subdivisions	20,447	1,365	-	21,812
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$162,204	$3,076	$(335)	$164,945

At December 31, 2010, in thousands of dollars
U.S. Treasury and agency securities	$33,897	$157	$(367)	$33,687
Mortgage backed agency securities	65,714	821	(437)	66,098
Obligations of states and political subdivisions	23,841	817	(53)	24,605
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$123,604	$1,797	$(857)	$124,544

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

At September 30, 2011	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage backed agency securities	$33,238	$(315)	$1,818	$(20)	$35,056	$(335)
Total	$33,238	$(315)	$1,818	$(20)	$35,056	$(335)

At December 31, 2010
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$22,677	$(367)	$-	$-	$22,677	$(367)
Mortgage backed agency securities	35,933	(437)	-	-	35,933	(437)
Obligations of states and political subdivisions	2,214	(53)	-	-	2,214	(53)
Total	$60,824	$(857)	$-	$-	$60,824	$(857)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first nine months of 2011 or 2010.

Return to Cross Reference Table

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011 or December 31, 2010.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three and nine month periods ended September 30, 2011 and 2010 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands of dollars	2011	2010	2011	2010
Sales proceeds	$-	$-	$-	$4,376
Gross gains on sales	-	-	-	38
Gross loss on sales	-	-	-	(7)

The fair value and amortized cost of securities available for sale by contractual maturity as of September 30, 2011 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$32,975	$33,294
Due after one year through five years	125,932	127,961
Due after five years through ten years	2,786	3,090
Due after ten years	485	572
Equity securities	26	28
Total securities	$162,204	$164,945

Securities carried at $3.0 million as of September 30, 2011 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at September 30, 2011 and December 31, 2010.

Return to Cross Reference Table

	September 30, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$106,207	18.4%	$107,399	18.1%
Business, including commercial mortgages	345,818	59.8%	354,340	59.9%
Tax exempt	2,080	0.4%	2,169	0.4%
Residential mortgage	81,734	14.2%	86,006	14.5%
Construction and development	41,478	7.2%	41,554	7.0%
Deferred loan fees and costs	283	-	517	0.1%
Total portfolio loans	$577,600	100.0%	$591,985	100.0%

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $37,725 and $37,500, respectively, in compensation expense related to stock based compensation plans for the three month periods and $100,800 and $112,500, respectively, for the nine month periods, ended September 30, 2011 and 2010. The Company has a policy of issuing authorized but unissued shares to satisfy exercises of stock options or stock only stock appreciation rights, and does not expect to issue any shares during 2011 based on expectations of no exercises during 2011.

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

The following table shows activity for the nine months ended September 30, 2011 for the Company’s Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards Outstanding	Weighted Avg. Exercise Price	Awards Outstanding	Grant Date Fair Value	Awards Outstanding	Grant Date Fair Value
Balance at January 1	-	$-	-	$-	-	$-
Awards granted	87,250	3.35	28,000	3.35	25,500	3.35
Awards forfeited	-		-		(500)	3.35
Balance at Sept. 30	87,250	$3.35	28,000	$3.35	25,000	$3.35

Stock Only Stock Appreciation Rights
Restricted Stock Units

As of September 30, 2011, unrecognized compensation expense related to the Incentive Plan totaled $213,800. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

Return to Cross Reference Table

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets. The Company has established three performance targets for 2011 grants. Those targets are based on the Company’s pre-tax, pre-provision return on average assets, return on average assets, and nonperforming assets as a percent of total assets. Each target is weighted equally, and target levels are based on United’s 2011 financial plan. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets” under “Results of Operations” below.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. There were no grants in the third quarter of 2011. Fair value of the March, 2011 grant is based on the weighted-average assumptions shown in the table below.

2011
Dividend yield	0.0%
Expected life in years	5
Expected volatility	35%
Risk-free interest rate	2.16%
Fair value	$1.136

At September 30, 2011, the SOSARs outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on September 30, 2011 and the exercise price of the SOSARs, multiplied by the number of in-the-money units held by each holder, assuming all option holders had exercised their SOSARs on September 30, 2011. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.33 years.

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

Return to Cross Reference Table

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance at January 1, 2011	407,730	$21.02
Options expired	(15,373)	17.99
Options forfeited	(8,062)	19.26
Balance at September 30, 2011	384,295	$21.18

The table below provides information regarding stock options outstanding under the 2005 Plan at September 30, 2011.

	Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	384,295	4.70	Years	$21.18	353,722	$22.39

As of the end of the third quarter of 2011, unrecognized compensation expense related to the stock options granted under the 2005 Plan totaled $20,900 and is expected to be recognized over twelve months.

At September 30, 2011, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on September 30, 2011 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on September 30, 2011.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $716.6 million and $655.1 million at September 30, 2011 and December 31, 2010, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $713.3 million at September 30, 2011 and $651.6 million at December 31, 2010.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and nine month periods ended September 30, 2011 and 2010 are shown below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands of dollars	2011	2010	2011	2010
Balance at beginning of period	$5,178	$4,130	$4,763	$3,775
Amount capitalized	342	554	1,125	1,128
Amount amortized	(286)	(277)	(654)	(497)
Change in valuation allowance	-	-	-	1
Balance at September 30	$5,234	$4,407	$5,234	$4,407

Return to Cross Reference Table

The fair value of servicing rights was as follows:

In thousands of dollars	9/30/11	12/31/10
Fair value, January 1	$5,806	$4,535
Fair value, end of period	$7,169	$5,806

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

A reconciliation of basic and diluted earnings per share follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands, except per-share data	2011	2010	2011	2010
Net income (loss)	$(2,100)	$1,027	$(1,380)	$(3,281)
Less:
Accretion of discount on preferred stock	(26)	(25)	(80)	(74)
Dividends on preferred stock	(258)	(258)	(772)	(773)
Income (loss) available to common shareholders	$(2,384)	$744	$(2,232)	$(4,128)

Basic and diluted income (loss):
Weighted avg. common shares outstanding	12,670.7	5,083.3	12,668.2	5,076.6
Weighted avg. contingently issuable shares	84.3	54.7	77.6	60.5
Total weighted avg. shares outstanding	12,755.0	5,138.0	12,745.8	5,137.1
Basic and diluted income (loss) per share	$(0.19)	$0.14	$(0.18)	$(0.81)

A total of 384,295 and 415,374 shares, respectively, for the three month periods, and 384,295 and 415,374 shares, respectively, for the nine month periods ended September 30, 2011 and 2010, subject to stock options granted, and 311,492 shares subject to warrants, are not included in the above calculations as they were non-dilutive as of September 30, 2011 and 2010.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three and nine month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In thousands of dollars	2011	2010	2011	2010
Net unrealized gain on securities available for sale	$56	$262	$1,801	$657
Tax expense	(20)	(89)	(613)	(224)
Other comprehensive income	$36	$173	$1,188	$433

Return to Cross Reference Table

The components of accumulated other comprehensive income included in shareholders’ equity at September 30, 2011 and December 31, 2010 were as follows:

In thousands of dollars	9/30/11	12/31/10
Net unrealized gains on securities available for sale	$2,741	$940
Tax expense	(932)	(319)
Accumulated other comprehensive income	$1,809	$621

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

Return to Cross Reference Table

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at September 30, 2011 and December 31, 2010:

In thousands of dollars		Fair Value Measurements Using
September 30, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$51,164	$-	$51,164	$-
Mortgage backed agency securities	91,815	-	91,815	-
Obligations of states and political subdivisions	21,812	-	21,812	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$164,945	$28	$164,917	$-

December 31, 2010		Fair Value Measurements Using
Available for sale securities:	Fair Value	Level 1	Level 2	Level 3
U.S. Treasury and agency securities	$33,687	$-	$33,687	$-
Mortgage backed agency securities	66,098	-	66,098	-
Obligations of states and political subdivisions	24,605	-	24,605	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$124,544	$28	$124,516	$-

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent)	Fair Value	Level 1	Level 2	Level 3
September 30, 2011	$37,369	$-	$-	$37,369
December 31, 2010	33,961	-	-	33,961

Loans for which it is believed to be probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans, based on current appraisals. If the impaired loan is identified as collateral dependent, the fair value of collateral method of measuring the amount of impairment is utilized.

The Company’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. The results of the impairment

Return to Cross Reference Table

review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

The carrying amounts and estimated fair value of principal financial assets and liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
In thousands of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$115,314	$115,314	$106,222	$106,222
Securities available for sale	164,945	164,945	124,544	124,544
FHLB Stock	2,571	2,571	2,788	2,788
Loans held for sale	7,709	7,709	10,289	10,289
Net portfolio loans	553,243	559,810	566,822	571,830
Accrued interest receivable	2,820	2,820	2,777	2,777

Financial Liabilities
Total deposits	$(775,529)	$(779,845)	$(733,998)	$(738,117)
Short term borrowings	-	-	(1,234)	(1,234)
FHLB advances	(24,054)	(25,573)	(30,321)	(31,700)
Accrued interest payable	(481)	(481)	(612)	(612)

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

Return to Cross Reference Table

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

Note 10 – Accounting Developments

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April, 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. The Company has adopted the methodologies prescribed by this ASU effective with this quarter’s financial statements.

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

Return to Cross Reference Table

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted the methodologies prescribed by this ASU effective with this quarter’s financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forUnited Bancorp, Inc. (the "Company" or “United”) and its subsidiary bank, United Bank & Trust (“UBT” or the “Bank”), for the three and nine month periods ended September 30, 2011 and 2010.

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At September 30, 2011, we had total assets of approximately $894.4 million, deposits of approximately $775.5 million, and total shareholders' equity of approximately $91.8 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and position us well for future revenue growth and profitability. During the three and nine month periods ended September 30, 2011, our non-interest income equaled 36.4% and 36.0%, respectively, of our operating revenues. For each of the last five years ended December 31, 2010, non-interest income approximated 32.3% of our operating revenues.

Return to Cross Reference Table

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.19% and 1.40%, respectively, for the three and nine month periods ended September 30, 2011. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets” under “Results of Operations” below.

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

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 28.8% and 30.1% of our noninterest income, respectively, for the three and nine months ended September 30, 2011.

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

Return to Cross Reference Table

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

Capital Management

In December, 2010, the Company closed its public offering of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $11.5 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010, March 31, 2011 and June 30, 2011. At September 30, 2011, the Bank’s Tier 1 leverage capital ratio was 8.88%, and its ratio of total capital to risk-weighted assets was 14.47%. United Bancorp, Inc. had cash balances of $6.3 million at September 30, 2011, which is available to provide additional capital to the Bank. The Company will re-evaluate its capital position in the fourth quarter of 2011, and believes it has the resources to once again bring the capital ratios of the Bank into compliance with the capital requirements of its MOU by December 31, 2011.

Executive Summary

The Company incurred a consolidated net loss of $2.1 million in the third quarter of 2011, compared to consolidated net income for the third quarter of 2010 of $1.027 million. Consolidated net loss for the first nine months of 2011 was $1.4 million, which is an improvement of $1.9 million from its consolidated net loss of $3.3 million incurred during the first nine months of 2010.

Net loss per share for the three and nine month periods ended September 30, 2011 was -$0.19 and -$0.18, respectively, compared to net income of $0.14 and net loss of $0.81 per share for the comparable periods of 2010. Return on average assets (“ROA”) was -0.95% for the third quarter of 2011 and -0.21% for the first nine months of 2011, compared to 0.47% and -0.50%, respectively, for the same periods of 2010. Return on average shareholders’ equity (“ROE”) was -8.85% for the most recent quarter of 2011 and -1.97% for the first nine months of 2011, compared to 5.25% and -5.52% for the same periods of 2010.

Net revenue consists of net interest income plus noninterest income. The Company’s net revenue was down 8.5% and 0.4%, respectively, in the third quarter and first nine months of 2011, compared to the same periods of 2010. Most categories of noninterest income increased in the third quarter of 2011 compared to the same period of 2010, but income from loan sales and servicing declined by $609,000, when compared to the third quarter in 2010. Total noninterest income for the quarter ended September 30, 2011 declined by 11.6% compared to the same

Return to Cross Reference Table

quarter of 2010. For the first nine months of 2011, total noninterest income was up 7.1% from the same period of 2010, with the largest increases in Wealth Management fee income and income from loan sales and servicing.

The Company’s noninterest expenses for the three and nine month periods ended September 30, 2011 increased from the same periods in 2010, with the largest increases in compensation expense and expenses related to ORE property. Total noninterest expenses were up 9.2% and 6.3%, respectively, in the third quarter and first nine months of 2011, compared to the same periods of 2010.

The Company’s provision for loan losses for the third quarter of 2011 was $6.0 million. For the first nine months of 2011, the Company’s provision for loan losses of $11.9 million was down from $16.6 million for the same period of 2010.

Several factors impacted the provision for the third quarter of 2011. The Company adopted the amendments required by ASU 2011-01 for troubled debt restructurings (“TDRs”) during the quarter. In addition, the Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs. The combined impact of these two items resulted in an increase in specific reserves on the Company’s accruing TDRs of $5.5 million. All of the Company’s accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. In addition to the effect of the specific reserves on TDRs, updated information was received regarding collateral values for two borrowers with commercial real estate loans, resulting in additional specific reserves of $1.9 million during the third quarter of 2011.The impact of these items was partially offset by a decrease in the allowance (and provision) for loans collectively evaluated for impairment. The Company’s allowance for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011. The Company believes that the new methodology, which utilizes a migration analysis incorporating internal credit risk gradings, is a better reflection of the probable incurred losses in the Company’s non-impaired loan portfolio.

Total consolidated assets of the Company were $894.4 million at September 30, 2011, up from $861.7 million at December 31, 2010. Gross portfolio loans of $577.6 million increased in the third quarter of 2011, but have declined in the first nine months of 2011 and over the most recent twelve months as a result of slowing loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate credit and interest rate risk. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. While the Company’s gross portfolio loans have declined by $26.7 million, or 4.4%, since September 30, 2010, the balance of loans serviced for others has increased by $108.2 million, or 17.8%, during the same time period.

The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $99.4 million at September 30, 2011, compared to $95.6 million at December 31, 2010 and $80.1 million at September 30, 2010. Securities available for sale of $164.9 million at September 30, 2011 were up 32.4% from December 31, 2010 levels and were up 50.6% from September 30, 2010 levels.

Return to Cross Reference Table

Total deposits of $775.5 million at September 30, 2011 were up $41.5 million, or 5.7%, from $734.0 million at December 31, 2010, with the increase relatively evenly split between non-interest bearing and interest bearing deposit balances. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of interest-bearing deposits was 0.81% for the third quarter and 0.86% for the first nine months of 2011, down from 1.09% and 1.19%, respectively, for the same periods of 2010.

The Company’s ratio of allowance for loan losses to total loans at September 30, 2011 was 4.22% and covered 81.8% of nonperforming loans, compared to 3.89% and 79.3%, respectively, at September 30, 2010. The Company’s allowance for loan losses increased by $866,000, or 3.7%, from September 30, 2010 to September 30, 2011. Net charge-offs of $7.0 million for the third quarter of 2011 were up 132.1% from the net charge-offs of $3.0 million for the third quarter of 2010. Net charge-offs of $12.7 million for the nine months ended September 30, 2011 were 3.2% below levels experienced in the same period of 2010.

Within the Company’s loan portfolio, $29.8 million of loans were considered nonperforming at September 30, 2011, compared to $29.2 million at December 31, 2010 and $29.6 million at September 30, 2010. Total nonperforming loans as a percent of total portfolio loans increased from 4.94% at the end of 2010 and 4.90% at September 30, 2010 to 5.16% at September 30, 2011. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at September 30, 2011 and December 31, 2010 were $21.4 million and $17.3 million, respectively.

Financial Condition

Securities

Balances in the securities portfolio have increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of September 30, 2011 and December 31, 2010.

Return to Cross Reference Table

	September 30, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$51,164	31.0%	$33,687	27.0%
Mortgage backed agency securities	91,815	55.7%	66,098	53.1%
Obligations of states and political subdivisions	21,812	13.2%	24,605	19.8%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	28	0.0%	28	0.0%
Total Investment Securities	$164,945	100.0%	$124,544	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 2.1% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 3.1% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at September 30, 2011 and December 31, 2010.

Unrealized gains (losses)in thousands of dollars	9/30/11	12/31/10	Change
U.S. Treasury and agency securities	$424	$(210)	$634
Mortgage backed agency securities	950	384	566
Obligations of states and political subdivisions	1,365	764	601
Equity securities	2	2	-
Total Investment Securities	$2,741	$940	$1,801

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $44.3 million for the first six months of 2011, and continues to pay dividends on its stock.1 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of September 30, 2011.

1 Federal Home Loan Bank of Indianapolis, Form 10-Q for the period ended June 30, 2011.

Return to Cross Reference Table

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal	$(1,435)	-1.4%	$(1,192)	-1.1%	$(3,649)	-3.3%
Business, including commercial mortgages	5,521	1.6%	(8,522)	-2.4%	(17,238)	-4.7%
Tax exempt	(34)	-1.6%	(89)	-4.1%	(109)	-5.0%
Residential mortgage	(1,898)	-2.3%	(4,272)	-5.0%	(2,948)	-3.5%
Construction and development	217	0.5%	(76)	-0.2%	(2,431)	-5.5%
Deferred loan fees and costs	(67)	-23.7%	(234)	-45.3%	(309)	-52.2%
Total portfolio loans	$2,304	0.4%	$(14,385)	-2.4%	$(26,684)	-4.4%

Loan balances increased by $2.3 million, or 0.4%, in the third quarter of 2011. Loan balances were down $14.4 million, or 2.4%, from December 31, 2010 and were down $26.7 million, or 4.4%, from September 30, 2010. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances have declined by 1.4% in the third quarter of 2011, 1.1% in the first nine months of 2011, and 3.3% over the twelve months ended September 30, 2011. Business loan balances increased by $5.5 million, or 1.6% during the three months ended September 30, 2011, but decreased by 2.4% since December 31, 2010, and were down 4.7% over the twelve months ended September 30, 2011. Growth of business loans in the third quarter of 2011 reflects an increase in loan demand, net of write-downs, charge-offs and payoffs, while the decline in the nine- and twelve-month periods ended September 30, 2011 reflects a reduction in demand, primarily relating to the current economic conditions, and write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. The Bank continues to experience significant volume in residential real estate mortgage financing, and this includes the refinancing of some portfolio loans and sale of those loans on the secondary market. Portfolio balances of residential mortgages decreased by 2.3% in the third quarter of 2011 and decreased by 5.0% and 3.5%, respectively, in the nine and twelve months ended September 30, 2011.

The Bank’s loan portfolio includes $7.5 million of purchased participations in business loans originated by other institutions. These participations represent 1.3% of total loans. Of those participation loans, 82.0% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Outstanding balances of loans for construction and development have remained relatively flat. Balances increased by 0.5%, in the third quarter of 2011 and have declined by 0.2% since

Return to Cross Reference Table

December 31, 2010 and 5.5% since September 30, 2010. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

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

In thousands of dollars	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10
Nonaccrual loans	$29,392	$28,099	$25,451	$28,661	$27,680
Accruing loans past due 90 days or more	386	3,138	2,326	583	1,926
Total nonperforming loans	29,778	31,237	27,777	29,244	29,606
Nonperforming loans % of total portfolio loans	5.16%	5.43%	4.80%	4.94%	4.90%
Allowance coverage of nonperforming loans	81.8%	81.2%	90.7%	86.0%	79.3%

Other assets owned	4,301	4,967	4,641	4,304	3,686
Total nonperforming assets	$34,079	$36,204	$32,418	$33,548	$33,292
Nonperforming assets % of total assets	3.81%	4.20%	3.66%	3.89%	3.90%

Loans delinquent 30-89 days	$3,613	$4,896	$5,939	$7,838	$10,019

Accruing restructured loans
Business, including commercial mortgages	$10,301	$10,347	$10,551	$10,382	$11,275
Construction and development	8,231	4,844	4,401	4,045	4,058
Residential mortgage	2,569	3,667	3,504	2,844	1,911
Home Equity	300	-	-	-	-
Total accruing restructured loans	$21,401	$18,858	$18,456	$17,271	$17,244

Total nonaccrual loans have increased by $731,000 since the end of 2010 and $1.7 million since September 30, 2010, while accruing loans past due 90 days or more have decreased by $197,000 and $1.5 million, respectively, for the same periods. The change in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the migration of some loans to nonaccrual status. Subsequent payments on non-accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

Total nonperforming loans have increased by $172,000 since September 30, 2010. Total nonperforming loans as a percent of total portfolio loans were 5.16% at September 30, 2011, up from 4.90% at September 30, 2010, while the allowance coverage of nonperforming loans improved from 79.3% at September 30, 2010 to 81.8% at September 30, 2011. Loan workout

Return to Cross Reference Table

and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $3,000 since the end of 2010, as the Bank continued to sell assets while others have been added to its totals. At September 30, 2011, other real estate owned included forty properties that were acquired through foreclosure or in lieu of foreclosure. The properties included twenty-six commercial properties, eight of which were the result of out-of-state loan participations, and fourteen residential properties. One commercial property is leased, and all properties are for sale. Other repossessed assets at September 30, 2011 consisted of one automobile.

The following table reflects the changes in other assets owned during 2011.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$4,278	$26	$4,304
Additions	2,911	90	3,001
Sold	(2,383)	(103)	(2,486)
Write-downs of book value	(517)	-	(517)
Balance at September 30	$4,289	$12	$4,301

Troubled Debt Restructurings. In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

Accruing restructured loans at September 30, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $18.5 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $8.2 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-

Return to Cross Reference Table

only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.37%, compared to 5.43% earned on the entire commercial loan portfolio in the third quarter of 2011.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of fifteen loans for a total of $2.9 million at September 30, 2011. The average yield on modified residential mortgage and home equity loans was 4.49%, compared to 5.50% earned on the entire residential mortgage loan portfolio in the third quarter of 2011.

As a result of adopting the amendments in ASU No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) to determine whether they are now considered troubled debt restructurings. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $1.5 million.

In addition, the Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at September 30, 2011. The Company performed an internal evaluation of the collateral values on certain TDRs where the current appraisals were performed in the fourth quarter of 2010. These properties will be re-appraised during the fourth quarter of 2011. In addition, the Company utilized collateral values to estimate the fair value of certain TDR loans. All of the Company’s accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of September 30, 2011 and June 30, 2011.

In thousands of dollars	9/30/11	6/30/11	Increase
Balance of TDR Loans	$21,401	$18,858	$2,543
Specific reserve on above loans	7,641	2,132	5,509
Percent	35.7%	11.3%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $53.2 million of impaired loans have been identified as of September 30, 2011, up from $48.8 million as of December 31, 2010. The specific allowance for impaired loans was $12.5 million at September 30, 2011, up from $9.2 million at December 31, 2010. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the

Return to Cross Reference Table

realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

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

CLD loans include residential and non-residential construction and land development loans. The residential CLD loan portfolio consists mainly of loans for the construction, development, and improvement of residential lots, homes, and subdivisions. The non-residential CLD loan portfolio consists mainly of loans for the construction and development of office buildings and other non-residential commercial properties. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline.

The Bank’s portfolio of residential mortgages consists of loans to finance 1-4 family residences, second homes, vacation homes, and residential investment properties. In the second quarter of 2010, the Company began recognizing losses on specific residential mortgage loans in the process of foreclosure at an earlier point in the foreclosure process, in accordance with regulatory guidance.

The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans, which make up a small percent of the personal loans, consist of loans for automobiles, boats and manufactured housing.

Allowance for Loan Losses. The Company’s allowance for loan losses has decreased by $1.0 million during the third quarter of 2011, but has increased by $866,000 over the twelve months ended September 30, 2011. A number of factors caused the decline in the third quarter of 2011. Net charge-offs for the third quarter of 2011 were $7.0 million, most of which represented specific reserves which had been provided for in previous quarters.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company’s allowance for loan losses for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011. The impact of the decrease in the allowance due to the new methodology was offset by an increase in the specific reserve associated with the Company’s troubled debt restructurings during the third quarter of 2011 of $5.5 million, which includes the impact of adopting the amendments in ASU

Return to Cross Reference Table

No. 2011-02. Additionally, updated information was received regarding collateral values for two borrowers with commercial real estate loans, resulting in additional specific reserves of $1.9 million during the third quarter of 2011.

The allowance as a percent of total loans has increased from 3.89% at September 30, 2010 to 4.22% at September 30, 2011, but is down slightly from 4.25% at December 31, 2010. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At September 30, 2011, core deposits accounted for 98.7% of total deposits, compared to 97.3% at December 31, 2010. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$(4,641)	-3.3%	$21,467	19.0%	$34,292	34.2%
Interest bearing deposits	42,642	7.1%	20,064	3.2%	735	0.1%
Total deposits	$38,001	5.2%	$41,531	5.7%	$35,027	4.7%

Deposit balances increased by $38.0 million, or 5.2% in the third quarter of 2011, compared to growth of $41.5 million, or 5.7%, and $35.0 million, or 4.7%, from December 31 and September 30, 2010, respectively. In the most recent quarter, demand deposit balances decreased by $4.6 million, while interest bearing deposits increased by $42.6 million. The increase in interest bearing deposits during the three month period ended September 30, 2011 primarily reflects a seasonal increase in public funds. The increase in the nine month period ended September 30, 2011 reflects relatively large increases in interest bearing checking and personal savings accounts.

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

Return to Cross Reference Table

Noninterest bearing deposits made up 17.4% of total deposits at September 30, 2011, compared to 15.4% at December 31, 2010 and 13.6% at September 30, 2010. The table below shows the makeup of the Company’s deposits at September 30, 2011, December 31, 2010 and September 30, 2010.

Percentage Makeup of Deposit Portfolio	9/30/11	12/31/10	9/30/10
Noninterest bearing	17.4%	15.4%	13.6%
Interest bearing deposits	82.6%	84.6%	86.4%
Total deposits	100.0%	100.0%	100.0%

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

At December 31, 2010, the Company’s balance sheet included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans were carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company modified its SBA 7a loan sales contract to eliminate a 90-day warranty period to the purchaser of the loans, eliminating the requirement to record a liability for the sold portion of the loans, and the Company’s balance sheet included no short term borrowings related to SBA loans at September 30, 2011.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

The Company incurred consolidated net losses of $2.1 million in the third quarter of 2011 and $1.4 million for the nine months ended September 30, 2011. This compares to consolidated net income of $1.027 million and a loss of $3.3 million, respectively, for the third quarter and nine months ended September 30, 2010. The loss in the third quarter of 2011 resulted primarily from increased amounts in the Company’s provision for loan loss, combined with elevated levels of expenses relating to ORE property.

Return to Cross Reference Table

United’s net interest margin declined from 3.97% and 3.79%, respectively, for the three and nine month periods ended September 30, 2010 to 3.58% and 3.63%, respectively, for same periods of 2011. For the third quarter of 2011, net interest income of $7.4 million was down 6.6% compared to the same period of 2010, and net interest income of $22.4 million for the first nine months of 2011 was 4.2% lower than the same period of 2010. Noninterest income of $4.3 million for the quarter ended September 30, 2011 declined by 11.6% compared to the third quarter of 2010, while noninterest income for the nine months ended September 30, 2011 was 7.1% higher than the same period of 2010. Noninterest income represented 36.4% and 36.0%, respectively, of the Company’s net revenues for the three and nine month periods ended September 30, 2011, compared to 37.7% and 33.5%, respectively, for the same periods of 2010.

Total noninterest expense for the third quarter of 2011 was up 9.2% from the third quarter of 2010 and 6.3% for the first nine months of 2011 compared to the same period of 2010. For the third quarter of 2011, the largest increase in noninterest expense was in expenses related to ORE property, which included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. The largest increase in expenses for the first nine months of 2011 as compared to the same period of 2010 was in expenses related to salaries and employee benefits. The increase reflects, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth, and salary increases were reinstated effective April 1, 2011. However, the Company did not and will not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2010 or 2011.

The Company’s provision for loan losses of $6.0 million in the third quarter of 2011 was up from $3.15 million for the third quarter of 2010. For the first nine months of 2011, provision for loan losses of $11.9 million was lower than the $16.6 million provision for loan losses taken by the Company in the same period of 2010. ROA was -0.95% for the third quarter of 2011 and -0.21% for the first nine months of 2011, compared to 0.47% and -0.50%, respectively, for the same periods of 2010. ROE was -8.85% for the most recent quarter and -1.97% for the first nine months of 2011, compared to 5.25% and -5.52%, respectively, for the same periods of 2010.

Return to Cross Reference Table

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2011		2010
in thousands of dollars, where appropriate	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Net interest income	$7,437	$7,525	$7,402	$7,735	$7,964
Provision for loan losses	6,000	3,100	2,800	4,930	3,150
Noninterest income	4,256	4,395	3,925	4,553	4,812
Noninterest expense	9,084	8,501	8,218	8,225	8,315
Federal income tax provision	(1,291)	(42)	(50)	(440)	284
Net income (loss)	(2,100)	361	359	(427)	1,027
Earnings (loss) per common share	$(0.19)	$0.01	$0.01	$(0.11)	$0.14
Return on average assets (a)	-0.95%	0.17%	0.17%	-0.20%	0.47%
Return on average shareholders' equity (a)	-8.85%	1.55%	1.57%	-2.12%	5.25%
Net interest margin	3.58%	3.69%	3.62%	3.81%	3.97%
Efficiency ratio (On tax equivalent basis)	77.0%	70.7%	71.8%	66.3%	64.5%

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

The Company’s strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA decreased to 1.19% and 1.40%, respectively, for the third quarter and first nine months of 2011, compared to 2.08% and 1.64%, respectively, for the same periods in 2010.

Return to Cross Reference Table

PTPP ROA declined in the third quarter of 2011 as a result of a reduction in net interest income and an increase in noninterest expense. The changes in net interest income reflect in part the significant liquidity that the Company maintains on its balance sheet, along with a relatively large amount of interest income reversed in the third quarter of 2011 as a result of loans for one large client being placed on nonaccrual status, as discussed below in “Net Interest Income.” Noninterest expenses were impacted in the third quarter of 2011 by increases in expenses related to OREO properties, compared to prior periods.

The following table shows the calculation and trend of PTPP Income and PTPP ROA for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30			Nine Months Ended September 30
In thousands of dollars	2011	2010	Change	2011	2010	Change
Interest income	$8,906	$9,993	-10.9%	$27,086	$30,203	-10.3%
Interest expense	1,469	2,029	-27.6%	4,722	6,855	-31.1%
Net interest income	7,437	7,964	-6.6%	22,364	23,348	-4.2%
Noninterest income	4,256	4,812	-11.6%	12,576	11,745	7.1%
Noninterest expense	9,084	8,315	9.2%	25,803	24,272	6.3%
Pre-tax, pre-provision income	2,609	4,461	-41.5%	9,137	10,821	-15.6%
Pre-tax, pre-provision ROA	1.19%	2.08%	-0.89%	1.40%	1.64%	-0.24%
Reconcilement to GAAP income:
Provision for loan losses	6,000	3,150		11,900	16,600
Income tax (benefit)	(1,291)	284		(1,383)	(2,498)
Net income (loss)	$(2,100)	$1,027		$(1,380)	$(3,281)

Net Interest Income

The Company’s yield on earning assets and its cost of funds both declined in the third quarter and first nine months of 2011, as compared to the same periods of 2010. United has continued to maintain high levels of liquidity during the first nine months of 2011 compared to 2010, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this extended period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge. This additional liquidity also contributes to the Company’s lower net interest margin. At the same time, the Bank has continued to reduce its average balances of FHLB advances and higher-cost deposits, contributing to lower interest costs. Net interest margin of 3.58% and 3.63% for the third quarter and first nine months of 2011, respectively, were down from 3.97% and 3.79%, respectively, for the same periods of 2010.

New information regarding loans to one large client resulted in those loans being placed on nonaccrual status in the third quarter of 2011. Interest income during the quarter was reduced by $262,000 as a direct result of this change in status.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in spread and net interest margin for the three and nine month periods ended September 30, 2011 and 2010.

Return to Cross Reference Table

	Three Months Ended September 30						Nine Months Ended September 30
	2011			2010			2011			2010
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$97,514	$63	0.26%	$72,121	$46	0.25%	$107,004	$204	0.25%	$93,201	$177	0.25%
Taxable investments	135,346	739	2.14%	81,236	572	2.85%	123,167	2,043	2.22%	74,495	1,587	2.85%
Tax exempt securities (b)	20,627	279	5.28%	25,540	319	5.69%	22,659	877	5.16%	26,171	1,133	5.71%
Taxable loans	580,949	7,888	5.39%	626,911	9,127	5.90%	581,411	24,165	5.56%	639,719	27,566	5.76%
Tax exempt loans (b)	2,093	43	8.09%	2,156	44	8.33%	2,122	131	8.25%	2,421	149	8.24%
Total int. earning assets (b)	836,529	9,012	4.28%	807,964	10,108	5.07%	836,363	27,420	4.38%	836,007	30,612	4.88%
Less allowance for loan losses	(25,752)			(23,313)			(25,568)			(21,705)
Other assets	65,318			62,105			63,013			64,782
Total Assets	$876,095			$846,756			$873,808			$879,084

Liabilities and Shareholders' Equity
NOW and savings deposits	$349,956	212	0.24%	$352,047	324	0.37%	$348,110	690	0.27%	$354,786	1,089	0.41%
Other interest bearing deposits	263,655	1,038	1.56%	273,985	1,356	2.01%	265,324	3,278	1.65%	301,968	4,737	2.10%
Total int. bearing deposits	613,611	1,250	0.81%	626,032	1,680	1.09%	613,434	3,968	0.86%	656,754	5,826	1.19%
Short term borrowings	1	-	0.00%	5,002	68	5.51%	252	11	5.99%	2,023	123	5.45%
Other borrowings	24,924	219	3.49%	31,002	281	3.68%	27,926	742	3.50%	33,263	905	3.64%
Total int. bearing liabilities	638,536	1,469	0.91%	662,036	2,029	1.24%	641,612	4,721	0.98%	692,040	6,854	1.32%
Noninterest bearing deposits	138,744	-		106,307	-		135,648	-		104,010	-
Total including noninterest bearing deposits	777,280	1,469	0.75%	768,343	2,029	1.05%	777,260	4,721	0.81%	796,050	6,854	1.15%
Other liabilities	4,656			816			3,071			3,578
Shareholders' equity	94,159			77,597			93,477			79,456
Total Liabilities and Shareholders' Equity	$876,095			$846,756			$873,808			$879,084
Net interest income (b)		7,543			8,079			22,699			23,758
Net spread (b)			3.37%			3.83%			3.40%			3.56%
Net yield on interest earning assets (b)			3.58%			3.97%			3.63%			3.79%
Tax equivalent adjustment on interest income		(106)			(115)			(335)			(410)
Net interest income per income statement		$7,437			$7,964			$22,364			$23,348
Ratio of interest earning assets to interest bearing liabilities			1.31			1.22			1.30			1.21

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

Return to Cross Reference Table

Provision for Loan Losses

The Company’s provision for loan losses for the third quarter of 2011 was $6.0 million, up from $3.15 million for the third quarter of 2010. Through the first nine months of 2011, United’s provision of $11.9 million was 28.3% lower than the Company’s $16.6 million provision for the same period of 2010. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio.

Several factors impacted the provision for loan losses for the third quarter of 2011. The Company adopted the amendments required by ASU 2011-01 (TDRs) during the quarter. In addition, the Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs, as discussed in the “Credit Quality” section, above. The combined impact of these two items resulted in an increase in specific reserves on the Company’s troubled debt restructurings of $5.5 million. Additionally, updated information was received regarding collateral values for two borrowers with commercial real estate loans, resulting in additional specific reserves of $1.9 million during the third quarter of 2011.

The impact of these items was partially offset by a decrease in the allowance (and provision) for loan losses for loans collectively evaluated for impairment. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the Company’s allowance for loan losses for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011.

While the local real estate markets and the economy in general have experienced some signs of stabilization, the loan portfolio of the Bank continues to be affected by loans to a number of larger commercial borrowers that continue to struggle to meet their financial obligations. Loans in the Bank's residential CLD loan portfolio are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Information regarding the allowance for loan losses is included in the “Credit Quality” discussion above.

Noninterest Income

Total noninterest income declined by 11.6% for the third quarter and increased by 7.1% for the first nine months of 2011, compared to the same periods of 2010. The following table summarizes changes in noninterest income by category for the three and nine month periods ended September 30, 2011 and 2010.

Return to Cross Reference Table

	Three Months Ended September 30			Nine Months Ended September 30
In thousands of dollars	2011	2010	Change	2011	2010	Change
Service charges on deposit accounts	$486	$549	-11.5%	$1,500	$1,636	-8.3%
Wealth Management fee income	1,226	1,177	4.2%	3,780	3,327	13.6%
Gains on securities transactions	-	-	0.0%	-	31	-100.0%
Income from loan sales and servicing	1,610	2,219	-27.4%	4,540	4,270	6.3%
ATM, debit and credit card fee income	550	491	12.0%	1,619	1,435	12.8%
Income from bank-owned life insurance	108	114	-5.3%	320	340	-5.9%
Other income	276	262	5.3%	817	706	15.7%
Total noninterest income	$4,256	$4,812	-11.6%	$12,576	$11,745	7.1%

Service charges on deposit accounts were down 11.5% in the third quarter of 2011 and 8.3% for the nine months ended September 30, 2011, compared to the same periods a year earlier. Substantially all of the decline over the past twelve months was due to a reduction in non-sufficient funds and overdraft fees collected, in part as a result of changes in banking regulations governing collection of these fees, effective in mid-2010.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 4.2% in the third quarter of 2011 and 13.6% in the first nine months of 2011, compared to the same periods of 2010. A portion of that increase reflects increased fee income on managed accounts resulting from improved market performance.

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2011, but has declined by 27.4% when compared to  the third quarter in 2010.

While the Company’s volume of rate-driven refinancing of residential mortgages had slowed in the first half of 2010, loan origination and sale activity for both residential mortgage and SBA loans increased significantly in the third quarter of 2010, resulting in record levels of income from the sales and servicing of loans for that quarter. The volume of SBA loans originated and sold was strong in the first half of 2011, but slowed in the third quarter of 2011.  For the first nine months of 2011, income from USFC loan sales and servicing was up 9.6% compared to the same period of 2010. For the first nine months of 2011, income from loan servicing was up 6.3% compared to the same period of 2010.

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

Return to Cross Reference Table

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. The Bank also originates, sells and services SBA loans through USFC. Loans serviced consist primarily of residential mortgages sold on the secondary market. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands of dollars	2011	2010	2011	2010
Residential mortgage sales and servicing	$1,569	$1,497	$3,685	$3,490
USFC commercial loan sales and servicing	41	722	855	780
Total income from loan sales and servicing	$1,610	$2,219	$4,540	$4,270

ATM, debit and credit card fee income provide a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was up 12.0% and 12.8%, respectively, in the three and nine months ended September 30, 2011, compared to the same periods of 2010. Other income includes income from various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income for 2011 includes gains on the sale of ORE property of $125,000 in the third quarter and $201,300 in the first nine months of 2011. Total other income was up 5.3% in the third quarter of 2011 and 15.7% for the nine months ended September 30, 2011, compared to the same periods of 2010.

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2011			2010
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Service charges on deposit accounts	$486	$511	$503	$555	$549
Wealth Management fee income	1,226	1,291	1,263	1,191	1,177
Income from loan sales and servicing	1,610	1,619	1,311	2,081	2,219
ATM, debit and credit card fee income	550	556	513	505	491
Income from bank-owned life insurance	108	107	105	111	114
Other income	276	311	230	110	262
Total noninterest income	$4,256	$4,395	$3,925	$4,553	$4,812

Noninterest Expense

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

Return to Cross Reference Table

	2011			2010
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Salaries and employee benefits	$4,759	$4,767	$4,575	$4,724	$4,502
Occupancy and equipment expense, net	1,276	1,291	1,252	1,278	1,296
External data processing	392	329	320	307	304
Advertising and marketing	164	158	160	136	154
Attorney, accounting and other professional fees	476	433	433	191	424
Director fees	102	101	102	60	88
Expenses relating to ORE property	815	254	257	450	394
FDIC insurance premiums	288	302	431	401	456
Other expenses	812	866	688	678	697
Total noninterest expense	$9,084	$8,501	$8,218	$8,225	$8,315

Total noninterest expense for the third quarter of 2011 increased by $583,000, or 6.9%, compared to the second quarter of 2011. The higher level of expense was primarily due to increased expenses relating to ORE properties, along with increases in external data processing. At the same time, several categories of noninterest expense were flat compared to the second quarter of 2011, while other categories of expenses declined.

Expenses related to ORE property included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In the third quarter of 2011, the Company wrote down the value of ORE properties by $466,900, as a result of ongoing evaluation of the value and likely sale proceeds of its ORE properties. The increase in external data processing costs in the third quarter of 2011 compared to the second quarter of 2011 reflects in part conversion expenses in the third quarter of 2011 relating to the conversion of the Wealth Management Group to a different processing provider.

The following table summarizes changes in the Company's noninterest expense by category for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30			Nine Months Ended September 30
In thousands of dollars	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$4,759	$4,502	5.7%	$14,101	$12,493	12.9%
Occupancy and equipment expense, net	1,276	1,296	-1.5%	3,819	3,929	-2.8%
External data processing	392	304	28.9%	1,041	899	15.8%
Advertising and marketing	164	154	6.5%	482	474	1.7%
Attorney, accounting and other professional fees	476	424	12.3%	1,342	1,370	-2.0%
Director fees	102	88	15.9%	305	265	15.1%
Expenses relating to ORE property	815	394	106.9%	1,326	1,248	6.3%
FDIC insurance premiums	288	456	-36.8%	1,021	1,405	-27.3%
Other expenses	812	697	16.5%	2,366	2,189	8.1%
Total noninterest expense	$9,084	$8,315	9.2%	$25,803	$24,272	6.3%

Total noninterest expenses were up 9.2% in the third quarter and 6.3% in the first nine months of 2011, respectively, compared to the same periods of 2010. Two categories of noninterest expense declined during the third quarter and first nine months of 2011 compared to the same periods of

Return to Cross Reference Table

2010. Occupancy and equipment expenses were down 1.5% and 2.8%, respectively, in the third quarter and first nine months of 2011, compared to the same periods of 2010. In addition, FDIC insurance premiums declined during the same periods as a result of lower base charges.

The largest increase in noninterest expense in the nine month period ended September 30, 2011 was in salaries and employee benefits, which increased by 12.9% over the same period one year earlier. The increase reflects, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth, and salary increases were reinstated effective April 1, 2011. However, the Company did not and will not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2010 or 2011.

Expenses related to ORE property increased by 106.9% and 6.3%, respectively, compared to the same periods of 2010. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Advertising and marketing expenses increased by 6.5% in the third quarter and 1.7% for the first nine months of 2011, respectively, compared to the same periods of 2010. Attorney, accounting and other professional fees were up 12.3% for the third quarter of 2011 compared to the same quarter of 2010, but have declined by 2.0% for the first nine months of 2011 compared to the same period of 2010.

Federal Income Tax

The table below shows the Company’s effective tax rates for the three and nine month periods ended September 30, 2011 and 2010.

	Current Quarter		YTD
	2011	2010	2011	2010
Effective tax rate	38.1%	21.7%	50.1%	43.2%

The Company’s effective tax rates for both periods of 2011 were a calculated benefit based upon pre-tax losses, resulting in a tax benefit for the third quarter and first nine months of 2011.

The Company’s net deferred tax asset was $9.1 million at September 30, 2011. The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

•	Cumulative losses of $12.5 million for the two year period ending December 31, 2010, and losses of $1.4 million for the first nine months of 2011.

Return to Cross Reference Table

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009;

•	The Company’s NOL carry-forward position of $1.5 million at December 31, 2010 is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008);

•	The Company can carry-forward losses for twenty years;

•	The Company’s taxable loss has been reduced from $11.6 million in 2009 to $1.6 million in 2010;

•
The Company’s losses have been driven primarily by high loan loss charge-offs, which were reduced from $24.1 million in 2009 to $16.4 million in 2010, and to $12.7 million for the first nine months of 2011;

•
Nearly 60% of the 2009 loan charge-offs were due to weakness in the Company’s construction and land development portfolio, even though the CLD portfolio represented less than 10% of the loan portfolio. CLD charge-offs during 2010 decreased over 60% from 2009 and the Company’s CLD exposure was reduced by nearly 50% during 2009 and 2010, providing further evidence of Management’s belief that the CLD credit problems have been largely recognized;

•	Management expects a return to sustained profitability in future years as a result of strong core earnings and continued reduction in loan losses.

•	Available tax planning strategies, including:

o	Sale and leaseback of premises

o	Sale of mortgage servicing rights

o	Sale of municipal securities

Based upon our analysis of the evidence (both negative and positive), Management has determined that no valuation allowance was required at September 30, 2011 or December 31, 2010.

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

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $99.4 million at September 30, 2011, compared to $95.6 million at December 31, 2010 and $80.1 million at September 30, 2010. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to

Return to Cross Reference Table

maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2011 or 2010.

The Company’s balance sheet at December 31, 2010 included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans are carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company eliminated the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans, and there were no short-term borrowings on the books of the Company at September 30, 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the third quarter of 2011, the Bank procured no new advances and repaid $1.0 million in matured borrowings, resulting in a decrease in total FHLBI borrowings outstanding during the quarter. Year to date, maturities and principal payments on advances have reduced outstanding balances by $6.3 million.

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

UBT is party to the MOU as described under “Other Developments – Memorandum of Understanding” above. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 leverage capital ratio level required to comply with the MOU within the timeframe provided, but was in compliance with all capital ratio requirements at December 31, 2010, March 31, 2011 and June 30, 2011. At September 30, 2011, the Bank’s Tier 1 leverage capital ratio was below the levels required by its MOU. United Bancorp, Inc. had cash balances of $6.3 million at September 30, 2011, which is available to provide additional capital to the Bank. The Company will re-evaluate its capital position in the fourth quarter of 2011, and believes it has the resources to once again bring the capital ratios of the Bank into compliance with the capital requirements of its MOU by December 31, 2011.

Return to Cross Reference Table

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at September 30, 2011 and December 31, 2010.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of September 30, 2011
Tier 1 Capital to Average Assets
Consolidated	$83,558	9.6%	$34,786	4.0%	N/A	N/A	N/A	N/A
Bank	76,794	8.9%	34,603	4.0%	43,254	5.0%	77,858	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	83,558	14.3%	23,324	4.0%	N/A	N/A	N/A	N/A
Bank	76,794	13.2%	23,303	4.0%	34,955	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	91,057	15.6%	46,648	8.0%	N/A	N/A	N/A	N/A
Bank	84,287	14.5%	46,607	8.0%	58,258	10.0%	69,910	12.0%

As of December 31, 2010
Tier 1 Capital to Average Assets
Consolidated	$88,022	10.2%	$34,380	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	9.2%	34,232	4.0%	42,791	5.0%	77,023	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	88,022	15.0%	23,510	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	13.4%	23,491	4.0%	35,237	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	95,589	16.3%	47,020	8.0%	N/A	N/A	N/A	N/A
Bank	86,367	14.7%	46,982	8.0%	58,728	10.0%	70,474	12.0%

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
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

Return to Cross Reference Table

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

November 21, 2011

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

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1	United Bancorp, Inc. Amended and Restated Director Retainer Stock Plan (as amended through October 20, 2011.
10.2	United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan (as amended through October 20, 2011).
10.3	United Bancorp, Inc. Stock Incentive Plan of 2010 (as amended through October 20, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table