Form 10-Q/A
period 2011-09-30
UNITED BANCORP INC /MI/
filed 2011-11-21
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q/A (Amendment No. 2)

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

Page

United Bancorp, Inc. is filing this Amendment No. 2 (this "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Commission on November 14, 2011 and amended by Form 10-Q/A Amendment No.1, filed November 21, 2011, solely for the purpose of furnishing the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q/A filed on November 21, 2011, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q/A, Amendment No. 1.

Item 6 – Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

November 21, 2011

/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer (Principal Executive Officer)	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Designation of Exhibits in This Report	Description of Exhibit
2.1	Agreement of Consolidation. Previously filed with the Commission on January 15, 2010 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1. Incorporated here by reference.
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

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1 *	United Bancorp, Inc. Amended and Restated Director Retainer Stock Plan (as amended through October 20, 2011.
10.2 *	United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan (as amended through October 20, 2011).
10.3 *	United Bancorp, Inc. Stock Incentive Plan of 2010 (as amended through October 20, 2011).
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to 18 U.S.C. Section 1350.
EX-101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
EX-101.sch	XBRL Taxonomy Extension Schema Document **
EX-101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
EX-101.lab	XBRL Taxonomy Extension Label Linkbase Document **
EX-101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*           Filed with the 10-Q/A Amendment No. 1
**         Furnished, not filed, herewith.