Form 10-K
period 2011-12-31
UNITED BANCORP INC /MI/
filed 2012-02-24
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑            Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
        Large Accelerated Filer ☐                                                      Accelerated Filer   ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes            ☐            No            ☑

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $40,052,000, based on a closing price of $3.25 as reported on the OTC Bulletin Board.

As of January 31, 2012, there were 12,697,265 outstanding shares of registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as “outlook” or “strategy”; that an event or trend “may”, "could", “should”, “will”, “is likely”, or is “probable” or "projected" to occur or “continue” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, or “expects” a particular result, or is “confident,” “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, or “tend” and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, future capital levels, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future profitability levels, future compliance with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value or at all. Our ability to fully comply with all of the provisions of our memorandum of understanding, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

PART I

ITEM 1                      BUSINESS

United Bancorp, Inc. (the “Company” or “United”) is a Michigan corporation headquartered in Ann Arbor, Michigan and serves as the holding company for United Bank & Trust (“UBT” or “the Bank”), a Michigan-chartered bank organized over 115 years ago. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or other activities that are closely related to the business of banking. At December 31, 2011, the Company had total assets of approximately $885.0 million, total deposits of approximately $764.9 million, and total shareholders’ equity of approximately $93.8 million. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes filed as part of this report.

The Company has four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. During the year ended December 31, 2011, our net interest income accounted for approximately 63.6% of our operating revenues and our noninterest income accounted for approximately 36.4% of our operating revenues.

The Company was formed in 1985 to acquire all of the capital stock of UBT. The Company provides services through the Bank's system of sixteen banking offices, one trust office, one loan production office and twenty automated teller machines, located in Washtenaw, Lenawee, Livingston and Monroe Counties, Michigan. United’s corporate headquarters are located in Ann Arbor, which is located in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in a large part due to the University of Michigan and the University of Michigan Medical Center.

The Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. We offer our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. The Bank offers a full complement of online services, including internet banking and bill payment.

Return to Cross Reference Table

The Bank maintains correspondent bank relationships with a small number of larger banks, which involve check clearing operations, securities safekeeping, transfer of funds, loan participation, purchase and sale of federal funds and other similar services.

Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been the most active originator of mortgage loans in our market area. United Mortgage Company was the leading residential mortgage lender in Lenawee and Washtenaw Counties for 2010.

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

The Bank operates United Structured Finance Company (“USFC”). USFC is a division of the Bank that was established in 2007, and operates as a finance company that offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. The loans generated by USFC are typically sold on the secondary market, to the extent allowed by the applicable SBA programs. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Bank as well as non-bank clients. For the twelve months ended September 30, 2011 and 2010, United Structured Finance Company was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For 2011, USFC was the third largest SBA 7A lender in Michigan, based on loan volume.

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

Return to Cross Reference Table

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

Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation (“FDIC”) may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice. UBT is a party to a memorandum of understanding with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”), described below under “Recent Developments – Memorandum of Understanding,” which requires the Bank not to declare or pay any dividends without the prior consent of the FDIC and OFIR. In addition, the Federal Reserve Bank of Chicago (the “Reserve Bank”) has restricted the Company from declaration or payment of common or preferred stock dividends without prior written approval of the Reserve Bank.

Additional information on restrictions on payment of dividends by the Company and the Bank may be found under Item 5 of this report and under Note 15 on Page A-63 hereof, all of which information is incorporated here by reference.

Return to Cross Reference Table

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. The capital ratios of the Company and the Bank exceed the regulatory guidelines for an institution to be categorized as “well-capitalized” and the ratios required by the Bank’s memorandum of understanding. Information in Note 18 on Page A-70 and A-71 hereof provides additional information regarding the Company's and the Bank’s capital ratios, and is incorporated here by reference.

Return to Cross Reference Table

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

Return to Cross Reference Table

company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

Recent Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding with the FDIC and the Michigan Office of Financial and Insurance Regulation (“OFIR”). On January 11, 2011, the Bank entered into a revised Memorandum of Understanding (“MOU”) with substantially the same requirements as the MOU dated January 15, 2010. The MOU is not a “written agreement” for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU.

Board Leadership

James C. Lawson was elected as Chairman of the Board following the 2011 Annual Meeting of Shareholders. Mr. Lawson has a diverse background in the formation and operation of a successful business, and has served as a Director of the Company since 1986. Lawson replaced David S. Hickman, who retired as Chairman of the Board of Directors as a result of reaching mandatory retirement age. Director James D. Buhr was elected as Vice Chairman of the Board, replacing Mr. Lawson in that role.

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

Employees

On December 31, 2011, the Company and its subsidiary employed 244 full-time and 38 part-time employees. This compares to 231 full-time and 43 part-time employees at December 31, 2010.

Return to Cross Reference Table

Accounting Standards

Information regarding accounting standards adopted by the Company is included in Note 1 beginning on Page A-36, and is incorporated here by reference.

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

The information required by these sections is contained on Pages A-1 through A-18, and is incorporated here by reference.

II            INVESTMENT PORTFOLIO

(A)           Book Value of Investment Securities

The book value of investment securities as of December 31, 2011, 2010 and 2009 are as follows, in thousands of dollars:

In thousands of dollars	2011	2010	2009
U.S. Treasury and government agencies	$152,064	$99,785	$55,381
Obligations of states and political subdivisions	20,976	24,605	34,111
Corporate, asset backed and other debt securities	126	126	2,623
Equity securities	31	28	31
Total Investment Securities	$173,197	$124,544	$92,146

 (B)           Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's investment securities portfolio as of December 31, 2011. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Return to Cross Reference Table

In thousands of dollars where applicable
Available For Sale	0 - 1 Year	1 - 5 Years	5 - 10 Years	Over 10 Years	Total
U.S. Treasury and government agencies (1)	$27,182	$22,184	$-	$-	$49,366
Weighted average yield	1.26%	1.38%	0.00%	0.00%	1.32%
U.S. Agency Mortgage Backed securities	-	102,698	-	-	$102,698
Weighted average yield	0.00%	3.19%	0.00%	0.00%	3.19%
Obligations of states and political subdivisions	$4,137	$12,932	$3,343	$564	$20,976
Weighted average yield	5.76%	5.86%	6.08%	7.06%	5.90%
Equity and other securities	$157	$-	$-	$-	$157
Weighted average yield	1.00%	0.00%	0.00%	0.00%	1.00%
Total securities	$31,476	$137,814	$3,343	$564	$173,197
Weighted average yield	1.83%	3.13%	6.08%	7.06%	2.96%

(1)	Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

As of December 31, 2011, the Company's securities portfolio contains no concentrations by any single issuer of securities greater than 10% of shareholders' equity. As of December 31, 2011, the Company’s securities portfolio contained no securities of issuers outside of the United States. Additional information concerning the Company's securities portfolio is included on Pages A-7 and A-8 and in Note 3 on Pages A-43 through A-45, and is incorporated here by reference.

III            LOAN PORTFOLIO

(A)           Types of Loans

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer.

Thousands of dollars	2011	2010	2009	2008	2007
Personal	$103,405	$107,399	$110,702	$112,095	$97,456
Business and commercial mortgage	335,133	354,340	392,495	410,911	376,431
Tax exempt	2,045	2,169	3,005	2,533	2,709
Residential mortgage	83,072	86,006	86,417	90,343	86,198
Construction & development	39,721	41,554	56,706	80,412	81,086
Deferred loan fees and costs	326	517	728	725	650
Total portfolio loans	$563,702	$591,985	$650,053	$697,019	$644,530

Personal	18.3%	18.1%	17.0%	16.1%	15.2%
Business and commercial mortgage	59.5%	59.9%	60.4%	58.9%	58.3%
Tax exempt	0.4%	0.4%	0.5%	0.4%	0.4%
Residential mortgage	14.7%	14.5%	13.3%	13.0%	13.4%
Construction & development	7.0%	7.0%	8.7%	11.5%	12.6%
Deferred loan fees and costs	0.1%	0.1%	0.1%	0.1%	0.1%
Total portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

Return to Cross Reference Table

 (B)           Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2011, according to scheduled repayments of principal.

Thousands of dollars	0 - 1 Year	1 - 5 Years	After 5 Years	Total
Business loans - fixed rate	$35,019	$81,179	$10,852	$127,050
Business loans - variable rate	193,206	25,307	-	218,513
Tax exempt - fixed rate	112	881	1,052	2,045
Total	$228,337	$107,367	$11,904	$347,608
Total fixed rate	$35,131	$82,060	$11,904	$129,095
Total variable rate	$193,206	$25,307	$-	$218,513

(C)           Risk Elements
Nonaccrual, Past Due and Restructured Loans

Information regarding nonaccrual, past due and restructured loans is shown in the table below as of December 31, 2007 through 2011.

Nonperforming Assets, in thousands of dollars	2011	2010	2009	2008	2007
Nonaccrual loans	$25,754	$28,661	$26,188	$19,328	$13,695
Accruing loans past due 90 days or more	31	583	5,474	1,504	1,455
Total nonperforming loans	$25,785	$29,244	$31,662	$20,832	$15,150

Accruing restructured loans	$21,839	$17,271	$15,584	$3,283	$-

The following shows the effect on interest revenue of nonaccrual and troubled debt restructured loans as of December 31, 2011, in thousands of dollars:

Gross amount of interest that would have been recorded at original rate	$1,294
Interest that was included in revenue	-
Net impact on interest revenue	$1,294

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided on Pages A-10 through A-14, in Note 1 on Pages A-36 through A-42, Note 4 on Page A-45 and Note 5 on Pages A-45 through A-57, and is incorporated here by reference.

At December 31, 2011, the Bank had two loans, other than those disclosed above, for a total of $516,000, which cause management to have serious doubts as to the ability of the borrowers to

Return to Cross Reference Table

comply with the present loan repayment terms. These loans were included on the Bank’s “watch list” and were classified as impaired; however, payments were current as of the date of this report.

(D)           Other Interest Bearing Assets

As of December 31, 2011, other than $3,657,000 in other real estate, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

IV            SUMMARY OF LOAN LOSS EXPERIENCE

(A)           Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2007 through 2011.

Thousands of dollars	2011	2010	2009	2008	2007
Balance at beginning of period	$25,163	$20,020	$18,312	$12,306	$7,849
Charge-offs:
Business and commercial mortgage (1)	12,063	7,683	8,257	7,298	3,521
Construction and land development	2,908	5,919	14,379	-	-
Residential mortgage	1,387	1,820	229	450	176
Personal	2,006	1,907	1,503	1,024	593
Total charge-offs	18,364	17,329	24,368	8,772	4,290
Recoveries:
Business and commercial mortgage (1)	1,111	424	185	98	61
Construction and land development	278	287	-	-	-
Residential mortgage	68	66	50	11	-
Personal	227	165	71	62	49
Total recoveries	1,684	942	306	171	110
Net charge-offs	16,680	16,387	24,062	8,601	4,180
Net provision after amounts related to change in allocation methodology	12,150	21,530	25,770	14,607	8,637
Balance at end of period	$20,633	$25,163	$20,020	$18,312	$12,306
Ratio of net charge-offs to average loans	2.86%	2.58%	3.47%	1.28%	0.66%
Allowance as % of total portfolio loans	3.66%	4.25%	3.08%	2.63%	1.91%
(1)	Includes construction and development loans for 2008 and prior

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic

Return to Cross Reference Table

conditions, volume, amount and composition of the loan portfolio, and other relevant factors. The provision charged to earnings was $12,150,000 in 2011, $21,530,000 in 2010 and $25,770,000 in 2009.

 (B)           Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

Thousands of dollars	2011	2010	2009	2008	2007
Business and commercial mortgage (1)	$13,337	$16,672	$12,221	$16,148	$10,924
Construction and development loans	3,553	3,248	5,164	-	-
Residential mortgage	1,931	2,661	760	673	368
Personal	1,812	2,582	1,875	1,491	974
Unallocated	-	-	-	-	40
Total	$20,633	$25,163	$20,020	$18,312	$12,306

(1)	Includes construction and development loans for 2008 and prior

Information regarding the Company’s allocation methods used is provided in Note 5 on Pages A-44 and A-46, and is incorporated here by reference.

V            DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon is included on Page A-18 and maturities of time deposits is provided in Note 9 on Page A-59, and is incorporated here by reference. There were no foreign deposits.

As of December 31, 2011, outstanding time certificates of deposit in amounts of $100,000 or more were scheduled to mature as shown below.

Thousands of dollars	As of
Time Certificates maturing:	12/31/11
Within three months	$14,466
Over three through six months	12,503
Over six through twelve months	23,815
Over twelve months	31,234
Total	$82,018

VI            RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in Item 6 on Page 33, and are incorporated here by reference.

Return to Cross Reference Table

VII            SHORT-TERM BORROWINGS

All of the information that the Company is required to disclose under this section is contained in Note 10 on Page A-59, and is incorporated here by reference. The Company is not required to disclose any additional information, as for all reporting periods there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 1A                      RISK FACTORS

Risks Related To Our Business

Our results of operations have improved in 2011 compared to 2010 and 2009, but we may incur additional losses during 2012.

We were profitable in the fourth quarter and full year of 2011, but had a total consolidated net loss during the three-year period from 2009 through 2011 of $11.6 million. There is no assurance that the Company's results of operations will be profitable in the short term or at all. We have recorded provisions for loan losses of $12.2 million for the year ended December 31, 2011, $21.5 million for the year ended December 31, 2010 and $25.8 million for the year ended December 31, 2009. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant additional credit costs in 2012 or beyond, which could adversely impact our financial condition, results of operations, and the value of our common stock.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2011, our nonperforming assets (which consist of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $29.5 million, or 3.33% of total assets. At December 31, 2010 and December 31, 2009, our nonperforming assets were $33.5 million and $34.5 million, respectively, or 3.89% and 3.79% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

●	We do not record interest income on nonaccrual loans or other real estate owned.

●	We must provide for probable loan losses through a current period charge to the provision for loan losses.

●	Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.

●	There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned.

Return to Cross Reference Table
●	The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our nonperforming assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our results of operations and financial condition.

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

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on our results of operations and financial condition.

Business loans may expose us to greater financial and credit risk than other loans.

Our business loan portfolio, including commercial mortgages, was approximately $335.1 million at December 31, 2011, comprising approximately 59.5% of our loan portfolio. Business loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2011, we had approximately $229.5 million of commercial real estate loans outstanding, which represented approximately 40.7% of our loan portfolio. As of that same date, we had approximately $83.1 million in residential real estate loans outstanding, or approximately 14.7% of our loan portfolio, and approximately $39.7 million in construction and development loans outstanding, or approximately 7.0% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our non-performing loans, charge-offs, and decreases in our income.

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

Return to Cross Reference Table

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

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2011, we had approximately $39.7 million in construction and development loans outstanding, or approximately 7.0% of our loan portfolio. Approximately $2.6 million, or 15.8%, of our net charge-offs during 2011 and approximately $5.6 million, or 34.4%, of our net charge-offs during 2010 was attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Return to Cross Reference Table

increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

As of December 31, 2011 and 2010, our allowance for loan losses was $20.6 million and $25.2 million, respectively. As of the same dates, the ratio of our allowance for loan losses to total nonperforming loans was 80.0% and 86.0% respectively. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more and exclude accruing restructured loans. As of the same dates, total accruing restructured loans were $21.8 million and $17.3 million, respectively.

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

The Dodd-Frank Act enacted in 2010 may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations has resulted and is expected to result in additional costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

Return to Cross Reference Table

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

Return to Cross Reference Table

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows depend substantially upon our net interest income. Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect: (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities, including our securities portfolio; and (iii) the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

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

Return to Cross Reference Table

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

We own common stock of the Federal Home Loan Bank of Indianapolis (the “FHLB”), in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value of our FHLB common stock was approximately $2.6 million as of December 31, 2011.

Published reports indicate that certain member banks of the Federal Home Loan Bank system may be subject to asset quality risks that could result in materially lower regulatory capital levels. In December 2008, certain member banks of the Federal Home Loan Bank system (including the FHLB) suspended dividend payments and the repurchase of capital stock until further notice. FHLB has subsequently reinstated dividend payments. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB, could be substantially diminished or reduced to zero. Consequently, given that there is no market for our FHLB common stock, we believe that there is a risk that our investment could be deemed other-than-temporarily impaired at some time in the future. If this occurs, it may adversely affect our results of operations and financial condition. If the FHLB were to cease operations, or if we were required to write-off our investment in the FHLB, our business, financial condition, liquidity, capital and results of operations may be materially adversely affected.

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

Return to Cross Reference Table

the full amount of the goodwill carried on its financial statements was impaired and, accordingly, a goodwill impairment charge was taken in the first quarter of 2009 for the entire book value of goodwill of $3.5 million.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At December 31, 2011, the Company's net deferred tax asset was $9.9 million, of which $5.7 million was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years, the significant improvement in operating results in 2011 compared to 2010 and 2009, and the Company’s expectation of a return to sustained profitability in future years as a result of strong core earnings, management has determined that no valuation allowance was required at December 31, 2011. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

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

In the event an “ownership change” was to occur, we could realize a permanent loss of a portion of our U.S. federal deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is a function of our market capitalization at the time of an “ownership change” and the then prevailing long-term tax exempt rate) and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years). The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank's regulatory capital. We performed an evaluation of potential impairment at December 31, 2011, and determined that if an “ownership change” had occurred on December 31, 2011, we would have had no impairment of our net deferred tax asset.

If we are required to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

At December 31, 2011, our mortgage servicing rights had a book value of $5.4 million and a fair value of approximately $7.3 million. Because of the current interest rate environment and the increasing rate and speed of mortgage refinancings, it is possible that we may have to take a valuation allowance with respect to our mortgage servicing rights in the future. If we are required

Return to Cross Reference Table

in the future to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

Some experts have raised concerns about the financial difficulties that municipalities are experiencing and the potential for many municipalities to become insolvent. Municipal bonds held by us totaled $21.0 million at December 31, 2011, and were issued by different municipalities. The municipal portfolio contains a small level of geographic risk, as approximately 2.0% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 2.7% in Washtenaw County, Michigan. We believe the overall credit quality of the municipalities to be good and expect the municipal bonds to continue to perform in accordance with their terms. However, there can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

Return to Cross Reference Table

We may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operations.

We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation or cause us to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of the Company's communication or information systems, could severely harm the Company’s business.

As part of the its business, the Corporation collects, processes and retains sensitive and confidential client and customer information on behalf of the Company and other third parties. Despite the security measures the Company has in place for its facilities and systems, and the security measures of its third party service providers, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, or failure or interruption of the Company's communication or information systems, could severely damage the Company’s reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt

Return to Cross Reference Table

the Company’s operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on the Company’s business.

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

Return to Cross Reference Table

If we cannot raise additional capital when needed, our ability to further expand our operations through organic growth and acquisitions could be materially impaired.

We are required by federal and state regulatory authorities to maintain specified levels of capital to support our operations. We may need to raise additional capital to support our current level of assets or our growth. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. We cannot assure that we will be able to raise additional capital in the future on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to maintain our current level of assets or to expand our operations through organic growth and acquisitions could be materially limited. Additional information on the capital requirements applicable to the Bank may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” on Page A-26 and A-27, and is incorporated here by reference.

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

On January 16, 2009, we sold to the United States Department of the Treasury $20,600,000 of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, which will pay cumulative dividends at a rate of 5% for the first five years and 9% thereafter. We also issued to Treasury a 10-year Warrant to purchase 311,492 shares of our common stock at an exercise price of $9.92 per share. We will have the right to redeem the preferred stock at any time after three years. The payment of dividends on the TARP CPP preferred stock will reduce the amount of earnings available to pay dividends to common shareholders. This could negatively affect our ability to pay dividends on our common stock.

Under the TARP CPP, we are subject to restrictions on the payment of dividends to common shareholders and the repurchase of common stock. We may not pay any dividends on our common stock unless we are current on our dividend payments on the TARP CPP preferred stock. If we fail to pay in full dividends on the TARP CPP preferred stock for six dividend periods, whether consecutive or not, the holder of the TARP CPP preferred stock would have the right to elect two directors to our board of directors. This right would terminate only upon us declaring and paying in full all accrued and unpaid dividends for all past dividend periods,

Return to Cross Reference Table

including the latest completed dividend period. This right could reduce the level of influence existing common shareholders have in our management policies.

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

We have suspended payment of dividends on our common stock in order to preserve capital. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to the Company is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If the Company or the Bank does not satisfy these regulatory requirements, we would be unable to pay dividends on our common stock. Additional information on restrictions on payment of dividends by the Company and the Banks may be found in Item 1 of this report under "Supervision and Regulation," Item 5 of this report, and under Note 15 on Page A-63, all of which information is incorporated here by reference.

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

Return to Cross Reference Table

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

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt or preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond its control. We cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a shareholder's interest in us.

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

Return to Cross Reference Table

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

ITEM 1B                      UNRESOLVED STAFF COMMENTS

None

ITEM 2                      PROPERTIES

The Company’s executive offices are located in Ann Arbor, MI. The Company and the Bank operate twenty properties in Washtenaw, Lenawee, Livingston and Monroe Counties in Michigan. Six of the properties are leased, and all others are owned. Sixteen properties include banking offices, and all but two of the banking offices offer drive-up banking services. All banking offices also offer ATM service. In addition to banking offices, United operates one loan production office in Brighton, and administrative and support facilities at the Hickman Financial Center, support and training facilities at the Downing Center, a Wealth Management office, and additional training facilities, all in Tecumseh.

ITEM 3                      LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal proceedings other than routine litigation incidental to the business of banking, to which the Company or its subsidiaries are a party or of which any of our properties are the subject. As of the date of this report, neither the Company nor its subsidiaries are involved in any proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent

Return to Cross Reference Table

(5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The following table shows the high and low bid prices of common stock of the Company for each quarter of 2011 and 2010 as quoted on the OTC Bulletin Board, under the symbol of “UBMI” and cash dividends declared for each quarter of 2011 and 2010. The quoted bid prices reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. They also do not include private transactions not involving brokers or dealers. The Company had 1,236 shareholders of record as of December 31, 2011.

	2011			2010
			Cash			Cash
	Market Price		Dividends	Market Price		Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$4.05	$3.35	$-	$8.50	$4.35	$-
2nd	3.75	3.00	-	7.00	4.00	-
3rd	3.50	2.90	-	6.25	3.65	-
4th	2.80	2.20	-	4.00	2.65	-

The board of directors of the Company suspended payment of cash dividends on its shares of common stock in the second quarter of 2009. The board believes that it is in the Company’s best interest to preserve capital given the financial market and economic conditions in Michigan and the United States.

Banking laws and regulations restrict the amount the Bank can transfer to the Company in the form of cash dividends and loans. Those restrictions are discussed in Note 15 on Page A-50, which discussion is incorporated here by reference. In addition, under the CPP, the Company is subject to restrictions on the declaration and payment of dividends to common shareholders. These restrictions are discussed in Part I, Item 1 of this report and Note 15 on Page A-63 which discussion is incorporated here by reference. See also, the risk factor on Page 27 of this report entitled “Our participation in U.S. Treasury's TARP Capital Purchase Program restricts our

Return to Cross Reference Table

ability to pay dividends to common shareholders, restricts our ability to repurchase shares of common stock, and could have other negative effects,” which is incorporated here by reference.

The following table provides information regarding equity compensation plans approved by shareholders as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders	(A)	(B)	(C)
Stock Option Plans (1)	381,743	$21.19	-
Stock Incentive Plan of 2010	102,606	3.35	372,394
Director Retainer Stock Plan (2)	104,489	NA	243,008
Senior Management Bonus Deferral Stock Plan (2)	4,568	NA	21,373
Total	593,406	$17.92	636,775

(1)	The Company's 2005 Stock Option Plan expired on January 1, 2010, and no additional options can be issued under the plan.
(2)
The number of shares credited to participants under the Director Retainer and Deferred Bonus plans is determined by dividing the amount of each deferral by the market price of stock at the date of that deferral.

The Company has no equity compensation plans not approved by shareholders.

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2007 through 2011. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report. Information is unaudited; in thousands, except per share data.

Thousands of dollars
FINANCIAL CONDITION	2011	2010	2009	2008	2007
Assets
Cash and demand balances in other banks	$15,798	$10,623	$10,047	$12,147	$17,996
Federal funds sold and equivalents	91,794	95,599	115,542	6,325	11,130
Securities available for sale	173,197	124,544	92,146	82,101	83,128
Net loans	551,359	577,111	638,012	683,695	637,994
Other assets	52,861	53,833	53,581	48,125	45,439
Total Assets	$885,009	$861,710	$909,328	$832,393	$795,687

Return to Cross Reference Table

Liabilities and Shareholders' Equity	2011	2010	2009	2008	2007
Noninterest bearing deposits	$139,346	$113,206	$99,893	$89,487	$77,878
Interest bearing deposits	625,510	620,792	682,908	620,062	593,659
Total deposits	764,856	733,998	782,801	709,549	671,537
Short term borrowings	-	1,234	-	-	-
Other borrowings	24,035	30,321	42,098	50,036	44,611
Other liabilities	2,344	3,453	3,562	3,357	6,572
Total Liabilities	791,235	769,006	828,461	762,942	722,720
Shareholders' Equity	93,774	92,704	80,867	69,451	72,967
Total Liabilities and Shareholders' Equity	$885,009	$861,710	$909,328	$832,393	$795,687

RESULTS OF OPERATIONS
Interest income	$36,165	$39,770	$43,766	$47,041	$51,634
Interest expense	6,114	8,687	12,251	17,297	21,873
Net Interest Income	30,051	31,083	31,515	29,744	29,761
Provision for loan losses	12,150	21,530	25,770	14,607	8,637
Noninterest income	17,211	16,298	16,899	13,510	13,652
Goodwill impairment	-	-	3,469	-	-
Other noninterest expense (1)	34,618	32,497	33,647	29,963	27,559
Income (loss) before federal income tax	494	(6,646)	(14,472)	(1,316)	7,217
Federal income tax (benefit)	(423)	(2,938)	(5,639)	(1,280)	1,635
Net income (loss)	$917	$(3,708)	$(8,833)	$(36)	$5,582

KEY RATIOS
Return on average assets	0.10%	-0.42%	-1.03%	0.00%	0.72%
Return on average shareholders' equity	0.98%	-4.66%	-10.61%	-0.05%	7.44%
Net interest margin	3.64%	3.79%	3.80%	4.04%	4.18%
Basic and diluted earnings (loss) per share (2) (3)	$(0.02)	$(0.89)	$(1.93)	$(0.01)	$1.06
Cash dividends paid per common share (3)	-	-	0.02	0.70	0.79
Dividend payout ratio	NA	NA	NA	NA	74.3%
Equity to assets ratio (4)	10.6%	9.1%	9.5%	9.1%	9.7%

(1)	Excludes 2009 goodwill impairment.
(2)	Earnings per share data is based on average shares outstanding plus average contingently issuable shares.
(3)	Adjusted to reflect stock dividends paid in 2007.
(4)	Average equity divided by average total assets.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-29, and is incorporated by reference here.

Return to Cross Reference Table

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary financial information required by this item is contained in Note 22 on Page A-74 and A-75, and is incorporated by reference here.

Our consolidated financial statements and related notes are contained on Pages A-30 through A-75 hereof, and are incorporated by reference here.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

(a)
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting system was designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide

Return to Cross Reference Table

reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of the Evaluation Date, and has concluded that, as of the Evaluation Date, the Company's internal control over financial reporting was effective. Management identified no material weakness in the Company's internal control over financial reporting as of the Evaluation Date. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in “Internal Control - Integrated Framework.”

	/s/ Robert K. Chapman	/s/ Randal J. Rabe
	Robert K. Chapman	Randal J. Rabe
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The information required by this item, other than as set forth above, is contained under the heading “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders and is incorporated here by reference

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained under the heading “Compensation of Directors and Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the headings “Compensation of Directors and Executive Officers – Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners,” and “Security Ownership of Management,” in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders and is incorporated here by reference.

Return to Cross Reference Table

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings “Directors and Executive Officers,” and “Directors, Executive Officers, Principal Shareholders and their Related Interests - Transactions with the Bank” in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders and in Note 14 on Page A-61 and is incorporated here by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading “Relationship With Independent Public Accountants” in the Company's definitive Proxy Statement in connection with its 2012 Annual Meeting of Shareholders and is incorporated here by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The index to financial statements is included in Item 8 on Page 34 of this report, and is incorporated here by reference.

	2.	Financial statement schedules are not applicable.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated here by reference.

(c)
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Return to Cross Reference Table

UNITED BANCORP, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
and
Consolidated Financial Statements

Nature of Business

United Bancorp, Inc. (the "Company" or “United”) is a Michigan bank holding company headquartered in Ann Arbor, Michigan. The Company, through its subsidiary bank, United Bank & Trust ("UBT" or the “Bank”), offers a full range of financial services through a system of sixteen banking offices located in Lenawee, Monroe and Washtenaw Counties and one loan production office in Livingston County. The Bank is 100% owner of United Mortgage Company. United Structured Finance Company (“USFC”) is a DBA of the Bank’s structured finance group. While the Company's chief decision makers monitor the revenue streams of the Company’s various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment – commercial banking.

Return to Cross Reference Table

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations of the Company and the Bank.

Background

We are a Michigan corporation headquartered in Ann Arbor, Michigan and serve as the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 2011, we had total assets of approximately $885.0 million, deposits of approximately $764.9 million, and total shareholders' equity of approximately $93.8 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and positions us well for future revenue growth and profitability. During the twelve month period ended December 31, 2011, our non-interest income equaled 36.4% of our operating revenues and for each of the last five years ended December 31, 2011 approximated 33.7% of our operating revenues. This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.44% for the twelve month period ended December 31, 2011. Our average pre-tax, pre-provision return on average assets over the last five years ended December 31, 2011 was approximately 1.70%. The presentation of pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and pre-tax, pre-provision return on average assets, please see "Earnings Summary and Key Ratios” under “Results of Operations” on Page A-17 and A-19.

Our Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened its first loan production office in neighboring Livingston County, Michigan.

Our mortgage company, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been the most active originator of mortgage loans in our market area. United Mortgage Company was the leading residential mortgage lender in Lenawee and Washtenaw Counties for 2010. Information for 2011 is not yet available.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 29.5% of our noninterest income for the twelve months ended December 31, 2011.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2011 and 2010, United Structured Finance Company was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2011, USFC was the third largest SBA 7A lender in Michigan, based on loan volume.

Economic Trends

Our primary market area is Washtenaw, Livingston, Lenawee, and Monroe Counties in Michigan, and generally encompasses the Ann Arbor metropolitan area, which we believe is our primary area for future organic growth.

Michigan had the eleventh highest seasonally-adjusted unemployment rate in the United States at November 20111, improving from the fourth highest as of December 2010.2 The Michigan seasonally-adjusted unemployment rate of 9.3%3 for December 2011 was the lowest monthly rate since September 2008.4 University of Michigan economists estimate that Michigan will see employment growth for 2011 of 63,000 total net jobs when final numbers are available, just two years after losing 245,000 jobs during 2009. Michigan lost just 12,900 jobs in all of 2010, representing a significant decrease from the monthly average loss of 16,500 in 2008 and 17,000 in 2009, to an average monthly decline of 1,100 jobs in 2010. 5

Washtenaw County had the lowest unadjusted unemployment rate in the state at 5.2% for November 2011.6 Washtenaw County had a population of approximately 345,000 for 20107 and had a median household income of approximately $54,900 for 2009, which was the fourth highest in the state.8

The economic base of Washtenaw County has a substantial reliance on health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total employment, in large part due to the University of Michigan and the University of Michigan Medical Center.

1U.S. Bureau of Labor Statistics, Local Area Unemployment Statistics, Unemployment Rates for November 2011.
2 U.S. Bureau of Labor Statistics, Local Area Unemployment Statistics, Unemployment Rates for December 2010.
3 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, Statewide, Adjusted (Monthly Historical).
4 Id..
5 University of Michigan News Service, Michigan's Economy Will Continue to Add Jobs, November 18, 2011.
6 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, by County (November, 2011).
7 Michigan State Senate, Senate Fiscal Agency, Michigan Population by County.
8 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Livingston County had an unadjusted unemployment rate of 7.6% for November 2011.9 The county had a population of approximately 181,000 for 201010 and had a median household income of approximately $68,500 for 2009, which was the highest in the state.11 Approximately 35 percent of the land in Livingston County is used for farming, and a large portion of the population works outside the county. Manufacturing in the county is dominated by auto-related sectors. 12 Of the 171 counties in Michigan and Ohio, Livingston County is projected to have the highest market growth potential over the next five years.13

The economic base of Lenawee and Monroe Counties is primarily agricultural and light manufacturing, with their manufacturing sectors exhibiting moderate dependence on the automotive industry. Lenawee County had a population of approximately 100,000 for 201014 and a median household income of approximately $46,700 for 2009.15 Monroe County had a population of approximately 152,000 for 201016 and a median household income of approximately $53,200 for 2009.17  Lenawee County had an unadjusted unemployment rate of 8.5% for November 201118 and Monroe County had an unadjusted unemployment rate of 7.5% for that same month.19

Market Developments

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection ("CFPB"), and will require the CFPB and other federal agencies to implement many new and significant rules and regulations. The act is categorized into 16 titles and requires regulators to create rules, conduct studies, and issue periodic reports. The rulemaking phase began shortly after enactment. Implementation is occurring in stages, and widespread and complex changes are expected.The Dodd-Frank Act contains more than 300 provisions that expressly indicate that rulemaking is either required or permitted.20 At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

 9 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, by County (November 2011).
10 Michigan State Senate, Senate Fiscal Agency, Michigan Population by County.
11 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
12 Economic Development Council of Livingston County, Michigan www.livingstonedc.com.
13 BankIntelligence.com.
14 U.S. Census Bureau, Population Finder (Lenawee County).
15 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
16 U.S. Census Bureau, Population Finder (Monroe County).
17 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
18 Michigan Labor Market Information, Data Explorer –Unemployment Statistics (November 2011).
19 Id.
20 Navigating Dodd-Frank: An Implementation Update and Resource Guide; SRC Insights: First Quarter 2011; Federal Reserve Bank of Philadelphia

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Deposit Insurance

In 2011, the FDIC changed the assessment base for FDIC insurance assessments from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.21 The new measurement defines tangible equity as Tier 1 capital. Since the new base is larger than the current base, the FDIC lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. Initial assessment rates were determined by combining supervisory ratings with financial ratios. Under the new rule, the Bank pays 20% to 35% less in FDIC assessments than under the prior methodology, at similar risk ratings and balance sheet size. Those reductions were realized in 2011 beginning with the assessment for the second quarter of 2011 and payable at the end of September 2011.

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

Board Leadership

James C. Lawson was elected as Chairman of the Board following the 2011 Annual Meeting of Shareholders. Mr. Lawson has a diverse background in the formation and operation of a successful business, and has served as a Director of the Company since 1986. Lawson succeeded David S. Hickman, who reached mandatory Board retirement age in 2011. Director James D. Buhr was elected as Vice Chairman of the Board following the 2011 Annual Meeting of Shareholders.

21 FDIC Notice of Proposed Rulemaking and Request for Comment, November 9, 2010

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $12.0 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2011 and 2010. At December 31, 2011 the Bank’s Tier 1 capital ratio was 9.20%, and its ratio of total capital to risk-weighted assets was 15.49%.

Executive Summary

The Company achieved consolidated net income of $917,000 for the twelve months ended December 31, 2011, improving from a full year loss of $3.7 million in 2010. While the Company’s provision for loan losses has declined significantly from 2010 levels, net interest margin has also declined as a result of continued low interest rates and continued elevated levels of liquidity. In addition, while credit quality continues to improve, expenses relating to collection and disposition of troubled assets have increased.

The Company’s return on average assets for the twelve month period ended December 31, 2011 was 0.10%, compared to -0.42% for the same period of 2010. Return on average shareholders’ equity of 0.98% for the twelve months ended December 31, 2011 was up from -4.66% for the same period of 2010.

Net interest income for 2011 was 3.3% lower than achieved in 2010, in spite of an increase in average earning assets. At the same time, the Company’s net interest margin has declined in part as a result of a 40.1% increase in average balances of investments in 2011 compared to 2010, continued declines in loan balances, increased deposit balances and elevated levels of short-term liquid assets, and in spite of a relatively large increase in non-interest bearing deposits.

Noninterest income improved by $913,000, or 5.6%, in 2011 as compared to 2010. Most categories of noninterest income contributed to this improvement, while deposit service charges continued the decline noted over the past two years, with a decrease of 10.0% in 2011 compared to 2010. That followed a decline of 19.8% for 2010 compared to 2009.

Total noninterest expenses increased by 6.5% for all of 2011 compared to 2010. Substantial decreases in FDIC insurance premiums and modest decreases in occupancy and equipment expense were more than offset by increases in most other noninterest expense categories.

The Company’s provision for loan losses for the twelve months ended December 31, 2011 of $12.2 million was down 43.6% from $21.5 million for the same period of 2010. This significantly reduced level of provision for loan losses is a result of a decline in nonperforming loans, a reduction in nonperforming asset formation, and a slowdown in loan rating downgrades during 2011.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Total consolidated assets of the Company were $885.0 million at December 31, 2011, up 2.7% from $861.7 million at December 31, 2010. Gross portfolio loans have continued to decline in 2011 as a result of stagnant loan demand, charge-offs and the Company’s effective use of loan sales and servicing to mitigate credit and interest rate risk. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. While the Company’s portfolio loans have declined by $28.3 million, or 4.8%, since December 31, 2010, the balance of loans serviced for others has increased by $80.1 million, or 12.2%, over the same period.

The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $91.8 million at December 31, 2011, compared to $95.6 million at December 31, 2010. Balances of securities held for sale increased by $48.7 million, or 39.1% during the same period.

United experienced significant growth in balances of non-interest bearing deposits during 2011, while interest-bearing deposits were up modestly during the same period. Total deposits increased by $30.9 million, or 4.2%, from December 31, 2010 to December 31, 2011. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of deposits was 0.83% for all of 2011, down from 1.13% for 2010.

The Company’s ongoing proactive efforts to resolve nonperforming loans have contributed to the Company’s improving credit quality trends in 2011. Within the Company’s loan portfolio, $25.8 million of loans were considered nonperforming at December 31, 2011, compared to $29.2 million as of December 31, 2010. Total nonperforming loans as a percent of total portfolio loans improved from 4.94% at the end of 2010 to 4.57% at December 31, 2011. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more and exclude accruing restructured loans. Balances of accruing restructured loans at December 31, 2011 and 2010 were $21.8 million and $17.3 million, respectively.

The Company’s ratio of allowance for loan losses to total loans at December 31, 2011 was 3.66%, and covered 80.0% of nonperforming loans, compared to 4.25%, and 86.0%, respectively, at December 31, 2010. The Company’s allowance for loan losses decreased by $4.5 million, or 18.0%, from December 31, 2010 to December 31, 2011. Net charge-offs of $16.7 million for 2011 were 1.8% above the $16.4 million charged off in 2010.

Financial Condition

Securities

Balances in the securities portfolio increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below

Return to MD&A Table of Contents

Return to Cross Reference Tabe

reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of 2011 and 2010.

	December 31, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$49,366	28.5%	$33,687	27.0%
Mortgage-backed agency securities	102,697	59.3%	66,098	53.1%
Obligations of states and political subdivisions	20,977	12.1%	24,605	19.8%
Corporate, asset backed and other securities	126	0.1%	126	0.1%
Equity securities	31	0.0%	28	0.0%
Total Investment Securities	$173,197	100.0%	$124,544	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 2.0% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 2.7% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions. The Company has no investments in securities of issuers outside of the United States.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at the end of 2011 and 2010.

In thousands of dollars	12/31/11	12/31/10	Change
U.S. Treasury and agency securities	$367	$(210)	$577
Mortgage-backed agency securities	842	384	458
Obligations of states and political subdivisions	1,287	764	523
Equity securities	5	2	3
Total Net Unrealized Gains	$2,501	$940	$1,561

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $74.3 million for the first nine months of 201122, and continues to pay dividends on its stock. The Company regularly reviews the credit quality of FHLBI stock for

22 Federal Home Loan Bank of Indianapolis, Form 10-Q for the third quarter of 2011

Return to MD&A Table of Contents

Return to Cross Reference Tabe

impairment, and determined that no impairment of FHLBI stock was necessary as of December 31, 2011.

Loans

As a full service lender, the Bank offers a variety of loan products in its markets. Portfolio loan balances declined by 4.8% in 2011, with the declines across all major categories of the portfolio. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats and recreational vehicles, and other items for personal use. Personal loan balances declined by 3.7% for the year. Business loan balances were down 5.4% during 2011, following a decline of 9.7% in 2010. The decline in loans to commercial enterprises reflects a continued stagnation in demand, primarily relating to the current economic conditions, as well as write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in its portfolio. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolio of the Bank. Refinancing activity has resulted in a decline in residential mortgage balances on the Bank's portfolio of 3.4% in 2011 and 0.5% in 2010.

The Bank’s loan portfolio includes $7.4 million of purchased participations in business loans originated by other institutions. These participations represent 1.4% of total portfolio loans. Of those participation loans, 75.5% of the outstanding balances are the result of participations purchased from other Michigan banks.

Outstanding balances of loans for construction and development declined by approximately $1.8 million, or 4.4%, during 2011. The change in balances reflects an increase in the amount of individual construction loan volume, combined with the shift of some construction loans to permanent financing and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolios or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the balances of each of the various categories of loans of the Company, along with the percentage of the total portfolio, as of the end of 2011 and 2010.

	December 31, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$103,405	18.3%	$107,399	18.1%
Business, including commercial mortgages	335,133	59.5%	354,340	59.9%
Tax exempt	2,045	0.4%	2,169	0.4%
Residential mortgage	83,072	14.7%	86,006	14.5%
Construction and development	39,721	7.0%	41,554	7.0%
Deferred loan fees and costs	326	0.1%	517	0.1%
Total portfolio loans	$563,702	100.0%	$591,985	100.0%

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes 90 days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient. The chart below shows the amount of nonperforming assets by category at December 31, 2011 and 2010.

	December 31,		Change
Nonperforming Assets, in thousands of dollars	2011	2010	$	%
Nonaccrual loans	$25,754	$28,661	$(2,907)	-10.1%
Accruing loans past due ninety days or more	31	583	(552)	-94.7%
Total nonperforming loans	25,785	29,244	(3,459)	-11.8%
Other assets owned	3,669	4,304	(635)	-14.7%
Total nonperforming assets	$29,454	$33,548	$(4,094)	-12.2%
Percent of nonperforming loans to total loans	4.57%	4.94%	-0.37%
Percent of nonperforming assets to total assets	3.33%	3.89%	-0.57%
Allowance coverage of nonperforming loans	80.0%	86.0%	-6.03%

Loans delinquent 30-89 days	$6,468	$7,838	$(1,370)	-17.5%

Accruing restructured loans
Business, including commercial mortgages	$10,404	$10,382	$22	0.2%
Construction and development	8,186	4,045	4,141	102.4%
Residential mortgage	3,078	2,844	234	8.2%
Home Equity	171	-	171	0.0%
Total accruing restructured loans	$21,839	$17,271	$4,568	26.4%

Total nonaccrual loans have decreased by $2.9 million, or 10.1% since the end of 2010, while accruing loans past due ninetydays or more have decreased by $552,000, or 94.7% for the same period. The change in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the migration of some loans to nonaccrual status. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

Total nonperforming loans have decreased by $3.5 million, or 11.8%, since December 31, 2010. Total nonperforming loans as a percent of total portfolio loans were 4.57% at December 31, 2011, down from 4.94% at December 31, 2010, while the allowance coverage of nonperforming loans decreased from 86.0% at December 31, 2010 to 80.0% at December 31, 2011. Loan

Return to MD&A Table of Contents

Return to Cross Reference Tabe

workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by 14.7% since the end of 2010, as the Bank continued to sell assets while others have been added to its totals. At December 31, 2011, other real estate owned included 42 properties that were acquired through foreclosure or in lieu of foreclosure. The properties included 26 commercial properties, seven of which were the result of out-of-state loan participations, and sixteen residential properties. All properties are for sale. Other repossessed assets at December 31, 2011 consisted of one automobile.

The following table reflects the changes in other assets owned during 2011.

In thousands of dollars	Other Real Estate	Other Assets	Total
Balance at January 1	$4,278	$26	$4,304
Additions	3,250	95	3,345
Sold	(2,942)	(119)	(3,061)
Write-downs of book value	(928)	-	(928)
Balance at December 31	$3,657	$12	$3,669

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

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.7 million at December 31, 2011 and $8.5 million at December 31, 2010. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $21.8 million at December 31, 2011 and $17.3 million at December 31, 2010.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than ninety days delinquent as of the end of the most recent quarter. All TDRs are considered impaired by the Company. When it is determined that the borrower has met the six month satisfactory performance period (or six payments) under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan, the loan is considered to be performing. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets both of these criteria.

Accruing restructured loans at December 31, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $18.6 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $8.2 million of construction and land development ("CLD") loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.38%, compared to 5.54% earned on the entire commercial loan portfolio in the fourth quarter of 2011.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of fifteen loans for a total of $3.2 million at December 31, 2011. The average yield on modified residential mortgage and home equity loans was 3.96%, compared to 5.71% earned on the entire residential mortgage loan portfolio in the fourth quarter of 2011. The Company has no personal loans other than the loans described in the paragraph above that are classified as troubled debt restructurings.

As a result of adopting the amendments in Accounting Standards Update ("ASU") No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) to determine whether they are now considered troubled debt restructurings. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in Accounting Standards Codification ("ASC") 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $1.5 million.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

In addition, the Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at December 31, 2011. Where current appraisals were previously performed in the fourth quarter of 2010, properties were re-appraised during the fourth quarter of 2011. In addition, the Company utilized collateral values to estimate the fair value of certain TDR loans. All of the Company’s accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of December 31, 2011 and 2010.

Thousands of dollars	12/31/11	12/31/10	Increase
Balance of TDR loans	$21,839	$17,271	$4,568
Specific reserve on above loans	4,764	1,566	3,198
Percent	21.8%	9.1%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $52.0 million of impaired loans have been identified as of December 31, 2011, up from $48.8 million as of December 31, 2010. The specific allowance for impaired loans was $9.0 million at December 31, 2011, compared to $9.2 million at December 31, 2010. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of the provision made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

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

Return to MD&A Table of Contents

Return to Cross Reference Tabe

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

Allowance for Loan Losses. The Company’s allowance for loan losses has decreased by $3.7 million in the fourth quarter of 2011 and by $4.5 million over the twelve months ended December 31, 2011. A number of factors caused the decline in the fourth quarter and full year of 2011. Net charge-offs for the fourth quarter of 2011 were $4.0 million, most of which represented specific reserves which had been provided for in previous quarters.

As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company’s allowance for loan losses for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011. The impact of the decrease in the allowance due to the new methodology was largely offset by an increase in the specific reserve associated with the Company’s troubled debt restructurings of $3.2 million during 2011, which included the impact of adopting the amendments in ASU No. 2011-02.

The allowance as a percent of total loans decreased from 4.25% at December 31, 2010 to 3.66% at December 31, 2011. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant.

Further information concerning credit quality is contained in Note 5 of the Notes to Consolidated Financial Statements, which information is incorporated here by reference.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At December 31, 2011, core deposits accounted for 98.8% of total deposits, as compared to 97.3% at December 31, 2010. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include deposits held through the Certificate of Deposit Account Registry Service® (“CDARS”) as they represent deposits originated in the Bank’s market area.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	2011 Change		2010 Change
In thousands of dollars	Amount	Percent	Amount	Percent
Noninterest bearing deposits	$26,140	23.1%	$13,313	13.3%
Interest bearing deposits	4,718	0.8%	(62,116)	-9.1%
Total deposits	$30,858	4.2%	$(48,803)	-6.2%

Total deposits grew by $30.9, or 4.2%, in the twelve months ended December 31, 2011, compared to a decline of $48.8 million, or 6.2%, in the twelve months ended December 31, 2010. The Bank’s noninterest bearing deposits increased by 23.1% during 2011, while interest bearing deposits grew by 0.8%. As part of its capital ratio improvement initiatives, United generally did not replace maturing wholesale deposits in 2011 or 2010. The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products. In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Bank's deposit rates are consistently competitive with other banks in its market areas.

Noninterest bearing deposits made up 18.2% of total deposits at December 31, 2011, compared to 15.4% at December 31, 2010. The table below shows the makeup of the Company’s deposits at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
In thousands of dollars	Balance	% of total	Balance	% of total
Noninterest bearing deposits	$139,346	18.2%	$113,206	15.4%
Interest bearing deposits	625,510	81.8%	620,792	84.6%
Total deposits	$764,856	100.0%	$733,998	100.0%

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

The Bank also has the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds and equivalents were used during 2011 and 2010, while short term advances and discount window borrowings were not utilized during either year.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

At December 31, 2010, the Company’s balance sheet included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. Qualifying loans were carried as loans held for sale, while the sold portion of the loans was carried as secured borrowing for a 90-day period. In the first quarter of 2011, the Company modified its SBA 7a loan sales contract to eliminate a 90-day warranty period to the purchaser of the loans, eliminating the requirement to record a liability for the sold portion of the loans, and the Company’s balance sheet included no short-term borrowings related to SBA loans at December 31, 2011.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 11 of the Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $917,000 for 2011, improving from a loss of $3.7 million in 2010. Net interest income for 2011 was 3.3% lower than in 2010, as investments increased while average loan balances declined. At the same time, the Company’s net interest margin continued to decline as a result of a decline in loan balances and continued elevated levels of investments and short-term liquid assets, and in spite of a relatively large increase in non-interest bearing deposits. The Company’s return on average assets for 2011 was 0.10%, compared to -0.42% for 2010 and -1.00% for 2009. Return on average shareholders’ equity for 2011 was 0.98%, compared to -4.66% for 2010 and -10.47% for 2009.

Total noninterest income for the twelve months ended December 31, 2011 improved by $913,000, or 5.6%, as compared to the same period of 2010. Most categories of noninterest income contributed to this improvement, while deposit service charges continued the decline noted over the past two years. Noninterest income represented 36.4% of the Company’s total revenues for 2011, compared to 34.4% for 2010.

Noninterest expense for the twelve month period ended December 31, 2011 was up 6.5% compared to the same period of 2011. The largest dollar amount of increase for 2011 was in salaries and employee benefits. Expenses relating to ORE properties, and attorney and other professional fees reflect costs related to the Company’s credit quality concerns, and expenses in those categories increased in the twelve months ended December 31, 2011 compared to the same period of 2010. Those items are discussed in more detail later in this discussion.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

The following table shows the trends of the major components of earnings and related ratios for the five most recent quarters.

	2011				2010
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$7,687	$7,437	$7,525	$7,402	$7,735
Provision for loan losses	250	6,000	3,100	2,800	4,930
Noninterest income	4,635	4,256	4,395	3,925	4,553
Noninterest expense	8,815	9,084	8,501	8,218	8,225
Federal income taxes	960	(1,291)	(42)	(50)	(440)
Net income (loss)	$2,297	$(2,100)	$361	$359	$(427)
Basic and diluted earnings (loss) per share	$0.16	$(0.19)	$0.01	$0.01	$(0.11)
Return on average assets	1.03%	-0.95%	0.17%	0.17%	-0.20%
Return on average shareholders' equity	9.89%	-8.85%	1.55%	1.57%	-2.12%
Net interest margin	3.67%	3.58%	3.69%	3.62%	3.81%
Efficiency Ratio (tax equivalent basis)	70.9%	77.0%	70.7%	71.8%	66.3%
Dividend payout ratio	0.0%	0.0%	0.0%	0.0%	0.0%
Tier 1 Leverage Ratio	9.9%	9.6%	10.1%	10.0%	10.2%

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income (“PTPP Income”) and pre-tax, pre-provision return on average assets (“PTPP ROA”). PTPP Income adjusts net income before federal income tax by the amount of the Company’s provision for loan losses, which is excluded because its level is elevated and volatile in times of economic stress. PTPP ROA measures PTPP Income as a percent of average assets. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison. Management believes that PTPP Income and PTPP ROA are useful and consistent measures of the Company’s earning capacity, as these financial measures enable investors and others to assess the Company’s ability to generate capital to cover losses through a credit cycle, particularly in times of economic stress.

United’s PTPP ROA for the twelve month period ended December 31, 2011 of 1.44% was down from 1.70% for the twelve month period ended December 31, 2010. The Company’s relatively strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The reduction in PTPP ROA in 2011 was in part a result of increases in noninterest expenses relating to collection and disposition of troubled assets.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

The table below shows the calculation and trend of PTPP Income and PTPP ROA for the twelve month periods ended December 31, 2011, 2010 and 2009.

	Twelve Months Ended December 31,
Dollars in thousands	2011	2010	Change	2009	Change
Interest income	$36,165	$39,770	-9.1%	$43,766	-9.1%
Interest expense	6,114	8,687	-29.6%	12,251	-29.1%
Net interest income	30,051	31,083	-3.3%	31,515	-1.4%
Noninterest income	17,211	16,298	5.6%	16,899	-3.6%
Noninterest expense (1)	34,618	32,497	6.5%	33,647	-3.4%
Pre-tax, pre-provision income	$12,644	$14,884	-15.0%	$14,767	0.8%
Average assets	$876,008	$874,768	0.1%	$883,711	-1.0%
Pre-tax, pre-provision ROA	1.44%	1.70%	-0.26%	1.67%	0.03%
Reconcilement to GAAP income:
Provision for loan losses	$12,150	$21,530	-43.6%	$25,770	-16.5%
Goodwill impairment	-	-	0.0%	3,469	-100.0%
Income tax benefit	(423)	(2,938)	NA	(5,639)	NA
Net income (loss)	$917	$(3,708)	NA	$(8,833)	NA

(1)	Excludes goodwill impairment charge in 1st quarter of 2009

Net Interest Income

Declining interest rates over the past few years have significantly reduced the Company’s yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 9.1% in 2011 compared to 2010, while interest expense decreased 29.6% for 2011 compared to 2010, resulting in a reduction in net interest income of 3.3% for 2011 compared to 2010. Net interest margin for all of 2011 was 3.64%, compared to 3.79% for 2010. The Company’s net interest margin has continued to trend downward year over year, as a result of a decline in loan balances and continued elevated levels of investments and short-term liquid assets, and in spite of a relatively large increase in non-interest bearing deposits.

Tax-equivalent yields on earning assets declined from 4.83% for 2010 to 4.37% for 2011, for a reduction of 46 basis points. The Company's average cost of funds decreased by 32 basis points, and tax-equivalent spread declined from 3.56% for 2010 to 3.42% for all of 2011. The following table provides a summary of the various components of net interest income, as well as the results of changes in average balance sheet makeup that have resulted in the changes in spread and net interest margin for 2011, 2010 and 2009.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Dollars in thousands	2011			2010			2009
Assets	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate
Interest earning assets (a)
Federal funds sold and equivalents	$101,985	$260	0.25%	$93,072	$235	0.25%	$61,027	$153	0.25%
Taxable securities	127,448	2,731	2.14%	79,088	2,136	2.69%	60,363	1,896	3.14%
Tax exempt securities (b)	22,276	1,147	5.15%	27,805	1,455	5.69%	33,594	1,989	5.92%
Taxable loans (c)	581,283	32,291	5.56%	632,319	36,279	5.74%	690,299	40,238	5.83%
Tax exempt loans (b)	2,105	174	8.28%	2,359	194	8.23%	2,767	210	7.57%
Total interest earning assets (b)	835,097	$36,604	4.37%	834,643	$40,299	4.83%	848,049	$44,486	5.25%
Cash and due from banks	13,742			13,683			12,301
Other nonearning assets	52,475			48,768			46,027
Allowance for loan losses	(25,306)			(22,326)			(22,666)
Total Assets	$876,008			$874,768			$883,711

Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$350,985	$854	0.24%	$356,153	$1,378	0.39%	$340,509	$1,752	0.51%
Other interest bearing deposits	265,143	4,242	1.60%	292,693	5,975	2.04%	308,962	8,650	2.80%
Total interest bearing deposits	616,128	5,096	0.83%	648,846	7,353	1.13%	649,471	10,402	1.60%
Short term borrowings	190	65	NM	2,022	144	7.10%	-	-	0.00%
Long term borrowings	26,947	953	3.49%	32,524	1,190	3.66%	44,896	1,849	4.12%
Total interest bearing liabilities	643,265	6,114	0.95%	683,392	8,687	1.27%	694,367	12,251	1.76%
Noninterest bearing deposits	136,389			108,390			102,549
Total including noninterest bearing deposits	779,654	6,114	0.78%	791,782	8,687	1.10%	796,916	12,251	1.54%
Other liabilities	3,096			3,442			2,462
Shareholders' equity	93,258			79,544			84,333
Total Liabilities and Shareholders' Equity	$876,008			$874,768			$883,711
Net interest income (b)		$30,490			$31,612			$32,236
Net spread (b)			3.42%			3.56%			3.49%
Net yield on interest earning assets (b)			3.64%			3.79%			3.80%
Tax equivalent adjustment on interest income		439			529			721
Net interest income per income statement		$30,051			$31,083			$31,515
Ratio of interest earning assets to interest bearing liabilities			1.30			1.22			1.22

(a)	Nonaccrual loans and overdrafts are included in the average balances of loans.
(b)	Fully tax-equivalent basis; 34% tax rate.
(c)	Loan fee income of $460, $372 and $755 is included in the computation of loan income for 2011, 2010 and 2009, respectively.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Provision for Loan Losses

The Company’s provision for loan losses for 2011 was $12.2 million, down 43.6% from $21.5 million for 2010. This significantly reduced level of provision for loan losses is a result of a decline in nonperforming loans, a reduction in nonperforming asset formation, and a slowdown in loan rating downgrades. For 2011, the Company’s net charge offs exceeded its provision for loan losses by $4.5 million, as the Company realized losses for which it had previously provided for in its allowance for loan losses.

In addition, as discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company’s allowance for loan losses for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011. The impact of the decrease in the allowance (and provision for loan losses) due to the new methodology was largely offset by an increase in the specific reserve associated with the Company’s troubled debt restructurings of $3.2 million during 2011, which included the impact of adopting the amendments in ASU No. 2011-02.

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

Noninterest Income

Total noninterest income increase by 5.6% in 2011, following a decline of 3.6% in 2010 compared with 2009. The following table summarizes changes in noninterest income by category for the twelve month periods ended December 31, 2011, 2010 and 2009.

Dollars in thousands	2011	2010	Change	2009	Change
Service charges on deposit accounts	$1,971	$2,191	-10.0%	$2,731	-19.8%
Wealth Management fee income	5,079	4,518	12.4%	4,070	11.0%
Gains (losses) on securities transactions	-	31	-100.0%	(24)	-229.2%
Income from loan sales and servicing	6,434	6,351	1.3%	6,689	-5.1%
ATM, debit and credit card fee income	2,176	1,940	12.2%	2,174	-10.8%
Other income	1,551	1,267	22.4%	1,259	0.6%
Total noninterest income	$17,211	$16,298	5.6%	$16,899	-3.6%

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Service charges on deposit accounts were down 10.0% in 2011 following a decrease of 19.8% in 2010 over 2009. This continuing decline is in spite of the Company's 23.1% growth of noninterest bearing deposit account balances over the twelve months ended December 31, 2011. No significant changes to service charge structure were implemented in 2011 or 2010, and substantially all of the decline in service charges in 2010 and 2011 was due to a reduction in NSF and overdraft fees collected in part as a result of changes in banking regulations governing collection of these fees, effective in mid-2010.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income, and in 2011, was responsible for the largest dollars of increase in the Company’s total noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Bank’s offices. Wealth Management income improved by 12.4% in 2011 compared to 2010, following an increase of 11.0% in 2010 compared to 2009. Market values of assets managed by the Wealth Management Group have continued to recover in the past two years as financial markets have rebounded, resulting in improvement in fee income.

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

Income from loan sales and servicing increased by 1.3% in 2011 compared to 2010, following a decrease of 5.1% in 2010 compared to 2009. The decrease from 2009 to 2010 was due in part to a positive valuation adjustment to loan servicing rights of $520,000 in 2009, and the Company had no servicing rights valuation adjustment in 2010 or 2011. The loan servicing rights valuation adjustment in 2009 was a reflection of a slowing of prepay speeds in the industry. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

In thousands of dollars	2011	2010	Change	2009	Change
Residential mortgage sales and servicing	$5,307	$5,272	0.7%	$6,009	-12.3%
USFC loan sales and servicing	1,127	1,079	4.4%	680	58.7%
Total income from loan sales and servicing	$6,434	$6,351	1.3%	$6,689	-5.1%

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Fee income in these areas improved by 12.2% in 2011 compared to 2010, following a reduction in 2010 compared to 2009. That decrease

Return to MD&A Table of Contents

Return to Cross Reference Tabe

reflected changes made in its provider of credit card services for the Bank late in 2009. Expenses relating to production of that fee income were also reduced, with a net benefit to the Bank.

Other income includes income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees, income from bank-owned life insurance, as well as gains on the sale of assets, which generally represent gains realized on the sale of other real estate owned. Gains on the sale of ORE property was $301,000 in 2011, compared to $41,000 in 2010.Total other income was up 22.4% in 2011 compared to 2010, following an increase of 0.6% from 2009 to 2010

Noninterest Expense

Total noninterest expense for the twelve month period ended December 31, 2011 was up 6.5% compared to the same period of 2011, following a decrease of 12.4% in 2010 compared to 2009. The following table summarizes changes in the Company's noninterest expense by category for 2011, 2010 and 2009.

In thousands of dollars	2011	2010	Change	2009	Change
Salaries and employee benefits	$18,971	$17,217	10.2%	$17,904	-3.8%
Occupancy and equipment expense, net	5,015	5,207	-3.7%	5,255	-0.9%
External data processing	1,342	1,206	11.3%	1,590	-24.2%
Advertising and marketing	625	610	2.5%	605	0.8%
Attorney, accounting and other professional fees	1,678	1,561	7.5%	1,183	32.0%
Expenses relating to ORE property	2,019	1,698	18.9%	1,797	-5.5%
FDIC Insurance premiums	1,315	1,806	-27.2%	1,954	-7.6%
Goodwill impairment	-	-	0.0%	3,469	-100.0%
Other expenses	3,653	3,192	14.4%	3,359	-5.0%
Total Noninterest Expense	$34,618	$32,497	6.5%	$37,116	-12.4%

Salaries and employee benefits, which are the Company’s largest single area of expense, increased by 10.2% in 2011 compared to 2010, following a decrease of 3.8% in 2010 compared to 2009. The increase in 2011 reflects, in part, the reinstatement of the Company’s match portion of its 401(k) effective January 1, 2011, increased health and life insurance premiums, and continued higher levels of commissions and other compensation costs related to the generation of wealth management income and income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its future anticipated growth, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2010 or 2011.

Occupancy and equipment expenses decreased by 3.7% in 2011 compared to 2010, following a decrease of 0.9% in 2010 compared to 2009. This decrease in 2011 compared to 2010 is primarily a result of reduced costs of software and depreciation of furniture and equipment.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

The increase in external data processing costs in 2011 compared to 2010 reflects in part conversion expenses in the third quarter of 2011 relating to the conversion of the Wealth Management Group to a different processing provider. Advertising and marketing expenses for 2011 were up 2.5% compared to 2010, following an increase of 0.8% in 2010 compared to 2009.

Attorney, accounting and other professional fees were up 7.5% in 2011 compared to 2010, following an increase of 32.0% for 2010 compared to 2009. While much of the increase in both years represents attorney and appraisal fees related to the Bank’s credit issues, the Company also incurred data processing conversion costs during the second and third quarters of 2010 relating to the consolidation of the Company’s subsidiary banks, which resulted in the large increase in 2010 compared to 2009.

Expenses related to ORE property included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. Expenses in this category increased by 18.9% in the twelve months ended December 31, 2011 compared to the same period of 2010, following a decrease of 5.5% from 2009 to 2010. Deterioration in the value of certain of these properties resulted in write-downs and losses on the sale of properties of $1.0 million in 2011, $873,000 for 2010, and $1.2 million for 2009. Assets were written down to their estimated fair value less costs to sell, as a result of a decline in prevailing real estate prices and the Bank’s experience with increased foreclosures resulting from the weakened economy.

As a result of an evaluation of the value of its goodwill, United took an impairment charge of $3.47 million during the first quarter of 2009. Additional information regarding the 2009 goodwill impairment charge is included in Note 8 of the Notes to  the Consolidated Financial Statements, which information is incorporated here by reference.

Other expenses were up 14.4% in 2011 compared to 2010, with most of the increase in this category resulting from unreimbursed fraud losses on debit cards and losses related to serviced loans. That increase followed a decline of 5.0% in 2010 compared to 2009.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years.

Dollars in thousands	2011	2010	2009
Income (Loss) before tax	$494	$(6,646)	$(14,472)
Federal income tax benefit	(423)	(2,938)	(5,639)
Effective federal tax rate	-85.6%	44.2%	39.0%

The effective tax rates for 2010 and 2009 were a calculated benefit based upon a pre-tax loss. For 2011, 2010 and 2009, the differences between the effective rates and the Company’s expected tax rate were primarily due to the benefit from tax-exempt income.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

At December 31, 2011, the Company had net operating losses of $7.6 million that are being carried forward to reduce future taxable income. The carryforwards expire in 2030 and 2031. As of December 31, 2011, the Company had low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2031, and the alternative minimum tax credits have no expiration date.

The Company’s net deferred tax asset was $9.9 million at December 31, 2011. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based upon analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2011 or 2010. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

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

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $91.8 million at December 31, 2011, down from $95.6 million at December 31, 2010. The 4.0% decrease has resulted from increases in investments, along with planned decreases in wholesale funding that exceeded reductions in loan balances, as United did not replace maturing FHLB advances or wholesale deposits in 2011. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2011 or 2010.

At December 31, 2010, the Company’s balance sheet included short-term borrowings representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. In the first quarter of 2011, the Company eliminated the 90-day warranty period to borrowers in its sales contracts for SBA 7a loans, and there were no short-term borrowings on the books of the Company at December 31, 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. Theselong-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. During 2011, the Bank procured no new

Return to MD&A Table of Contents

Return to Cross Reference Tabe

advances and repaid $6.3 million in matured borrowings and scheduled principal payments, resulting in a decrease in total FHLBI borrowings outstanding for the year. Information concerning available lines is contained in Note 10 of the Notes to Consolidated Financial Statements.

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

Return to MD&A Table of Contents

Return to Cross Reference Tabe

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

We conducted multiple simulations as of December 31, 2011, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 200 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2011. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

Dollars in thousands	Change in Net Interest Income
Interest Rate Scenario	Amount	Percent
Interest rates down 200 basis points	$(3,061)	-9.7%
Interest rates down 100 basis points	(2,123)	-6.7%
No change in interest rates	(611)	-1.9%
Interest rates up 100 basis points	252	0.8%
Interest rates up 200 basis points	1,176	3.7%
Interest rates up 300 basis points	2,293	7.3%
Interest rates up 400 basis points	3,390	10.8%

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

Capital Resources

The common stock of the Company is quoted on the OTC Bulletin Board under the symbol “UBMI.” As was the case with much of the financial services industry, the stock of the Company continued to experience significant price declines during 2011 and 2010. In December 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. Since the public offering, the Company has contributed $12 million to the capital of the Bank to increase the Bank's capital and regulatory capital ratios.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

UBT is party to an MOU as described under “Other Developments – Memorandum of Understanding” on Page A-5 hereof. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 capital ratio level required to comply with the timeframe provided in the January 15, 2010 memorandum of understanding, but was in compliance with the minimum Tier 1 capital ratio at December 31, 2011. At December 31, 2011, the Bank’s Tier 1 capital ratio was 9.20%, and its ratio of total capital to risk-weighted assets was 15.49%.

Current capital ratios for the Company and the Bank are shown in Note 18 of the Notes to Consolidated Financial Statements. At December 31, 2011, the Company’s Tier 1 capital ratio was 9.87%, its ratio of total capital to risk-weighted assets was 16.53% and its tangible common equity ratio was 8.29%. As a result of a small amount of net income in 2011, book value per share of the Company’s common stock increased from $5.72 at the end of 2010 to $5.78 at December 31, 2011.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2011, in thousands of dollars:

Contractual Obligations	Less than			More than
Thousands of dollars	1 year	1-3 years	3-5 years	5 years	Total
Long term debt (FHLB advances)	$2,296	$19,819	$91	$1,829	$24,035
Operating lease arrangements	1,243	2,419	1,956	2,455	8,073
Total	$3,539	$22,238	$2,047	$4,284	$32,108

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Notes to the Consolidated Financial Statements" on pages A-34 to A-73 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements.

Allowance for Loan Losses

The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently

Return to MD&A Table of Contents

Return to Cross Reference Tabe

subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of incurred losses, including volatility of default probabilities, credit rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Return to Cross Reference Tabe

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

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
United Bancorp, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Indianapolis, Indiana
February 24, 2012

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Consolidated Balance Sheets
United Bancorp, Inc. and Subsidiary

In thousands of dollars	December 31,
Assets	2011	2010
Cash and demand balances in other banks	$15,798	$10,623
Interest bearing balances with banks	91,428	95,599
Federal funds sold	366	-
Total cash and cash equivalents	107,592	106,222

Securities available for sale	173,197	124,544
FHLB Stock	2,571	2,788
Loans held for sale	8,290	10,289

Portfolio loans	563,702	591,985
Less allowance for loan losses	20,633	25,163
Net portfolio loans	543,069	566,822

Premises and equipment, net	10,795	11,241
Bank-owned life insurance	13,819	13,391
Accrued interest receivable and other assets	25,676	26,413
Total Assets	$885,009	$861,710

Liabilities
Deposits
Noninterest bearing deposits	$139,346	$113,206
Interest bearing deposits	625,510	620,792
Total deposits	764,856	733,998

Short term borrowings	-	1,234
Other borrowings	24,035	30,321
Accrued interest payable and other liabilities	2,344	3,453
Total Liabilities	791,235	769,006

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2011 and 2010	20,364	20,258
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,697,265 and 12,667,111 shares issued and outstanding at December 31, 2011 and 2010	85,505	85,351
Accumulated deficit	(13,746)	(13,526)
Accumulated other comprehensive income, net of tax	1,651	621
Total Shareholders' Equity	93,774	92,704
Total Liabilities and Shareholders' Equity	$885,009	$861,710

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Consolidated Statements of Operations
United Bancorp, Inc. and Subsidiary
	For the years ended December 31,
In thousands of dollars, except per share data	2011	2010	2009
Interest Income
Interest and fees on loans	$32,408	$36,411	$40,379
Interest on securities
Taxable	2,731	2,136	1,896
Tax exempt	766	988	1,338
Interest on federal funds sold and balances with banks	260	235	153
Total interest income	36,165	39,770	43,766

Interest Expense
Interest on deposits	5,096	7,353	10,402
Interest on fed funds and other short term borrowings	65	144	-
Interest on FHLB advances	953	1,190	1,849
Total interest expense	6,114	8,687	12,251
Net Interest Income	30,051	31,083	31,515
Provision for loan losses	12,150	21,530	25,770
Net Interest Income After Provision for Loan Losses	17,901	9,553	5,745

Noninterest Income
Service charges on deposit accounts	1,971	2,191	2,731
Wealth Management fee income	5,079	4,518	4,070
Gains (losses) on securities transactions	-	31	(24)
Income from loan sales and servicing	6,434	6,351	6,689
ATM, debit and credit card fee income	2,176	1,940	2,174
Other income	1,551	1,267	1,259
Total noninterest income	17,211	16,298	16,899

Noninterest Expense
Salaries and employee benefits	18,971	17,217	17,904
Occupancy and equipment expense, net	5,015	5,207	5,255
External data processing	1,342	1,206	1,590
Advertising and marketing	625	610	605
Attorney, accounting and other professional fees	1,678	1,561	1,183
Expenses relating to ORE property	2,019	1,698	1,797
FDIC Insurance premiums	1,315	1,806	1,954
Goodwill impairment	-	-	3,469
Other expenses	3,653	3,192	3,359
Total noninterest expense	34,618	32,497	37,116
Income (Loss) Before Federal Income Tax	494	(6,646)	(14,472)
Federal income tax	(423)	(2,938)	(5,639)
Net Income (Loss)	$917	$(3,708)	$(8,833)

Preferred stock dividends and accretion	(1,136)	(1,130)	(1,078)
Loss Available to Common Shareholders	$(219)	$(4,838)	$(9,911)

Basic and diluted loss per share	$(0.02)	$(0.89)	$(1.93)
Cash dividend declared per share of common stock	$-	$-	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Condensed Consolidated Statements of Comprehensive Income (Loss)
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2011, 2010, 2009
	Years Ended December 31,
In thousands of dollars	2011	2010	2009
Net income (loss)	$917	$(3,708)	$(8,833)
Other comprehensive income net of tax:
Net change in unrealized gains (losses) on securities available for sale	1,030	(634)	342
Reclass adjustment for realized losses (gains) and related taxes	-	(21)	16
Total comprehensive income (loss)	$1,947	$(4,363)	$(8,475)

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Consolidated Statements of Changes in Shareholders' Equity
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2011, 2010, 2009
In thousands of dollars, except per share data
	Preferred Stock	Common Stock and Paid In Capital	Retained Earnings (Accumulated Deficit)	AOCI (1)	Total
Balance, December 31, 2008	$-	$67,340	$1,193	$918	$69,451
Net loss, 2009			(8,833)		(8,833)
Other comprehensive income (loss):
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				358	358
Preferred stock issued	20,067				20,067
Warrants issued		533			533
Accretion of discount on preferred stock	91		(91)		-
Cash dividends paid on preferred shares			(855)		(855)
Cash dividends declared, $0.02 per share			(102)		(102)
Common stock transactions		150			150
Director and management deferred stock plans	-	99	(1)	-	98
Balance, December 31, 2009	$20,158	$68,122	$(8,689)	$1,276	$80,867
Net loss, 2010			(3,708)		(3,708)
Other comprehensive income (loss):
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				(655)	(655)
Common stock issued		17,068			17,068
Accretion of discount on preferred stock	100		(100)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		89	1		90
Director and management deferred stock plans	-	72	-	-	72
Balance, December 31, 2010	20,258	85,351	(13,526)	621	92,704
Net income, 2011			917		917
Other comprehensive income (loss):
Net change in unrealized gains on securities available for sale, net of reclass adjustments for realized losses and related taxes				1,030	1,030
Accretion of discount on preferred stock	106		(106)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		86	(1)		85
Director and management deferred stock plans	-	68	-	-	68
Balance, December 31, 2011	$20,364	$85,505	$(13,746)	$1,651	$93,774

(1) Accumulated other comprehensive income, net of tax

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Consolidated Statements of Cash Flows
United Bancorp, Inc. and Subsidiary
	Years Ended December 31,
In thousands of dollars	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$917	$(3,708)	$(8,833)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	3,884	2,743	2,121
Provision for loan losses	12,150	21,530	25,770
Gain on sale of loans	(5,581)	(5,698)	(5,891)
Proceeds from sales of loans originated for sale	248,631	268,874	309,558
Loans originated for sale	(241,051)	(265,486)	(306,658)
Losses (gains) on securities transactions	-	(31)	24
Change in deferred income taxes	(661)	(2,748)	(2,672)
Stock option expense	138	92	150
Increase in cash surrender value on bank owned life insurance	(428)	(451)	(493)
Change in investment in limited partnership	(93)	(106)	(135)
Goodwill impairment	-	-	3,469
Change in accrued interest receivable and other assets	3,741	4,933	(5,410)
Change in accrued interest payable and other liabilities	(928)	117	441
Total adjustments	19,802	23,769	20,274
Net cash from operating activities	20,719	20,061	11,441

Cash Flows from Investing Activities
Securities available for sale
Purchases	(82,544)	(82,785)	(43,373)
Sales	-	4,376	-
Maturities and calls	15,873	32,517	26,789
Principal payments	17,122	11,397	6,629
Sale of FHLB stock	217	204	-
Net change in portfolio loans	8,353	38,302	21,090
Premises and equipment expenditures	(719)	(201)	(514)
Net cash from investing activities	(41,698)	3,810	10,621

Cash Flows from Financing Activities
Net change in deposits	30,858	(48,803)	73,252
Net change in short term borrowings	(1,234)	1,234	-
Principal payments on other borrowings	(6,286)	(11,777)	(18,438)
Proceeds from other borrowings	-	-	10,500
Proceeds from issuance of preferred stock and warrants	-	-	20,600
Proceeds from public stock offering and other common stock transactions	41	17,138	98
Cash dividends paid on common and preferred	(1,030)	(1,030)	(957)
Net cash from financing activities	22,349	(43,238)	85,055
Net Change in Cash and Cash Equivalents	1,370	(19,367)	107,117
Cash and cash equivalents at beginning of year	106,222	125,589	18,472
Cash and Cash Equivalents at End of Year	$107,592	$106,222	$125,589

Supplemental Disclosures:
Interest paid	$6,235	$9,004	$12,707
Income tax paid	20	-	-
Loans transferred to other real estate	3,250	3,379	1,814

The accompanying notes are an integral part of these consolidated financial statements.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

Notes to Consolidated Financial Statements
United Bancorp, Inc. and Subsidiaries

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiary, United Bank & Trust (“UBT” or “the Bank”) after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, Livingston and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, trust and investment activities.

Effective April 1, 2010, the Company completed the consolidation of its subsidiary banks, United Bank & Trust and United Bank & Trust – Washtenaw. Under the consolidation, United Bank & Trust – Washtenaw was consolidated and merged with and into United Bank & Trust, and the consolidated bank operates under the charter and name of United Bank & Trust.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period as well as affecting the disclosures provided. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights and the fair values of financial instruments are particularly subject to change.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Loans are placed on nonaccrual status at ninety days or more past due and interest is considered a loss, unless the loan is well-secured and in the process of collection.

Return to MD&A Table of Contents

Return to Cross Reference Tabe

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

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March 2008. The analysis computes loss rates based on a probability of default (“PD”) and loss given default (“LGD”). Allowance allocations were previously computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

Return to Cross Reference Table

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

Other Real Estate Owned
Other real estate consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2011 and 2010, other real estate owned totaled $3,657,000 and $4,278,000, and is included in other assets on the consolidated balance sheets.

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

Long-term Assets
Long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to their fair value.

Return to Cross Reference Table

Income Tax
The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets. The Company has no uncertain tax positions as defined by the Tax Position Topic of the FASB Accounting Standards Codification (“FASB ASC”) Topic 740-10-05.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. The Company files consolidated income tax returns with its subsidiaries. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

Stock Based Compensation
At December 31, 2011, the Company has a stock-based employee compensation plan, which is described more fully in Note 16. The Company’s disclosure regarding this plan is in accordance with the fair value recognition provisions of FASB ASC Topic 718-10.

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

Return to Cross Reference Table

Recently Issued Accounting Standards
ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). In April 2011, FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. The Company adopted the methodologies prescribed by this ASU effective with its third quarter 2011 financial statements.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

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

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.

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

ASU No. 2011-05 and ASU 2011-12; Amendments to Topic 220, Comprehensive Income. In June 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the

Return to Cross Reference Table

components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company adopted the methodologies prescribed by this ASU effective with its third quarter financial statements.

In December, 2011, FASB issued ASU 2011-12, which included additional information to supersede certain pending paragraphs in Accounting Standards Update No. 2011-05 to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

Accounting Standards Update No. 2011-09—Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715–80); On September 21, 2011, FASB issued ASU 2011-09. The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company does not participate in multiemployer plans as defined by the ASU, and does not anticipate that adoption of this ASU will have an impact on its financial position or results of operations.

Accounting Standards Update No. 2011-10—Property, Plant, and Equipment (Topic 360); On December 14, 2011, FASB issued ASU 2011-10. The objective of the amendments in this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20, Property, Plant, and Equipment—Real Estate Sales, applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10, Consolidation—Overall) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate.

The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. Early adoption is permitted. The Company does not anticipate that adoption of this ASU will have an impact on its financial position or results of operations.

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting

Return to Cross Reference Table

arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

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

At December 31, 2011, the Company held $2.6 million in commercial real estate and $269.3 million in loans collateralized by commercial and development real estate. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Bank is subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. The amount of reserve and clearing balances required at December 31, 2011 were $473,000. These reserve balances vary depending on the level of client deposits in the Bank.

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of interest-bearing balances with banks.

As a result of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act,   all funds in a “noninterest-bearing transaction account” are insured in full by the Federal Deposit Insurance Corporation from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance

Return to Cross Reference Table

coverage of up to $250,000 available to depositors. The financial institution holding the Company’s cash accounts is insured by the FDIC. At December 31, 2011, the Company’s cash accounts did not exceed federally insured limits. At December 31, 2011, the Company had cash balances of $91,673,000 at the FRB and FHLB that did not have FDIC insurance coverage.

NOTE 3 - SECURITIES

Balances of securities by category are shown below, as of December 31, 2011 and 2010:

Thousands of dollars	Securities Available for Sale
2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$48,999	$385	$(18)	$49,366
Mortgage backed agency securities	101,855	1,321	(479)	102,697
Obligations of states and political subdivisions	19,690	1,287	-	20,977
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$170,696	$2,998	$(497)	$173,197

2010
U.S. Treasury and agency securities	$33,897	$157	$(367)	$33,687
Mortgage backed agency securities	65,714	821	(437)	66,098
Obligations of states and political subdivisions	23,841	817	(53)	24,605
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	2	-	28
Total	$123,604	$1,797	$(857)	$124,544

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less than 12 Months		12 Months or Longer		Total
Thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2011
U.S. Treasury and agency securities	$5,101	$(18)	$-	$-	$5,101	$(18)
Mortgage backed agency securities	36,420	(424)	5,764	(55)	42,184	(479)
Total	$41,521	$(442)	$5,764	$(55)	$47,285	$(497)

Return to Cross Reference Table

	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2010
U.S. Treasury and agency securities	$22,677	$(367)	$-	$-	$22,677	$(367)
Mortgage backed agency securities	35,933	(437)	-	-	35,933	(437)
Obligations of states and political subdivisions	2,214	(53)	-	-	2,214	(53)
Total	$60,824	$(857)	$-	$-	$60,824	$(857)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2011 or 2010. Loss from other than temporary impairment for 2009 consisted of write-down of one equity security that was deemed to be impaired.

The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

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

Thousands of dollars	2011	2010	2009
Sales proceeds	$-	$4,376	$-
Gross gains on sales	-	38	-
Gross loss on sales	-	(7)	-
Loss from other than temporary impairment	-	-	(24)

The fair value of securities available for sale by contractual maturity as of December 31, 2011 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due in one year or less” category.

Return to Cross Reference Table

Thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$31,166	$31,445
Due after one year through five years	135,985	137,814
Due after five years through ten years	3,034	3,343
Due after ten years	485	564
Equity securities	26	31
Total securities	$170,696	$173,197

Securities carried at $3,060,000 and $4,857,000 as of December 31, 2011 and 2010, respectively, were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31 and the percentage change in balances from the prior year. All loans are domestic and contain no significant concentrations by industry or client.

Thousands of dollars	2011	% Change	2010	% Change
Personal	$103,405	-3.7%	$107,399	-3.0%
Business, including commercial mortgages	335,133	-5.4%	354,340	-9.7%
Tax exempt	2,045	-5.7%	2,169	-27.8%
Residential mortgage	83,072	-3.4%	86,006	-0.5%
Construction and development	39,721	-4.4%	41,554	-26.7%
Deferred loan fees and costs	326	-36.9%	517	-29.0%
Total portfolio loans	$563,702	-4.8%	$591,985	-8.9%

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND CREDIT RISK

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

Prior to the fourth quarter of 2009, the Company determined its past loan loss experience by using a rolling twelve quarter historical approach. Beginning in the fourth quarter of 2009, the Company began using a rolling eight quarter historical approach. The change in methodology was implemented as management believed this shorter period was more reflective of the current

Return to Cross Reference Table

economic conditions at that time and that the collectively-evaluated allowance could be better estimated by using a shorter loss period rather than a longer loss period combined with a larger emphasis on estimating additional qualitative and environment factors. The impact of the change in methodology increased the allowance for loan losses in the fourth quarter of 2009 by approximately $235,000.

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

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March 2008. The analysis computes loss rates based on a probability of default (“PD”) and loss given default (“LGD”). Allowance allocations were previously computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

Return to Cross Reference Table

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

An analysis of the allowance for loan losses for the twelve-month periods ended December 31, 2011, 2010 and 2009 follows:

	Twelve Months Ended December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal	Total
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	9,863	2,886	1,579	1,536	15,864
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)
Net provision after amounts related to change in allocation methodology	7,617	2,935	589	1,009	12,150
Losses charged off	(12,063)	(2,908)	(1,387)	(2,006)	(18,364)
Recoveries	1,111	278	68	227	1,684
Balance, December 31	$13,337	$3,553	$1,931	$1,812	$20,633

Ending balance: individually evaluated for impairment	$5,213	$2,907	$871	$40	$9,031
Ending balance: collectively evaluated for impairment	$8,124	$646	$1,060	$1,772	$11,602

Total Loans:
Ending balance	$333,979	$39,723	$86,029	$103,971	$563,702
Ending balance: individually evaluated for impairment	$31,225	$14,486	$5,241	$183	$51,135
Ending balance: collectively evaluated for impairment	$302,754	$25,237	$80,788	$103,788	$512,567

Return to Cross Reference Table

	Twelve Months Ended December 31, 2010					2009
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal	Total
Balance, January 1	$12,221	$5,164	$760	$1,875	$20,020	$18,312
Provision charged to expense	11,710	3,716	3,655	2,449	21,530	25,770
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)	(24,368)
Recoveries	424	287	66	165	942	306
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163	$20,020
	16,672	3,248	2,661	2,582	25,163
Ending balance: individually evaluated for impairment	$6,402	$1,765	$708	$283	$9,158
Ending balance: collectively evaluated for impairment	$10,270	$1,483	$1,953	$2,299	$16,005

Total Loans:
Ending balance	$354,020	$32,924	$90,867	$114,174	$591,985
Ending balance: individually evaluated for impairment	$26,628	$14,699	$3,290	$566	$45,183
Ending balance: collectively evaluated for impairment	$327,392	$18,225	$87,577	$113,608	$546,802

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

Return to Cross Reference Table

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

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of December 31, 2011 and 2010 based on the Bank’s internal risk categories are detailed in the following tables.

In thousands of dollars		As of December 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner- Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,940	$77,447	$96,864	$63,466	$249,717
5	Special Mention	2,920	15,526	15,897	17,212	51,555
6	Substandard	14,020	5,803	17,818	8,799	46,440
7	Doubtful	827	72	-	625	1,524
8	Loss	-	-	-	-	-
	Total	$29,707	$98,848	$130,579	$90,102	$349,236

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$95,045	$10,016	$74,387	$22,394	$201,842
Accruing restructured	3,078	-	171	-	3,249
Delinquent less than 90 days	3,072	-	239	70	3,381
Nonperforming	3,404	-	118	107	3,629
Total	$104,599	$10,016	$74,915	$22,571	$212,101
Subtotal					$561,337
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Return to Cross Reference Table

In thousands of dollars		As of December 31, 2010
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$16,246	$79,929	$106,379	$51,751	$254,305
5	Special Mention	5,942	12,556	20,467	22,697	61,662
6	Substandard	13,381	12,641	10,773	9,350	46,145
7	Doubtful	427	416	74	120	1,037
8	Loss	-	-	-	-	-
	Total	$35,996	$105,542	$137,693	$83,918	$363,149

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$104,078	$5,558	$76,978	$24,507	$211,121
Accruing restructured	2,844	-	-	-	2,844
Delinquent less than 90 days	1,854	-	411	125	2,390
Nonperforming	4,765	-	762	56	5,583
Total	$113,541	$5,558	$78,151	$24,688	$221,938
Subtotal					$585,087
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of December 31, 2011 and 2010 follow.

Loan Portfolio Aging Analysis
December 31, 2011	Delinquent Loans				Total		Total
Thousands of dollars	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Portfolio Loans (c)	Nonaccrual Loans (d)	Nonper-forming (a+d)
Commercial
Commercial CLD	$426	$-	$426	$23,277	$29,707	$6,004	$6,004
Owner-Occupied CRE	1,511	-	1,511	92,828	98,848	4,509	4,509
Other CRE	703	-	703	122,672	130,579	7,204	7,204
Commercial & Industrial	447	-	447	85,216	90,102	4,439	4,439
Consumer
Residential Mortgage	3,072	-	3,072	98,123	104,599	3,404	3,404
Consumer Construction	-	-	-	10,016	10,016	-	-
Home Equity	239	31	270	74,558	74,915	87	118
Other Consumer	70	-	70	22,394	22,571	107	107
Subtotal	$6,468	$31	$6,499	$529,084	$561,337	$25,754	$25,785
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Return to Cross Reference Table

Loan Portfolio Aging Analysis
December 31, 2010	Delinquent Loans				Total		Total
Thousands of dollars	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Portfolio Loans (c)	Nonaccrual Loans (d)	Nonper-forming (a+d)
Commercial
Commercial CLD	$1,044	$-	$1,044	$26,393	$35,996	$8,559	$8,559
Owner-Occupied CRE	688	-	688	101,317	105,542	3,537	3,537
Other CRE	2,982	-	2,982	128,126	137,693	6,585	6,585
Commercial & Industrial	734	142	876	78,204	83,918	4,838	4,980
Consumer
Residential Mortgage	1,854	441	2,295	106,922	113,541	4,324	4,765
Consumer Construction	-	-	-	5,558	5,558	-	-
Home Equity	411	-	411	76,978	78,151	762	762
Other Consumer	125	-	125	24,507	24,688	56	56
Subtotal	$7,838	$583	$8,421	$548,005	$585,087	$28,661	$29,244
Deferred loan fees and costs, overdrafts, in-process accounts					6,898
Total Portfolio Loans					$591,985
(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of December 31, 2011 and 2010 follows. Data for December 31, 2010 has been modified from presentation in previous periods to match the current period presentation:

Impaired Loans at December 31, 2011				Year Ended December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$5,977	$15,366	$-	$7,222	$-
Owner-Occupied CRE	1,622	2,502	-	1,997	54
Other CRE	4,922	8,031	-	5,822	165
Commercial & Industrial	1,696	3,774	-	1,141	11
Consumer			-
Residential Mortgage	1,042	1,778	-	867	4
Consumer Construction	-	-	-	-	-
Home Equity	43	43	-	295	-
Other Consumer	189	189	-	358	-
Subtotal	$15,491	$31,683	$-	$17,702	$234

Return to Cross Reference Table

Impaired Loans at December 31, 2011				Year Ended December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,509	$8,594	$2,907	$6,956	$328
Owner-Occupied CRE	6,391	7,925	2,344	5,441	107
Other CRE	15,259	17,205	2,085	13,502	574
Commercial & Industrial	1,335	2,372	785	1,727	38
Consumer
Residential Mortgage	4,792	5,998	870	5,740	148
Consumer Construction	-	-	-	-	-
Home Equity	171	171	35	184	5
Other Consumer	5	5	5	5	1
Subtotal	$36,462	$42,270	$9,031	$33,555	$1,201

Total Impaired Loans
Commercial
Commercial CLD	$14,486	$23,960	$2,907	$14,178	$328
Owner-Occupied CRE	8,013	10,427	2,344	7,438	161
Other CRE	20,181	25,236	2,085	19,324	739
Commercial & Industrial	3,031	6,146	785	2,868	49
Consumer
Residential Mortgage	5,834	7,776	870	6,607	152
Consumer Construction	-	-	-	-	-
Home Equity	214	214	35	479	5
Other Consumer	194	194	5	363	1
Total Impaired Loans	$51,953	$73,953	$9,031	$51,257	$1,435

Impaired Loans at December 31, 2010				Year Ended December 31, 2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$3,434	$8,194	$-	$3,872	$-
Owner-Occupied CRE	2,457	2,853	-	2,225	60
Other CRE	1,300	1,681	-	1,405	16
Commercial & Industrial	1,301	1,330	-	783	48
Consumer
Residential Mortgage	3,129	3,693	-	4,418	-
Consumer Construction	-	-	-	-	-
Home Equity	257	257	-	478	-
Other Consumer	253	253	-	542	-
Subtotal	$12,131	$18,262	$-	$13,723	$124

Return to Cross Reference Table

Impaired Loans at December 31, 2010				Year Ended December 31, 2010
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Commercial
Commercial CLD	$10,519	$17,999	$1,627	$9,786	$161
Owner-Occupied CRE	6,511	7,185	1,532	5,595	198
Other CRE	14,062	18,043	4,305	13,230	408
Commercial & Industrial	1,713	2,397	703	917	20
Consumer
Residential Mortgage	3,290	3,327	708	2,396	105
Consumer Construction	-	-	-	-	-
Home Equity	588	611	278	430	13
Other Consumer	8	8	5	10	7
Subtotal	$36,691	$49,571	$9,158	$32,364	$911

Total Impaired Loans
Commercial
Commercial CLD	$13,953	$26,193	$1,627	$13,658	$161
Owner-Occupied CRE	8,968	10,038	1,532	7,820	257
Other CRE	15,362	19,724	4,305	14,635	424
Commercial & Industrial	3,014	3,728	703	1,700	68
Consumer
Residential Mortgage	6,419	7,020	708	6,814	105
Consumer Construction	-	-	-	-	-
Home Equity	845	868	278	908	13
Other Consumer	261	261	5	552	7
Total Impaired Loans	$48,822	$67,833	$9,158	$46,087	$1,035

Included in the above impaired loan totals were $21.8 million and $17.3 million of loan modifications meeting the definition of a troubled debt restructuring that were accruing interest and performing in accordance with their agreements at December 31, 2011 and 2010, respectively. Substantially all of the interest income recognized in the tables above was recorded on a cash basis.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. These policies apply to each class of the Company’s loan portfolio.

Return to Cross Reference Table

Troubled Debt Restructurings

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.7 million at December 31, 2011 and $8.5 million at December 31, 2010. If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $21.8 million at December 31, 2011 and $17.3 million at December 31, 2010.

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

Accruing restructured loans at December 31, 2011 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $18.6 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $8.2 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.38%, compared to 5.54% earned on the entire commercial loan portfolio in the fourth quarter of 2011.

Return to Cross Reference Table

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of fifteen loans for a total of $3.2 million at December 31, 2011. The average yield on modified residential mortgage and home equity loans was 3.96%, compared to 5.71% earned on the entire residential mortgage loan portfolio in the fourth quarter of 2011.

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

The following tables present information regarding troubled debt restructurings for the years ended December 31, 2011 and 2010.

	Newly Classified Accruing Troubled Debt Restructurings
Twelve months ended	December 31, 2011			December 31, 2010
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	4	$3,858	$3,858	6	$4,508	$4,508
Owner-Occupied CRE	2	479	479	-	-	-
Other CRE	3	3,128	3,128	5	6,853	6,853
Commercial & Industrial	3	704	704	4	443	443
Consumer
Residential Mortgage	3	1,199	1,199	9	1,879	1,879
Total	15	$9,368	$9,368	$25	$13,858	$13,858

Twelve months ended December 31, 2011	Troubled Debt Restructurings that Subsequently Defaulted
Dollars in thousands	Number of Loans	Recorded Balance
Commercial
Commercial CLD	1	$119
Other CRE	3	740
Commercial & Industrial	-	-
Consumer
Residential Mortgage	3	1,236
Total	7	$2,095

Return to Cross Reference Table

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

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $735,108,000 and $655,054,000 at December 31, 2011 and 2010, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $732,591,000 and $651,629,000 at December 31, 2011 and 2010, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars	2011	2010
Balance, January 1	$4,763	$3,775
Amount capitalized	1,791	1,922
Amount amortized	(1,149)	(935)
Change in valuation allowance	-	1
Balance, December 31	$5,405	$4,763

The fair value of servicing rights was as follows at December 31:

In thousands of dollars	2011	2010
Fair value, January 1	5,806	$4,535
Fair value, December 31	$7,331	$5,806

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,124,000 in 2011, $1,251,000 in 2010 and $1,387,000 in 2009. Premises and equipment as of December 31 consisted of the following:

Return to Cross Reference Table

In thousands of dollars	2011	2010
Land	$1,863	$1,863
Buildings and improvements, including building in progress	15,131	14,726
Furniture and equipment	14,680	14,470
Total cost	31,674	31,059
Less accumulated depreciation	(20,879)	(19,818)
Premises and equipment, net	$10,795	$11,241

The Company has a small number of non-cancellable operating leases, primarily for banking facilities that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $1.2 million for the year ended December 31, 2011 and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2012	$1,243
2013	1,249
2014	1,170
2015	1,016
2016	940
Thereafter	2,455
Total Minimum Lease Payments	$8,073

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

Return to Cross Reference Table

NOTE 9 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2011	2010
Within one year	$168,471	$152,392
Between one and two years	50,150	49,765
Between two and three years	19,923	24,690
Between three and four years	4,351	7,742
Between four and five years	2,380	4,625
Total time deposits	$245,275	$239,214
Interest bearing time deposits in denominations of $100,000 or more	$82,018	$87,482

NOTE 10 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $7.0 million from correspondent banks to purchase federal funds on a daily basis. There were no fed funds purchased outstanding at December 31, 2011 and 2010.

The Company’s balance sheet includes short-term borrowings of $1.234 million at December 31, 2010, representing the secured borrowing portion of SBA 7a loans held for sale, as a result of adoption of ASU 2009-16 in 2010. In the first quarter of 2011, the Company modified its SBA 7a loan sales contract to eliminate a 90-day warranty period to the purchaser of the loans, eliminating the requirement to record a liability for the sold portion of the loans, and the Company’s balance sheet included no short term borrowings related to SBA loans at December 31, 2011.

The Bank may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. There were no balances outstanding at any time during 2011 or 2010.

NOTE 11 - OTHER BORROWINGS

The Bank carried fixed rate, non-callable advances from the Federal Home Loan Bank of Indianapolis totaling $24.0 million and $30.3 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, the rates on the advances ranged from 2.74% to 5.36% with a weighted average rate of 3.43%.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. Additional coverage is provided by Other Real Estate Related (“ORER”) and Community Financial Institution (“CFI”) collateral. The unpaid principal balance of the loans pledged as collateral required is between 155% and 250%, depending on the type of collateral

Return to Cross Reference Table

and was $150.3 million at year-end 2011. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalty.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars	2011
Within one year	$2,296
Between one and two years	10,306
Between two and three years	9,513
Between three and four years	44
Between four and five years	47
More than five years	1,829
Total	$24,035

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

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

	2011		2010
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$21,309	$7,017	$1,729	$2,566
Unused lines of credit	96,948	4,116	88,973	3,236
Standby letters of credit	10,262	-	10,718	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2011, the rates for amounts in the fixed rate category ranged from 3.25% to 7.00%.

In 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2011 and 2010, the total

Return to Cross Reference Table

recorded investment including the obligation to make additional future investments were $900,000 and $1,014,000 respectively, and was included in other assets. As of December 31, 2011 and 2010, the obligation of UBT to the limited partnership was $457,000 and $664,000, respectively, which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 13 - FEDERAL INCOME TAX

Income tax benefit consists of the following for the years ended December 31:

In thousands of dollars	2011	2010	2009
Current	$238	$(190)	$(2,967)
Deferred	(661)	(2,748)	(2,672)
Total income tax benefit	$(423)	$(2,938)	$(5,639)

The Company’s effective tax rates were a calculated benefit based upon pre-tax losses, resulting in a tax benefit for each year presented.
The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2011	2010
Deferred tax assets:
Allowance for loan losses	$7,054	$8,555
Other real estate owned	1,280	878
Deferred compensation	778	726
Low income housing and Alternative Minimum Tax credit	947	1,284
Net Operating Loss	2,590	510
Other	1,120	1,038
Total deferred tax assets	$13,769	$12,991

	2011	2010
Deferred tax liabilities:
Property and equipment	$(286)	$(328)
Mortgage servicing rights	(1,838)	(1,620)
Unrealized appreciation on securities available for sale	(850)	(320)
Other	(908)	(967)
Total deferred tax liabilities	$(3,882)	$(3,235)
Net deferred tax asset	$9,887	$9,756

At December 31, 2011, the Company had net operating losses of $7.6 million that are being carried forward to reduce future taxable income. The carryforwards expire in 2030 and 2031. As of December 31, 2011, the Company had approximately $947,000 of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income

Return to Cross Reference Table

housing credits expire in 2028 through 2031, and the alternative minimum tax credits have no expiration date.

The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. The Company’s net deferred tax asset was $9.9 million at December 31, 2011. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

•	As a result of cumulative losses over the past few years, the Company has a tax Net Operating Loss (“NOL”) of $7.6 million as of December 31, 2011

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009;

•	The Company’s NOL carry-forward position of $7.6 million at December 31, 2011 is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008);

•	The Company can carry forward losses for twenty years;

•	The Company’s pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010. The Company generated a pre-tax profit of $0.5 million in 2011;

•
The Company’s 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, and $12.2 in 2011;

•	Management expects a return to sustained profitability in future years as a result of strong core earnings and continued reduction in loan losses.

•	Available tax planning strategies, including:

o	Sale and leaseback of premises

o	Sale of mortgage servicing rights

o	Sale of municipal securities

Based upon our analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2011 or 2010.

Return to Cross Reference Table

Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2011	2010	2009
Income taxes at statutory rate of 34%	$169	$(2,259)	$(4,920)
Non-taxable income, net of nondeductible interest expense	(289)	(363)	(476)
Income on non-taxable bank owned life insurance	(145)	(153)	(168)
Affordable housing credit	(188)	(188)	(188)
Goodwill write-off	-	-	150
Other	30	25	(37)
Total federal income tax	$(423)	$(2,938)	$(5,639)

NOTE 14 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners, are clients of the Bank. Loans to these parties did not, in the judgment of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of these loans at December 31, 2010 was $1,677,000. That balance was adjusted to exclude directors and officers that were not with the Company at the end of 2011. During 2011, new and newly reportable loans to such related parties amounted to $804,000 and repayments amounted to $1,318,000, resulting in a balance at December 31, 2011 of $1,164,000. Related party deposits totaled $1,315,000 and $1,046,000 at December 31, 2011 and 2010, respectively. The balance of deposits at December 31, 2010 was adjusted to exclude directors and officers that were not with the Company at the end of 2011

NOTE 15 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

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

NOTE 16 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $16,500 for 2011, 2010 and 2009. Prior to July, 2009, the Company offered discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. In July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to the plan, and had no expense for the plan for 2010. The Company reinstated matching contributions beginning January 1, 2011, but did not make profit sharing contributions in 2011. The expense for the plan

Return to Cross Reference Table

 for 2011 and 2009 was $459,000 and $238,000, respectively. The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution, and shares available to employees within the plan are purchased on the open market.

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

Stock Options and Other Equity Awards
The Company has stock based compensation plans as described below. The Company has recorded approximately $138,000, $92,000 and $150,000 in compensation expense related to stock based compensation plans for the periods ended December 31, 2011, 2010 and 2009, respectively. The Company has a policy of issuing authorized but unissued shares to satisfy exercises of stock options or stock only stock appreciation rights.

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

The following table shows activity for the twelve months ended December 31, 2011 for the Company’s Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards Outstanding	Weighted Avg. Exercise Price	Awards Outstanding	Grant Date Fair Value	Awards Outstanding	Grant Date Fair Value
Balance at January 1	-	$-	-	$-	-	$-
Awards granted	87,250	3.35	28,000	3.35	25,500	3.35
Awards forfeited	(1,500)	3.35	(11,144)	-	(500)	3.35
Balance at Dec. 31	85,750	$3.35	16,856	$3.35	25,000	$3.35

(1) Stock Only Stock Appreciation Rights
(2) Restricted Stock Units

Return to Cross Reference Table

As of December 31, 2011, unrecognized compensation expense related to the Incentive Plan totaled $160,225. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Fair value of 2011 grants is based on the weighted-average assumptions shown in the table below.

2011
Dividend yield	0.00%
Expected life	5 years
Expected volatility	35.00%
Risk-free interest rate	2.16%
Fair value	$1.136

At December 31, 2011, the SOSARs outstanding had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2011 and the exercise price of the SOSARs, multiplied by the number of in-the-money units held by each holder, assuming all option holders had exercised their SOSARs on December 31, 2011. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.18 years.

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

Return to Cross Reference Table

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance, January 1, 2011	407,730	$21.02
Options expired	(17,925)	18.27
Options forfeited	(8,062)	19.26
Balance, December 31, 2011	381,743	$21.19
Options exercisable at year-end	352,176	$22.36

The table below provides information regarding stock options outstanding under the 2005 Plan at December 31, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	381,743	4.48	Years	$21.19	352,176	$22.36

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the weighted-average assumptions shown below. No figures are shown for 2011 or 2010, as there were no options granted during those years:

2009
Dividend yield	1.00%
Expected life	5 years
Expected volatility	25.67%
Risk-free interest rate	1.98%

As of the end of 2011, unrecognized compensation expense related to the stock options granted under the 2005 Plan totaled $8,782 and is expected to be recognized over six months.

At December 31, 2011, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2011 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on December 31, 2011.

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

Return to Cross Reference Table

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

In thousands of dollars		Fair Value Measurements Using
December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$49,366	$-	$49,366	$-
Mortgage backed agency securities	102,697	-	102,697	-
Obligations of states and political subdivisions	20,977	-	20,977	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$173,197	$31	$173,166	$-

Return to Cross Reference Table

		Fair Value Measurements Using
December 31, 2010	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$33,687	$-	$33,687	$-
Mortgage backed agency securities	66,098	-	66,098	-
Obligations of states and political subdivisions	24,605	-	24,605	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	28	28	-	-
Total available for sale securities	$124,544	$28	$124,516	$-

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

The Company’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company typically applies a discount to the value of a previous appraisal to reflect the property's current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010:

		Fair Value Measurements Using
In thousands of dollars	Fair Value	Level 1	Level 2	Level 3
Impaired Loans (Collateral Dependent)
December 31, 2011	$39,438	$-	$-	$39,438
December 31, 2010	33,961	-	-	33,961

Return to Cross Reference Table

The carrying amounts and estimated fair value of principal financial assets and liabilities were as follows:

	December 31, 2011		December 31, 2010
	Carrying		Carrying
In thousands of dollars	Value	Fair Value	Value	Fair Value
Financial Assets
Cash and cash equivalents	$107,592	$107,592	$106,222	$106,222
Securities available for sale	173,197	173,197	124,544	124,544
FHLB Stock	2,571	2,571	2,788	2,788
Loans held for sale	8,290	8,290	10,289	10,289
Net portfolio loans	543,069	551,616	566,822	571,830
Accrued interest receivable	2,772	2,772	2,777	2,777

Financial Liabilities
Total deposits	$(764,856)	$(768,783)	$(733,998)	$(738,117)
Short term borrowings	-	-	(1,234)	(1,234)
FHLB advances	(24,035)	(25,475)	(30,321)	(31,700)
Accrued interest payable	491	491	(612)	(612)

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

In December 2010, the Company closed its public offering of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $12.0 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2011 and 2010 At December 31, 2011, the Bank’s Tier 1 leverage capital ratio was 9.20%, and its ratio of total capital to risk-weighted assets was 15.49%.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at year-end 2011 and 2010.

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
As of December 31, 2011	$000%		$000%		$000%		$000%
Tier 1 Capital to Average Assets
Consolidated	$86,430	9.9%	$35,031	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	9.2%	34,950	4.0%	43,688	5.0%	78,638	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,430	15.3%	22,675	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	14.2%	22,628	4.0%	33,942	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	93,683	16.5%	45,349	8.0%	N/A	N/A	N/A	N/A
Bank	87,627	15.5%	45,256	8.0%	56,570	10.0%	67,884	12.0%

As of December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$88,022	10.2%	$34,380	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	9.2%	34,232	4.0%	42,791	5.0%	77,023	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	88,022	15.0%	23,510	4.0%	N/A	N/A	N/A	N/A
Bank	78,806	13.4%	23,491	4.0%	35,237	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	95,589	16.3%	47,020	8.0%	N/A	N/A	N/A	N/A
Bank	86,367	14.7%	46,982	8.0%	58,728	10.0%	70,474	12.0%

(1)		Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The Memorandum of Understanding described above in Note 18 subjects the Bank to higher requirements.

(3)		Represents requirements by the Bank's regulators under terms of the MOU.

NOTE 19 – EARNINGS (LOSS) PER SHARE

A reconciliation of basic and diluted earnings and loss per share follows:

In thousands, except per share data		2011	2010	2009
Net income (loss)		$917	$(3,708)	$(8,833)
Less:	Accretion of discount on preferred stock	(106)	(100)	(91)
	Dividends on preferred stock	(1,030)	(1,030)	(987)
(Loss) available to common shareholders		$(219)	$(4,838)	$(9,911)

Return to Cross Reference Table

Basic and diluted loss per share:	2011	2010	2009
Weighted average common shares outstanding	12,688.2	5,389.9	5,059.7
Weighted average contingently issuable shares	82.9	60.9	67.2
Total weighted average shares outstanding	12,771.2	5,450.8	5,126.9
Basic and diluted loss per share	$(0.02)	$(0.89)	$(1.93)

There was no dilutive effect of stock warrants in 2011, 2010 or 2009. Stock options for 381,743 407,730 and 416,594 shares of common stock were not considered in computing diluted earnings per share for 2011, 2010 and 2009 because they were not dilutive.

NOTE 20 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

In thousands of dollars	2011	2010	2009
Unrealized gains (losses) on securities available for sale	$1,561	$(962)	$519
Reclassification for realized amount included in income	-	(31)	24
Other comprehensive income (loss) before tax effect	1,561	(993)	543
Tax expense (benefit)	531	(338)	185
Other comprehensive income (loss)	$1,030	$(655)	$358

The components of accumulated other comprehensive income included in shareholders’ equity at December 31, 2011 and, 2010 were as follows:

In thousands of dollars	12/31/11	12/31/10
Net unrealized gains on securities available for sale	$2,501	$940
Tax expense	850	319
Accumulated other comprehensive income	$1,651	$621

Return to Cross Reference Table

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2011	2010
Assets
Cash and cash equivalents	$4,914	$8,800
Securities available for sale	31	28
Investment in subsidiaries	87,747	83,486
Other assets	1,122	438
Total Assets	$93,814	$92,752

Liabilities and Shareholders' Equity
Liabilities	$40	$48
Shareholders' equity	93,774	92,704
Total Liabilities and Shareholders' Equity	$93,814	$92,752

CONDENSED STATEMENTS OF OPERATIONS	For the years ended December 31,
In thousands of dollars	2011	2010	2009
Income
Dividends from subsidiaries	$-	$-	$-
Other income	1	2,398	11,144
Total Income	1	2,398	11,144

Total Noninterest Expense	480	3,083	11,757
Loss before undistributed net income of subsidiary and income taxes	(479)	(685)	(613)
Income tax benefit	(163)	(222)	(258)
Net loss before undistributed net income of subsidiary	(316)	(463)	(355)
Equity in undistributed (excess distributed) net income of subsidiary	1,233	(3,245)	(8,478)
Net Income (Loss)	917	(3,708)	(8,833)
Other comprehensive income (loss), including net change in unrealized gains on securities available for sale	1,030	(655)	358
Comprehensive Income (Loss)	$1,947	$(4,363)	$(8,475)

Return to Cross Reference Table

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2011	2010	2009
Cash Flows from Operating Activities
Net Loss	$917	$(3,708)	$(8,833)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
(Undistributed) Excess distributed net income of subsidiary	(1,233)	3,245	8,478
Stock option expense	114	92	150
Change in other assets	(687)	1,684	(727)
Change in other liabilities	(8)	(626)	(292)
Total adjustments	(1,814)	4,395	7,609
Net cash from operating activities	(897)	687	(1,224)

Cash Flows from Investing Activities
Investments in subsidiary	(2,000)	(13,500)	(15,600)
Change in loan to subsidiary	-	2,400	(2,400)
Net change in premises and equipment	-	2,261	309
Net cash from investing activities	(2,000)	(8,839)	(17,691)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants	-	-	20,600
Proceeds from common stock transactions	41	17,138	98
Cash dividends paid on common and preferred stock	(1,030)	(1,030)	(957)
Net cash from financing activities	(989)	16,108	19,741

Net Change in Cash and Cash Equivalents	(3,886)	7,956	826
Cash and cash equivalents at beginning of year	8,800	844	18
Cash and Cash Equivalents at End of Year	$4,914	$8,800	$844

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below:

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2011
Interest Income	$36,165	$9,079	$8,906	$9,091	$9,089
Interest Expense	6,114	1,392	1,469	1,566	1,687
Net Interest Income	30,051	7,687	7,437	7,525	7,402
Provision for Loan Losses	12,150	250	6,000	3,100	2,800
Net Income (Loss)	$917	$2,297	$(2,100)	$361	$359
Basic and Diluted Earnings (Loss) per Share (1)	$(0.02)	$0.16	$(0.19)	$0.01	$0.01

Return to Cross Reference Table

2010	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Income	$39,770	$9,567	$9,993	$9,962	$10,248
Interest Expense	8,687	1,832	2,029	2,285	2,541
Net Interest Income	31,083	7,735	7,964	7,677	7,707
Provision for Loan Losses	21,530	4,930	3,150	8,650	4,800
Net Income (Loss)	$(3,708)	$(427)	$1,027	$(3,499)	$(809)
Basic and Diluted Earnings (Loss) per Share (1)	$(0.89)	$(0.11)	$0.14	$(0.74)	$(0.21)

(1)
As a result of rounding and a large number of shares issued in the fourth quarter of 2010, the sum of the EPS figures for the four quarters do not equal the calculation of EPS for the full year 2011 and 2010.

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

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, United will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (“EESA”) as implemented by any guidance or regulation under EESA that has been issued and is in effect as of the date of issuance of the Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

As a result of issuance of the Preferred Stock on January 16, 2009, the ability of United to declare or pay dividends on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions. The Company may not pay any dividends on its common stock unless the Company is current on its dividend payments on the TARP CPP preferred stock. As of December 31, 2010 and 2011, the Company was current on its dividend payments on the TARP CPP preferred stock.

Return to Cross Reference Table

NOTE 24 – LEGAL PROCEEDINGS

A class action lawsuit was filed against the Bank in early 2011that alleges the Bank violated the Electronic Funds Transfer Act (“EFTA”), 15 U.S.C. §1693 et seq., by allegedly failing to provide adequate notice of automated teller machines (“ATMs”) fees at the Bank’s ATMs. The plaintiff is seeking class certification of the lawsuit, statutory damages, payment of costs of the lawsuit and payment of reasonable attorneys' fees. This case is in the discovery stage, and the class has not been certified. The Company is unable to determine potential liability in this case. Although the Bank intends to vigorously defend the lawsuit, the likelihood of an unfavorable outcome is neither probable nor remote, and as such, no conclusion can be made at this time. The Bank believes this complaint is a routine legal proceeding occurring in the ordinary course of its business as an operator of ATMs. The Company believes that this lawsuit is without merit, but that disclosure of the potential liability is prudent.

Other than the above-referenced matter, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Return to Cross Reference Table

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

By	/s/ Robert K. Chapman	February 24, 2012
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
Randal J. Rabe

	Director	February 24, 2012
Stephanie H. Boyse*

	Director	February 24, 2012
James D. Buhr *

	Director	February 24, 2012
Kenneth W. Crawford *

	Director	February 24, 2012
John H. Foss*

	Director	February 24, 2012
Norman G. Herbert*

	Chairman of the Board	February 24, 2012
James C. Lawson*

	Director	February 24, 2012
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

Return to Cross Reference Table

EXHIBIT INDEX

Exhibit	Description
2.1	Agreement of Consolidation. Previously filed with the Commission on January 15, 2010 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1. Incorporated here by reference.
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
4.3
Form of Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in the United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 4.1. Incorporated here by reference.

4.4
Warrant, dated January 16, 2009, issued to the United States Department of the Treasury. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 4.2. Incorporated here by reference.

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1*
United Bancorp, Inc. Amended and Restated Director Retainer Stock Plan (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.1. Incorporated here by reference.

10.2*
United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.2. Incorporated here by reference.

10.3*
United Bancorp, Inc. Stock Incentive Plan of 2010 (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.3. Incorporated here by reference.

10.4*
United Bancorp, Inc. 1999 Stock Option Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.3. Incorporated here by reference.

10.5*
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

10.11*
Form of 2005 United Bancorp, Inc. Stock Option Plan Award Agreement. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.4. Incorporated here by reference.

21.	Subsidiaries of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp., Inc.'s Form S1 Registration Statement, Exhibit 21. Incorporated here by reference.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
99.1	Certification of the Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

* These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Return to Cross Reference Table