Form 10-Q
period 2012-03-31
UNITED BANCORP INC /MI/
filed 2012-05-07
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
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

As of May 7, 2012, there were outstanding 12,700,938 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", “could”, "will", "is likely", or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts ", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, compliance with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)           Condensed Consolidated Balance Sheets

	(unaudited)
In thousands of dollars	March 31	December 31,
Assets	2012	2011
Cash and demand balances in other banks	$15,109	$15,798
Interest bearing balances with banks	96,386	91,428
Federal funds sold	-	366
Total cash and cash equivalents	111,495	107,592

Securities available for sale	183,416	173,197
FHLB Stock	2,571	2,571
Loans held for sale	11,719	8,290

Portfolio loans	575,508	563,702
Less allowance for loan losses	21,048	20,633
Net portfolio loans	554,460	543,069

Premises and equipment, net	10,756	10,795
Bank-owned life insurance	13,923	13,819
Accrued interest receivable and other assets	26,110	25,676
Total Assets	$914,450	$885,009

Liabilities
Deposits
Noninterest bearing	$160,527	$139,346
Interest bearing deposits	631,970	625,510
Total deposits	792,497	764,856

FHLB advances payable	24,035	24,035
Accrued interest payable and other liabilities	3,653	2,344
Total Liabilities	820,185	791,235

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,392	20,364
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,699,173, and 12,697,265 shares issued and outstanding, respectively	85,544	85,505
Accumulated deficit	(13,189)	(13,746)
Accumulated other comprehensive income, net of tax	1,518	1,651
Total Shareholders' Equity	94,265	93,774

Total Liabilities and Shareholders' Equity	$914,450	$885,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)           Condensed Consolidated Statements of Operations (unaudited)

In thousands of dollars, except per share data	Three Months Ended March 31
Interest Income	2012	2011
Interest and fees on loans	$7,926	$8,204
Interest on securities
Taxable	674	604
Tax exempt	179	207
Interest on federal funds sold and balances with banks	54	74
Total interest income	8,833	9,089

Interest Expense
Interest on deposits	1,056	1,410
Interest on fed funds and other short term borrowings	-	11
Interest on FHLB advances	208	266
Total interest expense	1,264	1,687
Net Interest Income	7,569	7,402
Provision for loan losses	2,100	2,800
Net Interest Income after Provision for Loan Losses	5,469	4,602

Noninterest Income
Service charges on deposit accounts	433	503
Wealth Management fee income	1,225	1,263
Gains on securities transactions	4	-
Income from loan sales and servicing	1,904	1,311
ATM, debit and credit card fee income	507	513
Income from bank-owned life insurance	104	105
Other income	581	230
Total noninterest income	4,758	3,925

Noninterest Expense
Salaries and employee benefits	5,001	4,575
Occupancy and equipment expense, net	1,318	1,252
External data processing	247	320
Advertising and marketing	193	160
Attorney, accounting and other professional fees	468	433
Director fees	98	102
Expenses relating to ORE property and foreclosed assets	933	257
FDIC insurance premiums	295	431
Other expenses	616	688
Total noninterest expense	9,169	8,218
Income Before Federal Income Tax	1,058	309
Federal income tax (benefit)	216	(50)
Net Income	$842	$359

Preferred stock dividends and amortization	(285)	(284)
Income Available to Common Shareholders	$557	$75

Basic and diluted earnings per share	$0.04	$0.01
Cash dividends declared per share of common stock	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)           Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
In thousands of dollars	2012	2011
Net income	$842	$359
Other comprehensive income (loss) net of tax:
Net change in unrealized gains on securities available for sale	(130)	88
Reclass adjustment for realized gains and related taxes	(3)	-
Total comprehensive income	$709	$447

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)           Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

In thousands of dollars	Three Months Ended March 31
Total Shareholders' Equity	2012	2011
Balance at beginning of period	$93,774	$92,704
Net income	842	359
Other comprehensive income (loss)	(133)	88
Cash dividends paid on preferred shares	(258)	(258)
Other common stock transactions	40	(62)
Balance at end of period	$94,265	$92,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)           Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Three Months Ended March 31
	2012	2011
Cash Flows from Operating Activities
Net income	$842	$359

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,258	895
Provision for loan losses	2,100	2,800
Gain on sale of loans	(1,737)	(1,037)
Proceeds from sales of loans originated for sale	77,152	54,185
Loans originated for sale	(78,844)	(43,378)
Gains on securities transactions	(4)	-
Change in deferred income taxes	(167)	27
Stock based compensation expense	38	19
Increase in cash surrender value of bank-owned life insurance	(104)	(105)
Change in investment in limited partnership	(254)	(182)
Change in accrued interest receivable and other assets	1,091	1,474
Change in accrued interest payable and other liabilities	1,492	(166)
Net cash from operating activities	2,863	14,891

Cash Flows from Investing Activities
Securities available for sale
Purchases	(27,068)	(25,692)
Sales	2,847	-
Maturities and calls	6,000	5,147
Principal payments	6,865	4,056
Net change in portfolio loans	(14,779)	9,809
Premises and equipment expenditures	(218)	(110)
Net cash from investing activities	(26,353)	(6,790)

Cash Flows from Financing Activities
Net change in deposits	27,641	26,235
Net change in fed funds sold and short term borrowings	-	(1,234)
Principal payments on FHLB advances	-	(1,000)
Other common stock transactions	10	(81)
Cash dividends paid on preferred shares	(258)	(258)
Net cash from financing activities	27,393	23,662
Net change in cash and cash equivalents	3,903	31,763

Cash and cash equivalents at beginning of year	107,592	106,222
Cash and cash equivalents at end of period	$111,495	$137,985

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,286	$1,748
Loans transferred to other real estate	1,288	1,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(f)           Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or “United”) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: (1) specific allowances allocated to loans evaluated individually for impairment under the Accounting Standards Codification (“ASC”) Section 310-10-35 of the Financial Accounting Standards Board (“FASB”), and (2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic 450-20. Until the third quarter of 2011, the Company’s past loan loss experience was determined by evaluating the average charge-offs over the most recent eight quarters.

For the quarter ended September 30, 2011, the Company changed its methodology for evaluating the adequacy of the allowance for loan losses by revising and enhancing the methodology for loans evaluated collectively for impairment. Under this methodology, the Company revised and further disaggregated its pools of loans evaluated collectively for impairment. Similar to the prior methodology, pools were analyzed by general loan types, and further analyzed by collateral types, where appropriate. However, under the new methodology, pools were further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types. As of September 30, 2011, the allowance for loan losses for loans evaluated collectively for impairment decreased from $15.6 million under the Company’s prior methodology to $11.9 million under the new methodology.

Return to Cross Reference Table

Effective with the first quarter of 2012, the Company has expanded the number of categories evaluated for allocation of the allowance for loan losses, from four to six. In order to be consistent with the migration analysis that is performed quarterly, allocations for Owner-Occupied Commercial Real Estate, Other Commercial Real Estate, and Commercial and Industrial loans have been broken out beginning March 31, 2012. This change in allocation methodology had no material quantitative effect on the allocations.

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March, 2008. The analysis computes loss rates based on a probability of default (“PD”) and loss given default (“LGD”). Allowance allocations prior to the third quarter of 2011 were computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March, 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

Under both the current and previous methodologies, loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. However, under the methodologies adopted beginning with the third quarter of 2011, the Company applies a more detailed analysis of qualitative factors that are assessed on a quarterly basis based upon gradings specific to the Company, as well as regional economic metrics.

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

Return to Cross Reference Table

An analysis of the allowance for loan losses for the three month periods ended March 31, 2012 and 2011 and balances as of December 31, 2011 follows:

	Three Months Ended March 31, 2012
Thousands of dollars	CLD (1)	Owner-Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,252	123	483	(138)	330	50	2,100
Losses charged off	(284)	(58)	(854)	(363)	(380)	(284)	(2,223)
Recoveries	62	21	20	221	5	209	538
Balance, March 31	$4,706	$3,961	$4,370	$4,461	$1,886	$1,664	$21,048

Ending balance: individually evaluated for impairment	$3,878	$2,509	$1,520	$567	$779	$47	$9,300
Ending balance: collectively evaluated for impairment	$828	$1,452	$2,850	$3,894	$1,107	$1,617	$11,748

Total Loans:
Ending balance	$41,220	$102,337	$147,400	$91,324	$88,981	$104,246	$575,508
Ending balance: individually evaluated for impairment	$12,957	$9,338	$19,312	$2,635	$5,317	$352	$49,911
Ending balance: collectively evaluated for impairment	$28,263	$92,999	$128,088	$88,689	$83,664	$103,894	$525,597

	Three Months Ended March 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	1,348	734	737	(19)	2,800
Losses charged off	(1,749)	(693)	(471)	(192)	(3,105)
Recoveries	164	63	10	99	336
Balance, March 31	$16,435	$3,352	$2,937	$2,470	$25,194

	Balances as of December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$5,213	$2,907	$871	$40	$9,031
Ending balance: collectively evaluated for impairment	8,124	646	1,060	1,772	11,602
Total Allowance for Loan Losses	$13,337	$3,553	$1,931	$1,812	$20,633

Total Loans:
Ending balance: individually evaluated for impairment	$31,225	$14,486	$5,241	$183	$51,135
Ending balance: collectively evaluated for impairment	302,754	25,237	80,788	103,788	512,567
Total Loans	$333,979	$39,723	$86,029	$103,971	$563,702

(1) Construction and Land Development loans
(2) Commercial Real Estate loans

Return to Cross Reference Table

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

Commercial Real Estate. Commercial Real Estate (“CRE”) consists of two segments – owner-occupied real estate loans and other commercial real estate loans. CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Commercial & Industrial Loans. Commercial and industrial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee.

Return to Cross Reference Table

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

Return to Cross Reference Table

Quality indicators for portfolio loans as of March 31, 2012 and December 31, 2011 based on the Bank’s internal risk categories are detailed in the following tables.

In thousands of dollars		At March 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,706	$75,788	$96,715	$69,475	$254,684
5	Special Mention	4,648	15,646	15,442	17,520	53,256
6	Substandard	12,358	6,400	17,887	8,423	45,068
7	Doubtful	862	72	507	445	1,886
8	Loss	-	-	-	-	-
	Total	$30,574	$97,906	$130,551	$95,863	$354,894

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$96,970	$10,646	$74,171	$24,187	$205,974
Accruing restructured	3,293	-	171	-	3,464
Delinquent less than 90 days	2,130	-	137	40	2,307
Nonperforming	2,720	-	98	47	2,865
Total	$105,113	$10,646	$74,577	$24,274	$214,610
Subtotal					$569,504
Deferred loan fees and costs, overdrafts, in-process accounts					6,004
Total Portfolio Loans					$575,508

In thousands of dollars		At December 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,940	$77,447	$96,864	$63,466	$249,717
5	Special Mention	2,920	15,526	15,897	17,212	51,555
6	Substandard	14,020	5,803	17,818	8,799	46,440
7	Doubtful	827	72	-	625	1,524
8	Loss	-	-	-	-	-
	Total	$29,707	$98,848	$130,579	$90,102	$349,236

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$95,045	$10,016	$74,387	$22,394	$201,842
Accruing restructured	3,078	-	171	-	3,249
Delinquent less than 90 days	3,072	-	239	70	3,381
Nonperforming	3,404	-	118	107	3,629
Total	$104,599	$10,016	$74,915	$22,571	$212,101
Subtotal					$561,337
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Return to Cross Reference Table

Loan totals in the classifications above are based on categories of loans as classified within the Bank’s regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of March 31, 2012 and December 31, 2011 follow.

Thousands of dollars	Delinquent Loans			Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Nonperforming (a+d)
As of March 31, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)
Commercial
Commercial CLD	$-	$-	$-	$25,468	$30,574	$5,106	$5,106
Owner-Occupied CRE	596	-	596	92,161	97,906	5,149	5,149
Other CRE	273	-	273	121,082	130,551	9,196	9,196
Commercial & Industrial	553	-	553	91,655	95,863	3,655	3,655
Consumer
Residential Mortgage	2,130	-	2,130	100,263	105,113	2,720	2,720
Consumer Construction	-	-	-	10,646	10,646	-	-
Home Equity	137	13	150	74,342	74,577	85	98
Other Consumer	40	-	40	24,187	24,274	47	47
Subtotal	$3,729	$13	$3,742	$539,804	$569,504	$25,958	$25,971
Deferred loan fees and costs, overdrafts, in-process accounts					6,004
Total Portfolio Loans					$575,508

As of December 31, 2011
Commercial
Commercial CLD	$426	$-	$426	$23,277	$29,707	$6,004	$6,004
Owner-Occupied CRE	1,511	-	1,511	92,828	98,848	4,509	4,509
Other CRE	703	-	703	122,672	130,579	7,204	7,204
Commercial & Industrial	447	-	447	85,216	90,102	4,439	4,439
Consumer
Residential Mortgage	3,072	-	3,072	98,123	104,599	3,404	3,404
Consumer Construction	-	-	-	10,016	10,016	-	-
Home Equity	239	31	270	74,558	74,915	87	118
Other Consumer	70	-	70	22,394	22,571	107	107
Subtotal	$6,468	$31	$6,499	$529,084	$561,337	$25,754	$25,785
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702
(1) All are accruing.

Return to Cross Reference Table

Impaired Loans

Information regarding impaired loans as of March 31, 2012 and December 31, 2011 follows.

	March 31, 2012			December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$4,437	$10,235	$-	$5,977	$15,366	$-
Owner-Occupied CRE	2,060	2,929	-	1,622	2,502	-
Other CRE	9,009	12,857	-	4,922	8,031	-
Commercial & Industrial	1,418	3,764	-	1,696	3,774	-
Consumer			-
Residential Mortgage	1,832	1,948	-	1,042	1,778	-
Consumer Construction	-	-	-	-	-	-
Home Equity	35	35	-	43	43	-
Other Consumer	141	141	-	189	189	-
Subtotal	$18,932	$31,909	$-	$15,491	$31,683	$-

Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,520	$8,520	$3,878	$8,509	$8,594	$2,907
Owner-Occupied CRE	7,278	8,688	2,509	6,391	7,925	2,344
Other CRE	10,303	12,685	1,520	15,259	17,205	2,085
Commercial & Industrial	1,217	1,326	567	1,335	2,372	785
Consumer
Residential Mortgage	3,485	4,193	779	4,792	5,998	870
Consumer Construction	-	-	-	-	-	-
Home Equity	171	171	42	171	171	35
Other Consumer	5	5	5	5	5	5
Subtotal	$30,979	$35,588	$9,300	$36,462	$42,270	$9,031

Total Impaired Loans
Commercial
Commercial CLD	$12,957	$18,755	$3,878	$14,486	$23,960	$2,907
Owner-Occupied CRE	9,338	11,617	2,509	8,013	10,427	2,344
Other CRE	19,312	25,542	1,520	20,181	25,236	2,085
Commercial & Industrial	2,635	5,090	567	3,031	6,146	785
Consumer
Residential Mortgage	5,317	6,141	779	5,834	7,776	870
Consumer Construction	-	-	-	-	-	-
Home Equity	206	206	42	214	214	35
Other Consumer	146	146	5	194	194	5
Total Impaired Loans	$49,911	$67,497	$9,300	$51,953	$73,953	$9,031

Return to Cross Reference Table

Information regarding average investment in impaired loans and interest income recognized on those loans for the three month periods ended March 31, 2012 and 2011 is shown below.

Period ended March 31, 2012	Three Months
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD
Owner-Occupied CRE	$4,467	$-
Other CRE	2,063	20
Commercial & Industrial	8,618	69
Consumer	1,418	4
Residential Mortgage
Consumer Construction	1,080	6
Home Equity	-	-
Other Consumer	36	-
Subtotal	166	-
	$17,848	$99
Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,896	$100
Owner-Occupied CRE	7,279	28
Other CRE	10,329	100
Commercial & Industrial	1,225	13
Consumer
Residential Mortgage	3,924	34
Consumer Construction	-	-
Home Equity	171	1
Other Consumer	5	-
Subtotal	$31,829	$276

Total Impaired Loans
Commercial
Commercial CLD	$13,363	$100
Owner-Occupied CRE	9,342	48
Other CRE	18,947	169
Commercial & Industrial	2,643	17
Consumer
Residential Mortgage	5,004	40
Consumer Construction	-	-
Home Equity	207	1
Other Consumer	171	-
Total Impaired Loans	$49,677	$375

Return to Cross Reference Table

Period ended March 31, 2011	Three Months
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Business & Commercial Mortgage	$5,512	$45
Construction & Land Development	4,201	-
Residential Mortgage	3,327	1
Personal	828	1
Subtotal	$13,868	$47

Loans with a specific valuation allowance
Business & Commercial Mortgage	$19,526	$136
Construction & Land Development	10,329	61
Residential Mortgage	3,848	26
Personal	333	1
Subtotal	$34,036	$224

Total Impaired Loans
Business & Commercial Mortgage	$25,038	$181
Construction & Land Development	14,530	61
Residential Mortgage	7,175	27
Personal	1,161	2
Total Impaired Loans	$47,904	$271

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

Return to Cross Reference Table

If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $11.4 million at March 31, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $20.4 million at March 31, 2012 and $21.8 million at December 31, 2011.

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

Accruing restructured loans at March 31, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $17.0 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $7.8 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.29%, compared to 5.46% earned on the entire commercial loan portfolio in the first quarter of 2012.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of seventeen loans for a total of $3.5 million at March 31, 2012. The average yield on modified residential mortgage and home equity loans was 3.98%, compared to 5.36% earned on the entire residential mortgage loan portfolio in the first quarter of 2012.

The Company has no personal loans other than the loans described in the paragraph above that are classified as troubled debt restructurings.

Return to Cross Reference Table

With regard to determination of the amount of the allowance for loan losses, all restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously above.

The following tables present information regarding troubled debt restructurings for the first quarter of 2012.

Newly Classified Accruing Troubled Debt Restructurings	Quarter Ended March 31, 2012
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	-	$-	$-
Owner-Occupied CRE	4	537	537
Other CRE	2	410	410
Commercial & Industrial	1	190	190
Consumer
Residential Mortgage	2	224	224
Total	9	$1,361	$1,361

Troubled Debt Restructurings that Subsequently Defaulted	Quarter Ended March 31, 2012
Dollars in thousands	Number of Loans	Recorded Balance
Commercial
Commercial CLD	1	$175
Owner-Occupied CRE	1	9
Total	2	$184

As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after the beginning of 2011 to determine whether they are now considered troubled debt restructurings. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

Return to Cross Reference Table

At the end of the first interim period of adoption (quarter ended September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $1.5 million.

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

Balances of securities by category are shown below at March 31, 2012 and December 31, 2011. All securities are classified as available for sale.

At March 31, 2012, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$41,282	$286	$(13)	41,555
Mortgage-backed agency securities	119,999	1,647	(486)	121,160
Obligations of states and political subdivisions	19,683	861	-	20,544
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$181,116	$2,799	$(499)	$183,416

At December 31, 2011, in thousands of dollars
U.S. Treasury and agency securities	$48,999	$385	$(18)	$49,366
Mortgage-backed agency securities	101,855	1,321	(479)	102,697
Obligations of states and political subdivisions	19,690	1,287	0	20,977
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$170,696	$2,998	$(497)	$173,197

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

At March 31, 2012	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$5,089	$(13)	$-	$-	$5,089	$(13)
Mortgage-backed agency securities	50,604	(477)	1,899	(9)	52,503	(486)
Total	$55,693	$(490)	$1,899	$(9)	$57,592	$(499)

Return to Cross Reference Table

At December 31, 2011	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$5,101	$(18)	$-	$-	$5,101	$(18)
Mortgage-backed agency securities	36,420	(424)	5,764	(55)	42,184	(479)
Total	$41,521	$(442)	$5,764	$(55)	$47,285	$(497)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first three months of 2012 or 2011.

The unrealized losses on the Company’s investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three month periods ended March 31, 2012 and 2011 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended March 31
In thousands of dollars	2012	2011
Sales proceeds	$2,847	$-
Gross gains on sales	30	-
Gross loss on sales	(26)	-

The fair value and amortized cost of securities available for sale by contractual maturity as of March 31, 2012 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the “Due after one year through five years” category.

Return to Cross Reference Table

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$31,697	$31,866
Due after one year through five years	146,997	148,948
Due after five years through ten years	2,341	2,514
Due after ten years	55	57
Equity securities	26	31
Total securities	$181,116	$183,416

Securities carried at $1.1 million as of March 31, 2012 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 4 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$103,395	18.0%	$103,405	18.3%
Business, including commercial mortgages	345,939	60.0%	335,133	59.5%
Tax exempt	1,826	0.3%	2,045	0.4%
Residential mortgage	82,759	14.4%	83,072	14.7%
Construction and development	41,220	7.2%	39,721	7.0%
Deferred loan fees and costs	369	0.1%	326	0.1%
Total portfolio loans	$575,508	100.0%	$563,702	100.0%

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $37,500 and $19,200, respectively, in compensation expense related to stock based compensation plans for the three month periods ended March 31, 2012 and 2011. The Company has a policy of issuing authorized but unissued shares to satisfy exercises of stock options or stock only stock appreciation rights.

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

Return to Cross Reference Table

The following table shows activity for the three months ended March 31, 2012 for the Company’s Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards Outstanding	Weighted Avg. Exercise Price	Awards Outstanding	Grant Date Fair Value	Awards Outstanding	Grant Date Fair Value
Balance at January 1	85,750	$3.35	16,856	$3.35	25,000	$3.35
Awards granted	83,500	3.30	32,750	3.30	-	-
Awards forfeited	-		-		(1,500)	3.35
Balance at Mar. 31	169,250	$3.33	49,606	$3.32	23,500	$3.35

(1)					Stock Only Stock Appreciation Rights
(2)					Restricted Stock Units

As of March 31, 2012, unrecognized compensation expense related to the Incentive Plan totaled $334,200. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets. The Company has established three performance targets for 2012 grants. Those targets are based on the Company’s pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target is weighted equally, and target levels are based on United’s 2012 financial plan. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets” under “Results of Operations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March of 2012 and 2011. Fair value of grants in 2012 and 2011 is based on the weighted-average assumptions shown in the table below.

	2012	2011
Dividend yield	0.0%	0.0%
Expected life in years	5	5
Expected volatility	37%	35%
Risk-free interest rate	0.84%	2.16%
Fair value	$1.105	$1.136

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

Return to Cross Reference Table

At March 31, 2012, the aggregate intrinsic value of SOSARs outstanding was $4,175. Intrinsic value was determined by calculating the difference between the Company's closing stock price on March 31, 2012 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on March 31, 2012. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.72 years.

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

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance at January 1, 2012	381,743	$21.19
Options expired	(10,624)	19.98
Options forfeited	-	-
Balance at March 31, 2012	371,119	$21.22

The table below provides information regarding stock options outstanding under the 2005 Plan at March 31, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	371,119	4.36	Years	$21.22	370,074	$21.26

As of the end of the first quarter of 2012, unrecognized compensation expense related to the stock options granted under the 2005 Plan totaled less than $1,000 and is expected to be recognized over three months.

At March 31, 2012, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on March 31, 2012 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on March 31, 2012.

Return to Cross Reference Table

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $758.3 million and $735.1 million at March 31, 2012 and December 31, 2011, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $752.6 million at March 31, 2012 and $732.6 million at December 31, 2011.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three month periods ended March 31, 2012 and 2011 are shown below.

	Three Months Ended March 31,
In thousands of dollars	2012	2011
Balance at beginning of period	$5,405	$4,763
Amount capitalized	528	437
Amount amortized	(388)	(196)
Balance at March 31	$5,545	$5,004

The fair value of servicing rights was as follows:

In thousands of dollars	3/31/12	12/31/11
Fair value, January 1	$7,331	$5,806
Fair value, end of period	$5,743	$7,331

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

A reconciliation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
In thousands, except per-share data	2012	2011
Net income	$842	$359
Less:
Accretion of discount on preferred stock	(27)	(26)
Dividends on preferred stock	(258)	(258)
Income available to common shareholders	$557	$75

Return to Cross Reference Table

	Three Months Ended March 31,
	2012	2011
Basic and diluted income:
Weighted avg. common shares outstanding	12,672.5	12,666.8
Weighted avg. contingently issuable shares	112.0	69.7
Total weighted avg. shares outstanding	12,784.5	12,736.5
Basic and diluted income per share	$0.04	$0.01

A total of 614,480 and 547,980 shares, respectively, for the three month periods ended March 31, 2012 and 2011, subject to stock options, restricted stock, RSU and SOSAR grants, and 311,492 shares subject to warrants, are not considered in computing diluted earnings per share because they were not dilutive as of March 31, 2012 and 2011.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
In thousands of dollars	2012	2011
Net unrealized gain (loss) on securities available for sale	$(201)	$133
Tax (expense) benefit	68	(45)
Other comprehensive income (loss)	$(133)	$88

The components of accumulated other comprehensive income included in shareholders’ equity at March 31, 2012 and December 31, 2011 were as follows:

In thousands of dollars	3/31/12	12/31/11
Net unrealized gains on securities available for sale	$2,300	$2,501
Tax expense	(782)	(850)
Accumulated other comprehensive income	$1,518	$1,651

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

Except as described below under “Impaired Loans (Collateral Dependent)”, calculation of fair values is performed by the Financial Accounting Department, based on the inputs and methodologies described within each category below. The major inputs and methodologies are reviewed by the Chief Financial Officer (“CFO”) for approval as part of the quarterly closing process.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at March 31, 2012 and December 31, 2011, in thousands of dollars:

		Fair Value Measurements Using
March 31, 2012	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$41,555	$-	$41,555	$-
Mortgage-backed agency securities	121,160	-	121,160	-
Obligations of states and political subdivisions	20,544	-	20,544	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$183,416	$31	$183,385	$-

December 31, 2011
Available for sale securities:
U.S. Treasury and agency securities	$49,366	$-	$49,366	$-
Mortgage-backed agency securities	102,697	-	102,697	-
Obligations of states and political subdivisions	20,977	-	20,977	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$173,197	$31	$173,166	$-

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

Return to Cross Reference Table

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government agency securities, mortgage-backed securities, obligations of states and municipalities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather, relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no Level 3 securities.

Transfers between Levels
There were no transfers between Levels 1, 2 and 3 in the quarter ended March 31, 2012 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
March 31, 2012	$34,666	$-	$-	$34,666
December 31, 2011	39,438	-	-	39,438

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

As of March 31, 2012, in thousands of dollars	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans (Collateral Dependent):	$34,666	Market comparable properties	Marketability discount	6.5%–39.5% (13.3%)

Significant Unobservable Inputs
The following is a discussion of the significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Return to Cross Reference Table

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The Company’s practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. These discounts and estimates are developed by the Credit Department, and are reviewed by the Chief Credit Officer and the CFO. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements Using
March 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$111,495	$111,495	$-	$-
Securities available for sale	183,416	31	183,385	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	11,719	-	11,719	-
Net portfolio loans	554,460	-	-	563,498
Accrued interest receivable	2,994	-	2,994	-

Financial liabilities
Total deposits	$(792,497)	$-	$(796,048)	$-
FHLB advances	(24,035)	-	(25,312)	-
Accrued interest payable	(469)	-	(469)	-

Return to Cross Reference Table

		Fair Value Measurements Using
December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$107,592	$107,592	$-	$-
Securities available for sale	173,197	31	173,166	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	8,290	-	8,290	-
Net portfolio loans	543,069	-	-	551,616
Accrued interest receivable	2,772	-	2,772	-

Financial liabilities
Total deposits	$(764,856)	$-	$(768,783)	$-
FHLB advances	(24,035)	-	(25,475)	-
Accrued interest payable	(491)	-	(491)	-

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

Net portfolio loans – The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax-exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The Bank’s current loan rates are comparable with rates offered by other financial institutions. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

Total deposits – With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities. The Bank’s current deposit rates are comparable with rates offered by other financial institutions.

FHLB advances – The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

Off-balance-sheet financial instruments – Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

Return to Cross Reference Table

Note 10 – Accounting Developments

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance is to be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the methodologies prescribed by this ASU effective with the quarter ended March 31, 2012, and the ASU did not have an effect on its financial position or results of operations.

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

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company adopted the methodologies prescribed by this ASU effective with the quarter ended March 31, 2012, and the ASU did not have an effect on its financial position or results of operations.

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

The amendments in this Update are to be applied on a prospective basis to deconsolidation events occurring after December 31, 2011. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. Early adoption is permitted. The Company adopted this ASU effective with the first quarter of 2012, and adoption of this ASU did not have an impact on its financial position or results of operations.

Return to Cross Reference Table

Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

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

Note 11 – Legal Proceedings

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations forUnited Bancorp, Inc. (the "Company" or “United”) and its subsidiary bank, United Bank & Trust (“UBT” or the “Bank”), for the three month periods ended March 31, 2012 and 2011. The discussion should be reviewed in conjunction with the Company’s consolidated financial statements and related notes.

Return to Cross Reference Table

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At March 31, 2012, we had total assets of approximately $914.5 million, deposits of approximately $792.5 million, and total shareholders' equity of approximately $94.3 million. Our common stock is quoted on the OTC Bulletin Board under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the three months ended March 31, 2012, our noninterest income equaled 38.6% of our combined net interest income and noninterest income. For each of the last five years ended December 31, 2011, noninterest income approximated 33.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.42% for the three months ended March 31, 2012. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets” under “Results of Operations” below.

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

Our mortgage group, United Mortgage Company, offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been the most active originator of residential mortgage loans in our market area

.Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 25.7% of our noninterest income for the three months ended March 31, 2012.

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

Board Resolution

At the direction of the Federal Reserve Bank of Chicago (“FRB”), on April 22, 2010, the Company’s Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB prior to any of the following: (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.

The Company has requested and received FRB approval to declare and pay as required, and has declared and paid, all accrued dividends on its 20,600 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Preferred Shares"), issued to the United States Department of the Treasury pursuant to the TARP Capital Purchase Program, since the date of adoption of the resolution to the date of this report.

On April 20, 2012, the FRB notified the Company of its approval to pay the Preferred Share dividend due May 15, 2012. The FRB also notified the Company that it was not required to seek prior approval of future payments of dividends on the Preferred Shares if certain conditions are met, including: (i) maintenance of a cash balance at the holding company of at least $3.3 million; (ii) payment of dividends will not significantly impact the Bank’s capital levels; and (iii) neither the Company nor the Bank experiences any significant change to its financial condition or regulatory classification or standing. If these conditions are satisfied, then we may pay dividends on the Preferred Shares without prior regulatory approval. However, there can be no assurance that we will be able to satisfy all of these conditions. If any of these conditions are not satisfied, then we may not pay dividends on the Preferred Shares without prior regulatory approval and no assurance can be given that the FRB will give any such approval in the future. Our cash balance at the holding company was $4.6 million at March 31, 2012.

Return to Cross Reference Table

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $12.0 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010 and 2011, and March 31, 2012. At March 31, 2012 the Bank’s Tier 1 capital ratio was 9.17%, and its ratio of total capital to risk-weighted assets was 15.36%. At March 31, 2012, the Bank was categorized as well-capitalized under applicable regulatory guidelines.

Executive Summary

The Company’s consolidated net income was $842,000 in the first quarter of 2012, compared to $359,000 for the first quarter of 2011. Net income per common share for the three months ended March 31, 2012 was $0.04, up from $0.01 per common share for the comparable period of 2011. Return on average assets (“ROA”) was 0.38% for the first quarter of 2012, compared to 0.17% for the same period of 2011. Return on average shareholders’ equity (“ROE”) was 3.61% for the first quarter of 2012, compared to 1.57% for the same period of 2011.

The Company’s combined net interest income and noninterest income was up 8.8% in the first quarter of 2012 compared to the same period of 2011. Most categories of noninterest income decreased in the first quarter of 2012 compared to the same period of 2011, but large increases in income from loan sales and servicing and other income offset the decreases. Total noninterest income for the quarter ended March 31, 2012 was up 21.2% compared to the same quarter of 2011.

The Company’s noninterest expenses for the three months ended March 31, 2012 also increased from the same quarter of 2011, with the largest dollar increases in compensation expense and expenses related to other real estate owned (“ORE”) and other foreclosed properties. Total noninterest expenses were up 11.6% in the first quarter of 2012 compared to the same period of 2011.

The Company’s provision for loan losses for the first quarter of 2012 was $2.1 million, compared to $2.8 million for the same quarter of 2011, and exceeded net charge-offs of $1.7 million for the most recent quarter.

Total consolidated assets of the Company were $914.5 million at March 31, 2012, compared to $885.0 million at December 31, 2011. Total portfolio loans of $575.5 million increased in the first quarter of 2012 by $11.8 million, and have declined by just $2.6 million, or 0.5%, over the most recent twelve months. Total loans at March 31, 2012 were at their highest quarterly levels of the past five quarters, as loan demand has improved and charge-offs have declined. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio.

Return to Cross Reference Table

While the Company’s total portfolio loans have declined by $2.6 million, or 0.5%, since March 31, 2011, the balance of loans serviced for others has increased by $71.6 million, or 10.4%, during the same time period. The Company continued to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United’s balances in federal funds sold and other short-term investments were $96.4 million at March 31, 2012, compared to $91.8 million at December 31, 2011 and $126.2 million at March 31, 2011. Securities available for sale of $183.4 million at March 31, 2012 were up 5.9% from December 31, 2011 levels and 30.4% from March 31, 2011 levels.

Total deposits of $792.5 million at March 31, 2012 were up $27.6 million, or 3.6%, from $764.9 million at December 31, 2011, with most of the increase in non-interest bearing deposit balances. The majority of the Bank’s deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company’s cost of interest-bearing deposits was 0.68% for the first quarter of 2012, down from 0.92% for the same period of 2011.

The Company’s ratio of allowance for loan losses to total loans was 3.66% and the ratio of allowance for loan losses to nonperforming loans was 81.0% at March 31, 2012, compared to 3.66% and 80.0%, respectively, at December 31, 2011. The Company’s allowance for loan losses increased by $415,000, or 2.0%, from December 31, 2011 to March 31, 2012. Net charge-offs of $1.7 million for the first quarter of 2012 were $2.3 million and $1.1 million lower than in the fourth quarter of 2011 and the first quarter of 2011, respectively, and were at the lowest quarterly level since the second quarter of 2008.

Within the Company’s loan portfolio, $26.0 million of loans were considered nonperforming at March 31, 2012, compared to $25.8 million at December 31, 2011 and $27.8 million at March 31, 2011. Total nonperforming loans as a percent of total portfolio loans decreased from 4.57% at the end of 2011 and 4.80% at March 31, 2011 to 4.51% at March 31, 2012. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at March 31, 2012, December 31, 2011 and March 31, 2011 were $20.4 million, $21.8 million and $18.5 million, respectively.

Financial Condition

Securities

Balances in the securities portfolio have increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company’s investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of March 31, 2012 and December 31, 2011.

Return to Cross Reference Table

	March 31, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$41,555	22.7%	$49,366	28.5%
Mortgage-backed agency securities	121,160	66.1%	102,697	59.3%
Obligations of states and political subdivisions	20,544	11.2%	20,977	12.1%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	31	0.0%	31	0.0%
Total Investment Securities	$183,416	100.0%	$173,197	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 1.8% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 2.6% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be “high risk.” The Bank’s investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains in each category of the portfolio at March 31, 2012 and December 31, 2011.

Unrealized gains in thousands of dollars	3/31/12	12/31/11	Change
U.S. Treasury and agency securities	$273	$367	$(94)
Mortgage-backed agency securities	1,161	842	319
Obligations of states and political subdivisions	861	1,287	(426)
Equity securities	5	5	-
Total Investment Securities	$2,300	$2,501	$(201)

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed “other than temporary” for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $110 million for 2011, and continues to pay dividends on its stock.2 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of March 31, 2012.

2 Federal Home Loan Bank of Indianapolis, Form 10-K for the period ended December 31, 2011.

Return to Cross Reference Table

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Personal	$(10)	0.0%	$(3,856)	-3.6%
Business, including commercial mortgages	10,806	3.2%	1,868	0.5%
Tax exempt	(219)	-10.7%	(309)	-14.5%
Residential mortgage	(313)	-0.4%	(1,979)	-2.3%
Construction and development	1,499	3.8%	1,780	4.5%
Deferred loan fees and costs	43	13.2%	(107)	-22.5%
Total portfolio loans	$11,806	2.1%	$(2,603)	-0.5%

Total portfolio loan balances increased by $11.8 million, or 2.1%, from December 31, 2011 and were down $2.6 million, or 0.5%, from March 31, 2011. Personal loans on the Company’s balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances were substantially unchanged in the first quarter of 2012, and declined by 3.6% over the twelve months ended March 31, 2012. Most of the Company’s growth in portfolio loans in the first quarter of 2012 was in business loans. Business loan balances increased by $10.8 million, or 3.2%, since December 31, 2011, and have increased by $1.9 million, or 0.5%, over the twelve months ended March 31, 2011. Growth of business loans in the first quarter of 2012 reflects an improvement in loan demand, net of write-downs, charge-offs and payoffs, and has helped to offset much of the reduction in loans experienced over the past eighteen months.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. The Bank continues to experience significant volume in residential real estate mortgage financing, and this includes the refinancing of some portfolio loans and sale of those loans on the secondary market. Portfolio balances of residential mortgages decreased by 0.4% in the first quarter of 2012 and by 2.3% in the twelve months ended March 31, 2012.

The Bank’s loan portfolio includes $4.0 million of purchased participations in business loans originated by other institutions. These participations represent 0.6% of total loans. Of those participation loans, 92.1% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Return to Cross Reference Table

Outstanding balances of loans for construction and development have increased, primarily as a result of seasonal demand and a mild winter season. Balances increased by 3.8%, in the first quarter of 2012 and 4.5% since March 31, 2011. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

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

Nonperforming assets
In thousands of dollars	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Nonaccrual loans	$25,958	$25,754	$29,392	$28,099	$25,451
Accruing loans past due 90 days or more	13	31	386	3,138	2,326
Total nonperforming loans	25,971	25,785	29,778	31,237	27,777
Nonperforming loans % of total portfolio loans	4.51%	4.57%	5.16%	5.43%	4.80%
Allowance coverage of nonperforming loans	81.0%	80.0%	81.8%	81.2%	90.7%

Other assets owned	3,484	3,669	4,301	4,967	4,641
Total nonperforming assets	$29,455	$29,454	$34,079	$36,204	$32,418
Nonperforming assets % of total assets	3.22%	3.33%	3.81%	4.20%	3.66%

Loans delinquent 30-89 days	$3,729	$6,468	$3,613	$4,896	$5,939

Accruing restructured loans	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11
Business, including commercial mortgages	$9,137	$10,404	$10,301	$10,347	$10,551
Construction and development	7,825	8,186	8,231	4,844	4,401
Residential mortgage	3,293	3,078	2,569	3,667	3,504
Home Equity	171	171	300	-	-
Total accruing restructured loans	$20,426	$21,839	$21,401	$18,858	$18,456

Total nonaccrual loans have increased by $204,000 since the end of 2011 and by $507,000 since March 31, 2011, while accruing loans past due 90 days or more have decreased by $18,000 and $2.3 million, respectively, for the same periods. The change in nonaccrual loans principally reflects the migration of some loans to nonaccrual status, net of the payoff or charge-off of some nonperforming loans. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

Return to Cross Reference Table

Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

Total nonperforming loans have increased by $186,000 since December 31, 2011, but have declined by $1.8 million since March 31, 2011. Total nonperforming loans as a percent of total portfolio loans were 4.51% at March 31, 2012, down from 4.57% and 4.80% at December 31 and March 31, 2011, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 80.0% at December 31, 2011 to 81.0% at March 31, 2012. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $185,000 since the end of 2011 and $1.2 million since March 31, 2011, as the Bank continued to sell assets while others have been added to its totals. At March 31, 2012, other real estate owned included twenty-eight properties that were acquired through foreclosure or in lieu of foreclosure. The properties included seventeen commercial properties, seven of which were the result of out-of-state loan participations, and eleven residential properties. All properties are for sale. The Bank had no other repossessed assets at March 31, 2012.

The following table reflects the changes in other assets owned during 2012.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,657	$12	$3,669
Additions	1,288	19	1,307
Sold	(1,403)	(31)	(1,434)
Write-downs of book value	(58)	-	(58)
Balance at March 31	$3,484	$-	$3,484

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

Return to Cross Reference Table

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans which is included in nonaccrual loans, was $11.4 million at March 31, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $20.4 million at March 31, 2012 and $21.8 million at December 31, 2011.

Accruing restructured loans at March 31, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $17.0 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $7.8 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.29%, compared to 5.46% earned on the entire commercial loan portfolio in the first quarter of 2012.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of seventeen loans for a total of $3.5 million at March 31, 2012. The average yield on modified residential mortgage and home equity loans was 3.98%, compared to 5.36% earned on the entire residential mortgage loan portfolio in the first quarter of 2012.

The Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at March 31, 2012. All of the Company’s accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of March 31, 2012 and December 31, 2011.

In thousands of dollars	3/31/12	12/31/11	Change
Balance of TDR Loans	$20,426	$21,839	$(1,413)
Specific reserve on above loans	5,529	4,764	765
Percent	27.1%	21.8%

Return to Cross Reference Table

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank’s loan portfolio, $49.9 million of impaired loans have been identified as of March 31, 2012, down from $52.0 million as of December 31, 2011. The specific allowance for impaired loans was $9.3 million at March 31, 2012, up from $9.0 million at December 31, 2011. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank’s current analysis of losses inherent in its loan portfolios.

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

Allowance for Loan Losses. The Company’s allowance for loan losses increased by $415,000 during the first quarter of 2012, but has decreased by $4.1 million over the twelve months ended March 31, 2012. The allowance for loan losses as a percent of total loans at March 31, 2012 was unchanged from 3.66% at December 31, 2011, but is down from 4.36% at March 31, 2011.

Return to Cross Reference Table

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other factors management believes to be relevant.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At March 31, 2012, core deposits accounted for 98.8% of total deposits, unchanged from March 31, 2011. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank’s market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.
	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Noninterest bearing	$21,181	15.2%	$26,056	19.4%
Interest bearing deposits	6,460	1.0%	6,208	1.0%
Total deposits	$27,641	3.6%	$32,264	4.2%

Deposit balances increased by $27.6 million, or 3.6% in the first quarter of 2012, and $32.3 million, or 4.2% in the twelve months ended March 31, 2012. In the most recent quarter, demand deposit balances increased by $21.2 million, while interest bearing deposits increased by $6.5 million. The increase in non-interest bearing deposits during the three month period ended March 31, 2012 includes a seasonal increase in public funds.

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

Noninterest bearing deposits made up 20.3% of total deposits at March 31, 2012, compared to 18.2% at December 31, 2011 and 17.7% at March 31, 2011. The following table shows the makeup of the Company’s deposits at March 31, 2012, December 31, 2011 and March 31, 2011.

Return to Cross Reference Table

Percentage Makeup of Deposit Portfolio	3/31/12	12/31/11	3/31/11
Noninterest bearing	20.3%	18.2%	17.7%
Interest bearing deposits	79.7%	81.8%	82.3%
Total deposits	100.0%	100.0%	100.0%

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

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $842,000 in the first quarter of 2012. This compares to consolidated net income of $359,000 for the first quarter of 2011. The improvement in income in the first quarter of 2012 resulted primarily from increased levels of noninterest income and reduced amounts in the Company’s provision for loan losses, and in spite of continued elevated levels of expenses relating to ORE and foreclosed property.

United’s net interest margin for the three months ended March 31, 2012 of 3.62% was unchanged from the same period of 2011, but was down from 3.67% for the quarter ended December 31, 2011. For the first quarter of 2012, net interest income of $7.6 million was up 2.3% compared to the same period of 2011. Noninterest income of $4.8 million for the quarter ended March 31, 2012 improved by 21.2% compared to the first quarter of 2011. Noninterest income represented 38.6% of the Company’s combined net interest income and noninterest income for the three months ended March 31, 2012, compared to 34.7% for the same period of 2011.

Total noninterest expense for the first quarter of 2012 was up 11.6% from the first quarter of 2011. In the first quarter of 2012, the largest dollars of increase in noninterest expense was in expenses related to ORE and other foreclosed properties, which included write-downs of the value and losses on the sale of property held as ORE, costs to maintain and carry those properties, and losses and fees related to foreclosed mortgage loans previously sold on the secondary market.

Return to Cross Reference Table

Expenses related to salaries and employee benefits increased by 9.3% in the first quarter of 2012 compared to the same period of 2011. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its anticipated future expansion, including expansion into Livingston County, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under its bonus plans in 2011 or the first quarter of 2012.

The Company’s provision for loan losses of $2.1 million in the first quarter of 2012 was down from $2.8 million for the first quarter of 2011. ROA was 0.38% for the first quarter of 2012, compared to 0.17% for the same period of 2011. ROE was 3.61% for the most recent quarter, compared to 1.57% for the same period of 2011.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2012	2011
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income	$7,569	$7,687	$7,437	$7,525	$7,402
Provision for loan losses	2,100	250	6,000	3,100	2,800
Noninterest income	4,758	4,635	4,256	4,395	3,925
Noninterest expense	9,169	8,815	9,084	8,501	8,218
Federal income tax provision	216	960	(1,291)	(42)	(50)
Net income (loss)	842	2,297	(2,100)	361	359
Earnings (loss) per common share	$0.04	$0.16	$(0.19)	$0.01	$0.01
Return on average assets (a)	0.38%	1.03%	-0.95%	0.17%	0.17%
Return on average shareholders' equity (a)	3.61%	9.89%	-8.85%	1.55%	1.57%
Net interest margin	3.62%	3.67%	3.58%	3.69%	3.62%
Efficiency ratio (tax equivalent basis)	73.8%	70.9%	77.0%	70.7%	71.8%

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

Return to Cross Reference Table

The Company’s strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA was relatively unchanged, at 1.42% for the first quarter of 2012, compared to 1.43% for the same period in 2011.

PTPP ROA for the first quarter of 2012 was down from 1.59% in the fourth quarter of 2011, as a result of a reduction in net interest income and an increase in noninterest expense. The changes in net interest income continue to reflect, in part, the significant liquidity that the Company maintains on its balance sheet. Noninterest expenses were impacted in the first quarter of 2012 by increases in expenses related to ORE and foreclosed properties, compared to prior periods.

The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three month periods ended March 31, 2012 and 2011 and December 31, 2011.

	Three Months Ended March 31,			Three Months Ended \December 31,
In thousands of dollars	2012	2011	Change	2011	Change
Interest income	$8,833	$9,089	-2.8%	9,079	-2.7%
Interest expense	1,264	1,687	-25.1%	1,392	-9.2%
Net interest income	7,569	7,402	2.3%	7,687	-1.5%
Noninterest income	4,758	3,925	21.2%	4,635	2.7%
Noninterest expense	9,169	8,218	11.6%	8,815	4.0%
Pre-tax, pre-provision income	$3,158	$3,109	1.6%	$3,507	-10.0%
Average assets	$894,346	$879,695	1.7%	$881,480	1.5%
Pre-tax, pre-provision ROA	1.42%	1.43%	-0.01%	1.59%	-0.17%
Reconcilement to GAAP income:
Provision for loan losses	2,100	2,800		250
Income tax (benefit)	216	(50)		960
Net income	$842	$359		$2,297

Net Interest Income

The Company’s yield on earning assets and its cost of funds both declined in the first quarter of 2012, as compared to the same period of 2011, resulting in an increase in net interest spread. United has continued to maintain high levels of liquidity during the first three months of 2012 compared to the same period of 2011, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this extended period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge. This additional liquidity also contributes to the Company’s lower net interest margin. At the same time, the Bank has continued to reduce its average balances of FHLB advances and higher-cost deposits, contributing to lower interest costs. Net interest spread, on a tax equivalent basis, improved from 3.38% for the first quarter of 2011 to 3.42% for the comparable quarter of 2012. Net interest margin of 3.62% for the first quarter of 2012 was unchanged from the same period of 2011.

Return to Cross Reference Table

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012			2011
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$85,003	$54	0.25%	$118,251	$74	0.25%
Taxable investments	160,408	674	1.69%	109,758	604	2.23%
Tax exempt securities (b)	20,739	269	5.86%	23,841	310	5.19%
Taxable loans	583,823	7,902	5.44%	587,822	8,174	5.64%
Tax exempt loans (b)	1,863	35	7.62%	2,152	44	8.13%
Total interest earning assets (b)	851,836	8,934	4.20%	841,824	9,206	4.43%
Less allowance for loan losses	(21,611)			(25,290)
Other assets	64,121			63,161
Total Assets	$894,346			$879,695

Liabilities and Shareholders' Equity
NOW and savings deposits	$367,605	157	0.17%	$351,703	262	0.30%
Other interest bearing deposits	260,878	899	1.39%	269,955	1,148	1.72%
Total interest bearing deposits	628,483	1,056	0.68%	621,658	1,410	0.92%
Short term borrowings	-	-	0.00%	763	11	6.00%
Other borrowings	24,035	208	3.43%	30,199	266	3.57%
Total interest bearing liabilities	652,518	1,264	0.78%	652,620	1,687	1.05%
Noninterest bearing deposits	145,494	-		131,066	-
Total including noninterest bearing deposits	798,012	1,264	0.64%	783,686	1,687	0.87%
Other liabilities	2,602			3,185
Shareholders' equity	93,732			92,824
Total Liabilities and Shareholders' Equity	$894,346			$879,695
Net interest income (b)		7,670			7,519
Net spread (b)			3.42%			3.38%
Net yield on interest earning assets (b)			3.62%			3.62%
Tax equivalent adjustment on interest income		(101)			(117)
Net interest income per income statement		$7,569			$7,402
Ratio of interest earning assets to interest bearing liabilities			1.31			1.29

(a)	Non-accrual loans and overdrafts are included in the average balances of loans
(b)	Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c)	Annualized

Return to Cross Reference Table

Provision for Loan Losses

The Company’s provision for loan losses for the first quarter of 2012 was $2.1 million, down from $2.8 million for the first quarter of 2011. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio. The Company’s provision for losses for the first quarter exceeded net charge-offs.

The Bank’s credit quality measures have shown some improvement in recent quarters. The loan portfolio of the Bank continues to be affected by loans to a number of larger commercial borrowers that continue to struggle to meet their financial obligations. Loans in the Bank's residential CLD loan portfolio are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Information regarding the allowance for loan losses is included in the “Credit Quality” discussion above.

Noninterest Income

Total noninterest income improved by 21.2% for the first quarter of 2012 compared to the same period of 2011. The following table summarizes changes in noninterest income by category for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
In thousands of dollars	2012	2011	Change
Service charges on deposit accounts	$433	$503	$(70)	-13.9%
Wealth Management fee income	1,225	1,263	(38)	-3.0%
Gains on securities transactions	4	-	4	0.0%
Income from loan sales and servicing	1,904	1,311	593	45.2%
ATM, debit and credit card fee income	507	513	(6)	-1.2%
Income from bank-owned life insurance	104	105	(1)	-1.0%
Other income	581	230	351	152.6%
Total noninterest income	$4,758	$3,925	$833	21.2%

Service charges on deposit accounts were down 13.9% in the first quarter of 2012 compared to the same period a year earlier. Substantially all of the decline over the past twelve months was due to a reduction in non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income decreased by 3.0% in the first quarter of 2012 compared to the same period of 2011, with most of the reduction for the quarter in brokerage fees due to changes in staffing levels.

Return to Cross Reference Table

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2012, and has increased by $593,000, or 45.2% when compared to the first quarter in 2011 as a result of continued high levels of residential mortgage loans originated and sold on the secondary market.

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

	Three Months Ended March 31,
In thousands of dollars	2012	2011
Residential mortgage sales and servicing	$1,793	$1,009
USFC commercial loan sales and servicing	111	302
Total income from loan sales and servicing	$1,904	$1,311

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was substantially unchanged in the three months ended March 31, 2012 compared to the same period of 2011.

Other income includes income from various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also includes gains on the sale of ORE property of $290,000 and $20,000, respectively, in the first quarters of 2012 and 2011. Total other income was up 152.6% in the quarter ended March 31, 2012 compared to the same period of 2011.

Return to Cross Reference Table

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2012	2011
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Service charges on deposit accounts	$433	$471	$486	$511	$503
Wealth Management fee income	1,225	1,299	1,226	1,291	1,263
Gains on securities transactions	4	-	-	-	-
Income from loan sales and servicing	1,904	1,894	1,610	1,619	1,311
ATM, debit and credit card fee income	507	557	550	556	513
Income from bank-owned life insurance	104	108	108	107	105
Other income	581	306	276	311	230
Total noninterest income	$4,758	$4,635	$4,256	$4,395	$3,925

Noninterest Expense

Salaries and employee benefits typically make up roughly 55% of the Company’s total noninterest expense. Occupancy and equipment expense is the second-largest noninterest expense category, and expenses in this area have remained relatively consistent over the most recent five quarters. Expenses relating to ORE property and other foreclosed assets continue to increase, and for the most recent quarter, made up 10.2% of total noninterest expense. The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2012	2011
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Salaries and employee benefits	$5,001	$4,870	$4,759	$4,767	$4,575
Occupancy and equipment expense, net	1,318	1,196	1,276	1,291	1,252
External data processing	247	301	392	329	320
Advertising and marketing	193	143	164	158	160
Attorney, accounting and other professional fees	468	336	476	433	433
Director fees	98	65	102	101	102
Expenses relating to ORE property and other foreclosed assets	933	693	815	254	257
FDIC insurance premiums	295	294	288	302	431
Other expenses	616	917	812	866	688
Total noninterest expense	$9,169	$8,815	$9,084	$8,501	$8,218

Return to Cross Reference Table

The following table summarizes changes in the Company's noninterest expense by category for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
In thousands of dollars	2012	2011	Change
Salaries and employee benefits	$5,001	$4,575	$426	9.3%
Occupancy and equipment expense, net	1,318	1,252	66	5.3%
External data processing	247	320	(73)	-22.8%
Advertising and marketing	193	160	33	20.6%
Attorney, accounting and other professional fees	468	433	35	8.1%
Director fees	98	102	(4)	-3.9%
Expenses relating to ORE property and other foreclosed assets	933	257	676	263.0%
FDIC insurance premiums	295	431	(136)	-31.6%
Other expenses	616	688	(72)	-10.5%
Total noninterest expense	$9,169	$8,218	$951	11.6%

Total noninterest expenses were up 11.6% in the first quarter of 2012 compared to the same period of 2011. Several categories of noninterest expense declined during the first quarter of 2012 compared to the same period of 2011. External data processing expenses were down 22.8% in the first quarter of 2012 compared to the same period of 2011, in part due to lower costs of data processing within the Wealth Management Group, resulting from a conversion to a new processor in the second half of 2011. In addition, FDIC insurance premiums declined by 31.6% during the same period as a result of lower base charges. Other expenses were down 10.5% during the quarter.

Salaries and employee benefits for the first quarter of 2012 increased by 9.3% over the same period one year earlier. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston County, future anticipated growth, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2011 or the first three months of 2012.

Expenses related to ORE and other foreclosed properties increased by $676,000 in the first quarter of 2012 compared to the same period of 2011. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In addition, during the first quarter of 2012, the Company recorded $550,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted. Advertising and marketing expenses increased by $33,000 in the first quarter of 2012 compared to the same period of 2011. Attorney, accounting and other professional fees were up 8.1% for the first quarter of 2012 compared to the same quarter of 2011.

Return to Cross Reference Table

Federal Income Tax

The table below shows the Company’s effective tax rates for the three month periods ended March 31, 2012 and 2011.

	Current Quarter
	2012	2011
Effective tax rate	20.4%	-16.2%

The differences between the effective rates and the Company’s expected tax rate were primarily due to the benefit from tax-exempt income. The Company’s pre-tax income was positive for the first quarter of 2011, but was less than its tax exempt income, resulting in a small tax benefit for the quarter.

The Company’s net deferred tax asset was $10.1 million at March 31, 2012. The Company’s net deferred tax asset is included in the category “Accrued interest receivable and other assets” on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

•	As a result of cumulative losses over the past few years, the Company has a tax Net Operating Loss (“NOL”) of $7.6 million as of December 31, 2011.

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009.

•	The Company’s NOL carry-forward position of $7.6 million at December 31, 2011, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).

•	The Company can carry-forward losses for up to 20 years.

•
The Company’s pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011 and $1.1 million for the first quarter of 2012.

•
The Company’s 2009-2010 losses were due primarily to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010 and $12.2 million in 2011.

•	The Company expects a return to sustained profitability as a result of strong core earnings and continued reduction in loan losses.

•	The Company does have available certain tax planning strategies, including:

o	Sale and leaseback of premises

o	Sale of mortgage servicing rights

o	Sale of securities

Return to Cross Reference Table

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at March 31, 2012 or December 31, 2011.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. In 2012 and 2011, the Bank generally utilized short-term interest-bearing balances with banks as an alternative to federal funds sold.

The Company’s balances in federal funds sold and short-term interest-bearing balances with banks were $96.4 million at March 31, 2012, compared to $91.8 million at December 31, 2011 and $126.2 million at March 31, 2011. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2012 or 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first quarter of 2012, the Bank procured no new advances and repaid no matured borrowings, resulting in no change in total FHLBI borrowings outstanding during the quarter. In the past twelve months, maturities and principal payments on advances have reduced outstanding balances by $5.3 million.

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

Return to Cross Reference Table

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

UBT is party to the MOU as described under “Other Developments – Memorandum of Understanding” above. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank did not reach the Tier 1 leverage capital ratio level required to comply with the MOU within the timeframe provided, but was in compliance with all capital ratio requirements at December 31, 2010 and 2011, and March 31, 2012. At March 31, 2012 the Bank’s Tier 1 capital ratio was 9.17%, and its ratio of total capital to risk-weighted assets was 15.36%. At March 31, 2012, the Bank was categorized as well capitalized under applicable regulatory guidelines.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at March 31, 2012 and December 31, 2011.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000%		$000%		$000%		$000%
As of March 31, 2012
Tier 1 Capital to Average Assets
Consolidated	$86,922	9.8%	$35,540	4.0%	N/A	N/A	N/A	N/A
Bank	81,187	9.2%	35,428	4.0%	44,285	5.0%	79,713	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,922	15.0%	23,120	4.0%	N/A	N/A	N/A	N/A
Bank	81,187	14.1%	23,072	4.0%	34,608	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	94,318	16.3%	46,239	8.0%	N/A	N/A	N/A	N/A
Bank	88,568	15.4%	46,144	8.0%	57,680	10.0%	69,216	12.0%

As of December 31, 2011
Tier 1 Capital to Average Assets
Consolidated	$86,430	9.9%	$35,031	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	9.2%	34,950	4.0%	43,688	5.0%	78,638	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,430	15.3%	22,675	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	14.2%	22,628	4.0%	33,942	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	93,683	16.5%	45,349	8.0%	N/A	N/A	N/A	N/A
Bank	87,627	15.5%	45,256	8.0%	56,570	10.0%	67,884	12.0%

(1)		Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The bank is currently subject to higher requirements by its regulators.

(3)		Represents requirements by the Bank's regulators under terms of the MOU.

Return to Cross Reference Table

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see “Note 1 – Significant Accounting Policies” to the Company’s Consolidated Financial Statements beginning on Page A-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company’s financial statements. See “Forward-Looking Statements.”

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

May 7, 2012

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