Form 10-K/A
period 2011-12-31
UNITED BANCORP INC /MI/
filed 2012-05-17
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

EXPLANATORY NOTE

United Bancorp, Inc. (the "Company") is filing this amendment on Form 10-K/A to provide a table that was inadvertently omitted from Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 24, 2012 (the "original filing"). Except for the addition of the table set forth in Item 1 below, no other changes have been made to the original filing as previously filed.

PART I

ITEM 1	BUSINESS

The text of Item 1 of the original filing is here incorporated by reference.

Volume/Rate Table

The following table demonstrates the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to: (a)			Increase (decrease) due to: (a)
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and equivalents	$25	$-	$25	$82	$-	$82
Taxable securities	1,102	(507)	595	530	(290)	240
Tax exempt securities (b)	(294)	(14)	(308)	(332)	(202)	(534)
Taxable loans (c)	(2,863)	(1,124)	(3,987)	(3,336)	(623)	(3,959)
Tax exempt loans (b)	(21)	1	(20)	(33)	17	(16)
Total interest income	$(2,051)	$(1,644)	$(3,695)	$(3,089)	$(1,098)	$(4,187)
Interest expense on:
NOW and savings deposits	$(20)	$(504)	$(524)	$77	$(451)	$(374)
Other interest bearing deposits	(525)	(1,208)	(1,733)	(435)	(2,240)	(2,675)
Short term borrowings	(130)	51	(79)	72	72	144
Long term borrowings	(197)	(40)	(237)	(469)	(190)	(659)
Total interest expense	$(872)	$(1,701)	$(2,573)	$(755)	$(2,809)	$(3,564)

Net change in net interest income	$(1,179)	$57	$(1,122)	$(2,334)	$1,711	$(623)

(a)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Fully tax-equivalent basis; 34% tax rate.
(c)	Non-accrual loans and overdrafts are included in the average balances of loans.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

By	/s/ Robert K. Chapman	May 17, 2012
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	May 17, 2012
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 17, 2012
Randal J. Rabe

/s/ Stephanie H. Boyse	Director	May 17, 2012
Stephanie H. Boyse*

/s/ James D. Buhr	Director	May 17, 2012
James D. Buhr*

/s/ Kenneth W. Crawford	Director	May 17, 2012
Kenneth W. Crawford*

/s/ John H. Foss	Director	May 17, 2012
John H. Foss*

/s/ Norman G. Herbert	Director	May 17, 2012
Norman G. Herbert*

/s/ James C. Lawson	Chairman of the Board	May 17, 2012
James C. Lawson*

/s/ Len M. Middleton	Director	May 17, 2012
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description

23.	Consent of Independent Registered Public Accounting Firm.

24.	Powers of Attorney. Previously filed as Exhibit 24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Here incorporated by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.