Form 10-Q
period 2012-06-30
UNITED BANCORP INC /MI/
filed 2012-07-27
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

As of July 27, 2012, there were outstanding 12,706,858 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "could", "will", "is likely", or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts ", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, compliance with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and other real estate owned and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value or at all. Our ability to fully comply with all of the provisions of our memorandum of understanding, sell other assets owned at their carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, resume payment of dividends, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Cross Reference Table

Return to Cross Reference Table
Part I - Financial Information

Item 1 - Financial Statements

(a)        Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	June 30,	December 31,
Assets	2012	2011
Cash and demand balances in other banks	$16,225	$15,798
Interest bearing balances with banks	57,591	91,428
Federal funds sold	-	366
Total cash and cash equivalents	73,816	107,592

Securities available for sale	191,886	173,197
FHLB Stock	2,571	2,571
Loans held for sale	10,349	8,290

Portfolio loans	577,279	563,702
Less allowance for loan losses	22,097	20,633
Net portfolio loans	555,182	543,069

Premises and equipment, net	10,793	10,795
Bank-owned life insurance	14,028	13,819
Accrued interest receivable and other assets	25,527	25,676
Total Assets	$884,152	$885,009

Liabilities
Deposits
Noninterest bearing	$161,307	$139,346
Interest bearing deposits	600,081	625,510
Total deposits	761,388	764,856

FHLB advances payable	23,775	24,035
Accrued interest payable and other liabilities	3,876	2,344
Total Liabilities	789,039	791,235

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,420	20,364
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,706,858, and 12,697,265 shares issued and outstanding, respectively	85,599	85,505
Accumulated deficit	(12,689)	(13,746)
Accumulated other comprehensive income, net of tax	1,783	1,651
Total Shareholders' Equity	95,113	93,774

Total Liabilities and Shareholders' Equity	$884,152	$885,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)        Condensed Consolidated Statements of Operations (unaudited)

In thousands of dollars, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2012	2011	2012	2011
Interest and fees on loans	$7,852	$8,131	$15,778	$16,335
Interest on securities
Taxable	696	700	1,370	1,304
Tax exempt	167	193	346	400
Interest on federal funds sold and balances with banks	43	67	97	141
Total interest income	8,758	9,091	17,591	18,180

Interest Expense
Interest on deposits	985	1,309	2,041	2,719
Interest on fed funds and other short term borrowings	-	-	-	11
Interest on FHLB advances	207	257	415	523
Total interest expense	1,192	1,566	2,456	3,253
Net Interest Income	7,566	7,525	15,135	14,927
Provision for loan losses	2,550	3,100	4,650	5,900
Net Interest Income after Provision for Loan Losses	5,016	4,425	10,485	9,027

Noninterest Income
Service charges on deposit accounts	449	511	882	1,014
Wealth Management fee income	1,311	1,291	2,536	2,554
Gains on securities transactions	-	-	4	-
Income from loan sales and servicing	2,592	1,619	4,496	2,930
ATM, debit and credit card fee income	559	556	1,066	1,069
Income from bank-owned life insurance	106	107	210	212
Other income	261	311	842	541
Total noninterest income	5,278	4,395	10,036	8,320

Noninterest Expense
Salaries and employee benefits	5,221	4,767	10,222	9,342
Occupancy and equipment expense, net	1,320	1,291	2,638	2,543
External data processing	267	329	514	649
Advertising and marketing	184	158	377	318
Attorney, accounting and other professional fees	770	433	1,238	866
Director fees	97	101	195	203
Expenses relating to ORE property and foreclosed assets	183	254	1,116	511
FDIC insurance premiums	296	302	591	733
Other expenses	810	866	1,426	1,554
Total noninterest expense	9,148	8,501	18,317	16,719
Income Before Federal Income Tax	1,146	319	2,204	628
Federal income tax (benefit)	361	(42)	577	(92)
Net Income	$785	$361	$1,627	$720

Preferred stock dividends and amortization	(285)	(284)	(570)	(567)
Income Available to Common Shareholders	$500	$77	$1,057	$153

Basic and diluted earnings per share	$0.04	$0.01	$0.08	$0.01
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)        Condensed Consolidated Statements of Comprehensive Income (unaudited)

In thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$785	$361	$1,627	$720
Other comprehensive income (loss) net of tax:
Net change in unrealized gains on securities available for sale	265	1,064	135	1,152
Reclass adjustment for realized gains and related taxes	-	-	(3)	-
Total comprehensive income	$1,050	$1,425	$1,759	$1,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)        Condensed Consolidated Statements of Shareholders' Equity (unaudited)

In thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
Total Shareholders' Equity	2012	2011	2012	2011
Balance at beginning of period	$94,265	$92,831	$93,774	$92,704
Net income	785	361	1,627	720
Other comprehensive income (loss)	265	1,064	132	1,152
Cash dividends paid on preferred shares	(258)	(258)	(515)	(515)
Other common stock transactions	56	66	95	3
Balance at end of period	$95,113	$94,064	$95,113	$94,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)        Condensed Consolidated Statements of Cash Flows (unaudited)

In thousands of dollars	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,627	$720

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	3,063	1,804
Provision for loan losses	4,650	5,900
Gain on sale of loans	(4,200)	(2,341)
Proceeds from sales of loans originated for sale	165,733	99,161
Loans originated for sale	(163,592)	(89,075)
Gains on securities transactions	(4)	-
Change in deferred income taxes	397	(38)
Stock based compensation expense	75	63
Increase in cash surrender value of bank-owned life insurance	(210)	(212)
Change in investment in limited partnership	(236)	(151)
Change in accrued interest receivable and other assets	1,537	2,488
Change in accrued interest payable and other liabilities	1,708	182
Net cash from operating activities	10,548	18,501

Cash Flows from Investing Activities
Securities available for sale
Purchases	(55,689)	(38,414)
Sales	4,592	-
Maturities and calls	16,100	8,227
Principal payments	14,556	7,396
Sale or retirement of FHLB stock	-	217
Net change in portfolio loans	(19,163)	8,883
Premises and equipment expenditures	(512)	(192)
Net cash from investing activities	(40,116)	(13,883)

Cash Flows from Financing Activities
Net change in deposits	(3,468)	3,530
Net change in fed funds sold and short term borrowings	-	(1,234)
Principal payments on FHLB advances	(260)	(3,253)
Other common stock transactions	35	(60)
Cash dividends paid on preferred shares	(515)	(515)
Net cash from financing activities	(4,208)	(1,532)
Net change in cash and cash equivalents	(33,776)	3,086

Cash and cash equivalents at beginning of year	107,592	106,222
Cash and cash equivalents at end of period	$73,816	$109,308

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,540	$3,360
Loans transferred to other real estate	2,400	2,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(f)        Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Securities

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

Balances of securities by category are shown below at June 30, 2012 and December 31, 2011. All securities are classified as available for sale.

At June 30, 2012, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$33,289	$195	$(13)	33,471
Mortgage-backed agency securities	137,123	1,985	(282)	138,826
Obligations of states and political subdivisions	18,621	826	(11)	19,436
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	1	-	27
Total	$189,185	$3,007	$(306)	$191,886

At December 31, 2011, in thousands of dollars
U.S. Treasury and agency securities	$48,999	$385	$(18)	$49,366
Mortgage-backed agency securities	101,855	1,321	(479)	102,697
Obligations of states and political subdivisions	19,690	1,287	0	20,977
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$170,696	$2,998	$(497)	$173,197

Return to Cross Reference Table

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

At June 30, 2012	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$7,094	$(13)	$-	$-	$7,094	$(13)
Mortgage-backed agency securities	37,497	(280)	1,706	(2)	39,203	(282)
Obligations of states and political subdivisions	927	(11)	-	-	927	(11)
Total	$45,518	$(304)	$1,706	$(2)	$47,224	$(306)

At December 31, 2011
In thousands of dollars
U.S. Treasury and agency securities	$5,101	$(18)	$-	$-	$5,101	$(18)
Mortgage-backed agency securities	36,420	(424)	5,764	(55)	42,184	(479)
Total	$41,521	$(442)	$5,764	$(55)	$47,285	$(497)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first six months of 2012 or 2011.

The unrealized losses on the Company's investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three and six month periods ended June 30, 2012 and 2011 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2012	2011	2012	2011
Sales proceeds	$1,745	$-	$4,592	$-
Gross gains on sales	-	-	30	-
Gross loss on sales	-	-	(26)	-

Return to Cross Reference Table

The fair value and amortized cost of securities available for sale by contractual maturity as of June 30, 2012 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the "Due after one year through five years" category.

In thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$31,252	$31,455
Due after one year through five years	156,298	158,641
Due after five years through ten years	1,579	1,731
Due after ten years	30	32
Equity securities	26	27
Total securities	$189,185	$191,886

Securities carried at $1.1 million as of June 30, 2012 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 3 - Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$108,556	18.8%	$103,405	18.3%
Business, including commercial mortgages	344,377	59.6%	335,133	59.5%
Tax exempt	1,758	0.3%	2,045	0.4%
Residential mortgage	83,444	14.5%	83,072	14.7%
Construction and development	38,656	6.7%	39,721	7.0%
Deferred loan fees and costs	488	0.1%	326	0.1%
Total portfolio loans	$577,279	100.0%	$563,702	100.0%

Note 4 - Allowance for Loan Losses and Credit Risk

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. This policy applies to each of the Company's portfolio segments.

The Company's established methodology for evaluating the adequacy of the allowance for loan losses considers both components of the allowance: (1) specific allowances allocated to loans evaluated individually for impairment under the Accounting Standards Codification ("ASC") Section 310-10-35 of the Financial Accounting Standards Board ("FASB"), and (2) allowances calculated for pools of loans evaluated collectively for impairment under FASB ASC Subtopic

Return to Cross Reference Table
450-20. Until the third quarter of 2011, the Company's past loan loss experience was determined by evaluating the average charge-offs over the most recent eight quarters.

For the quarter ended September 30, 2011, the Company changed its methodology for evaluating the adequacy of the allowance for loan losses by revising and enhancing the methodology for loans evaluated collectively for impairment. Under this methodology, the Company revised and further disaggregated its pools of loans evaluated collectively for impairment. Similar to the prior methodology, pools were analyzed by general loan types, and further analyzed by collateral types, where appropriate. However, under the new methodology, pools were further disaggregated by internal credit risk ratings for commercial loans, commercial mortgages and construction loans and by delinquency status for residential mortgages, consumer loans and all other loan types. As of September 30, 2011, the allowance for loan losses for loans evaluated collectively for impairment decreased from $15.6 million under the Company's prior methodology to $11.9 million under the new methodology.

Effective with the first quarter of 2012, the Company expanded the number of categories evaluated for allocation of the allowance for loan losses, from four to six. In order to be consistent with the migration analysis that is performed quarterly, allocations for Owner-Occupied Commercial Real Estate, Other Commercial Real Estate, and Commercial and Industrial loans were broken out beginning March 31, 2012. This change in allocation methodology had no material quantitative effect on the allocations.

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March, 2008. The analysis computes loss rates based on a probability of default ("PD") and loss given default ("LGD"). Allowance allocations prior to the third quarter of 2011 were computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which computes PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March, 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations require an increase in the allowance for loan losses, that increase is recorded as a component of the provision for loan losses. Loans are evaluated for impairment when payments are delayed or when the internal grading system indicates a substandard or doubtful classification. This policy applies to each class of the Company's loan portfolio.

Return to Cross Reference Table
Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including loans to the borrower by United Bank & Trust (the "Bank"), the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans are charged off, in part or in full, when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection. This policy applies to each class of the Company's loan portfolio.

An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2012 and 2011 and balances as of December 31, 2011 follows:

	Three Months Ended June 30, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, March 31	$4,706	$3,961	$4,370	$4,461	$1,886	$1,664	$21,048
Provision charged to expense	197	812	1,359	(54)	122	114	2,550
Losses charged off	(474)	-	(963)	(337)	(258)	(207)	(2,239)
Recoveries	158	5	79	285	58	153	738
Balance, June 30	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097

	Six Months Ended June 30, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,449	935	1,843	(191)	453	161	4,650
Losses charged off	(758)	(58)	(1,818)	(700)	(639)	(490)	(4,463)
Recoveries	220	26	99	505	63	364	1,277
Balance, June 30	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097
Ending balance:
Individually evaluated for impairment	$3,361	$2,640	$1,062	$440	$682	$47	$8,232
Collectively evaluated for impairment	$1,226	$2,138	$3,783	$3,915	$1,126	$1,677	$13,865

Total Loans:
Ending balance	$38,656	$105,729	$141,689	$89,567	$92,213	$109,425	$577,279
Ending balance:
Individually evaluated for impairment	$11,815	$10,494	$14,318	$3,067	$5,759	$416	$45,869
Collectively evaluated for impairment	$26,841	$95,235	$127,371	$86,500	$86,454	$109,009	$531,410

Return to Cross Reference Table
	Three Months Ended June 30, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses, at March 31, 2011	$16,435	$3,352	$2,937	$2,470	$25,194
Provision charged to expense	1,975	7	551	567	3,100
Losses charged off	(1,488)	(858)	(369)	(691)	(3,406)
Recoveries	342	103	2	35	482
Balance, June 30	$17,264	$2,604	$3,121	$2,381	$25,370

	Six Months Ended June 30, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses, at January 1, 2011	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	3,323	742	1,288	548	5,901
Losses charged off	(3,236)	(1,552)	(840)	(883)	(6,511)
Recoveries	505	166	12	134	817
Balance, June 30	$17,264	$2,604	$3,121	$2,381	$25,370

	Balances as of December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$5,213	$2,907	$871	$40	$9,031
Collectively evaluated for impairment	8,124	646	1,060	1,772	11,602
Total Allowance for Loan Losses	$13,337	$3,553	$1,931	$1,812	$20,633

Total Loans:
Ending balance:
Individually evaluated for impairment	$31,225	$14,486	$5,241	$183	$51,135
Collectively evaluated for impairment	302,754	25,237	80,788	103,788	512,567
Total Loans	$333,979	$39,723	$86,029	$103,971	$563,702

(1)	Construction and Land Development loans
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

Return to Cross Reference Table
The risk characteristics of each loan portfolio segment are as follows:

Construction and Land Development. Construction and Land Development ("CLD") loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. CLD loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. CLD loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Real Estate. Commercial Real Estate ("CRE") consists of two segments - owner-occupied real estate loans and other commercial real estate loans. CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company's commercial real estate portfolio are diverse, but have geographic location almost entirely in the Company's market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Consumer. Consumer loans consist of two segments - residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and personal loans are secured by personal assets, such as automobiles or recreational vehicles. Some personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in

Return to Cross Reference Table
property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Internal Risk Categories

Commercial and tax-exempt loans that are analyzed individually are assigned one of eight internal risk categories. Categories 1-4 are considered to be Pass-rated loans. Other risk category definitions for individually-analyzed commercial and tax-exempt loans are as follows:

5
Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Bank's credit position at some future date.

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

Quality indicators for portfolio loans as of June 30, 2012 and December 31, 2011 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At June 30, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$7,440	$79,545	$91,007	$65,670	$243,662
5	Special Mention	9,665	11,328	18,413	18,644	58,050
6	Substandard	11,096	11,058	14,134	9,009	45,297
7	Doubtful	480	-	455	411	1,346
8	Loss	-	-	-	-	-
Total		$28,681	$101,931	$124,009	$93,734	$348,355

Return to Cross Reference Table

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$99,578	$9,975	$74,508	$30,650	$214,711
Accruing restructured	3,284	-	171	-	3,455
Delinquent less than 90 days	1,173	-	68	76	1,317
Nonperforming	2,869	-	88	192	3,149
Total	$106,904	$9,975	$74,835	$30,918	$222,632
Subtotal					$570,987
Deferred loan fees and costs, overdrafts, in-process accounts					6,292
Total Portfolio Loans					$577,279

In thousands of dollars		At December 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,940	$77,447	$96,864	$63,466	$249,717
5	Special Mention	2,920	15,526	15,897	17,212	51,555
6	Substandard	14,020	5,803	17,818	8,799	46,440
7	Doubtful	827	72	-	625	1,524
8	Loss	-	-	-	-	-
Total		$29,707	$98,848	$130,579	$90,102	$349,236

Consumer Loans
Credit risk profile based on payment activity	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Performing	$95,045	$10,016	$74,387	$22,394	$201,842
Accruing restructured	3,078	-	171	-	3,249
Delinquent less than 90 days	3,072	-	239	70	3,381
Nonperforming	3,404	-	118	107	3,629
Total	$104,599	$10,016	$74,915	$22,571	$212,101
Subtotal					$561,337
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Loan totals in the classifications above are based on categories of loans as classified within the Bank's regulatory reporting. As a result, they may differ from totals of similar classifications in Note 3 and in the tables above.

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of June 30, 2012 and December 31, 2011 follow.

Return to Cross Reference Table

Thousands of dollars	Delinquent Loans
As of June 30, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Nonperform-ing (a+d)
Commercial
Commercial CLD	$233	$-	$233	$23,304	$28,681	$5,144	$5,144
Owner-Occupied CRE	133	-	133	96,667	101,931	5,131	5,131
Other CRE	-	-	-	115,024	124,009	8,985	8,985
Commercial & Industrial	387	18	405	89,880	93,734	3,449	3,467
Consumer
Residential Mortgage	1,173	185	1,358	102,862	106,904	2,684	2,869
Consumer Construction	-	-	-	9,975	9,975	-	-
Home Equity	68	39	107	74,679	74,835	49	88
Other Consumer	76	-	76	30,650	30,918	192	192
Subtotal	$2,070	$242	$2,312	$543,041	$570,987	$25,634	$25,876
Deferred loan fees and costs, overdrafts, in-process accounts					6,292
Total Portfolio Loans					$577,279

Thousands of dollars	Delinquent Loans
As of December 31, 2011	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Nonperform-ing (a+d)
Commercial
Commercial CLD	$426	$-	$426	$23,277	$29,707	$6,004	$6,004
Owner-Occupied CRE	1,511	-	1,511	92,828	98,848	4,509	4,509
Other CRE	703	-	703	122,672	130,579	7,204	7,204
Commercial & Industrial	447	-	447	85,216	90,102	4,439	4,439
Consumer
Residential Mortgage	3,072	-	3,072	98,123	104,599	3,404	3,404
Consumer Construction	-	-	-	10,016	10,016	-	-
Home Equity	239	31	270	74,558	74,915	87	118
Other Consumer	70	-	70	22,394	22,571	107	107
Subtotal	$6,468	$31	$6,499	$529,084	$561,337	$25,754	$25,785
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702
(1) All are accruing.

Return to Cross Reference Table
Impaired Loans

Information regarding impaired loans as of June 30, 2012 and December 31, 2011 follows.

	June 30, 2012			December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$3,903	$6,746	$-	$5,977	$15,366	$-
Owner-Occupied CRE	2,113	4,046	-	1,622	2,502	-
Other CRE	10,844	16,695	-	4,922	8,031	-
Commercial & Industrial	2,030	4,403	-	1,696	3,774	-
Consumer			-
Residential Mortgage	2,549	2,549	-	1,042	1,778	-
Consumer Construction	-	-	-	-	-	-
Home Equity	181	181	-	43	43	-
Other Consumer	151	151	-	189	189	-
Subtotal	$21,771	$34,771	$-	$15,491	$31,683	$-

Loans with a specific valuation allowance
Commercial
Commercial CLD	$7,912	$8,424	$3,361	$8,509	$8,594	$2,907
Owner-Occupied CRE	8,381	8,634	2,640	6,391	7,925	2,344
Other CRE	3,474	3,518	1,062	15,259	17,205	2,085
Commercial & Industrial	1,037	1,127	440	1,335	2,372	785
Consumer
Residential Mortgage	3,210	3,975	682	4,792	5,998	870
Consumer Construction	-	-	-	-	-	-
Home Equity	-	-	-	171	171	35
Other Consumer	84	85	47	5	5	5
Subtotal	$24,098	$25,763	$8,232	$36,462	$42,270	$9,031

Total Impaired Loans
Commercial
Commercial CLD	$11,815	$15,170	$3,361	$14,486	$23,960	$2,907
Owner-Occupied CRE	10,494	12,680	2,640	8,013	10,427	2,344
Other CRE	14,318	20,213	1,062	20,181	25,236	2,085
Commercial & Industrial	3,067	5,530	440	3,031	6,146	785
Consumer
Residential Mortgage	5,759	6,524	682	5,834	7,776	870
Consumer Construction	-	-	-	-	-	-
Home Equity	181	181	-	214	214	35
Other Consumer	235	236	47	194	194	5
Total Impaired Loans	$45,869	$60,534	$8,232	$51,953	$73,953	$9,031

Return to Cross Reference Table
Information regarding average investment in impaired loans and interest income recognized on those loans for the three and six month periods ended June 30, 2012 and 2011 is shown below.

Periods ended June 30,	2012				2011
Thousands of dollars	Three Months		Year to Date		Three Months		Year to Date
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$4,211	$-	$4,715	-	$5,606	$19	$6,090	33
Owner-Occupied CRE	2,115	15	2,133	21	1,533	14	1,540	32
Other CRE	10,569	12	11,901	118	4,038	60	4,042	75
Commercial & Industrial	2,047	16	1,805	21	283	-	287	-
Consumer
Residential Mortgage	1,428	6	1,255	12	535	-	588	-
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	14	1	25	2	525	-	392	-
Other Consumer	177	-	171	-	526	-	548	-
Subtotal	$20,561	$50	$22,005	$174	$13,046	$93	$13,487	$140

Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,204	$99	$8,522	$209	$8,158	$58	$8,337	$114
Owner-Occupied CRE	8,408	54	7,414	84	2,978	17	3,081	76
Other CRE	3,772	39	4,780	104	19,054	206	19,113	265
Commercial & Industrial	1,064	14	1,072	26	1,453	1	1,462	23
Consumer
Residential Mortgage	3,819	30	3,872	64	7,062	37	7,066	64
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	-	-	-	-	173	2	197	3
Other Consumer	85	2	45	2	5	-	5	-
Subtotal	$25,352	$238	$25,705	$489	$38,883	$321	$39,261	$545

Total Impaired Loans
Commercial
Commercial CLD	$12,415	$99	$13,237	$209	$13,764	$77	$14,427	$147
Owner-Occupied CRE	10,523	69	9,547	105	4,511	31	4,621	108
Other CRE	14,341	51	16,681	222	23,092	266	23,155	340
Commercial & Industrial	3,111	30	2,877	47	1,736	1	1,749	23
Consumer					-	-	-	-
Residential Mortgage	5,247	36	5,127	76	7,597	37	7,654	64
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	14	1	25	2	698	2	589	3
Other Consumer	262	2	216	2	531	-	553	-
Total Impaired Loans	$45,913	$288	$47,710	$663	$51,929	$414	$52,748	$685

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions to principal. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. These policies apply to each class of the Company's loan portfolio.

Return to Cross Reference Table
Troubled Debt Restructurings

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring ("TDR") has occurred, which is when, for economic or legal reasons related to a borrower's financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $17.1 million at June 30, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $18.9 million at June 30, 2012 and $21.8 million at December 31, 2011.

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

Accruing restructured loans at June 30, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $15.5 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $6.8 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.25%, compared to 5.34% earned on the entire commercial loan portfolio in the second quarter of 2012.

Return to Cross Reference Table

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of seventeen loans for a total of $3.5 million at June 30, 2012. The average yield on modified residential mortgage and home equity loans was 3.90%, compared to 5.52% earned on the entire residential mortgage loan portfolio in the second quarter of 2012.

The Company has no personal loans other than the loans described in the paragraph above that are classified as troubled debt restructurings.

With regard to determination of the amount of the allowance for loan losses, all restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

The following tables present information regarding newly-classified troubled debt restructurings for the three and six month periods ended June 30, 2012.

Periods ended June 30, 2012	Three Months			Six Months
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	2	$400	$400	2	$400	$400
Owner-Occupied CRE	3	329	329	5	626	626
Other CRE	2	1,894	1,894	4	2,304	2,304
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	-	-	-	2	224	224
Total	7	$2,623	$2,623	14	$3,744	$3,744

Information regarding troubled debt restructurings that subsequently defaulted is shown below.

Periods ended June 30, 2012	Three Months		Six Months
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	2	$1,356	3	$1,531
Owner-Occupied CRE	1	230	2	239
Total	3	$1,586	5	$1,770

As a result of adopting the amendments in ASU No. 2011-02 in the third quarter of 2011, the Company reassessed all restructurings that occurred on or after the beginning of 2011 to determine whether they should be identified as TDRs. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under a general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU No. 2011-02 require

Return to Cross Reference Table
prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

At the end of the first interim period of adoption (quarter ended September 30, 2011), the recorded investment in loans for which the allowance was previously measured under a general allowance methodology and are now impaired under ASC 310-10-35 was $4.0 million, and the allowance for loan losses associated with those loans, on the basis of a current evaluation of loss, was $1.5 million.
Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $37,500 and $37,890, respectively, in compensation expense related to stock based compensation plans for the three month periods and $75,000 and $63,115, respectively, for the six month periods ended June 30, 2012 and 2011. The Company has a policy of issuing authorized but unissued shares to satisfy exercises of stock options or stock only stock appreciation rights.

Stock Incentive Plan

The Company's Stock Incentive Plan of 2010 (the "Incentive Plan") permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of the Company and its subsidiaries.

The following table shows activity for the six months ended June 30, 2012 for the Company's Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards Outstanding	Weighted Avg. Exercise Price	Awards Outstanding	Grant Date Fair Value	Awards Outstanding	Grant Date Fair Value
Balance at January 1	85,750	$3.35	16,856	$3.35	25,000	$3.35
Awards granted	83,500	3.30	32,750	3.30	-	-
Awards forfeited	(2,000)	3.35	-		(1,500)	3.35
Balance at June 30	167,250	$3.33	49,606	$3.32	23,500	$3.35

(1)	Stock Only Stock Appreciation Rights
(2) Restricted Stock Units

As of June 30, 2012, unrecognized compensation expense related to the Incentive Plan totaled $293,500. Compensation expense for SOSARs is recognized over approximately three years. Compensation expense for RSUs is based on an expected level of achievement of performance targets as determined at the time of each grant, and is expected to be recognized over three years. Compensation expense for restricted stock grants is recognized over two years.

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets.

Return to Cross Reference Table

The Company has established three performance targets for 2012 grants. Those targets are based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target is weighted equally, and target levels are based on United's 2012 financial plan. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

At June 30, 2012, the aggregate intrinsic value of SOSARs outstanding was just over $1,000. Intrinsic value was determined by calculating the difference between the Company's closing stock price on June 30, 2012 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on June 30, 2012. The weighted-average period over which nonvested SOSARs are expected to be recognized is 1.47 years.

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

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2012	381,743	$21.19
Options expired	(10,624)	19.98
Options forfeited	(7,385)	13.42
Balance at June 30, 2012	363,734	$21.38

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

Return to Cross Reference Table
The table below provides information regarding stock options outstanding under the 2005 Plan at June 30, 2012.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	363,734	4.07	Years	$21.38	363,032	$21.41

As of the end of the second quarter of 2012, unrecognized compensation expense related to the stock options granted under the 2005 Plan totaled less than $300 and is expected to be recognized over three months.

At June 30, 2012, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on June 30, 2012 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on June 30, 2012.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $795.1 million and $735.1 million at June 30, 2012 and December 31, 2011, respectively. The balance of loans serviced for others related to servicing rights that have been capitalized was $790.7 million at June 30, 2012 and $732.6 million at December 31, 2011.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and six month periods ended June 30, 2012 and 2011 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2012	2011	2012	2011
Balance at beginning of period	$5,545	$5,004	$5,405	$4,763
Amount capitalized	721	346	1,249	783
Amount amortized	(411)	(172)	(799)	(368)
Balance at June 30	$5,855	$5,178	$5,855	$5,178

The fair value of servicing rights was as follows:
In thousands of dollars	6/30/12	6/30/11
Fair value, January 1	$7,331	$5,806
Fair value, end of period	$7,766	$6,669

Note 7 - Common Stock and Earnings Per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus contingently

Return to Cross Reference Table
issuable shares during the period. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock incentive plans and warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per-share data	2012	2011	2012	2011
Net income	$785	$361	$1,627	$720
Less:
Accretion of discount on preferred stock	(27)	(26)	(55)	(52)
Dividends on preferred stock	(258)	(258)	(515)	(515)
Income available to common shareholders	$500	$77	$1,057	$153

Basic and diluted income:
Weighted avg. common shares outstanding	12,677.1	12,667.1	12,674.8	12,666.8
Weighted avg. contingently issuable shares	114.1	78.8	113.1	69.7
Total weighted avg. shares outstanding	12,791.2	12,745.9	12,787.8	12,736.5
Basic and diluted income per share	$0.04	$0.01	$0.08	$0.01

A total of 530,984 and 388,157 shares, respectively, for the three and six month periods ended June 30, 2012 and 2011, subject to stock options, restricted stock, RSU and SOSAR grants, and 311,492 shares subject to warrants, are not considered in computing diluted earnings per share because they were not dilutive as of June 30, 2012 and 2011.

Note 8 - Other Comprehensive Income

Other comprehensive income components and related taxes for the three and six month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2012	2011	2012	2011
Net unrealized gain on securities available for sale	$401	$1,612	$200	$1,745
Tax expense	(136)	(548)	(68)	(593)
Other comprehensive income	$265	$1,064	$132	$1,152

The components of accumulated other comprehensive income included in shareholders' equity at June 30, 2012 and December 31, 2011 were as follows:

In thousands of dollars	6/30/12	12/31/11
Net unrealized gains on securities available for sale	$2,701	$2,501
Tax expense	(918)	(850)
Accumulated other comprehensive income	$1,783	$1,651

Return to Cross Reference Table

Note 9 - Disclosures About Fair Value of Assets and Liabilities

Fair Value Measurements. The Fair Value Measurements Topic of the FASB Accounting Standards Codification ("FASB ASC") defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC Topic 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820-10-55 establishes a fair value hierarchy that emphasizes use of observable inputs and minimizes use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Except as described below under "Impaired Loans (Collateral Dependent)", calculation of fair values is performed by the Financial Accounting Department, based on the inputs and methodologies described within each category below. The major inputs and methodologies are reviewed by the Chief Financial Officer ("CFO") for approval as part of the quarterly closing process.

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at June 30, 2012 and December 31, 2011, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
June 30, 2012	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$33,471	$-	$33,471	$-
Mortgage-backed agency securities	138,826	-	138,826	-
Obligations of states and political subdivisions	19,436	-	19,436	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	27	27	-	-
Total available for sale securities	$191,886	$27	$191,859	$-

Return to Cross Reference Table

		Fair Value Measurements Using
December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$49,366	$-	$49,366	$-
Mortgage-backed agency securities	102,697	-	102,697	-
Obligations of states and political subdivisions	20,977	-	20,977	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$173,197	$31	$173,166	$-

Following is a description of the inputs and valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of those instruments under the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government agency securities, mortgage-backed securities, obligations of states and municipalities, and certain corporate securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather, relying on the investment securities' relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. The Company has no Level 3 securities.

Transfers between Levels
There were no transfers between Levels 1, 2 and 3 in the quarter ended June 30, 2012 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
June 30, 2012	$31,969	$-	$-	$31,969
December 31, 2011	39,438	-	-	39,438

Return to Cross Reference Table

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

As of June 30, 2012, in thousands of dollars	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans (Collateral Dependent):	$31,969	Market comparable properties	Marketability discount	6.5%-39.5% (10.6%)

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The Company's practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan's impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property's current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. These discounts and estimates are developed by the Credit Department, and are reviewed by the Chief Credit Officer and the CFO. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at June 30, 2012 and December 31, 2011 were as follows:

Return to Cross Reference Table

		Fair Value Measurements Using
June 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$73,816	$73,816	$-	$-
Securities available for sale	191,886	27	191,859	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	10,349	-	10,349	-
Net portfolio loans	555,182	-	-	564,545
Accrued interest receivable	2,689	-	2,689	-

Financial Liabilities
Total deposits	$(761,388)	$-	$(764,523)	$-
FHLB advances	(23,775)	-	(24,967)	-
Accrued interest payable	(469)	-	(469)	-

December 31, 2011	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$107,592	$107,592
Securities available for sale	173,197	173,197
FHLB Stock	2,571	2,571
Loans held for sale	8,290	8,290
Net portfolio loans	543,069	551,616
Accrued interest receivable	2,772	2,772

Financial Liabilities
Total deposits	$(764,856)	$(768,783)
FHLB advances	(24,035)	(25,475)
Accrued interest payable	(491)	(491)

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimated fair value:

Cash and cash equivalents, FHLB stock, loans held for sale, accrued interest receivable and accrued interest payable - The carrying amounts are reasonable estimates of the fair values of these instruments at the respective balance sheet dates.

Net portfolio loans - The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax-exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The Bank's current loan rates are comparable with rates offered by other financial institutions. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

Return to Cross Reference Table

Total deposits - With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities. The Bank's current deposit rates are comparable with rates offered by other financial institutions.

FHLB advances - The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

Off-balance-sheet financial instruments - Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

Note 10 - Accounting Developments

Accounting Standards Update No. 2011-11-Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. This includes the effect or potential effect of rights of setoff associated with an entity's recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

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

Note 11 - Legal Proceedings

A class action lawsuit was filed against the Bank in early 2011that alleges the Bank violated the Electronic Funds Transfer Act ("EFTA"), 15 U.S.C. §1693 et seq., by allegedly failing to provide adequate notice of automated teller machines ("ATMs") fees at the Bank's ATMs. The plaintiff is seeking class certification of the lawsuit, statutory damages, payment of costs of the lawsuit and payment of reasonable attorneys' fees. This case is in the discovery stage, and the class has not been certified. The Company is unable to determine potential liability in this case. Although the Bank intends to vigorously defend the lawsuit, the likelihood of an unfavorable outcome is neither probable nor remote, and as such, no conclusion can be made at this time. The Bank believes this complaint is a routine legal proceeding occurring in the ordinary course of its business as an operator of ATMs. The Company believes that this lawsuit is without merit, but that disclosure of the potential liability is prudent.

Return to Cross Reference Table

Other than the above-referenced matter, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Note 12 - Subsequent Events

On July 18, 2012, the Company repurchased from the United States Department of the Treasury for $38,000 a Warrant to purchase 311,492 shares of Company common stock. The Warrant was issued to Treasury in connection with the Company's participation in the TARP Capital Purchase Program.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and six month periods ended June 30, 2012 and 2011. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At June 30, 2012, we had total assets of approximately $884.2 million, deposits of approximately $761.4 million, and total shareholders' equity of approximately $95.1 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the six months ended June 30, 2012, our noninterest income equaled 39.9% of our combined net interest income and noninterest income. For each of the last five years ended December 31, 2011, noninterest income approximated 33.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.67% for the three months and 1.55% for the six months ended June 30, 2012. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

Our bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans,

Return to Cross Reference Table

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

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 25.3% of our noninterest income for the six months ended June 30, 2012.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources.

Other Developments

Memorandum of Understanding

On January 15, 2010, UBT entered into a Memorandum of Understanding with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR"). On January 11, 2011, we entered into a revised Memorandum of Understanding ("MOU") with substantially the same requirements as the MOU dated January 15, 2010. The MOU is not a "written agreement" for purposes of Section 8 of the Federal Deposit Insurance Act. The MOU documents an understanding among UBT, the FDIC and OFIR, that, among other things, (i) UBT will not declare or pay any dividend to the Company without the prior consent of the FDIC and OFIR; and (ii) UBT will have and maintain its Tier 1 capital ratio at a minimum of 9% for the duration of the MOU, and will maintain its ratio of total capital to risk-weighted assets at a minimum of 12% for the duration of the MOU. For additional information about the capital ratios of UBT, see the information under the heading "Capital Management" below, which information is incorporated here by reference.

Board Resolution

At the direction of the Federal Reserve Bank of Chicago ("FRB"), on April 22, 2010, the Company's Board of Directors adopted a resolution requiring the Company to obtain written approval from the FRB prior to any of the following: (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.

The Company has requested and received FRB approval to declare and pay as required, and has declared and paid, all accrued dividends on its 20,600 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share (the "Preferred Shares") to the date of this report.

Return to Cross Reference Table

On April 20, 2012, the FRB notified the Company of its approval to pay the Preferred Share dividend due May 15, 2012. The FRB also notified the Company that it was not required to seek prior approval of future payments of dividends on the Preferred Shares if certain conditions are met, including: (i) maintenance of a cash balance at the holding company of at least $3.3 million; (ii) payment of dividends will not significantly impact the Bank's capital levels; and (iii) neither the Company nor the Bank experiences any significant change to its financial condition or regulatory classification or standing. If these conditions are satisfied, then we may pay dividends on the Preferred Shares without prior regulatory approval. Our cash balance at the holding company was $4.2 million at June 30, 2012.

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $12.0 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010 and 2011, and June 30, 2012. At June 30, 2012 the Bank's Tier 1 capital ratio was 9.35%, and its ratio of total capital to risk-weighted assets was 15.50%. At June 30, 2012, the Bank was categorized as well-capitalized under applicable regulatory guidelines.

Exit from TARP Capital Purchase Program

On June 19, 2012, the United States Department of the Treasury sold all 20,600 Preferred Shares in a modified dutch auction. The Company did not receive any proceeds from the sale of the Preferred Shares. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012. The Company issued the Preferred Shares to Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws.

On July 18, 2012, the Company repurchased from Treasury for $38,000 a Warrant to purchase 311,492 shares of Company common stock. The Warrant was issued to Treasury in connection with the Company's participation in the TARP Capital Purchase Program.

As a result of these transactions, the Company no longer has any obligation to Treasury in connection with the TARP Capital Purchase Program and the Company is no longer subject to certain requirements of the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009, leaving the Company with greater flexibility to manage its business and affairs and eliminating the management time and expenses which were required to comply with these provisions.

Executive Summary

The Company's consolidated net income was $785,000 in the second quarter of 2012 and $1.6 million for the six months ended June 30, 2012, compared to $361,000 and $720,000, respectively, for the same periods of 2011. Net income per common share for the three and six

Return to Cross Reference Table

months ended June 30, 2012 was $0.04 and $0.08, respectively, up from $0.01 per common share for both comparable periods of 2011. Return on average assets ("ROA") was 0.36% and 0.37%, respectively, for the second quarter and first six months of 2012, compared to 0.17% for both of the comparable periods of 2011. Return on average shareholders' equity ("ROE") was 3.35% and 3.48%, respectively, for the second quarter and first six months of 2012, compared to 1.55% and 1.56% for the same periods of 2011.

The Company's combined net interest income and noninterest income was up 7.8% in the second quarter and 8.3% in the first six months of 2012 compared to the same periods of 2011. While some categories of noninterest income decreased in the second quarter and first half of 2012 compared to the same periods of 2011, large increases in income from loan sales and servicing offset the decreases. Total noninterest income for the quarter and six month periods ended June 30, 2012 was up 20.1% and 20.6%, respectively, compared to the same periods of 2011.

The Company's noninterest expenses for the three and six month periods ended June 30, 2012 also increased from the comparable periods of 2011, with the largest dollar increases in compensation expense, attorney, accounting and other professional fees, and expenses related to other real estate owned ("ORE") and other foreclosed properties. Total noninterest expenses were up 7.6% and 9.6%, respectively, in the second quarter and first six months of 2012, compared to the same periods of 2011.

The Company's provision for loan losses for the second quarter and first six months of 2012 was $2.55 million and $4.65 million, respectively, down from $3.1 million and $5.9 million for the same periods of 2011, and exceeded net charge-offs for all four periods.

Total consolidated assets of the Company were $884.2 million at June 30, 2012, compared to $885.0 million at December 31, 2011 and $862.1 million at June 30, 2011. Total portfolio loans of $577.3 million increased by $13.6 million in the first six months of 2012, and by $2.0 million since June 30, 2011. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio.

While the Company's total portfolio loans have increased by $2.0 million, or 0.3%, since June 30, 2011, the balance of loans serviced for others has increased by $87.7 million, or 12.4%, during the same time period. The Company continues to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. United's balances in federal funds sold and other short-term investments were $57.6 million at June 30, 2012, compared to $91.8 million at December 31, 2011 and $95.7 million at June 30, 2011. Securities available for sale of $191.9 million at June 30, 2012 were up $18.7 million from December 31, 2011 levels and have increased by $43.9 million since June 30, 2011.

Total deposits of $761.4 million at June 30, 2012 were down $3.5 million from $764.9 million at December 31, 2011, with all of the decrease in interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.65% and 0.66% for

Return to Cross Reference Table

the second quarter and first six months of 2012, respectively, down from 0.87% and 0.89% for the same periods of 2011.

The Company's ratio of allowance for loan losses to total loans was 3.83% and the ratio of allowance for loan losses to nonperforming loans was 85.4% at June 30, 2012, compared to 3.66% and 80.0%, respectively, at December 31, 2011 and 4.41% and 81.2%, respectively, at June 30, 2011. The Company's allowance for loan losses increased by $1.5 million from December 31, 2011 to June 30, 2012, but decreased by $3.3 million from June 30, 2011 to June 30, 2012. Net charge-offs of $1.5 million for the second quarter of 2012 were at the lowest quarterly level since the second quarter of 2008.

Within the Company's loan portfolio, $25.9 million of loans were considered nonperforming at June 30, 2012, compared to $25.8 million at December 31, 2011 and $31.2 million at June 30, 2011. Total nonperforming loans as a percent of total portfolio loans decreased from 4.57% at the end of 2011 and 5.43% at June 30, 2011 to 4.48% at June 30, 2012. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at June 30, 2012, December 31, 2011 and June 30, 2011 were $18.9 million, $21.8 million and $18.9 million, respectively.

Financial Condition

Securities

Balances in the securities portfolio have increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$33,471	17.4%	$49,366	28.5%
Mortgage-backed agency securities	138,826	72.3%	102,697	59.3%
Obligations of states and political subdivisions	19,436	10.1%	20,977	12.1%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	27	0.0%	31	0.0%
Total Investment Securities	$191,886	100.0%	$173,197	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 1.6% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan and 2.3% in Washtenaw County, Michigan. The Company's portfolio contains no mortgage-backed securities or structured notes

Return to Cross Reference Table

that the Company believes to be "high risk." The Bank's investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains in each category of the portfolio at June 30, 2012 and December 31, 2011.

Unrealized gains in thousands of dollars	6/30/12	12/31/11	Change
U.S. Treasury and agency securities	$182	$367	$(185)
Mortgage-backed agency securities	1,703	842	861
Obligations of states and political subdivisions	815	1,287	(472)
Equity securities	1	5	(4)
Total Investment Securities	$2,701	$2,501	$200

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. If total Federal Home Loan Bank gross unrealized losses were deemed "other than temporary" for accounting purposes, this would significantly impair the Federal Home Loan Bank capital levels and the resulting value of FHLBI stock. The FHLBI reported a profit of $41.5 million for the first quarter of 2012, and continues to pay dividends on its stock.2 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of June 30, 2012.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal	$5,161	4.8%	$5,151	5.0%	$914	0.8%
Business, including commercial mortgages	(1,562)	-0.5%	9,244	2.8%	4,080	1.2%
Tax exempt	(68)	-3.9%	(287)	-14.0%	(356)	-16.8%
Residential mortgage	685	0.8%	372	0.4%	(188)	-0.2%
Construction and development	(2,564)	-6.6%	(1,065)	-2.7%	(2,605)	-6.3%
Deferred loan fees and costs	119	24.4%	162	49.7%	138	39.4%
Total portfolio loans	$1,771	0.3%	$13,577	2.4%	$1,983	0.3%

2 Federal Home Loan Bank of Indianapolis, Form 10-Q Quarterly Report for the period ended March 31, 2012.

Return to Cross Reference Table

Total portfolio loan balances increased by $13.6 million, or 2.4%, from December 31, 2011 and $2.0 million, or 0.3%, from June 30, 2011. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Most of the Company's growth in portfolio loans in the second quarter of 2012 was in personal loans. Personal loan balances increased by $5.2 million, or 4.8% in the second quarter of 2012, and grew by 0.8% in the twelve months ended June 30, 2012. Business loan balances decreased by $1.6 million, or 0.5%, in the second quarter of 2012, but have increased by $9.2 million since December 31, 2011 and $4.1 million, or 1.2%, over the twelve months ended June 30, 2012. Growth of business loans in the first six months of 2012 reflects an improvement in loan demand, net of write-downs, charge-offs and payoffs.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. The Bank continues to experience significant volume in residential real estate mortgage financing, and this includes the refinancing of some portfolio loans and sale of those loans on the secondary market. Portfolio balances of residential mortgages increased by 0.8% in the second quarter of 2012 and have declined by 0.2% in the twelve months ended June 30, 2012.

The Bank's loan portfolio includes $4.4 million of purchased participations in business loans originated by other institutions. These participations represent 0.7% of total loans, and are the result of participations purchased from other Michigan community banks.

Outstanding balances of loans for construction and development have declined by $2.6 million in the second quarter of 2012 and since June 30, 2011. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

The Bank's credit quality measures have continued to show improvement in recent quarters.

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

Return to Cross Reference Table

The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
Nonaccrual loans	$25,634	$25,958	$25,754	$29,392	$28,099
Accruing loans past due 90 days or more	242	13	31	386	3,138
Total nonperforming loans	25,876	25,971	25,785	29,778	31,237
Nonperforming loans % of total portfolio loans	4.48%	4.51%	4.57%	5.16%	5.43%
Allowance coverage of nonperforming loans	85.4%	81.0%	80.0%	81.8%	81.2%

Other assets owned	3,392	3,484	3,669	4,301	4,967
Total nonperforming assets	$29,268	$29,455	$29,454	$34,079	$36,204
Nonperforming assets % of total assets	3.31%	3.22%	3.33%	3.81%	4.20%

Loans delinquent 30-89 days	$2,070	$3,729	$6,468	$3,613	$4,896

Accruing restructured loans
Business, including commercial mortgages	$8,641	$9,137	$10,404	$10,301	$10,347
Construction and development	6,840	7,825	8,186	8,231	4,844
Residential mortgage	3,284	3,293	3,078	2,569	3,667
Home Equity	171	171	171	300	-
Total accruing restructured loans	$18,936	$20,426	$21,839	$21,401	$18,858

Total nonaccrual loans have decreased by $2.5 million since June 30, 2011, while accruing loans past due 90 days or more have decreased by $2.9 million for the same period. The change in nonaccrual loans principally reflects the migration of some loans to nonaccrual status, net of the payoff or charge-off of some nonperforming loans. Subsequent payments on nonaccrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured.

Nonaccrual loans are returned to accrual status when, in the judgment of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

Total nonperforming loans have increased by $91,000 since December 31, 2011, and have declined by $5.4 million since June 30, 2011. Total nonperforming loans as a percent of total portfolio loans were 4.48% at June 30, 2012, down from 4.57% and 5.43% at December 31 and June 30, 2011, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 81.2% and 80.0%, respectively, at June 30 and December 31, 2011 to 85.4% at June 30, 2012. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $277,000 since the end of 2011 and $1.6 million since June 30, 2011, as the Bank

Return to Cross Reference Table

continued to sell other assets owned, while additional other assets owned have been added to its totals. At June 30, 2012, other real estate owned included twenty-seven properties that were acquired through foreclosure or in lieu of foreclosure. The properties included eighteen commercial properties, seven of which were the result of out-of-state loan participations, and nine residential properties. All properties are for sale. Other repossessed assets at June 30, 2012 consisted of one boat.

The following table reflects the changes in other assets owned during 2012.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,657	$12	$3,669
Additions	2,400	30	2,430
Sold	(2,559)	(36)	(2,595)
Write-downs of book value	(112)	-	(112)
Balance at June 30	$3,386	$6	$3,392

Troubled Debt Restructurings. In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring ("TDR") has occurred, which is when, for economic or legal reasons related to a borrower's financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $17.1 million at June 30, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $18.9 million at June 30, 2012 and $21.8 million at December 31, 2011.

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

Return to Cross Reference Table

Accruing restructured loans at June 30, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of $15.5 million of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate. Within this category are $6.8 million of CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower.

The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans. The average yield on modified commercial loans was 5.25%, compared to 5.34% earned on the entire commercial loan portfolio in the second quarter of 2012.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. This category consists of seventeen loans for a total of $3.5 million at June 30, 2012. The average yield on modified residential mortgage and home equity loans was 3.90%, compared to 5.52% earned on the entire residential mortgage loan portfolio in the second quarter of 2012.

The Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at June 30, 2012. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of June 30, 2012 and December 31, 2011.

In thousands of dollars	6/30/12	12/31/11	Change
Balance of TDR Loans	$18,936	$21,839	$(2,903)
Specific reserve on above loans	5,076	4,764	312
Percent	26.8%	21.8%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $45.9 million of impaired loans have been identified as of June 30, 2012, down from $52.0 million at December 31, 2011. The specific allowance for impaired loans was $8.2 million at June 30, 2012, down from $9.0 million at December 31, 2011. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank's current analysis of losses inherent in its loan portfolios.

Return to Cross Reference Table

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

The Bank's portfolio of residential mortgages consists of loans to finance 1-4 family residences, second homes, vacation homes, and residential investment properties. The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans, which make up a small percent of the personal loans, consist of loans for automobiles, boats and manufactured housing.

Allowance for Loan Losses. The Company's allowance for loan losses increased by $1.0 million during the second quarter of 2012 and $1.5 million since December 31, 2011. The allowance for loan losses as a percent of total loans of 3.83% at June 30, 2012 was up from 3.66% at December 31, 2011. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At June 30, 2012, core deposits accounted for 98.8% of total deposits, unchanged from June 30, 2011. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank's market area.

Return to Cross Reference Table

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$780	0.5%	$21,961	15.8%	$21,993	15.8%
Interest bearing deposits	(31,889)	-5.0%	(25,429)	-4.1%	1,867	0.3%
Total deposits	$(31,109)	-3.9%	$(3,468)	-0.5%	$23,860	3.2%

Deposit balances decreased by $31.1 million, or 3.9%, in the second quarter of 2012, and have increased by $23.9 million, or 3.2%, in the twelve months ended June 30, 2012. In the most recent quarter, demand deposit balances increased by $780,000, while interest bearing deposits declined by $31.9 million. The decrease in interest bearing deposits during the three and six month periods ended June 30, 2012 included a seasonal decline in public fund balances.

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

Noninterest bearing deposits made up 21.2% of total deposits at June 30, 2012, compared to 18.2% at December 31, 2011 and 18.9% at June 30, 2011. The following table shows the makeup of the Company's deposits at June 30, 2012, December 31, 2011 and June 30, 2011.

Percentage Makeup of Deposit Portfolio	6/30/12	12/31/11	6/30/11
Noninterest bearing	21.2%	18.2%	18.9%
Interest bearing deposits	78.8%	81.8%	81.1%
Total deposits	100.0%	100.0%	100.0%

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

Return to Cross Reference Table

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $785,000 in the second quarter and $1.6 million for the first six months of 2012. This compares to consolidated net income of $361,000 and $720,000 for the same periods of 2011. The improvement in income in the second quarter and first six months of 2012 resulted primarily from increased levels of noninterest income and reduced amounts in the Company's provision for loan losses, and in spite of increased compensation expense and continued elevated levels of attorney and professional fees and expenses relating to ORE and foreclosed property.

United's net interest margin of 3.62% and 3.63%, respectively, for the three and six month periods ended June 30, 2012 was down from 3.69% and 3.65% respectively, for the same periods of 2011. For the second quarter of 2012, net interest income of $7.6 million was up 0.5% compared to the same period of 2011, and net interest income of $15.1 million for the first half of 2012 was 1.4% above the same period of 2011. Noninterest income of $5.3 million for the most recent quarter improved by 20.1% compared to the second quarter of 2011, while noninterest income for the six months ended June 30, 2012 was 20.6% higher than the same period of 2011. Noninterest income represented 41.1% and 39.9%, respectively, of the Company's combined net interest income and noninterest income for the three and six months ended June 30, 2012, compared to 36.9% and 35.8%, respectively, for the same periods of 2011.

Total noninterest expense for the second quarter of 2012 was up 7.6% from the second quarter of 2011, and increased by 9.6% for the first six months of 2012 compared to the same period of 2011. In the second quarter of 2012, the largest dollars of increase in noninterest expense were in compensation expense and attorney, accounting and other professional fees. For the first six months of 2012, the largest dollars of increase were in compensation expense and expenses related to ORE and other foreclosed properties, which included write-downs of the value and losses on the sale of property held as ORE, costs to maintain and carry those properties, and losses and fees related to foreclosed mortgage loans previously sold on the secondary market.

Expenses related to salaries and employee benefits increased by 9.5% and 9.4%, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its anticipated future expansion, including expansion into Livingston County, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under its bonus plans in 2011 or the first six months of 2012.

The Company's provision for loan losses of $2.55 million in the second quarter of 2012 was down from $3.1 million for the second quarter of 2011. For the first half of 2012, the Company's provision for loan losses of $4.65 million was down from $5.9 million for the same period of 2011. ROA was 0.36% for the second quarter and 0.37% for the first six months of 2012, compared to 0.17% for both the comparable periods of 2011. ROE was 3.35% for the second

Return to Cross Reference Table

quarter and 3.48% for the first six months of 2012, compared to 1.55% and 1.56%, respectively, for the same periods of 2011.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2012		2011
in thousands of dollars, where appropriate	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net interest income	$7,566	$7,569	$7,687	$7,437	$7,525
Provision for loan losses	2,550	2,100	250	6,000	3,100
Noninterest income	5,278	4,758	4,635	4,256	4,395
Noninterest expense	9,148	9,169	8,815	9,084	8,501
Federal income tax provision	361	216	960	(1,291)	(42)
Net income (loss)	785	842	2,297	(2,100)	361
Earnings (loss) per common share	$0.04	$0.04	$0.16	$(0.19)	$0.01
Return on average assets (a)	0.36%	0.38%	1.03%	-0.95%	0.17%
Return on average shareholders' equity (a)	3.35%	3.61%	9.89%	-8.85%	1.55%
Net interest margin	3.62%	3.62%	3.67%	3.58%	3.69%
Efficiency ratio (tax equivalent basis)	70.7%	73.8%	70.9%	77.0%	70.7%

(a) annualized

Pre-tax, Pre-provision Income and Return on Average Assets

In an attempt to evaluate the trends of net interest income, noninterest income and noninterest expense, the Company calculates pre-tax, pre-provision income ("PTPP Income") and pre-tax, pre-provision return on average assets ("PTPP ROA"). PTPP Income adjusts net income by the amount of the Company's federal income tax (benefit) and provision for loan losses, which is excluded because its level is elevated and volatile in times of economic stress. PTPP ROA measures PTPP Income as a percent of average assets. While this information is not consistent with, or intended to replace, presentation under generally accepted accounting principles, it is presented here for comparison.

Management believes that PTPP Income and PTPP ROA are useful and consistent measures of the Company's earning capacity, as these financial measures enable investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle, particularly in times of economic stress.

The Company's strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA improved to 1.67% and 1.55%, respectively, for the second quarter and first six months of 2012, compared to 1.57% and 1.51%, respectively, for the same periods in 2011.

Increases in noninterest income generated most of the improvements in PTPP ROA for the second quarter and first six months of 2012. The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three and six month periods ended June 30, 2012 and 2011.

Return to Cross Reference Table

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Interest income	$8,758	$9,091	-3.7%	$17,591	$18,180	-3.2%
Interest expense	1,192	1,566	-23.9%	2,456	3,253	-24.5%
Net interest income	7,566	7,525	0.5%	15,135	14,927	1.4%
Noninterest income	5,278	4,395	20.1%	10,036	8,320	20.6%
Noninterest expense	9,148	8,501	7.6%	18,317	16,719	9.6%
Pre-tax, pre-provision income	$3,696	$3,419	8.1%	6,854	6,528	5.0%
Average assets	$888,830	$869,523	2.2%	$890,911	$873,534	2.0%
Pre-tax, pre-provision ROA	1.67%	1.57%	0.10%	1.55%	1.51%	0.04%
Reconcilement to GAAP income:
Provision for loan losses	2,550	3,100		4,650	5,900
Income tax (benefit)	361	(42)		577	(92)
Net income	$785	$361		$1,627	$720

Net Interest Income

The Company's yield on earning assets and its cost of funds both declined in the second quarter and first six months of 2012, as compared to the same periods of 2011. United continued to maintain high levels of liquidity during the first six months of 2012, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this extended period of economic uncertainty, and the Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge. This additional liquidity also contributes to the Company's lower net interest margin. At the same time, the Bank continued to reduce its average balances of FHLB advances and higher-cost deposits during the second quarter and first six months of 2012, contributing to lower interest costs compared to comparable periods of 2011. Net interest spread, on a tax equivalent basis, declined slightly, from 3.45% for the second quarter of 2011 to 3.42% for the second quarter of 2012. Net interest spread improved to 3.43% for the first six months of 2012, up from 3.41% for the same period of 2011.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three and six month periods ended June 30, 2012 and 2011.

Return to Cross Reference Table
	Three Months Ended June 30,						Six Months Ended June 30,
	2012			2011			2012			2011
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$67,746	$43	0.26%	$105,517	$67	0.26%	$76,375	$97	0.25%	$111,849	$141	0.25%
Taxable investments	177,315	696	1.55%	126,297	700	2.22%	165,609	1,370	1.66%	117,620	1,304	2.24%
Tax exempt securities (b)	17,108	250	5.78%	21,363	288	5.34%	20,112	519	5.86%	23,048	598	5.19%
Taxable loans	586,310	7,833	5.37%	575,539	8,102	5.65%	585,067	15,734	5.41%	581,647	16,277	5.64%
Tax exempt loans (b)	1,798	30	6.50%	2,122	44	8.16%	1,829	65	7.06%	2,137	88	8.19%
Total int. earning assets (b)	850,277	8,852	4.17%	830,838	9,201	4.44%	848,992	17,785	4.20%	836,301	18,408	4.43%
Less allowance for loan losses	(21,837)			(25,658)			(21,724)			(25,475)
Other assets	60,390			64,343			63,643			62,708
Total Assets	$888,830			$869,523			$890,911			$873,534

Liabilities and Shareholders' Equity
NOW and savings deposits	$359,081	148	0.17%	$342,660	215	0.25%	$363,343	305	0.17%	$347,157	478	0.28%
Other interest bearing deposits	249,217	837	1.35%	262,461	1,094	1.67%	255,047	1,735	1.37%	266,187	2,241	1.70%
Total int. bearing deposits	608,298	985	0.65%	605,121	1,309	0.87%	618,390	2,040	0.66%	613,344	2,719	0.89%
Short term borrowings	-	-	0.00%	1	-	0.00%	-	-	0.00%	380	11	5.99%
Other borrowings	23,818	207	3.50%	28,711	257	3.59%	23,926	415	3.43%	29,451	523	3.53%
Total int. bearing liabilities	632,116	1,192	0.75%	633,833	1,566	0.99%	642,316	2,455	0.77%	643,175	3,253	1.02%
Noninterest bearing deposits	157,192	-		137,050	-		151,428	-		134,074	-
Total including noninterest bearing deposits	789,308	1,192	0.61%	770,883	1,566	0.81%	793,744	2,455	0.62%	777,249	3,253	0.85%
Other liabilities	5,108			5,231			3,093			3,155
Shareholders' equity	94,414			93,409			94,074			93,130
Total Liabilities and Shareholders' Equity	$888,830			$869,523			$890,911			$873,534
Net interest income (b)		7,660			7,635			15,330			15,155
Net spread (b)			3.42%			3.45%			3.43%			3.41%
Net yield on interest earning assets (b)			3.62%			3.69%			3.63%			3.65%
Tax equivalent adjustment on interest income		(94)			(110)			(195)			(228)
Net interest income per income statement		$7,566			$7,525			$15,135			$14,927
Ratio of interest earning assets to interest bearing liabilities			1.35			1.31			1.32			1.30

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Return to Cross Reference Table
Provision for Loan Losses

The Company's provision for loan losses for the second quarter and first six months of 2012 was $2.55 million and $4.65 million, respectively, down from $3.1 million and $5.9 million for the same periods of 2011. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio. The Company's provision for loan losses exceeded net charge-offs of $1.5 million and $3.2 million, respectively, for the quarter and six months ended June 30, 2012.

The loan portfolio of the Bank continues to be affected by loans to a number of larger commercial borrowers that continue to struggle to meet their financial obligations. Loans in the Bank's residential CLD loan portfolio are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income improved by 20.1% and 20.6%, respectively, for the second quarter and first six months of 2012 compared to the same periods of 2011. The following table summarizes changes in noninterest income by category for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Service charges on deposit accounts	$449	$511	-12.1%	$882	$1,014	-13.0%
Wealth Management fee income	1,311	1,291	1.5%	2,536	2,554	-0.7%
Income from loan sales and servicing	2,592	1,619	60.1%	4,496	2,930	53.4%
ATM, debit and credit card fee income	559	556	0.5%	1,066	1,069	-0.3%
Other income	367	418	-12.2%	1,056	753	40.2%
Total noninterest income	$5,278	$4,395	20.1%	$10,036	$8,320	20.6%

Service charges on deposit accounts were down 12.1% and 13.0%, respectively, in the second quarter and first six months of 2012 compared to the same periods a year earlier. Substantially all of the decline in both periods of 2012 was due to a reduction in non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 1.5% in the second quarter of 2012 compared to the same period of 2011, and was substantially unchanged in the first six months of 2012 compared to the same period of 2011.

Return to Cross Reference Table

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2012, and has increased by 60.1% and 53.4%, respectively, in the second quarter and first six months of 2012 when compared to the same periods of 2011 as a result of continued high levels of residential mortgage loans originated and sold on the secondary market.

The Bank generally sells the fixed rate long-term residential mortgages it originates on the secondary market, and retains adjustable rate residential mortgages for its portfolios. The guaranteed portion of SBA loans originated by its structured finance group, United Structured Finance Company ("USFC"), is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of dollars	2012	2011	2012	2011
Residential mortgage sales and servicing	$1,844	$1,107	$3,638	$2,115
USFC commercial loan sales and servicing	748	512	858	815
Total income from loan sales and servicing	$2,592	$1,619	$4,496	$2,930

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas was substantially unchanged in the three and six month periods ended June 30, 2012 compared to the same periods of 2011.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also includes gains on the sale of ORE property of $98,200 in the second quarter and $387,800 in the first six months of 2012, compared to $43,800 and $76,300, respectively, in the comparable periods of 2011. Total other income was down 12.2% in the quarter ended June 30, 2012 compared to the same period of 2011, but was up 40.2% in the first six months of 2012 compared to the same period of 2011.

Return to Cross Reference Table

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2012		2011
In thousands of dollars	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Service charges on deposit accounts	$449	$433	$471	$486	$511
Wealth Management fee income	1,311	1,225	1,299	1,226	1,291
Income from loan sales and servicing	2,592	1,904	1,894	1,610	1,619
ATM, debit and credit card fee income	559	507	557	550	556
Other income	367	689	414	384	418
Total noninterest income	$5,278	$4,758	$4,635	$4,256	$4,395

Noninterest Expense

Salaries and employee benefits typically make up roughly 55% of the Company's total noninterest expense. Occupancy and equipment expense is the second-largest noninterest expense category, and expenses in this area have remained relatively consistent over the most recent five quarters. Attorney, accounting and other professional fees remained elevated, and were higher in the second quarter of 2012 as compared to the previous four quarters as a result of legal and accounting fees related to the sale by U.S. Treasury of the Company's Preferred Shares during the quarter. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above. Expenses relating to ORE property and other foreclosed assets continue to be a significant expense, but declined in the most recent quarter compared to the four prior quarters.

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2012		2011
In thousands of dollars	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Salaries and employee benefits	$5,221	$5,001	$4,870	$4,759	$4,767
Occupancy and equipment expense, net	1,320	1,318	1,196	1,276	1,291
External data processing	267	247	301	392	329
Advertising and marketing	184	193	143	164	158
Attorney, accounting and other professional fees	770	468	336	476	433
Director fees	97	98	65	102	101
Expenses relating to ORE property and other foreclosed assets	183	933	693	815	254
FDIC insurance premiums	296	295	294	288	302
Other expenses	810	616	917	812	866
Total noninterest expense	$9,148	$9,169	$8,815	$9,084	$8,501

The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2012 and 2011.

Return to Cross Reference Table

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Salaries and employee benefits	$5,221	$4,767	9.5%	$10,222	$9,342	9.4%
Occupancy and equipment expense, net	1,320	1,291	2.2%	2,638	2,543	3.7%
External data processing	267	329	-18.8%	514	649	-20.8%
Advertising and marketing	184	158	16.5%	377	318	18.6%
Attorney, accounting and other professional fees	770	433	77.8%	1,238	866	43.0%
Director fees	97	101	-4.0%	195	203	-3.9%
Expenses relating to ORE property and other foreclosed assets	183	254	-28.0%	1,116	511	118.4%
FDIC insurance premiums	296	302	-2.0%	591	733	-19.4%
Other expenses	810	866	-6.5%	1,426	1,554	-8.2%
Total noninterest expense	$9,148	$8,501	7.6%	$18,317	$16,719	9.6%

Total noninterest expenses were up 7.6% and 9.6%, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. A number of categories of noninterest expense declined during the second quarter and first half of 2012 compared to the same periods of 2011. External data processing expenses were down 18.8% and 20.8%, respectively, in the second quarter and first six months of 2012 compared to the same periods of 2011. The reduction was due, in part, due to lower costs of data processing within the Wealth Management Group, resulting from a conversion to a new processor in the second half of 2011. FDIC insurance premiums declined by 19.4% during the first six months of 2012 compared to the same period of 2011 as a result of lower base charges. Other expenses were down 6.5% and 8.2%, respectively, during the second quarter and first six months of 2012 compared to the same periods of 2011.

Salaries and employee benefits for the second quarter and first six months of 2012 increased by 9.5% and 9.4%, respectively, over the same periods one year earlier. The increases reflect, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston County and future anticipated growth, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2011 or the first six months of 2012.

Attorney, accounting and other professional fees were up 77.8% in the second quarter of 2012 compared to the same quarter of 2011. Costs in the second quarter of 2012 included $299,000 of legal and accounting costs related to the sale of the Company's Preferred Shares by the U.S. Treasury. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above. Advertising and marketing expenses increased by $26,000 in the second quarter and $59,000 in the first six months of 2012 compared to the same periods of 2011.

Expenses related to ORE and other foreclosed properties decreased by $71,000 in the second quarter of 2012 compared to the second quarter of 2011, but have increased by $605,000 in the first six months of 2012 compared to the same period of 2011. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In addition, during the first six months of 2012, the Company

Return to Cross Reference Table

recorded $770,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted.

Federal Income Tax

The table below shows the Company's effective tax rates for the three and six month periods ended June 30, 2012 and 2011.

	Current Quarter		Year to Date
	2012	2011	2012	2011
Effective tax rate	31.5%	-13.2%	26.2%	-14.6%

The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income, partially offset by certain nondeductible expenses in the second quarter of 2012. The Company's pre-tax income was positive for the first two quarters of 2011, but was less than its tax exempt income, resulting in a small tax benefit for each quarter.

The Company's net deferred tax asset was $9.4 million at June 30, 2012. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses in 2009 and 2010, the Company had a tax Net Operating Loss ("NOL") of $7.6 million as of December 31, 2011.

Positive Evidence

1.	The Company had many years of consistently profitable operations before 2009.
2.	The Company's NOL carry-forward position was $7.6 million at December 31, 2011, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
3.	The Company can carry-forward losses for up to 20 years.
4.
The Company's pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011 and $2.2 million for the first half of 2012.

5.
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010 and $12.2 million in 2011.

6.	The Company expects a return to sustained profitability as a result of strong core earnings and a continued reduction in loan losses.

Return to Cross Reference Table
7.	The Company does have available certain tax planning strategies, including:
a.	Sale and leaseback of premises
b.	Sale of mortgage servicing rights
c.	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at June 30, 2012 or December 31, 2011.

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

The Company's balances in federal funds sold and short-term interest-bearing balances with banks were $57.6 million at June 30, 2012, compared to $91.8 million at December 31, 2011 and $95.7 million at June 30, 2011. Balances of investments held for sale have increased to $191.9 million at June 30, 2012, compared to $173.2 million and $148.0 million at December 31, 2011 and June 30, 2011, respectively. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2012 or 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first six months of 2012, the Bank procured no new advances, repaid no matured borrowings, and made scheduled principal payments of $260,000. In the past twelve months, maturities and principal payments on advances have reduced outstanding balances by $3.3 million.

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

Return to Cross Reference Table

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

UBT is party to the MOU as described under "Other Developments - Memorandum of Understanding" above. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank was in compliance with all capital ratio requirements at December 31, 2010 and 2011, and June 30, 2012. At June 30, 2012 the Bank's Tier 1 capital ratio was 9.35%, and its ratio of total capital to risk-weighted assets was 15.50%. At June 30, 2012, the Bank was categorized as well capitalized under applicable regulatory guidelines.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at June 30, 2012 and December 31, 2011.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Required by MOU (3)
	$000	Percent	$000	Percent	$000	Percent	$000	Percent
As of June 30, 2012
Tier 1 Capital to Average Assets
Consolidated	$87,276	9.9%	$35,311	4.0%	N/A	N/A	N/A	N/A
Bank	82,126	9.3%	35,138	4.0%	43,923	5.0%	79,062	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	87,276	15.1%	23,151	4.0%	N/A	N/A	N/A	N/A
Bank	82,126	14.2%	23,104	4.0%	34,656	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	94,694	16.4%	46,301	8.0%	N/A	N/A	N/A	N/A
Bank	89,530	15.5%	46,207	8.0%	57,759	10.0%	69,311	12.0%

As of December 31, 2011
Tier 1 Capital to Average Assets
Consolidated	$86,430	9.9%	$35,031	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	9.2%	34,950	4.0%	43,688	5.0%	78,638	9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,430	15.3%	22,675	4.0%	N/A	N/A	N/A	N/A
Bank	80,388	14.2%	22,628	4.0%	33,942	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	93,683	16.5%	45,349	8.0%	N/A	N/A	N/A	N/A
Bank	87,627	15.5%	45,256	8.0%	56,570	10.0%	67,884	12.0%

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

Return to Cross Reference Table

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Note 1 - Significant Accounting Policies" to the Company's Consolidated Financial Statements beginning on Page A-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company's financial statements. See "Forward-Looking Statements."

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II - Other Information

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

July 27, 2012

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

4.5	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1	Underwriting Agreement. Previously filed with the Commission on June 19, 2012 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 1.1. Incorporated here by reference.
10.2	Letter Agreement. Previously filed with the Commission on June 19, 2012 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 1.2. Incorporated here by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.