Form 10-Q
period 2012-09-30
UNITED BANCORP INC /MI/
filed 2012-10-26
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
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

As of October 26, 2012, there were outstanding 12,705,983 shares of the registrant's common stock, no par value.

Return to Cross Reference Table

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "could", "will", "is likely", or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts ", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future capital levels, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, future impacts of legal proceedings, compliance with our memorandum of understanding, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

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

Cross Reference Table

Return to Cross Reference Table
Part I – Financial Information

Item 1 – Financial Statements

(a)            Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	September 30,	December 31,
Assets	2012	2011
Cash and demand balances in other banks	$16,247	$15,798
Interest bearing balances with banks	52,029	91,428
Federal funds sold	-	366
Total cash and cash equivalents	68,276	107,592

Securities available for sale	198,069	173,197
FHLB Stock	2,571	2,571
Loans held for sale	11,766	8,290

Portfolio loans	591,808	563,702
Less allowance for loan losses	22,460	20,633
Net portfolio loans	569,348	543,069

Premises and equipment, net	10,793	10,795
Bank-owned life insurance	14,134	13,819
Accrued interest receivable and other assets	23,624	25,676
Total Assets	$898,581	$885,009

Liabilities
Deposits
Noninterest bearing deposits	$159,333	$139,346
Interest bearing deposits	616,692	625,510
Total deposits	776,025	764,856

FHLB advances payable	21,759	24,035
Accrued interest payable and other liabilities	3,961	2,344
Total Liabilities	801,745	791,235

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,448	20,364
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,705,983, and 12,697,265 shares issued and outstanding, respectively	85,614	85,505
Accumulated deficit	(11,585)	(13,746)
Accumulated other comprehensive income, net of tax	2,359	1,651
Total Shareholders' Equity	96,836	93,774

Total Liabilities and Shareholders' Equity	$898,581	$885,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)            Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars, except per share data	September 30,		September 30,
Interest Income	2012	2011	2012	2011
Interest and fees on loans	$7,917	$7,918	$23,695	$24,253
Interest on securities
Taxable	618	739	1,988	2,043
Tax exempt	160	186	506	586
Interest on federal funds sold and balances with banks	36	63	133	204
Total interest income	8,731	8,906	26,322	27,086

Interest Expense
Interest on deposits	895	1,250	2,936	3,969
Interest on fed funds and other short term borrowings	-	-	-	11
Interest on FHLB advances	190	219	605	742
Total interest expense	1,085	1,469	3,541	4,722
Net Interest Income	7,646	7,437	22,781	22,364
Provision for loan losses	2,000	6,000	6,650	11,900
Net Interest Income after Provision for Loan Losses	5,646	1,437	16,131	10,464

Noninterest Income
Service charges on deposit accounts	496	486	1,378	1,500
Wealth Management fee income	1,319	1,226	3,855	3,780
Gains on securities transactions	-	-	4	-
Income from loan sales and servicing	2,803	1,610	7,299	4,540
ATM, debit and credit card fee income	517	550	1,583	1,619
Income from bank-owned life insurance	106	108	316	320
Other income	323	276	1,165	817
Total noninterest income	5,564	4,256	15,600	12,576

Noninterest Expense
Salaries and employee benefits	5,464	4,759	15,686	14,101
Occupancy and equipment expense, net	1,350	1,276	3,988	3,819
External data processing	250	392	764	1,041
Advertising and marketing	190	164	567	482
Attorney, accounting and other professional fees	416	476	1,654	1,342
Director fees	98	102	293	305
Expenses relating to ORE property and foreclosed assets	417	815	1,533	1,326
FDIC insurance premiums	292	288	883	1,021
Other expenses	823	812	2,249	2,366
Total noninterest expense	9,300	9,084	27,617	25,803
Income (Loss) Before Federal Income Tax	1,910	(3,391)	4,114	(2,763)
Federal income tax (benefit)	520	(1,291)	1,097	(1,383)
Net Income (Loss)	$1,390	$(2,100)	$3,017	$(1,380)

Preferred stock dividends and amortization	(285)	(284)	(856)	(852)
Income (Loss) Available to Common Shareholders	$1,105	$(2,384)	$2,161	$(2,232)

Basic and diluted earnings (loss) per share	$0.09	$(0.19)	$0.17	$(0.18)
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)            Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$1,390	$(2,100)	$3,017	$(1,380)
Other comprehensive income (loss) net of tax:
Net change in unrealized gains on securities available for sale	576	36	711	1,188
Reclass adjustment for realized gains and related taxes	-	-	(3)	-
Total comprehensive income (loss)	$1,966	$(2,064)	$3,725	$(192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)            Condensed Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars	September 30,		September 30,
Total Shareholders' Equity	2012	2011	2012	2011
Balance at beginning of period	$95,113	$94,064	$93,774	$92,704
Net income (loss)	1,390	(2,100)	3,017	(1,380)
Other comprehensive income	576	36	708	1,188
Cash dividends paid on preferred shares	(258)	(258)	(772)	(772)
Other common stock transactions	15	64	109	66
Balance at end of period	$96,836	$91,806	$96,836	$91,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)            Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
In thousands of dollars	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$3,017	$(1,380)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	4,070	2,756
Provision for loan losses	6,650	11,900
Gain on sale of loans	(6,945)	(3,725)
Proceeds from sales of loans originated for sale	271,598	155,182
Loans originated for sale	(268,129)	(148,877)
Gains on securities transactions	(4)	-
Change in deferred income taxes	737	(33)
Stock based compensation expense	112	101
Increase in cash surrender value of bank-owned life insurance	(316)	(320)
Change in investment in limited partnership	(224)	(128)
Change in accrued interest receivable and other assets	3,332	2,162
Change in accrued interest payable and other liabilities	1,791	(248)
Net cash from operating activities	15,689	17,390

Cash Flows from Investing Activities
Securities available for sale
Purchases	(80,231)	(62,208)
Sales	2,847	-
Maturities and calls	25,870	10,472
Principal payments	24,601	11,486
Sale or retirement of FHLB stock	-	217
Net change in portfolio loans	(35,464)	(1,232)
Premises and equipment expenditures	(769)	(274)
Net cash from investing activities	(63,146)	(41,539)

Cash Flows from Financing Activities
Net change in deposits	11,169	41,531
Net change in fed funds sold and short term borrowings	-	(1,234)
Principal payments on FHLB advances	(2,276)	(6,267)
Other common stock transactions	20	(17)
Cash dividends paid on preferred shares	(772)	(772)
Net cash from financing activities	8,141	33,241
Net change in cash and cash equivalents	(39,316)	9,092

Cash and cash equivalents at beginning of year	107,592	106,222
Cash and cash equivalents at end of period	$68,276	$115,314

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,629	$4,853
Loans transferred to other real estate	2,535	2,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(f)            Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Balances of securities by category are shown below at September 30, 2012 and December 31, 2011. All securities are classified as available for sale.

At September 30, 2012, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$25,162	$177	$-	25,339
Mortgage-backed agency securities	150,588	2,770	(178)	153,180
Obligations of states and political subdivisions	18,594	807	(4)	19,397
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	1	-	27
Total	$194,496	$3,755	$(182)	$198,069

At December 31, 2011, in thousands of dollars
U.S. Treasury and agency securities	$48,999	$385	$(18)	$49,366
Mortgage-backed agency securities	101,855	1,321	(479)	102,697
Obligations of states and political subdivisions	19,690	1,287	-	20,977
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$170,696	$2,998	$(497)	$173,197

Return to Cross Reference Table

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

At September 30, 2012	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed agency securities	29,714	(178)	-	-	29,714	(178)
Obligations of states and political subdivisions	938	(4)	-	-	938	(4)
Total	$30,652	$(182)	$-	$-	$30,652	$(182)

At December 31, 2011
In thousands of dollars
U.S. Treasury and agency securities	$5,101	$(18)	$-	$-	$5,101	$(18)
Mortgage-backed agency securities	36,420	(424)	5,764	(55)	42,184	(479)
Total	$41,521	$(442)	$5,764	$(55)	$47,285	$(497)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first nine months of 2012 or 2011.

The unrealized losses on the Company's investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012 or December 31, 2011.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three and nine month periods ended September 30, 2012 and 2011 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2012	2011	2012	2011
Sales proceeds	$-	$-	$2,847	$-
Gross gains on sales	-	-	30	-
Gross loss on sales	-	-	(26)	-

Return to Cross Reference Table

The fair value and amortized cost of securities available for sale by contractual maturity as of September 30, 2012 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
In thousands of dollars	Cost	Fair Value
Due in one year or less	$26,354	$26,558
Due after one year through five years	15,922	16,528
Due after five years through ten years	1,577	1,744
Due after ten years	30	32
Mortgage-backed agency securities	150,587	153,180
Equity securities	26	27
Total securities	$194,496	$198,069

Securities carried at $1.1 million as of September 30, 2012 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

Note 3 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
Personal	$111,181	18.8%	$103,405	18.3%
Business, including commercial mortgages	343,734	58.1%	335,133	59.5%
Tax exempt	1,737	0.3%	2,045	0.4%
Residential mortgage	86,811	14.7%	83,072	14.7%
Construction and development	48,136	8.1%	39,721	7.0%
Deferred loan fees and costs	209	0.0%	326	0.1%
Total portfolio loans	$591,808	100.0%	$563,702	100.0%

Note 4 – Allowance for Loan Losses and Credit Risk

The allowance for loan losses ("allowance") is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. This policy applies to each of the Company's portfolio segments.

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

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March, 2008. The analysis computes loss rates based on a probability of default ("PD") and loss given default ("LGD"). Allowance allocations prior to the third quarter of 2011 were computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which compute PDs and LGDs based on historical losses as loans migrate through the various risk rating or delinquency categories. The March, 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

An analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2012 and 2011 and balances as of December 31, 2011 follows:

	Three Months Ended September 30, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, June 30	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097
Provision charged to expense	496	1,007	97	202	206	(8)	2,000
Losses charged off	(110)	(1,009)	(239)	(719)	(216)	(87)	(2,380)
Recoveries	80	5	174	335	80	69	743
Balance, September 30	$5,053	$4,781	$4,877	$4,173	$1,878	$1,698	$22,460

	Nine Months Ended September 30, 2012
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,945	1,942	1,940	11	659	153	6,650
Losses charged off	(868)	(1,067)	(2,056)	(1,419)	(855)	(578)	(6,843)
Recoveries	300	31	272	840	143	434	2,020
Balance, September 30	$5,053	$4,781	$4,877	$4,173	$1,878	$1,698	$22,460

Ending balance:
Individually evaluated for impairment	$3,259	$2,680	$1,097	$465	$711	$55	$8,267
Collectively evaluated for impairment	$1,794	$2,101	$3,780	$3,708	$1,167	$1,643	$14,193

Total Loans:
Ending balance	$48,136	$101,891	$138,428	$94,203	$95,421	$113,729	$591,808
Ending balance:
Individually evaluated for impairment	$11,401	$9,222	$9,104	$2,421	$5,621	$401	$38,170
Collectively evaluated for impairment	$36,735	$92,669	$129,324	$91,782	$89,800	$113,328	$553,638

Return to Cross Reference Table

	Three Months Ended September 30, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses, at June 30, 2011	$17,264	$2,604	$3,121	$2,381	$25,370
Provision charged to expense	5,766	3,289	6	653	9,714
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)
Net provision after amounts related to change in allocation methodology	3,520	3,338	(984)	126	6,000
Losses charged off	(5,408)	(776)	(324)	(785)	(7,293)
Recoveries	176	2	54	48	280
Balance, September 30	$15,552	$5,168	$1,867	$1,770	$24,357

	Nine Months Ended September 30, 2011
Allowance for Loan Losses, at January 1, 2011	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	9,088	4,031	1,294	1,201	15,614
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)
Net provision after amounts related to change in allocation methodology	6,842	4,080	304	674	11,900
Losses charged off	(8,643)	(2,328)	(1,164)	(1,668)	(13,803)
Recoveries	681	168	66	182	1,097
Balance, September 30	$15,552	$5,168	$1,867	$1,770	$24,357

	Balances at December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$5,213	$2,907	$871	$40	$9,031
Collectively evaluated for impairment	8,124	646	1,060	1,772	11,602
Total Allowance for Loan Losses	$13,337	$3,553	$1,931	$1,812	$20,633

Total Loans:
Ending balance:
Individually evaluated for impairment	$31,225	$14,486	$5,241	$183	$51,135
Collectively evaluated for impairment	302,754	25,237	80,788	103,788	512,567
Total Loans	$333,979	$39,723	$86,029	$103,971	$563,702

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

Return to Cross Reference Table

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

Commercial Real Estate. Commercial Real Estate ("CRE") consists of two segments – owner-occupied real estate loans and other commercial real estate loans. CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company's commercial real estate portfolio are diverse, but have geographic location almost entirely in the Company's market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

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

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of September 30, 2012 and December 31, 2011 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At September 30, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,031	$77,948	$92,710	$84,891	$266,580
5	Special Mention	11,071	10,569	17,143	7,595	46,378
6	Substandard	10,914	9,387	11,444	7,329	39,074
7	Doubtful	480	-	-	347	827
8	Loss	-	-	-	-	-
Total		$33,496	$97,904	$121,297	$100,162	$352,859

Return to Cross Reference Table

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$104,082	$14,640	$74,086	$31,807	$224,615
Accruing restructured	3,276	-	171	-	3,447
Delinquent less than 90 days	1,509	-	66	81	1,656
Nonperforming	2,789	-	99	141	3,029
Total	$111,656	$14,640	$74,422	$32,029	$232,747
Subtotal					$585,606
Deferred loan fees and costs, overdrafts, in-process accounts					6,202
Total Portfolio Loans					$591,808

In thousands of dollars		At December 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,940	$77,447	$96,864	$63,466	$249,717
5	Special Mention	2,920	15,526	15,897	17,212	51,555
6	Substandard	14,020	5,803	17,818	8,799	46,440
7	Doubtful	827	72	-	625	1,524
8	Loss	-	-	-	-	-
Total		$29,707	$98,848	$130,579	$90,102	$349,236

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$95,045	$10,016	$74,387	$22,394	$201,842
Accruing restructured	3,078	-	171	-	3,249
Delinquent less than 90 days	3,072	-	239	70	3,381
Nonperforming	3,404	-	118	107	3,629
Total	$104,599	$10,016	$74,915	$22,571	$212,101
Subtotal					$561,337
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Loan totals in the classifications above are based on categories of loans as classified within the Bank's regulatory reporting. As a result, they may differ from totals of similar classifications in Note 3 and in the tables above.

Return to Cross Reference Table

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of September 30, 2012 and December 31, 2011 follow.

Thousands of dollars	Delinquent Loans
As of September 30, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$-	$-	$-	$26,700	$33,496	$6,796	$6,796
Owner-Occupied CRE	147	-	147	94,005	97,904	3,752	3,752
Other CRE	426	-	426	116,296	121,297	4,575	4,575
Commercial & Industrial	578	-	578	96,944	100,162	2,640	2,640
Consumer
Residential Mortgage	1,509	392	1,901	107,358	111,656	2,397	2,789
Consumer Construction	-	-	-	14,640	14,640	-	-
Home Equity	66	14	80	74,257	74,422	85	99
Other Consumer	81	-	81	31,807	32,029	141	141
Subtotal	$2,807	$406	$3,213	$562,007	$585,606	$20,386	$20,792
Deferred loan fees and costs, overdrafts, in-process accounts					6,202
Total Portfolio Loans					$591,808

Thousands of dollars	Delinquent Loans
As of December 31, 2011	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$426	$-	$426	$23,277	$29,707	$6,004	$6,004
Owner-Occupied CRE	1,511	-	1,511	92,828	98,848	4,509	4,509
Other CRE	703	-	703	122,672	130,579	7,204	7,204
Commercial & Industrial	447	-	447	85,216	90,102	4,439	4,439
Consumer
Residential Mortgage	3,072	-	3,072	98,123	104,599	3,404	3,404
Consumer Construction	-	-	-	10,016	10,016	-	-
Home Equity	239	31	270	74,558	74,915	87	118
Other Consumer	70	-	70	22,394	22,571	107	107
Subtotal	$6,468	$31	$6,499	$529,084	$561,337	$25,754	$25,785
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

(1) All are accruing.

Return to Cross Reference Table

Impaired Loans

Information regarding impaired loans as of September 30, 2012 and December 31, 2011 follows.

	September 30, 2012			December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$3,537	$6,070	$-	$5,977	$15,366	$-
Owner-Occupied CRE	2,436	3,661	-	1,622	2,502	-
Other CRE	5,684	8,056	-	4,922	8,031	-
Commercial & Industrial	1,710	2,041	-	1,696	3,774	-
Consumer			-
Residential Mortgage	2,128	2,128	-	1,042	1,778	-
Consumer Construction	-	-	-	-	-	-
Home Equity	211	211	-	43	43	-
Other Consumer	107	107	-	189	189	-
Subtotal	$15,813	$22,274	$-	$15,491	$31,683	$-

Loans with a specific valuation allowance
Commercial
Commercial CLD	$7,864	$8,375	$3,259	$8,509	$8,594	$2,907
Owner-Occupied CRE	6,786	8,089	2,680	6,391	7,925	2,344
Other CRE	3,420	3,420	1,097	15,259	17,205	2,085
Commercial & Industrial	711	791	465	1,335	2,372	785
Consumer
Residential Mortgage	3,493	4,085	711	4,792	5,998	870
Consumer Construction	-	-	-	-	-	-
Home Equity	-	-	-	171	171	35
Other Consumer	83	84	55	5	5	5
Subtotal	$22,357	$24,844	$8,267	$36,462	$42,270	$9,031

Total Impaired Loans
Commercial
Commercial CLD	$11,401	$14,445	$3,259	$14,486	$23,960	$2,907
Owner-Occupied CRE	9,222	11,750	2,680	8,013	10,427	2,344
Other CRE	9,104	11,476	1,097	20,181	25,236	2,085
Commercial & Industrial	2,421	2,832	465	3,031	6,146	785
Consumer
Residential Mortgage	5,621	6,213	711	5,834	7,776	870
Consumer Construction	-	-	-	-	-	-
Home Equity	211	211	-	214	214	35
Other Consumer	190	191	55	194	194	5
Total Impaired Loans	$38,170	$47,118	$8,267	$51,953	$73,953	$9,031

Return to Cross Reference Table

Information regarding average investment in impaired loans and interest income recognized on those loans for the three and nine month periods ended September 30, 2012 and 2011 is shown below.

Periods ended September 30,	2012				2011
Thousands of dollars	Three Months		Year to Date		Three Months		Year to Date
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$3,538	$-	$4,323	-	$5,752	$-	$6,655	-
Owner-Occupied CRE	2,438	12	2,777	51	5,466	7	3,313	33
Other CRE	5,215	6	9,672	124	2,242	16	2,483	38
Commercial & Industrial	1,715	9	1,839	29	1,315	1	817	2
Consumer
Residential Mortgage	1,312	6	1,274	17	1,155	-	777	-
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	25	1	25	4	227	-	337	-
Other Consumer	122	-	155	-	176	-	424	-
Subtotal	$14,365	$34	$20,065	$225	$16,333	$24	$14,806	$73

Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,285	$89	$8,443	$298	$9,678	$110	$7,422	$227
Owner-Occupied CRE	6,803	47	6,668	114	2,201	16	3,993	96
Other CRE	3,432	36	4,331	140	19,367	174	16,384	522
Commercial & Industrial	712	8	888	34	783	3	1,993	26
Consumer
Residential Mortgage	4,555	32	4,099	96	6,449	49	5,764	113
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	-	-	-	-	172	1	189	4
Other Consumer	78	-	56	2	5	-	5	1
Subtotal	$23,865	$212	$24,485	$684	$38,655	$353	$35,750	$989

Total Impaired Loans
Commercial
Commercial CLD	$11,823	$89	$12,766	$298	$15,430	$110	$14,077	$227
Owner-Occupied CRE	9,241	59	9,445	165	7,667	23	7,306	129
Other CRE	8,647	42	14,003	264	21,609	190	18,867	560
Commercial & Industrial	2,427	17	2,727	63	2,098	4	2,810	28
Consumer
Residential Mortgage	5,867	38	5,373	113	7,604	49	6,541	113
Consumer Construction	-	-	-	-	-	-	-	-
Home Equity	25	1	25	4	399	1	526	4
Other Consumer	200	-	211	2	181	-	429	1
Total Impaired Loans	$38,230	$246	$44,550	$909	$54,988	$377	$50,556	$1,062

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

Troubled Debt Restructurings

In the course of working with borrowers, the Bank may choose to restructure the contractual terms of certain loans. In this scenario, the Bank attempts to work out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring ("TDR") has occurred, which is when, for economic or legal reasons related to a borrower's financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower's current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $15.0 million at September 30, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $16.3 million at September 30, 2012 and $21.8 million at December 31, 2011.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter.  Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets these criteria.

Accruing restructured loans at September 30, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

Within this category are CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally

Return to Cross Reference Table

received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance.

The table below provides a breakdown of accruing restructured loans by type at September 30, 2012. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the third quarter of 2012.

	September 30, 2012		Third Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	7	$5,017
Other Commercial Loans	18	7,819
Total Commercial Loans	25	12,836	5.17%	5.31%

Residential Mortgage & Home Equity Loans	17	3,447	3.80%	5.34%
Total accruing restructured loans	42	$16,283

The Company has no personal loans other than the loans described above that are classified as troubled debt restructurings.

With regard to determination of the amount of the allowance for loan losses, all restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

The following tables present information regarding newly-classified troubled debt restructurings for the three and nine month periods ended September 30, 2012 and 2011.

	Periods ended September 30, 2012
	Three Months			Nine Months
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	-	$-	$-	2	$400	$400
Owner-Occupied CRE	1	645	645	6	1,271	1,271
Other CRE	-	-	-	4	2,304	2,304
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	-	-	-	2	224	224
Total	1	$645	$645	15	$4,389	$4,389

Return to Cross Reference Table

	Periods ended September 30, 2011
	Three Months			Nine Months
	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	3	$3,507	$3,507	4	$3,858	$3,858
Owner-Occupied CRE	1	405	405	1	405	405
Other CRE	2	511	511	4	3,177	3,177
Commercial & Industrial	1	113	113	1	113	113
Consumer
Residential Mortgage	2	1,078	1,078	3	1,199	1,199
Total	9	$5,614	$5,614	13	$8,752	$8,752

A loan is considered to be in payment default generally once it is 90 days contractually past due under the modified terms. Information regarding troubled debt restructurings that subsequently defaulted is shown below.

	Periods ended September 30, 2012
	Three Months		Nine Months
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	1	$1,892	4	$3,423
Owner-Occupied CRE	-	-	2	239
Total	1	1,892	6	3,662

	Periods ended September 30, 2011
Commercial
Commercial CLD	1	$119	1	$119
Other CRE	-	-	2	277
Consumer
Residential Mortgage	2	1,175	2	1,175
Total	3	$1,294	5	$1,571

Since the Company treats accruing TDR's as impaired loans and evaluates individually for impairment, the allowance for loan losses is not generally affected by a subsequent default.  Charge-offs of TDR's that subsequently defaulted as described above were $0.2 million for the three months, and $0.4 million for the nine months ended September 30, 2012.

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $37,500 and $37,725, respectively, in compensation expense related to stock based compensation plans for the three month periods and $112,500 and $100,800, respectively, for the nine month

Return to Cross Reference Table

periods ended September 30, 2012 and 2011. The Company has a policy of issuing authorized but unissued shares to satisfy exercises of stock options or stock only stock appreciation rights.

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

The following table shows activity for the nine months ended September 30, 2012 for the Company's Incentive Plan:

	SOSARs (1)		RSU (2)		Restricted Stock
	Awards Outstanding	Weighted Avg. Exercise Price	Awards Outstanding	Grant Date Fair Value	Awards Outstanding	Grant Date Fair Value
Balance at January 1	85,750	$3.35	16,856	$3.35	25,000	$3.35
Awards granted	83,500	3.30	32,750	3.30	-	-
Awards forfeited	(2,000)	3.35	(2,027)	3.31	(2,375)	3.35
Balance at Sep. 30	167,250	$3.33	47,579	$3.32	22,625	$3.35

(1) Stock Only Stock Appreciation Rights
(2) Restricted Stock Units

As of September 30, 2012, unrecognized compensation expense related to the Incentive Plan totaled $236,200. Compensation expense for SOSARs is recognized over approximately three years. Compensation expense for RSUs is based on an expected level of achievement of performance targets as determined at the time of each grant, and is expected to be recognized over three years. Compensation expense for restricted stock grants is recognized over two years.

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

Return to Cross Reference Table

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March of 2012 and 2011. Fair value of grants in 2012 and 2011 is based on the weighted-average assumptions shown in the following table.

	2012	2011
Dividend yield	0.0%	0.0%
Expected life in years	5	5
Expected volatility	37%	35%
Risk-free interest rate	0.84%	2.16%
Fair value	$1.105	$1.136

At September 30, 2012, the aggregate intrinsic value of SOSARs outstanding was $146,338. Intrinsic value was determined by calculating the difference between the Company's closing stock price on September 30, 2012 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on September 30, 2012. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.22 years.

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

The following summarizes year to date option activity for the 2005 Plan:

Stock Options	Options Outstanding	Weighted Average Exercise Price
Balance at January 1, 2012	381,743	$21.19
Options expired	(11,453)	20.11
Options forfeited	(9,789)	17.42
Balance at September 30, 2012	360,501	$21.32

The table below provides information regarding stock options outstanding under the 2005 Plan at September 30, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	360,501	3.84	Years	$21.32	359,799	$21.35

Return to Cross Reference Table

As of the end of the third quarter of 2012, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan.

At September 30, 2012, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on September 30, 2012 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on September 30, 2012.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The balance of loans serviced for others related to servicing rights that have been capitalized and the unpaid principal balance of loans serviced for others at September 30, 2012 and December 31, 2011 were as follows:

In thousands of dollars	9/30/12	12/31/11	Change	Percent
Loans serviced with service rights	$810,361	$732,590	$77,771	10.6%
Total loans serviced	$816,285	$735,108	$81,177	11.0%

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and nine month periods ended September 30, 2012 and 2011, are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2012	2011	2012	2011
Balance at beginning of period	$5,855	$5,178	$5,405	$4,763
Amount capitalized	780	342	2,029	1,125
Amount amortized	(509)	(286)	(1,308)	(654)
Balance at September 30	$6,126	$5,234	$6,126	$5,234

The fair value of servicing rights was as follows:

In thousands of dollars	9/30/12	9/30/11
Fair value, January 1	$7,331	$5,806
Fair value, end of period	$7,848	$7,169

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

Return to Cross Reference Table

A reconciliation of basic and diluted earnings per share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-share data	2012	2011	2012	2011
Net income	$1,390	$(2,100)	$3,017	$(1,380)
Less:
Accretion of discount on preferred stock	(27)	(26)	(83)	(80)
Dividends on preferred stock	(258)	(258)	(773)	(772)
Income available to common shareholders	$1,105	$(2,384)	$2,161	$(2,232)

Weighted avg. common shares outstanding	12,683.4	12,670.7	12,677.7	12,668.2
Weighted avg. contingently issuable shares	114.5	84.3	113.5	77.6
Total weighted avg. shares outstanding	12,797.9	12,755.0	12,791.2	12,745.8
Basic and diluted income per share	$0.09	$(0.19)	$0.17	$(0.18)

A total of 527,751 and 384,295 shares, respectively, for the three and nine month periods ended September 30, 2012 and 2011, subject to stock options, restricted stock, RSU and SOSAR grants, and 311,492 shares subject to warrants as of September 30, 2011 are not considered in computing diluted earnings per share because they were not dilutive. The company had no warrants outstanding at September 30, 2012.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related taxes for the three and nine month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2012	2011	2012	2011
Net unrealized gain on securities available for sale	$872	$56	$1,072	$1,801
Tax expense	(296)	(20)	(364)	(613)
Other comprehensive income	$576	$36	$708	$1,188

The components of accumulated other comprehensive income included in shareholders' equity at September 30, 2012 and December 31, 2011 were as follows:

In thousands of dollars	9/30/12	12/31/11
Net unrealized gains on securities available for sale	$3,573	$2,501
Tax expense	(1,214)	(850)
Accumulated other comprehensive income	$2,359	$1,651

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at September 30, 2012 and December 31, 2011, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
September 30, 2012	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$25,339	$-	$25,339	$-
Mortgage-backed agency securities	153,180	-	153,180	-
Obligations of states and political subdivisions	19,397	-	19,397	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	27	27	-	-
Total available for sale securities	$198,069	$27	$198,042	$-

Return to Cross Reference Table

		Fair Value Measurements Using
December 31, 2011	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$49,366	$-	$49,366	$-
Mortgage-backed agency securities	102,697	-	102,697	-
Obligations of states and political subdivisions	20,977	-	20,977	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$173,197	$31	$173,166	$-

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

Transfers between Levels
There were no transfers between Levels 1, 2 and 3 in the quarter ended September 30, 2012 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
September 30, 2012	$25,916	$-	$-	$25,916
December 31, 2011	39,438	-	-	39,438

Return to Cross Reference Table

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

As of September 30, 2012, in thousands of dollars	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans (Collateral Dependent):	$25,916	Market comparable properties	Marketability discount	6.5%–39.5% (13.2%)

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

Return to Cross Reference Table

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at September 30, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements Using
September 30, 2012	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$68,276	$68,276	$-	$-
Securities available for sale	198,069	27	198,042	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	11,766	-	11,766	-
Net portfolio loans	569,348	-	-	578,532
Accrued interest receivable	2,891	-	2,891	-

Financial Liabilities
Total deposits	$(776,025)	$-	$(778,905)	$-
FHLB advances	(21,759)	-	(22,870)	-
Accrued interest payable	(403)	-	(403)	-

December 31, 2011	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$107,592	$107,592
Securities available for sale	173,197	173,197
FHLB Stock	2,571	2,571
Loans held for sale	8,290	8,290
Net portfolio loans	543,069	551,616
Accrued interest receivable	2,772	2,772

Financial Liabilities
Total deposits	$(764,856)	$(768,783)
FHLB advances	(24,035)	(25,475)
Accrued interest payable	(491)	(491)

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

Return to Cross Reference Table
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

Note 11 – Legal Proceedings

A class action lawsuit was filed against the Bank in early 2011 that alleges the Bank violated the Electronic Funds Transfer Act ("EFTA"), 15 U.S.C. §1693 et seq., by allegedly failing to provide adequate notice of automated teller machines ("ATMs") fees at the Bank's ATMs. The plaintiff is seeking class certification of the lawsuit, statutory damages, payment of costs of the lawsuit and payment of reasonable attorneys' fees. In the third quarter of 2012, the class was certified by the court. The Company is unable to determine potential liability in this case. Although the Bank intends to continue to vigorously defend the lawsuit, the likelihood of an unfavorable outcome is neither probable nor remote, and as such, no conclusion can be made at this time. The Bank believes this lawsuit is a routine legal proceeding occurring in the ordinary course of its business

Return to Cross Reference Table

as an operator of ATMs. The Company believes that this lawsuit is without merit, but that disclosure of the potential liability is prudent.

Other than the above-referenced matter, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for  United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and nine month periods ended September 30, 2012 and 2011. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At September 30, 2012, we had total assets of $898.6 million, deposits of $776.0 million, and total shareholders' equity of $96.8 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the nine months ended September 30, 2012, our noninterest income equaled 40.6% of our combined net interest income and noninterest income. For each of the last five years ended December 31, 2011, noninterest income approximated 33.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.74% for the three months and 1.61% for the nine months ended September 30, 2012. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

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

Return to Cross Reference Table

Due to our local decision making and fully-functional back office, we believe we have consistently been the most active originator of residential mortgage loans in our market area. Our mortgage group generated 36.5% of our noninterest income for the nine months ended September 30, 2012.

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management group generated 24.7% of our noninterest income for the nine months ended September 30, 2012.

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

The Company is not required to seek prior approval of future payments of dividends on the Preferred Shares if certain conditions are met, including: (i) maintenance of a cash balance at the holding company of at least $3.3 million; (ii) payment of dividends will not significantly impact

Return to Cross Reference Table

the Bank's capital levels; and (iii) neither the Company nor the Bank experiences any significant change to its financial condition or regulatory classification or standing. If these conditions are satisfied, then we may pay dividends on the Preferred Shares without prior regulatory approval. Our cash balance at the holding company was $3.6 million at September 30, 2012.

Capital Management

In December, 2010, the Company closed its public offering of 7,583,800 shares of common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $17.1 million. The Company has contributed $12.0 million of the net proceeds of the offering to the capital of the Bank to increase the Bank's capital and regulatory capital ratios. As a result of the additional capital, the Bank was in compliance with the capital requirements of its MOU with the FDIC and OFIR at December 31, 2010 and 2011, and September 30, 2012. At September 30, 2012 the Bank's Tier 1 capital ratio was 9.63%, and its ratio of total capital to risk-weighted assets was 15.61%. At September 30, 2012, the Bank was categorized as well-capitalized under applicable regulatory guidelines.

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

Executive Summary

The Company's consolidated net income was $1.4 million in the third quarter of 2012 and $3.0 million for the nine months ended September 30, 2012, compared to losses of $2.1 million and $1.4 million, respectively, for the same periods of 2011. Net income per common share for the three and nine months ended September 30, 2012 was $0.09 and $0.17, respectively, up from losses of $0.19 and $0.18, respectively, for comparable periods of 2011. Return on average assets ("ROA") was 0.62% and 0.45%, respectively, for the third quarter and first nine months of 2012, compared to -0.95% and -0.21%, respectively, for the comparable periods of 2011. Return on average shareholders' equity ("ROE") was 5.79% and 4.26%, respectively, for the third quarter

Return to Cross Reference Table

and first nine months of 2012, compared to -8.85% and -1.97%, respectively, for the same periods of 2011.

The Company's combined net interest income and noninterest income was up 13.0% in the third quarter and 9.8% in the first nine months of 2012 compared to the same periods of 2011. While some categories of noninterest income decreased in the third quarter and first nine months of 2012 compared to the same periods of 2011, large increases in income from loan sales and servicing offset the decreases. Total noninterest income for the quarter and nine month periods ended September 30, 2012 was up 30.7% and 24.0%, respectively, compared to the same periods of 2011.

United's noninterest expenses for the three and nine month periods ended September 30, 2012 also increased from the comparable periods of 2011, with the largest dollar increases in compensation expense. Several categories of noninterest expense declined in the third quarter of 2012 compared to the same period of 2011. Among those were external data processing, attorney, accounting and other professional fees, and expenses related to other real estate owned ("ORE") and other foreclosed properties. Total noninterest expenses were up 2.4% and 7.0%, respectively, in the third quarter and first nine months of 2012, compared to the same periods of 2011.

The Company's provision for loan losses for the third quarter and first nine months of 2012 was $2.0 million and $6.7 million, respectively, down from $6.0 million and $11.9 million, respectively, for the same periods of 2011. The reduced level of provision for losses is a direct result of United's improvement in its credit quality measures.

Total consolidated assets of the Company were $898.6 million at September 30, 2012, compared to $885.0 million at December 31, 2011 and $894.4 million at September 30, 2011. Total portfolio loans of $591.8 million increased by $28.1 million in the first nine months of 2012, and by $14.2 million since September 30, 2011. The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio.

The Company's total portfolio loans have increased by $14.2 million, or 2.5%, since September 30, 2011, and the balance of loans serviced for others has increased by $99.7 million, or 13.9%, during the same time period. While the Company continues to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty, those balances have declined in recent quarters. United's balances in federal funds sold and other short-term investments were $52.0 million at September 30, 2012, compared to $91.8 million at December 31, 2011 and $99.4 million at September 30, 2011. Securities available for sale of $198.1 million at September 30, 2012 were up $24.8 million from December 31, 2011 levels and have increased by $33.1 million since September 30, 2011.

Total deposits of $776.0 million at September 30, 2012 were up $11.2 million from $764.9 million at December 31, 2011, with all of the growth in non-interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.59% and

Return to Cross Reference Table

0.64% for the third quarter and first nine months of 2012, respectively, down from 0.81% and 0.86%, respectively, for the same periods of 2011.

The Company's ratio of allowance for loan losses to total loans was 3.80% and the ratio of allowance for loan losses to nonperforming loans was 108.0% at September 30, 2012, compared to 3.66% and 80.0%, respectively, at December 31, 2011 and 4.22% and 81.8%, respectively, at September 30, 2011. The Company's allowance for loan losses increased by $1.8 million from December 31, 2011 to September 30, 2012, as provision for loan losses expense has exceeded net charge-offs in each of the quarters of 2012. Net charge-offs have averaged approximately $1.6 million per quarter for 2012, representing the lowest level since the second quarter of 2008.

Within the Company's loan portfolio, $20.8 million of loans were considered nonperforming at September 30, 2012, compared to $25.8 million at December 31, 2011 and $29.8 million at September 30, 2011. Total nonperforming loans as a percent of total portfolio loans decreased from 4.57% at the end of 2011 and 5.16% at September 30, 2011 to 3.51% at September 30, 2012. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at September 30, 2012, December 31, 2011 and September 30, 2011 were $16.3 million, $21.8 million and $21.4 million, respectively.

Financial Condition

Securities

Balances in the securities portfolio have increased in recent periods, generally reflecting deposit growth in excess of loan growth. The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$25,339	12.8%	$49,366	28.5%
Mortgage-backed agency securities	153,180	77.3%	102,697	59.3%
Obligations of states and political subdivisions	19,397	9.8%	20,977	12.1%
Corporate, asset backed, and other debt securities	126	0.1%	126	0.1%
Equity securities	27	0.0%	31	0.0%
Total Investment Securities	$198,069	100.0%	$173,197	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.8% in Monroe County, Michigan, and 2.2% in Washtenaw County, Michigan. The Bank's investment in local municipal issues also reflects our commitment to the development of the local area through support of its local political subdivisions.

Return to Cross Reference Table

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of interest rate changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains in each category of the portfolio at September 30, 2012 and December 31, 2011.

Unrealized gains in thousands of dollars	9/30/12	12/31/11	Change
U.S. Treasury and agency securities	$177	$367	$(190)
Mortgage-backed agency securities	2,592	842	1,750
Obligations of states and political subdivisions	803	1,287	(484)
Equity securities	1	5	(4)
Total Investment Securities	$3,573	$2,501	$1,072

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The FHLBI reported a profit of $33.2 million for the second quarter of 2012, and continues to pay dividends on its stock.2 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of September 30, 2012.

Loans

The following table shows the dollar and percent change in each category of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal	$2,625	2.4%	$7,776	7.5%	$4,974	4.7%
Business, including commercial mortgages	(643)	-0.2%	8,601	2.6%	(2,084)	-0.6%
Tax exempt	(21)	-1.2%	(308)	-15.1%	(343)	-16.5%
Residential mortgage	3,367	4.0%	3,739	4.5%	5,077	6.2%
Construction and development	9,480	24.5%	8,415	21.2%	6,658	16.1%
Deferred loan fees and costs	(279)	-57.2%	(117)	-35.9%	(74)	-26.1%
Total portfolio loans	$14,529	2.5%	$28,106	5.0%	$14,208	2.5%

Total portfolio loan balances increased by $28.1 million, or 5.0%, from December 31, 2011 and $14.2 million, or 2.5%, from September 30, 2011. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances increased by $2.6 million, or 2.4% in the third quarter of 2012, and grew by 4.7% in the twelve months ended September 30, 2012. Business loan balances decreased by $0.6 million, or 0.2%, in the third quarter of 2012, and $2.1 million, or 0.6%, over the twelve months ended September 30, 2012,

2 Federal Home Loan Bank of Indianapolis, Form 10-Q Quarterly Report for the period ended June 30, 2012.

Return to Cross Reference Table

but have increased by $8.6 million since December 31, 2011. Growth of business loans in the first nine months of 2012 reflects a modest improvement in loan demand, net of write-downs, charge-offs and payoffs.

The Bank's loan portfolio includes $3.8 million of purchased participations in business loans originated by other institutions. These participations represent 0.6% of total loans. Of those participation loans, 91.6% of the outstanding balances are the result of participations purchased from other Michigan community banks.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. Portfolio balances of residential mortgages increased by 3.9% in the third quarter of 2012 and 6.2% in the twelve months ended September 30, 2012.

Outstanding balances of loans for construction and development have increased by $9.5 million in the third quarter of 2012 and $6.7 million since September 30, 2011. The increase in the third quarter of 2012 consisted of approximately $4.8 million of commercial construction (primarily owner-occupied) loans, and a similar amount of consumer residential construction loans. Over the twelve months ended September 30, 2012, nearly 75% of the increase in construction and development loans was in consumer residential construction loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

The Bank's credit quality measures have continued to show improvement in recent quarters, and substantial improvement in credit quality measures occurred in the third quarter of 2012.

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

Return to Cross Reference Table

The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11
Nonaccrual loans	$20,386	$25,634	$25,958	$25,754	$29,392
Accruing loans past due 90 days or more	406	242	13	31	386
Total nonperforming loans	20,792	25,876	25,971	25,785	29,778
Nonperforming loans % of total portfolio loans	3.51%	4.48%	4.51%	4.57%	5.16%
Allowance coverage of nonperforming loans	108.0%	85.4%	81.0%	80.0%	81.8%

Other assets owned	2,179	3,392	3,484	3,669	4,301
Total nonperforming assets	$22,971	$29,268	$29,455	$29,454	$34,079
Nonperforming assets % of total assets	2.56%	3.31%	3.22%	3.33%	3.81%

Loans delinquent 30-89 days	$2,807	$2,070	$3,729	$6,468	$3,613

Accruing restructured loans
Business, including commercial mortgages	$7,819	$8,641	$9,137	$10,404	$10,301
Construction and development	5,017	6,840	7,825	8,186	8,231
Residential mortgage	3,276	3,284	3,293	3,078	2,569
Home Equity	171	171	171	171	300
Total accruing restructured loans	$16,283	$18,936	$20,426	$21,839	$21,401

Total nonaccrual loans have decreased by $5.2 million since June 30, 2012, while accruing loans past due 90 days or more have increased by $164,000 for the same period. A significant portion of the decline in nonperforming assets in the third quarter of 2012 was the result of payoffs of three loans totaling $4.5 million that were carried on nonaccrual status.

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

Total nonperforming loans have declined by $5.0 million since December 31, 2011, and have declined by $9.0 million since September 30, 2011. Total nonperforming loans as a percent of total portfolio loans were 3.51% at September 30, 2012, down from 4.57% and 5.16% at December 31 and September 30, 2011, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 81.8% and 80.0%, respectively, at September 30 and December 31, 2011 to 108.0% at September 30, 2012. This represents the first time that the Company's ratio of allowance for loan losses to nonperforming loans has exceeded 100% since the second quarter of 2007. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Return to Cross Reference Table

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $1.5 million since the end of 2011 and $2.1 million since September 30, 2011, as the Bank continued to sell other assets owned, while additional other assets owned have been added to its totals. At September 30, 2012, other real estate owned included twenty-one properties that were acquired through foreclosure or in lieu of foreclosure. The properties included fifteen commercial properties, eight of which were the result of out-of-state loan participations, and six residential properties. All properties are for sale. Other repossessed assets at September 30, 2012 consisted of one automobile.

The following table reflects the changes in other assets owned during 2012.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,657	$12	$3,669
Additions	2,535	40	2,575
Sold	(3,571)	(49)	(3,620)
Write-downs of book value	(445)	-	(445)
Balance at September 30	$2,176	$3	$2,179

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

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $15.0 million at September 30, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $16.3 million at September 30, 2012 and $21.8 million at December 31, 2011.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter.  Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for

Return to Cross Reference Table

a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets these criteria. As of September 30, 2012, there were six commercial loans totaling $3.0 million that were proceeding through this six-month performance period and whose rate is not below current market rates.

Accruing restructured loans at September 30, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

Within this category are CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance.

The table below provides a breakdown of accruing restructured loans by type at September 30, 2012. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the third quarter of 2012.

	September 30, 2012		Third Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	7	$5,017
Other Commercial Loans	18	7,819
Total Commercial Loans	25	12,836	5.17%	5.31%

Residential Mortgage & Home Equity Loans	17	3,447	3.80%	5.34%
Total accruing restructured loans	42	$16,283

The Company has no personal loans other than the loans described above that are classified as troubled debt restructurings.

The Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at September 30, 2012. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of September 30, 2012 and December 31, 2011.

Return to Cross Reference Table

In thousands of dollars	9/30/12	12/31/11	Change
Balance of TDR Loans	$16,283	$21,839	$(5,556)
Specific reserve on above loans	4,131	4,764	(633)
Percent	25.4%	21.8%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $38.2 million of impaired loans have been identified as of September 30, 2012, down from $52.0 million at December 31, 2011. The specific allowance for impaired loans was $8.3 million at September 30, 2012, down from $9.0 million at December 31, 2011. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank's current analysis of losses inherent in its loan portfolios.

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

Allowance for Loan Losses. The Company's allowance for loan losses increased by $363,000 during the third quarter of 2012 and $1.8 million since December 31, 2011. The allowance for loan losses as a percent of total loans of 3.80% at September 30, 2012 was up from 3.66% at

Return to Cross Reference Table

December 31, 2011. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of September 30, 2012 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

Dollars in thousands	Unpaid Principal Balance	ALLL	Cumulative Charge- offs	Combined Losses	% of Unpaid Principal Balance
Accruing TDRs	$16,283	$4,131		$4,131	25.4%

Other Impaired Loans	21,887	4,136		4,136
Cumulative Charge-offs	8,948	-	8,948	8,948
Total	30,835	4,136	8,948	13,084	42.4%

Non-impaired loans	$553,638	$14,193		$14,193	2.6%

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At September 30, 2012, core deposits accounted for 99.1% of total deposits, up from 98.7% at September 30, 2011. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank's market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$(1,974)	-1.2%	$19,987	14.3%	$24,660	18.3%
Interest bearing deposits	16,611	2.8%	(8,818)	-1.4%	(24,164)	-3.8%
Total deposits	$14,637	1.9%	$11,169	1.5%	$496	0.1%

Deposit balances grew by $14.6 million, or 1.9%, in the third quarter of 2012, and have increased by $496,000, or 0.1%, in the twelve months ended September 30, 2012. In the most recent quarter, demand deposit balances decreased by $2.0 million, while interest bearing deposits increased by $16.6 million. The increase in interest bearing deposits during the three months ended September 30, 2012 included a seasonal increase in public fund balances.

Return to Cross Reference Table
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

Noninterest bearing deposits made up 20.5% of total deposits at September 30, 2012, compared to 18.2% at December 31, 2011 and 17.4% at September 30, 2011. The following table shows the makeup of the Company's deposits at September 30, 2012, December 31, 2011 and September 30, 2011.

Percentage Makeup of Deposit Portfolio	9/30/12	12/31/11	9/30/11
Noninterest bearing	20.5%	18.2%	17.4%
Interest bearing deposits	79.5%	81.8%	82.6%
Total deposits	100.0%	100.0%	100.0%

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

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $1.4 million in the third quarter and $3.0 million for the first nine months of 2012. This compares to consolidated net losses of $2.1 million and $1.4 million for the same periods of 2011. The improvement in income in the third quarter and first nine months of 2012 resulted primarily from increased levels of noninterest income and reduced amounts in the Company's provision for loan losses, and in spite of increased compensation expense and continued elevated levels of attorney and professional fees and expenses relating to ORE and foreclosed property.

United's net interest margin was relatively stable, at 3.63% for both the three and nine month periods ended September 30, 2012. This compares to 3.58% and 3.63%, respectively, for the same periods of 2011. For the third quarter of 2012, net interest income of $7.6 million was up

Return to Cross Reference Table

2.8% compared to the same period of 2011, and net interest income of $22.8 million for the first nine months of 2012 was 1.9% above the same period of 2011. Noninterest income of $5.6 million for the most recent quarter improved by 30.7% compared to the third quarter of 2011, while noninterest income for the nine months ended September 30, 2012 was 24.0% higher than the same period of 2011. Noninterest income represented 42.1% and 40.6%, respectively, of the Company's combined net interest income and noninterest income for the three and nine months ended September 30, 2012, compared to 36.4% and 36.0%, respectively, for the same periods of 2011.

Total noninterest expense for the third quarter of 2012 was up 2.4% from the third quarter of 2011, and increased by 7.0% for the first nine months of 2012 compared to the same period of 2011. In the third quarter of 2012, the largest dollars of increase in noninterest expense were in compensation expense. For the first nine months of 2012, the largest dollars of increase were in compensation expense and expenses related to ORE and other foreclosed properties, which included write-downs of the value and losses on the sale of property held as ORE, costs to maintain and carry those properties, and losses and fees related to foreclosed mortgage loans previously sold on the secondary market.

Expenses related to salaries and employee benefits increased by 14.8% and 11.2%, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its anticipated future expansion, including expansion into Livingston and Monroe Counties, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under its bonus plans in 2011 or the first nine months of 2012.

The Company's provision for loan losses of $2.0 million in the third quarter of 2012 was down from $6.0 million for the third quarter of 2011. For the first nine months of 2012, the Company's provision for loan losses of $6.7 million was down from $11.9 million for the same period of 2011. ROA was 0.62% for the third quarter and 0.45% for the first nine months of 2012, compared to -0.95% and -0.21% for the comparable periods of 2011. ROE was 5.79% for the third quarter and 4.26% for the first nine months of 2012, compared to -8.85% and -1.97%, respectively, for the same periods of 2011.

Return to Cross Reference Table

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2012			2011
in thousands of dollars, where appropriate	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Net interest income	$7,646	$7,566	$7,569	$7,687	$7,437
Provision for loan losses	2,000	2,550	2,100	250	6,000
Noninterest income	5,564	5,278	4,758	4,635	4,256
Noninterest expense	9,300	9,148	9,169	8,815	9,084
Federal income tax provision	520	361	216	960	(1,291)
Net income (loss)	1,390	785	842	2,297	(2,100)
Earnings (loss) per common share	$0.09	$0.04	$0.04	$0.16	$(0.19)
Return on average assets (a)	0.62%	0.36%	0.38%	1.03%	-0.95%
Return on average shareholders' equity (a)	5.79%	3.35%	3.61%	9.89%	-8.85%
Net interest margin	3.63%	3.62%	3.62%	3.67%	3.58%
Efficiency ratio (tax equivalent basis)	69.9%	70.7%	73.8%	70.9%	77.0%

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

The Company's strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA improved to 1.74% and 1.61%, respectively, for the third quarter and first nine months of 2012, compared to 1.19% and 1.40%, respectively, for the same periods in 2011.

Increases in noninterest income generated most of the improvements in PTPP ROA for the third quarter and first nine months of 2012.

Return to Cross Reference Table

The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Interest income	$8,731	$8,906	-2.0%	$26,322	$27,086	-2.8%
Interest expense	1,085	1,469	-26.1%	3,541	4,722	-25.0%
Net interest income	7,646	7,437	2.8%	22,781	22,364	1.9%
Noninterest income	5,564	4,256	30.7%	15,600	12,576	24.0%
Noninterest expense	9,300	9,084	2.4%	27,617	25,803	7.0%
Pre-tax, pre-provision income	$3,910	$2,609	49.9%	10,764	9,137	17.8%
Average assets	$892,235	$876,095	1.8%	$890,539	$873,808	1.9%
Pre-tax, pre-provision ROA	1.74%	1.19%	0.55%	1.61%	1.40%	0.21%
Reconcilement to GAAP income:
Provision for loan losses	2,000	6,000		6,650	11,900
Income tax (benefit)	520	(1,291)		1,097	(1,383)
Net income	$1,390	$(2,100)		$3,017	$(1,380)

Net Interest Income

Despite continued downward pressure on both short and long-term interest rates, United has maintained a stable net interest margin over the past several quarters, primarily as a result of three factors  – portfolio loan growth, deployment of excess liquidity, and funding of growth with core deposits.

The Company's mix of assets has evolved over recent quarters, resulting in a slowing of the decline in its yields on earning assets. Portfolio loan growth of $14.5 million in the third quarter and $28.1 million in first nine months of 2012 has contributed to this shift in mix. The Company converted its loan production office in Brighton, Michigan to a full-service banking office in the second quarter of 2012, and opened a new loan production office within the City of Monroe, Michigan in July 2012. Both offices have contributed to increased lending activity. In addition, loan volumes within the Bank's existing markets have improved modestly.

The Company has held historically high levels of liquidity since 2009, during this extended period of economic uncertainty. While the additional liquidity contributed to the Company's margin compression during that time period, a shift of a portion of its liquidity from federal funds and equivalents to investment securities in 2012 has slowed United's decline in yields on earning assets.  At the same time, the Bank has reduced its average balances of FHLB advances and higher-cost deposits during the third quarter and first nine months of 2012, and continues to fund its growth primarily with core deposits.

United's net interest margin was 3.63% for both the three and nine month periods ended September 30, 2012, compared to 3.58% and 3.63% respectively, for the same periods of 2011. Net interest spread on a tax equivalent basis improved from 3.37% for the third quarter of 2011 to 3.45% for the third quarter of 2012, and net interest spread for the first nine months of 2012 improved to 3.44%, up from 3.40% for the same period of 2011.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three and nine month periods ended September 30, 2012 and 2011.

Return to Cross Reference Table

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012			2011			2012			2011
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$55,558	$36	0.26%	$97,514	$63	0.26%	$69,385	$133	0.25%	$107,004	$204	0.25%
Taxable investments	179,999	618	1.34%	135,346	739	2.14%	169,445	1,988	1.57%	123,167	2,043	2.22%
Tax exempt securities (b)	16,450	241	5.73%	20,627	279	5.28%	19,878	760	5.86%	22,659	877	5.16%
Taxable loans	593,992	7,898	5.29%	580,949	7,888	5.39%	588,064	23,633	5.37%	581,411	24,165	5.56%
Tax exempt loans (b)	1,744	28	6.34%	2,093	43	8.09%	1,800	93	6.91%	2,122	131	8.25%
Total int. earning assets (b)	847,743	8,821	4.14%	836,529	9,012	4.28%	848,572	26,607	4.18%	836,363	27,420	4.38%
Less allowance for loan losses	(22,921)			(25,752)			(22,126)			(25,568)
Other assets	67,413			65,318			64,093			63,013
Total Assets	$892,235			$876,095			$890,539			$873,808

Liabilities and Shareholders' Equity
NOW and savings deposits	$363,878	131	0.14%	$349,956	212	0.24%	$363,522	436	0.16%	$348,110	690	0.27%
Other interest bearing deposits	240,684	764	1.26%	263,655	1,038	1.56%	250,225	2,500	1.34%	265,324	3,279	1.65%
Total int. bearing deposits	604,562	895	0.59%	613,611	1,250	0.81%	613,747	2,936	0.64%	613,434	3,969	0.86%
Short term borrowings	-	-	0.00%	1	-	0.00%	-	-	0.00%	252	11	5.99%
Other borrowings	22,446	190	3.37%	24,924	219	3.49%	23,429	605	3.39%	27,926	742	3.50%
Total int. bearing liabilities	627,008	1,085	0.69%	638,536	1,469	0.91%	637,176	3,541	0.74%	641,612	4,722	0.98%
Noninterest bearing deposits	162,066	-		138,744	-		155,161	-		135,648	-
Total including noninterest bearing deposits	789,074	1,085	0.55%	777,280	1,469	0.75%	792,337	3,541	0.60%	777,260	4,722	0.82%
Other liabilities	7,678			4,656			3,656			3,071
Shareholders' equity	95,483			94,159			94,546			93,477
Total Liabilities and Shareholders' Equity	$892,235			$876,095			$890,539			$873,808
Net interest income (b)		7,736			7,543			23,066			22,698
Net spread (b)			3.45%			3.37%			3.44%			3.40%
Net yield on interest earning assets (b)			3.63%			3.58%			3.63%			3.63%
Tax equivalent adjustment on interest income		(90)			(106)			(285)			(334)
Net interest income per income statement		$7,646			$7,437			$22,781			$22,364
Ratio of interest earning assets to interest bearing liabilities			1.35			1.31			1.33			1.30

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Return to Cross Reference Table
Provision for Loan Losses

The Company's provision for loan losses for the third quarter and first nine months of 2012 was $2.0 million and $6.7 million, respectively, down from $6.0 million and $11.9 million for the same periods of 2011. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio. The Company's provision for loan losses exceeded net charge-offs of $1.6 million and $4.8 million, respectively, for the quarter and nine months ended September 30, 2012.

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

Noninterest Income

Total noninterest income improved by 30.7% and 24.0%, respectively, for the third quarter and first nine months of 2012 compared to the same periods of 2011. The following table summarizes changes in noninterest income by category for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Service charges on deposit accounts	$496	$486	2.1%	$1,378	$1,500	-8.1%
Wealth Management fee income	1,319	1,226	7.6%	3,855	3,780	2.0%
Income from loan sales and servicing	2,803	1,610	74.1%	7,299	4,540	60.8%
ATM, debit and credit card fee income	517	550	-6.0%	1,583	1,619	-2.2%
Other income	429	384	11.7%	1,485	1,137	30.6%
Total noninterest income	$5,564	$4,256	30.7%	$15,600	$12,576	24.0%

Service charges on deposit accounts were up 2.1% in the third quarter of 2012 compared to the same period a year earlier, and have declined by 8.1%  in the first nine months of 2012 compared to the same period of 2011. Substantially all of the change in both periods of 2012 was due to the Company's levels of non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 7.6% in the third quarter of 2012 compared to the same period of 2011, and was up 2.0% in the first nine months of 2012 compared to the same period of 2011.

Return to Cross Reference Table

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2012, and has increased by 74.1% and 60.8%, respectively, in the third quarter and first nine months of 2012 when compared to the same periods of 2011 as a result of continued high levels of residential mortgage loans originated and sold on the secondary market.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2012	2011	2012	2011
Residential mortgage sales and servicing	$2,054	$1,569	$5,692	$3,685
USFC commercial loan sales and servicing	749	41	1,607	855
Total income from loan sales and servicing	$2,803	$1,610	$7,299	$4,540

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas has declined in the three and nine month periods ended September 30, 2012 compared to the same periods of 2011, primarily as a result of reduced levels of net ATM interchange income.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also includes gains on the sale of ORE property of $127,000 in the third quarter and $518,000 in the first nine months of 2012, compared to $125,000 and $201,000, respectively, in the comparable periods of 2011. Total other income was up 11.7% and 30.6%, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011.

Return to Cross Reference Table

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2012			2011
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Service charges on deposit accounts	$496	$449	$433	$471	$486
Wealth Management fee income	1,319	1,311	1,225	1,299	1,226
Income from loan sales and servicing	2,803	2,592	1,904	1,894	1,610
ATM, debit and credit card fee income	517	559	507	557	550
Other income	429	367	689	414	384
Total noninterest income	$5,564	$5,278	$4,758	$4,635	$4,256

Noninterest Expense

Salaries and employee benefits typically make up roughly 55% to 60% of the Company's total noninterest expense. Occupancy and equipment expense is the second-largest noninterest expense category, and expenses in this area have remained relatively consistent over the most recent five quarters. Attorney, accounting and other professional fees were down from the second quarter of 2012, and were in line with expenses in the prior three quarters. The increase in expenses in the second quarter of 2012 resulted primarily from legal and accounting fees related to the sale by U.S. Treasury of the  Preferred Shares during the quarter. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above. Expenses relating to ORE property and other foreclosed assets continue to be a significant expense.

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2012			2011
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Salaries and employee benefits	$5,464	$5,221	$5,001	$4,870	$4,759
Occupancy and equipment expense, net	1,350	1,320	1,318	1,196	1,276
External data processing	250	267	247	301	392
Advertising and marketing	190	184	193	143	164
Attorney, accounting and other professional fees	416	770	468	336	476
Director fees	98	97	98	65	102
Expenses relating to ORE property and other foreclosed assets	417	183	933	693	815
FDIC insurance premiums	292	296	295	294	288
Other expenses	823	810	616	917	812
Total noninterest expense	$9,300	$9,148	$9,169	$8,815	$9,084

Return to Cross Reference Table

The following table summarizes changes in the Company's noninterest expense by category for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2012	2011	Change	2012	2011	Change
Salaries and employee benefits	$5,464	$4,759	14.8%	$15,686	$14,101	11.2%
Occupancy and equipment expense, net	1,350	1,276	5.8%	3,988	3,819	4.4%
External data processing	250	392	-36.2%	764	1,041	-26.6%
Advertising and marketing	190	164	15.9%	567	482	17.6%
Attorney, accounting and other professional fees	416	476	-12.6%	1,654	1,342	23.2%
Director fees	98	102	-3.9%	293	305	-3.9%
Expenses relating to ORE property and other foreclosed assets	417	815	-48.8%	1,533	1,326	15.6%
FDIC insurance premiums	292	288	1.4%	883	1,021	-13.5%
Other expenses	823	812	1.4%	2,249	2,366	-4.9%
Total noninterest expense	$9,300	$9,084	2.4%	$27,617	$25,803	7.0%

Total noninterest expenses were up 2.4% and 7.0%, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. A number of categories of noninterest expense declined during the third quarter and first nine months of 2012 compared to the same periods of 2011. External data processing expenses were down 36.2% and 26.6%, respectively, in the third quarter and first nine months of 2012 compared to the same periods of 2011. The reduction was due, in part, to lower costs of data processing within the Wealth Management Group, resulting from a conversion to a new processor in the second half of 2011. FDIC insurance premiums declined by 13.5% during the first nine months of 2012 compared to the same period of 2011 as a result of lower base charges. Other expenses were up 1.4% and down 4.9%, respectively, during the third quarter and first nine months of 2012 compared to the same periods of 2011.

Salaries and employee benefits for the third quarter and first nine months of 2012 increased by 14.8% and 11.2%, respectively, over the same periods one year earlier. The increases reflect, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston and Monroe Counties, and salary increases were reinstated effective April 1, 2011. However, the Company did not pay or accrue any cash bonus or other payout to executive officers or non-commissioned employees under our bonus plans in 2011 or the first nine months of 2012.

Attorney, accounting and other professional fees were down 12.6% in the third quarter of 2012 compared to the same quarter of 2011, and increased by 23.2% in the first nine months of 2012 compared to same period of 2011. Costs in the second quarter of 2012 included $299,000 of legal and accounting costs related to the sale of the  Preferred Shares by the U.S. Treasury. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above.

Return to Cross Reference Table

The Company reduced its advertising and marketing expenditures by approximately 50% in 2009 compared to 2008, and has remained at reduced levels since that time. Advertising and marketing expenses increased by 15.9% in the third quarter and 17.6% in the first nine months of 2012 compared to the same periods of 2011.The increase partially reflects the Company's launch of a new branding initiative in the third quarter of 2012. This branding initiative represents a renewed emphasis on marketing, and the Company expects a trend toward more historic spending levels for marketing and advertising expense.

Expenses related to ORE and other foreclosed properties decreased by nearly $400,000 in the third quarter of 2012 compared to the third quarter of 2011, but have increased by $207,000 in the first nine months of 2012 compared to the same period of 2011. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In addition, during the first six months of 2012, the Company recorded $770,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted, and no such expense was recorded in the third quarter of 2012.

Federal Income Tax

The table below shows the Company's effective tax rates for the three and nine month periods ended September 30, 2012 and 2011.

	Current Quarter		Year to Date
	2012	2011	2012	2011
Effective tax rate	27.2%	38.1%	26.7%	50.1%

The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income, partially offset by certain nondeductible expenses in the second quarter of 2012 related to the sale of the Preferred Shares by the U.S. Treasury. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above. The Company's effective tax rates for both periods of 2011 were a calculated benefit based upon pre-tax losses, resulting in a tax benefit for the third quarter and first nine months of 2011.

The Company's net deferred tax asset was $8.8 million at September 30, 2012. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses in 2009 and 2010, the Company had a tax Net Operating Loss ("NOL") of $7.6 million as of December 31, 2011.

Positive Evidence

1.	The Company had many years of consistently profitable operations before 2009.

Return to Cross Reference Table
2.	The Company's NOL carry-forward position was $7.6 million at December 31, 2011, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
3.	The Company can carry-forward losses for up to 20 years.
4.
The Company's pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011 and $4.1 million for the first nine months of 2012.

5.
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011 and $6.7 million in the first nine months of 2012.

6.	The Company expects a return to sustained profitability as a result of strong core earnings and a continued reduction in loan losses.
7.	The Company does have available certain tax planning strategies, including:
a.	Sale and leaseback of premises
b.	Sale of mortgage servicing rights
c.	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at September 30, 2012 or December 31, 2011.

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

The Company's balances in federal funds sold and short-term interest-bearing balances with banks were $52.0 million at September 30, 2012, compared to $91.8 million at December 31, 2011 and $99.4 million at September 30, 2011. Balances of investments held for sale have increased to $198.1 million at September 30, 2012, compared to $173.2 million and $164.9 million at December 31, 2011 and September 30, 2011, respectively. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2012 or 2011.

Return to Cross Reference Table

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first nine months of 2012, the Bank procured no new advances, repaid $2.0 million of matured borrowings, and made scheduled principal payments of $276,000. In the past twelve months, maturities and principal payments on advances have reduced outstanding balances by $2.3 million.

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

UBT is party to the MOU as described under "Other Developments – Memorandum of Understanding" above. The Bank has continued to maintain its ratio of total capital to risk-weighted assets above the prescribed minimum level of 12%. The Bank was in compliance with all capital ratio requirements at December 31, 2010 and 2011, and September 30, 2012. At September 30, 2012 the Bank's Tier 1 capital ratio was 9.63%, and its ratio of total capital to risk-weighted assets was 15.61%. At September 30, 2012, the Bank was categorized as well capitalized under applicable regulatory guidelines.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory requirements at September 30, 2012 and December 31, 2011.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Required by MOU (3)
Dollars in thousands	$000%		$000%		$000%				$000%
As of September 30, 2012
Tier 1 Capital to Average Assets
Consolidated	$89,709	10.1%	$35,689	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	84,881	9.6%	35,264	4.0%	44,080		5.0%		79,344		9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	89,709	15.1%	23,740	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	84,881	14.3%	23,697	4.0%	35,546		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	97,305	16.4%	47,479	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	92,464	15.6%	47,395	8.0%	59,244		10.0%		71,092		12.0%

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Required by MOU (3)
Dollars in thousands	$000%		$000%		$000%				$000%
As of December 31, 2011
Tier 1 Capital to Average Assets
Consolidated	$86,430	9.9%	$35,031	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	80,388	9.2%	34,950	4.0%	43,688		5.0%		78,638		9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,430	15.3%	22,675	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	80,388	14.2%	22,628	4.0%	33,942		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	93,683	16.5%	45,349	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	87,627	15.5%	45,256	8.0%	56,570		10.0%		67,884		12.0%

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Note 1 – Significant Accounting Policies" to the Company's Consolidated Financial Statements beginning on Page A-36 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company's financial statements. See "Forward-Looking Statements."

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

Return to Cross Reference Table

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

October 26, 2012

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

4.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.

Return to Cross Reference Table