Form 10-K
period 2012-12-31
UNITED BANCORP INC /MI/
filed 2013-03-01
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑             Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
Yes             ☐     No             ☑

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was $41,811,000, based on a closing sale price of $3.40 as reported on the OTCQB market.

As of January 31, 2013, there were 12,705,983 outstanding shares of registrant's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may," "could," "should," "will," "is likely," or is "probable" or "projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing," "future," "evaluating," "alternatives,"  "potential," "effort," "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to evaluation of alternatives related to the Preferred Shares, plans for raising capital, asset and credit quality trends, future levels of marketing and advertising expense, deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, future capital levels, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value or at all. Our ability to successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

PART I

ITEM 1                          BUSINESS

United Bancorp, Inc. (the "Company" or "United") is a Michigan corporation headquartered in Ann Arbor, Michigan and serves as the holding company for United Bank & Trust ("UBT" or "the Bank"), a Michigan-chartered bank organized over 115 years ago. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or other activities that are closely related to the business of banking. At December 31, 2012, the Company had total assets of approximately $907.7 million, total deposits of approximately $784.6 million, and total shareholders' equity of approximately $97.4 million. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes filed as part of this report.

The Company has four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. During the year ended December 31, 2012, our net interest income accounted for approximately 58.4% of our operating revenues and our noninterest income accounted for approximately 41.6% of our operating revenues. This compares to 63.6% and 36.4%, respectively, for 2011 and 65.6% and 34.4%, respectively, for 2010.

The Company was formed in 1985 to acquire all of the capital stock of UBT. The Company provides services through the Bank's system of seventeen banking offices, one trust office, one loan production office and twenty-one automated teller machines, located in Washtenaw, Lenawee, Livingston and Monroe Counties, Michigan. United's corporate headquarters are located in Ann Arbor, which is located in Washtenaw County, Michigan. The employment base of Washtenaw County is centered around health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in large part due to the University of Michigan and the University of Michigan Medical Center.

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

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been one of the most active originators of residential mortgage loans in our market area. Our mortgage group generated 33.3% of our noninterest income for the twelve months ended December 31, 2012.

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income. The Bank offers nondeposit investment products through licensed representatives in its banking offices. Our Wealth Management group generated 24.4% of our noninterest income for the twelve months ended December 31, 2012.

Our structured finance group, United Structured Finance Company ("USFC"), offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. The loans generated by USFC are typically sold on the secondary market, to the extent allowed by the applicable SBA programs. Gains on the sale of those loans are included in income from loan sales and servicing. USFC revenue provides additional diversity to the Company's income stream, and provides additional financing alternatives to clients of the Bank as well as non-bank clients. For the twelve months ended September 30, 2012 and 2011, United Structured Finance Company was the leading SBA lender in Lenawee, Washtenaw and Livingston Counties, combined. For 2012, USFC was the second-largest SBA 7A lender in Michigan, based on loan volume.

The Company's loan portfolio is not concentrated in any one industry. The Company has no foreign loans, assets or activities. No material part of the business of the Company is dependent upon a single customer or very few customers.

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

Return to Cross Reference Table

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

Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The Federal Deposit Insurance Corporation ("FDIC") may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice. In addition, the Federal Reserve Bank of Chicago (the "Reserve Bank") has restricted the Company from declaration or payment of common stock dividends without prior written approval of the Reserve Bank. See "Board Resolution" below.

Additional information on restrictions on payment of dividends by the Company and the Bank may be found under Item 5 of this report and under Note 14 hereof, all of which information is incorporated here by reference.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. At December 31, 2012, the capital ratios of the Company and the Bank exceeded the regulatory guidelines for an institution to be categorized as "well-capitalized". Information in Note 17 of the Company's Notes to Consolidated Financial Statements provides additional information regarding the capital ratios of the Company and the Bank, and is incorporated here by reference.

Return to Cross Reference Table

The Bank

The Bank is chartered under Michigan law and is subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating. In addition, the Bank pays Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

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

Return to Cross Reference Table

Recent Developments

Exit from TARP Capital Purchase Program

The Company issued 20,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Liquidation Preference Amount $1,000 per share ("Preferred Shares") to U.S. Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws. On June 19, 2012, Treasury sold all 20,600 Preferred Shares in a modified dutch auction. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012.

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

Termination of Memorandum of Understanding

UBT previously entered into a Memorandum of Understanding with the FDIC and OFIR, which documented an understanding among the Bank, FDIC and OFIR relating to, among other things, the declaration and payment of dividends by the Bank to the Company and the maintenance of specified capital levels. On November 13, 2012, the Bank received a letter from FDIC and OFIR notifying the Bank that, as a result of an examination of the Bank as of June 30, 2012, FDIC and OFIR have terminated the Memorandum of Understanding with the Bank effective immediately.

The Board of Directors of the Bank continues to be committed to operation of the Bank in a safe and sound manner with a strong capital base. In connection with termination of the Memorandum of Understanding, the Board of Directors of the Bank has resolved that the Bank will maintain Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings.

Board Resolution

At the direction of the Reserve Bank, on April 22, 2010, the Company's Board of Directors adopted a resolution requiring the Company to obtain written approval from the Reserve Bank prior to any of the following: (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.

Return to Cross Reference Table

The Company has requested and received Reserve Bank approval to declare and pay as required, and has declared and paid, all accrued dividends on the Preferred Shares to the date of this report. On February 12, 2013, the Reserve Bank notified the Company that it is no longer required to obtain prior approval of future payments of dividends on the Preferred Shares.

Competition

The banking business in the Company's service area is highly competitive. In its markets, the Bank competes with a number of community banks and subsidiaries of large multi-state, multi-bank holding companies. In addition, the Bank faces competition from credit unions, savings associations, finance companies, loan production offices and other financial services companies. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

The Company believes that the market perceives a competitive benefit to an independent, locally controlled commercial bank. Much of the Company's competition comes from affiliates of organizations controlled from outside the area.

Employees

On December 31, 2012, the Company and its subsidiary employed 255 full-time and 30 part-time employees. This compares to 244 full-time and 38 part-time employees at December 31, 2011.

Accounting Standards

Information regarding accounting standards adopted by the Company is included in Note 1 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

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

The information required by these sections is contained on Pages A-19 and A-20, and is incorporated here by reference.

II                  INVESTMENT PORTFOLIO

(A)            Book Value of Investment Securities

The book value of investment securities as of December 31, 2012, 2011 and 2010 are as follows, in thousands of dollars:

In thousands of dollars	2012	2011	2010
U.S. Treasury and government agencies	$187,815	$152,064	$99,785
Obligations of states and political subdivisions	18,286	20,976	24,605
Corporate, asset backed and other debt securities	-	126	126
Equity securities	28	31	28
Total Investment Securities	$206,129	$173,197	$124,544

 (B)            Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's investment securities portfolio as of December 31, 2012. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

In thousands of dollars where applicable	0 - 1	1 - 5	5 - 10	Over 10
Available For Sale	Year	Years	Years	Years	Total
U.S. Treasury and government agencies (1)	$19,089	$8,227	$-	$-	$27,316
Weighted average yield	1.31%	1.25%	0.00%	0.00%	1.29%
U.S. agency mortgage-backed securities	-	160,499	-	-	$160,499
Weighted average yield	0.00%	1.85%	0.00%	0.00%	1.85%
Obligations of states and political subdivisions	$6,635	$9,871	$1,747	$33	$18,286
Weighted average yield	6.22%	5.49%	5.90%	6.65%	5.80%
Equity and other securities	$28	$-	$-	$-	$28
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total securities	$25,752	$178,597	$1,747	$33	$206,129
Weighted average yield	2.56%	2.02%	5.90%	6.65%	2.12%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities.

As of December 31, 2012, the Company's securities portfolio contains no concentrations by any single issuer of securities greater than 10% of shareholders' equity. As of December 31, 2012, the Company's securities portfolio contained no securities of issuers outside of the United States.

Return to Cross Reference Table

Additional information concerning the Company's securities portfolio is included under "Investment Securities" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

III            LOAN PORTFOLIO

(A)            Types of Loans

The tables below show loans outstanding (net of unearned interest) at December 31, and the percentage makeup of the portfolios. All loans are domestic and contain no concentrations by industry or customer.

Balances (thousands of dollars)	2012	2011	2010	2009	2008
Personal	$111,170	$103,405	$107,399	$110,702	$112,095
Business and commercial mortgage	336,772	335,133	354,340	392,495	410,911
Tax exempt	1,554	2,045	2,169	3,005	2,533
Residential mortgage	96,452	83,072	86,006	86,417	90,343
Construction & development	40,634	39,721	41,554	56,706	80,412
Deferred loan fees and costs	96	326	517	728	725
Total portfolio loans	$586,678	$563,702	$591,985	$650,053	$697,019

Percent of total portfolio loans
Personal	18.9%	18.3%	18.1%	17.0%	16.1%
Business and commercial mortgage	57.5%	59.5%	59.9%	60.4%	58.9%
Tax exempt	0.3%	0.4%	0.4%	0.5%	0.4%
Residential mortgage	16.4%	14.7%	14.5%	13.3%	13.0%
Construction & development	6.9%	7.0%	7.0%	8.7%	11.5%
Deferred loan fees and costs	0.0%	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

 (B)            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than residential mortgages and personal loans, as of December 31, 2012, according to scheduled repayments of principal.

Thousands of dollars		0 - 1 Year	1 - 5 Years	After 5 Years	Total
Business and commercial mortgage	Fixed rate	$40,273	$81,401	$6,666	$128,340
	Variable rate	193,038	15,006	388	208,432
Commercial construction & development	Fixed rate	$1,317	$3,102	$-	$4,419
	Variable rate	18,302	3,372	2,418	24,092
Tax exempt - fixed rate	Fixed rate	65	572	917	1,554
Total		$252,995	$103,453	$10,389	$366,837
Total fixed rate		$41,655	$85,075	$7,583	$134,313
Total variable rate		$211,340	$18,378	$2,806	$232,524

Return to Cross Reference Table

(C)            Risk Elements
Nonaccrual, Past Due and Restructured Loans

Information regarding nonaccrual, past due and restructured loans is shown in the table below as of December 31, 2008 through 2012.

Nonperforming Assets, in thousands of dollars	2012	2011	2010	2009	2008
Nonaccrual loans	$16,714	$25,754	$28,661	$26,188	$19,328
Accruing loans past due 90 days or more	37	31	583	5,474	1,504
Total nonperforming loans	$16,751	$25,785	$29,244	$31,662	$20,832

Accruing restructured loans	$15,819	$21,839	$17,271	$15,584	$3,283

The following shows the effect on interest revenue of nonaccrual loans as of December 31, 2012, in thousands of dollars:

2012
Gross amount of interest that would have been recorded at original rate	$735
Interest that was included in revenue	-
Net impact on interest revenue	$735

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided under "Credit Quality" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, in Note 1 and Note 5  of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

At December 31, 2012, the Bank had one loan, other than those disclosed above, with a balance of $1.6 million, which cause management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. This loan was included on the Bank's "watch list" and was classified as impaired; however, payments were current as of the date of this report.

(D)            Other Interest Bearing Assets

As of December 31, 2012, other than $3,409,000 in other real estate owned, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

IV            SUMMARY OF LOAN LOSS EXPERIENCE

(A)            Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2008 through 2012.

Return to Cross Reference Table

Thousands of dollars	2012	2011	2010	2009	2008
Balance at beginning of period	$20,633	$25,163	$20,020	$18,312	$12,306
Charge-offs:
Business and commercial mortgage (1)	7,171	12,063	7,683	8,257	7,298
Construction and land development	1,108	2,908	5,919	14,379	-
Residential mortgage	901	1,387	1,820	229	450
Personal	707	2,006	1,907	1,503	1,024
Total charge-offs	9,887	18,364	17,329	24,368	8,772

Recoveries:
Business and commercial mortgage (1)	2,220	1,111	424	185	98
Construction and land development	532	278	287	-	-
Residential mortgage	200	68	66	50	11
Personal	495	227	165	71	62
Total recoveries	3,447	1,684	942	306	171
Net charge-offs	6,440	16,680	16,387	24,062	8,601
Net provision (2)	8,350	12,150	21,530	25,770	14,607
Balance at end of period	$22,543	$20,633	$25,163	$20,020	$18,312
Ratio of net charge-offs to average loans	1.09%	2.86%	2.58%	3.47%	1.28%
Allowance as % of total portfolio loans	3.84%	3.66%	4.25%	3.08%	2.63%
(1) 2008 figures include construction and development loans
(2) 2011 includes amounts related to change in allocation methodology

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other relevant factors. The provision charged to earnings was $8,350,000 in 2012, $12,150,000 in 2011, and $21,530,000 in 2010.

(B)            Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

Thousands of dollars	2012	2011	2010	2009	2008
Business and commercial mortgage (1)	$13,932	$13,337	$16,672	$12,221	$16,148
Construction and development loans	4,216	3,553	3,248	5,164	-
Residential mortgage	2,456	1,931	2,661	760	673
Personal	1,939	1,812	2,582	1,875	1,491
Total	$22,543	$20,633	$25,163	$20,020	$18,312

Return to Cross Reference Table
As a percent of total	2012	2011	2010	2009	2008
Business and commercial mortgage (1)	61.8%	64.6%	66.3%	61.0%	88.2%
Construction and development loans	18.7%	17.2%	12.9%	25.8%	0.0%
Residential mortgage	10.9%	9.4%	10.6%	3.8%	3.7%
Personal	8.6%	8.8%	10.3%	9.4%	8.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

(1) 2008 figures include construction and development loans

Information regarding the Company's allocation methods used is provided in Note 5 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

V            DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon is included in the table titled "Yield Analysis of Consolidated Average Assets and Liabilities" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and information regarding maturities of time deposits is provided in Note 8 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference. At December 31, 2012, 2011 and 2010, there were no foreign deposits.

Outstanding time deposits in amounts of $100,000 or more as of December 31, 2012, 2011 and 2010 were scheduled to mature as shown below.

Thousands of dollars	As of December 31,
Time certificates of deposit $100,000 or more maturing:	2012	2011	2010
Within three months	$17,400	$14,466	$16,344
Over three through six months	8,387	12,503	13,041
Over six through twelve months	18,635	23,815	16,619
Over twelve months	30,374	31,234	41,478
Total	$74,795	$82,018	$87,482

VI            RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in Item 6, Selected Financial Data, and are incorporated here by reference.

VII            SHORT-TERM BORROWINGS

Information about the Company's short-term borrowings contained in Note 9 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference. The Company is not required to disclose any additional information, as for all reporting periods there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

Return to Cross Reference Table

ITEM 1A                          RISK FACTORS

Risks Related To Our Business

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2012, our nonperforming assets (which consist of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $20.2 million, or 2.22% of total assets. At December 31, 2011 and December 31, 2010, our nonperforming assets were $29.5 million and $33.5 million, respectively, or 3.33% and 3.89% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

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

Our success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the Lenawee, Livingston, Monroe and Washtenaw Counties, Michigan.

The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our results of operations and financial condition.

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

There are inherent risks associated with our lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on our results of operations and financial condition. Competition for limited, high-quality lending opportunities and core deposits in an increasingly competitive marketplace may adversely affect our results of operations.

Business loans may expose us to greater financial and credit risk than other loans.

Our business loan portfolio, including commercial mortgages, was approximately $336.8 million at December 31, 2012, comprising approximately 57.4% of our loan portfolio. Business loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.

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

Return to Cross Reference Table

We have significant exposure to risks associated with commercial and residential real estate.

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2012, we had approximately $239.6 million of commercial real estate loans outstanding, which represented approximately 40.8% of our loan portfolio. As of that same date, we had approximately $96.5 million in residential real estate loans outstanding, or approximately 16.4% of our loan portfolio, and approximately $40.6 million in construction and development loans outstanding, or approximately 6.9% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers. General difficulties in our real estate markets have recently contributed to significant increases in our non-performing loans, charge-offs, and decreases in our income.

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

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2012, we had approximately $40.6 million in construction and development loans outstanding, or approximately 6.9% of our loan portfolio. Approximately $8.2 million, or 24.0%, and $14.5 million, or 28.3%, at December 31, 2012 and 2011, respectively, of loans classified as impaired were attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2012 and 2011, our allowance for loan losses was $22.5 million and $20.6 million, respectively. As of the same dates, the ratio of our allowance for loan losses to total nonperforming loans was 134.6% and 80.0%, respectively. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more and exclude accruing restructured loans. As of the same dates, total accruing restructured loans were $15.8 million and $21.8 million, respectively.

We operate in a highly competitive industry and market area, which may adversely affect our profitability.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources.

Return to Cross Reference Table

Such competitors primarily include a number of community banks, subsidiaries of large multi-state and multi-bank holding companies, credit unions, savings associations, finance companies and loan production offices.

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

The Dodd-Frank Act enacted in 2010 may continue to adversely impact the Company's results of operations, financial condition or liquidity.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Corporation's results of operations, financial condition or liquidity.

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

Return to Cross Reference Table

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

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolios. In response to the financial crisis, purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

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

Return to Cross Reference Table

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

The global market crisis has triggered a series of cuts in interest rates. During 2010, 2011 and 2012, the Federal Open Market Committee kept the target federal funds between 0% and 0.25% and we expect the low interest rate environment to continue in 2013. The low interest rate environment has compressed our net interest spread, which has had an adverse impact on our revenue and results of operations.

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

Return to Cross Reference Table

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

In assessing the impairment of investment securities, we consider the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuers, whether the market decline was affected by macroeconomic conditions and whether we have the intent to sell the investment security or will be required to sell the investment security before its anticipated maturity.

Deferred tax assets are only recognized to the extent it is more likely than not they will be realized. Should our management determine it is not more likely than not that the deferred tax assets will be realized, a valuation allowance with a charge to earnings would be reflected in the period. At December 31, 2012, the Company's net deferred tax asset was $8.7 million, of which $3.8 million was disallowed for regulatory capital purposes. Based on the levels of taxable income in prior years, the significant improvement in operating results in 2012 compared to 2011 and 2010, and the Company's expectation of a return to sustained profitability in future years as a result of strong core earnings, management has determined that no valuation allowance was required at December 31, 2012. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

An "ownership change" for purposes of Section 382 of the Internal Revenue Code may materially impair our ability to use our deferred tax assets.

Our ability to use our deferred tax assets to offset future taxable income will be limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code. In general, an ownership change will occur if there is a cumulative increase in our ownership by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate.

In the event an "ownership change" was to occur, we could realize a permanent loss of a portion of our U.S. federal deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes.

Return to Cross Reference Table

The amount of the permanent loss would depend on the size of the annual limitation (which is a function of our market capitalization at the time of an "ownership change" and the then prevailing long-term tax exempt rate) and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years). The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank's regulatory capital. We performed an evaluation of potential impairment at December 31, 2012, and determined that if an "ownership change" had occurred on December 31, 2012, we would have had no impairment of our net deferred tax asset.

If we are required to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

At December 31, 2012, our mortgage servicing rights had a book value of $6.4 million and a fair value of approximately $8.2 million. Because of the current interest rate environment and the increasing rate and speed of mortgage refinancings, it is possible that we may have to take a valuation allowance with respect to our mortgage servicing rights in the future. If we are required in the future to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

Expiration of the FDIC's Transaction Account Guarantee Program ("TAG") may result in a reduction of the Bank's deposit balances.

Temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act expired on December 31, 2012. TAG, which was originally part of the Temporary Liquidity Guarantee Program ("TLGP") of 2008, added unlimited insurance coverage to noninterest bearing accounts, regardless of balance. This temporary unlimited coverage was in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. Depending on the perceptions by depositors of the safety and soundness of banking institutions, the termination of the TAG program could result in deposit disintermediation in individual banks and in the banking industry as a whole.

Return to Cross Reference Table

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

Municipal bonds held by us totaled $18.3 million at December 31, 2012, and were issued by different municipalities. The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.6% in Monroe County, Michigan and 2.0% in Washtenaw County, Michigan. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

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

Return to Cross Reference Table

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of the Company's communication or information systems, could severely harm the Company's business.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, or failure or interruption of the Company's communication or information systems, could severely damage the Company's reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt the Company's operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on the Company's business.

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

If we cannot raise additional capital when needed, our ability to maintain our current level of assets or to expand our operations through organic growth and acquisitions could be materially limited. Additional information on the capital requirements applicable to the Bank may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources" hereof, and is incorporated here by reference.

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

Risks Associated with Our Stock

The Preferred Shares restrict our ability to pay dividends to common shareholders, and could have other negative effects.

The Company issued Preferred Shares to Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws. On June 19, 2012, the United States Department of the Treasury sold all 20,600 Preferred Shares in a modified dutch auction. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012.

On July 18, 2012, the Company repurchased from Treasury for $38,000 a Warrant to purchase 311,492 shares of Company common stock. The Warrant was issued to Treasury in connection with the Company's participation in the TARP Capital Purchase Program.

Return to Cross Reference Table

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

The Preferred Shares require payment of cumulative dividends at a rate of 5% for the first five years and 9% thereafter. The payment of dividends on the Preferred Shares will reduce the amount of earnings available to pay dividends to common shareholders. This could negatively affect our ability to pay dividends on our common stock.

We are subject to restrictions on the payment of dividends to common shareholders and the repurchase of common stock. We may not pay any dividends on our common stock unless we are current on our dividend payments on the Preferred Shares.

If we fail to pay in full dividends on the Preferred Shares for six dividend periods, whether consecutive or not, the total number of positions on the Company's Board of Directors will increase by two and the holders of the Preferred Shares, acting as a class with any other shares of our preferred stock with parity voting rights to the Preferred Shares, would have the right to elect two directors to our board of directors. This right and the terms of such directors would end when we have paid in full all accrued and unpaid dividends for all past dividend periods. This right could reduce the level of influence existing common shareholders have in our management policies.

Unless we are able to redeem the preferred stock before January 16, 2014, the cost of this capital will increase on that date, from 5% (approximately $1,030,000 annually) to 9% (approximately $1,854,000 annually). Depending on our financial condition at the time, this increase in dividends on the preferred stock could have a negative effect on our capacity to pay common stock dividends.

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

If the Company or the Bank does not satisfy these regulatory requirements, we would be unable to pay dividends on our common stock. Additional information on restrictions on payment of dividends by the Company and the Banks may be found in Item 1 of this report under "Supervision and Regulation," and in Note 14 of the Company's Notes to Consolidated Financial Statements, all of which information is incorporated here by reference.

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

Our common stock is quoted on the OTCQB. The average daily trading volume for our common stock is far less than larger financial institutions. Due to this relatively low trading volume, significant sales of our common stock, or the expectation of these sales, may place significant downward pressure on the market price of our common stock. No assurance can be given that an active trading market in our common stock will develop in the foreseeable future or can be maintained.

We may issue additional shares of our common stock in the future, which could dilute a shareholder's ownership of common stock.

Our articles of incorporation authorize our board of directors, without shareholder approval, to, among other things, issue additional shares of common or preferred stock. The issuance of any additional shares of common or preferred stock could be dilutive to a shareholder's ownership of our common stock. To the extent that we issue options or warrants to purchase common stock in the future and the options or warrants are exercised, our shareholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, shareholders may not be permitted to invest in future issuances of our common or preferred stock. We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Accordingly, regulatory requirements and/or further deterioration in our asset quality may require us to sell common stock to raise capital under circumstances and at prices which result in substantial dilution.

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes, preferred stock or common stock. In the event of our liquidation, our lenders and holders of our debt or preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Future offerings could reduce the value of shares of our common stock and dilute a shareholder's interest in us.

Return to Cross Reference Table

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss of the entire investment.

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

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a "bank holding company."

Any entity, including a "group" composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the BHCA. In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of our outstanding securities and (ii) any person not otherwise defined as a company by the BHCA and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 1B                          UNRESOLVED STAFF COMMENTS

None

ITEM 2                          PROPERTIES

The Company's executive offices are located in Ann Arbor, MI. The Company and the Bank operate twenty-one properties in Washtenaw, Lenawee, Livingston and Monroe Counties in Michigan. Seven of the properties are leased, and all others are owned. Seventeen properties include banking offices, and all but three of the banking offices offer drive-up banking services. All banking offices also offer ATM service.

Return to Cross Reference Table

In addition to banking offices, United operates one loan production office in Monroe, Michigan, and administrative and support facilities at the Hickman Financial Center, support and training facilities at the Downing Center, a Wealth Management office, and additional training facilities, all in Tecumseh.

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

MARKET FOR COMMON STOCK

The following table shows the high and low sale prices of common stock of the Company for each quarter of 2012 and 2011 as quoted on the OTCQB, under the symbol of "UBMI" and cash dividends declared for each quarter of 2012 and 2011. The quoted sale prices reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions, and do not include private transactions not involving brokers or dealers. The Company had 1,221 shareholders of record as of December 31, 2012.

	2012			2011
	Market Price		Cash Dividends	Market Price		Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$3.45	$2.49	$-	$4.05	$3.35	$-
2nd	3.70	3.25	-	3.75	3.00	-
3rd	4.20	3.26	-	3.50	2.90	-
4th	4.65	3.91	-	2.80	2.20	-

Return to Cross Reference Table

Restrictions on the Company's ability to pay dividends and on the ability of the Bank to transfer funds to the Company are discussed in Note 14 of the consolidated financial statements included elsewhere in this report, under the headings "Supervision and Regulation" and "Recent Developments" in Item 1 of this report and the risk factor in Item 1A of this report entitled "The Preferred Shares restrict our ability to pay dividends to common shareholders, and could have other negative effects," which discussion is incorporated here by reference.

The following table provides information regarding equity compensation plans approved by shareholders as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (3)
Equity compensation plans approved by shareholders	(A)	(B)	(C)
Stock Option Plans (1)	358,070	$21.32	-
Stock Incentive Plan of 2010	214,045	3.33	263,330
Director Retainer Stock Plan (2)	119,539	NA	216,864
Senior Management Bonus Deferral Stock Plan (2)	4,568	NA	21,373
Total	696,222	$15.59	501,567

(1)	The Company's 2005 Stock Option Plan expired on January 1, 2010, and no additional options can be issued under the plan.

(2)
The number of shares credited to participants under the Director Retainer Stock and Senior Management Bonus Deferral Stock Plans is determined by dividing the amount of each deferral by the market price of stock at the date of that deferral.

(3)
The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan of 2010, the Director Retainer Stock Plan and the Senior Management Bonus Deferral Stock Plan represent shares that may be issued other than upon the exercise of an option, warrant or right.

The Company has no equity compensation plans not approved by shareholders.

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2008 through 2012. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

Return to Cross Reference Table
Thousands of dollars
FINANCIAL CONDITION	2012	2011	2010	2009	2008
Assets
Cash and demand balances in other banks	$13,769	$15,798	$10,623	$10,047	$12,147
Federal funds sold and equivalents	56,843	91,794	95,599	115,542	6,325
Securities available for sale	206,129	173,197	124,544	92,146	82,101
Net loans	577,515	551,359	577,111	638,012	683,695
Other assets	53,485	52,861	53,833	53,581	48,125
Total Assets	$907,741	$885,009	$861,710	$909,328	$832,393

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$165,430	$139,346	$113,206	$99,893	$89,487
Interest bearing deposits	619,213	625,510	620,792	682,908	620,062
Total deposits	784,643	764,856	733,998	782,801	709,549
Short term borrowings	-	-	1,234	-	-
Other borrowings	21,999	24,035	30,321	42,098	50,036
Other liabilities	3,702	2,344	3,453	3,562	3,357
Total Liabilities	810,344	791,235	769,006	828,461	762,942
Shareholders' Equity	97,397	93,774	92,704	80,867	69,451
Total Liabilities and Shareholders' Equity	$907,741	$885,009	$861,710	$909,328	$832,393

RESULTS OF OPERATIONS
Interest income	$34,693	$36,165	$39,770	$43,766	$47,041
Interest expense	4,528	6,114	8,687	12,251	17,297
Net Interest Income	30,165	30,051	31,083	31,515	29,744
Provision for loan losses	8,350	12,150	21,530	25,770	14,607
Noninterest income	21,491	17,211	16,298	16,899	13,510
Goodwill impairment	-	-	-	3,469	-
Other noninterest expense	37,203	34,618	32,497	33,647	29,963
Income (loss) before federal income tax	6,103	494	(6,646)	(14,472)	(1,316)
Federal income tax (benefit)	1,640	(423)	(2,938)	(5,639)	(1,280)
Net income (loss)	$4,463	$917	$(3,708)	$(8,833)	$(36)

KEY RATIOS
Return on average assets	0.50%	0.10%	-0.42%	-1.03%	0.00%
Return on average shareholders' equity	4.69%	0.98%	-4.66%	-10.61%	-0.05%
Net interest margin	3.59%	3.64%	3.79%	3.80%	4.04%
Basic and diluted earnings (loss) per share (1)	$0.26	$(0.02)	$(0.89)	$(1.93)	$(0.01)
Cash dividends paid per common share	-	-	-	0.02	0.70
Dividend payout ratio	NA	NA	NA	NA	NA
Equity to assets ratio (2)	10.6%	10.6%	9.1%	9.5%	9.1%

(1)	Earnings per share data is based on income available to common shareholders, divided by average common shares outstanding plus average contingently issuable shares.
(2)	Average equity divided by average total assets

Return to Cross Reference Table

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-30, and is incorporated by reference here.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary financial information required by this item is contained in Note 20 of the Company's Notes to Consolidated Financial Statements, and is incorporated by reference here.

Our consolidated financial statements and related notes are contained on Pages A-31 through A-71 hereof, and are incorporated by reference here.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's internal control over financial reporting as of the Evaluation Date, and has concluded that, as of the Evaluation Date, the Company's internal control over financial reporting was effective. Management identified no material weakness in the Company's internal control over financial reporting as of the Evaluation Date. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in "Internal Control - Integrated Framework."

	/s/ Robert K. Chapman	/s/ Randal J. Rabe
	Robert K. Chapman	Randal J. Rabe
	President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The information required by this item, other than as set forth above, is contained under the heading "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders and is incorporated here by reference

ITEM 11	EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Compensation of Directors and Executive Officers," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained under the headings "Compensation of Directors and Executive Officers – Equity Compensation Plan Information," "Security Ownership of Certain Beneficial Owners," and "Security Ownership of Management," in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders and is incorporated here by reference.

Return to Cross Reference Table

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained under the headings "Board of Directors," "Corporate Governance" and "Transactions with Related Persons" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders and is incorporated here by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained under the heading "Relationship With Independent Public Accountants" in the Company's definitive Proxy Statement in connection with its 2013 Annual Meeting of Shareholders and is incorporated here by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	The index to financial statements is included in Item 8, "Financial Statement and Supplementary Data," of this report, and is incorporated here by reference.

	2.	Financial statement schedules are not applicable.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated here by reference.

(c)
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Return to Cross Reference Table
UNITED BANCORP, INC.
Management's Discussion and Analysis of
Financial Condition and Results of Operations
and
Consolidated Financial Statements

Nature of Business

United Bancorp, Inc. (the "Company" or "United") is a Michigan bank holding company headquartered in Ann Arbor, Michigan. The Company, through its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), offers a full range of financial services through a system of seventeen banking offices located in Lenawee, Livingston, Monroe and Washtenaw Counties and one loan production office in Monroe County. The Bank's structured finance group conducts business under the name United Structured Finance Company ("USFC"). While the Company's chief decision makers monitor the revenue streams of the Company's various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment – commercial banking.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations of the Company and the Bank.

Background

We are a Michigan corporation headquartered in Ann Arbor, Michigan and serve as the holding company for UBT, a Michigan-chartered bank organized over 115 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 2012, we had total assets of approximately $907.7 million, deposits of approximately $784.6 million, and total shareholders' equity of approximately $97.4 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and positions us well for future revenue growth and profitability. During the twelve month period ended December 31, 2012, our non-interest income equaled 41.6% of our operating revenues and for each of the last five years ended December 31, 2012 approximated 35.7% of our operating revenues. This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.62% for the twelve month period ended December 31, 2012. Our average pre-tax, pre-provision return on average assets over the last five years ended December 31, 2012 was approximately 1.61%. The presentation of pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and pre-tax, pre-provision return on average assets, please see "Pre-tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

Our Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened its first loan production office in neighboring Livingston County, Michigan. In 2012, that office was converted to a full-service banking office, and the Bank opened a new loan production office in the city of Monroe, Michigan.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been one of the most active originators of mortgage loans in our market area.

United's mortgage group was the leading residential mortgage lender in Lenawee County, and had the second-highest volume in Washtenaw County for 2011.1 Information for 2012 is not yet available.

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 24.4% of our noninterest income for the twelve months ended December 31, 2012.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2012 and 2011, USFC was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2012, USFC was the second largest SBA 7A lender in Michigan, based on loan volume.2

Economic Trends

Our primary market area is Washtenaw, Livingston, Lenawee, and Monroe Counties in Michigan, and generally encompasses the Ann Arbor metropolitan area, which we believe is our primary area for future organic growth.

Michigan had the fifth highest seasonally-adjusted unemployment rate in the United States for November 2012.3 The Michigan seasonally-adjusted unemployment rate of 8.9%4 for November 2012 improved from 9.3% at December 31, 2011.5 At the same time, October, 2012 local area unemployment rates were below year-ago levels in every metropolitan area in Michigan, and below September levels in every area except Detroit/Warren/Livonia.

The University of Michigan's Research Seminar for Quantitative Economics reports that they see modest pickup in the Michigan economy going into 2013 and continuing through 2014. Their estimate is that Michigan job growth will accelerate from its 0.5 percent pace over the last three quarters of 2012 to 1.2 percent at the beginning of 2013, holding near that level throughout most of the year before increasing its tempo to around 1.5 percent during 2014.6 Washtenaw County had the lowest unadjusted unemployment rate in the state at 4.3% for November 2012.7 Washtenaw County had a population of approximately 345,000 for 20108 and had a median household income of approximately $54,900 for 2009, which was the fourth highest in the state.9

1 SNL.com, Mortgage Origination Market Share by County for the State of Michigan for 2011
2 U.S. Small Business Administration, Detroit, Michigan office
3 U.S. Bureau of Labor Statistics, Local Area Unemployment Statistics, Unemployment Rates for November 2012.
4 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, Statewide, Adjusted (Monthly Historical).
5 Id.
6 University of Michigan's Research Seminar for Quantitative Economics; http://www.michiganadvantage.org
7 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, by County (November, 2012).
8 Michigan State Senate, Senate Fiscal Agency, Michigan Population by County.
9 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).

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

Livingston County had an unadjusted unemployment rate of 7.6% for November 2012.10 The county had a population of approximately 181,000 for 201011 and had a median household income of approximately $68,500 for 2009, which was the highest in the state.12 Approximately 35 percent of the land in Livingston County is used for farming, and a large portion of the population works outside the county. Manufacturing in the county is dominated by auto-related sectors. 13

The economic base of Lenawee and Monroe Counties is primarily agricultural and light manufacturing, with their manufacturing sectors exhibiting moderate dependence on the automotive industry. Lenawee County had a population of approximately 100,000 for 201014 and a median household income of approximately $46,700 for 2009.15 Monroe County had a population of approximately 152,000 for 2010 16 and a median household income of approximately $53,200 for 2009.17 Lenawee County had an unadjusted unemployment rate of 7.6% for November 2012 18 and Monroe County had an unadjusted unemployment rate of 6.4% for that same month.19

Market Developments

Expiration of the FDIC's Transaction Account Guarantee Program ("TAG")

Temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act expired on December 31, 2012. TAG, which was originally part of the Temporary Liquidity Guarantee Program of 2008, added unlimited insurance coverage to noninterest bearing accounts, regardless of balance. This temporary unlimited coverage was in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. Depending on the perceptions by depositors of the safety and soundness of banking institutions, the termination of the TAG program could result in deposit disintermediation in individual banks and in the banking industry as a whole.

10 Michigan Labor Market Information, Data Explorer – Unemployment Statistics, by County (November 2012).
11 Michigan State Senate, Senate Fiscal Agency, Michigan Population by County.
12 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
13 Economic Development Council of Livingston County, Michigan www.livingstonedc.com.
14 U.S. Census Bureau, Population Finder (Lenawee County).
15 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
16 U.S. Census Bureau, Population Finder (Monroe County).
17 Michigan Labor Market Information, Data Explorer – Income (2009 Annual).
18 Michigan Labor Market Information, Data Explorer –Unemployment Statistics (November 2012).
19 Id.

Other Developments

Exit from TARP Capital Purchase Program

The Company issued Preferred Shares to U.S. Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws. On June 19, 2012, Treasury sold all 20,600 Preferred Shares in a modified dutch auction. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012.

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

Termination of Memorandum of Understanding

UBT previously entered into a Memorandum of Understanding ("MOU") with the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Regulation ("OFIR") which documented an understanding among the Bank, FDIC and OFIR relating to, among other things, the declaration and payment of dividends by the Bank to the Company and the maintenance of specified capital levels. On November 13, 2012, the Bank received a letter from FDIC and OFIR notifying the Bank that, as a result of an examination of the Bank as of June 30, 2012, FDIC and OFIR have terminated the MOU with the Bank effective immediately.

The Board of Directors of the Bank continues to be committed to operation of the Bank in a safe and sound manner with a strong capital base. In connection with termination of the MOU, the Board of Directors of the Bank has resolved that the Bank will maintain Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.59% at December 31, 2012, after payment of a $1.6 million dividend to the Company in the fourth quarter of 2012.

Board Resolution

At the direction of the Reserve Bank, on April 22, 2010, the Company's Board of Directors adopted a resolution requiring the Company to obtain written approval from the Reserve Bank prior to any of the following:

(i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.

The Company has requested and received Reserve Bank approval to declare and pay as required, and has declared and paid, all accrued dividends on its 20,600 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share (the "Preferred Shares") to the date of this report. On February 12, 2013, the Reserve Bank notified the Company that it is no longer required to obtain prior approval of future payments of dividends on the Preferred Shares.

Executive Summary

The Company's consolidated net income was $4.5 million for the twelve months ended December 31, 2012, improving from $917,000 for 2011. Reduced levels of loan loss provision and double-digit increases in the Company's noninterest income significantly contributed to the higher earnings levels achieved in 2012. The Company's return on average assets ("ROA") for the twelve month period ended December 31, 2012 was 0.50%, up from 0.10%, for the same period of 2011. Return on average shareholders' equity ("ROE") of 4.69% for the twelve months ended December 31, 2012 was up from 0.98% for 2011.

Net interest income for 2012 was 0.4% above 2011 levels, in spite of a 2.0% increase in average earning assets. Continued downward pressure on both short and long-term interest rates has contributed to the modest decline in the Company's net interest margin in 2012 compared to 2011. Net interest margin for the fourth quarter of 2012 declined from prior quarters primarily as a result of increasing prepayment speeds on the Bank's portfolio of mortgage-backed securities. While the current low rate environment has helped mortgage production, it has negatively impacted the yields on mortgage-backed securities.

Noninterest income improved by $4.3 million, or 24.9%, in 2012 as compared to 2011, following an increase of 5.6% in 2011 compared to 2010. United's double-digit increases in noninterest income were a significant driver of the Company's improved earnings in 2012. A significant portion of this growth in noninterest income resulted from increased loan originations, both of residential mortgages and SBA loans.

Total noninterest expenses were up 7.5% in 2012 compared to 2011, following an increase of 6.5% in 2011 compared to 2010. Several categories of noninterest expense declined in the twelve months ended December 31, 2012 compared to the same period of 2011. Among those were FDIC insurance premiums, external data processing expense and expenses related to other real estate owned ("ORE") and other foreclosed properties. At the same time, salaries and employee benefits, advertising and marketing expense and attorney and other professional fees each experienced increases in 2012 compared to 2011.

The Company's provision for loan losses of $8.4 million for the twelve months ended December 31, 2012 was down 31.3% from $12.2 million for the same period of 2011. This significantly reduced level of provision for loan losses was a result of continued significant improvement in the Company's credit quality metrics.

Total consolidated assets of the Company were $907.7 million at December 31, 2012, up 2.6% from $885.0 million at December 31, 2011. The Company's total portfolio loans have increased by $23.0 million, or 4.1%, since December 2011, reflecting United's entry into adjacent markets, combined with a moderate strengthening of the local economy.

The Company continues to hold elevated levels of investments, federal funds sold and cash equivalents in order to protect the balance sheet during this prolonged period of economic uncertainty. In 2012, the Company moved some of its liquidity from federal funds sold and cash equivalents into securities available for sale. United's balances in federal funds sold and cash equivalents were $56.8 million at December 31, 2012, compared to $91.8 million at December 31, 2011. Securities available for sale of $206.1 million at December 31, 2012 were up $32.9 million or 19.0% from December 31, 2011. The net change in federal funds sold and cash equivalents and securities available for sale was $2.0 million at December 31, 2012 compared to December 31, 2011.

Total deposits of $784.6 million at December 31, 2012 were up $19.8 million from $764.9 million at December 31, 2011, with all of the growth in non-interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.61% for 2012, down from 0.83% for 2011.

The Company's ongoing proactive efforts to resolve nonperforming loans have contributed to the Company's continued improvement in credit quality trends in 2012. Within the Company's loan portfolio, $16.8 million of loans were considered nonperforming at December 31, 2012, compared to $25.8 million at December 31, 2011. Total nonperforming loans as a percent of total portfolio loans improved from 4.57% at the end of 2011 to 2.86% at December 31, 2012. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more and exclude accruing restructured loans. Balances of accruing restructured loans at December 31, 2012 and 2011 were $15.8 million and $21.8 million, respectively.

The Company's ratio of allowance for loan losses to total loans at December 31, 2012 was 3.84%, and covered 134.6% of nonperforming loans, compared to 3.66%, and 80.0%, respectively, at December 31, 2011. The Company's allowance for loan losses increased by $1.9 million, or 9.3%, from December 31, 2011 to December 31, 2012. Net charge-offs of $6.4 million for 2012 were down 61.4% from the $16.7 million charged off in 2011.

Financial Condition

Investment Securities

Balances in the Company's securities portfolio increased in 2012 compared to 2011, generally reflecting a shift of liquidity from federal funds sold and equivalents. The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company.

The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of 2012 and 2011.

	December 31, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$27,316	13.3%	$49,366	28.5%
Mortgage-backed agency securities	160,499	77.9%	102,697	59.3%
Obligations of states and political subdivisions	18,286	8.9%	20,977	12.1%
Corporate, asset backed and other securities	-	0.0%	126	0.1%
Equity securities	28	0.0%	31	0.0%
Total Investment Securities	$206,129	100.0%	$173,197	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be "high risk." The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 2.0% in Washtenaw County, Michigan, and 1.6% in Monroe County, Michigan. The Bank's investment in local municipal issues reflects our commitment to the development of the local area through support of its local political subdivisions. The Company has no investments in securities of issuers outside of the United States.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at the end of 2012 and 2011.

In thousands of dollars	12/31/12	12/31/11	Change
U.S. Treasury and agency securities	$116	$367	$(251)
Mortgage-backed agency securities	1,670	842	828
Obligations of states and political subdivisions	735	1,287	(552)
Equity securities	2	5	(3)
Total net unrealized gains	$2,523	$2,501	$22

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The FHLBI reported a profit of $107.8 million for the first nine months of 2012, and continues to pay dividends on its stock.20 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of December 31, 2012.

20 Federal Home Loan Bank of Indianapolis, Form 10-Q Quarterly Report for the period ended September 30, 2012.

Portfolio Loans

Total portfolio loan balances at December 31, 2012 increased by $23.0 million, or 4.1%, from December 31, 2011. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances increased by $7.8 million, or 7.5%, in 2012, with substantially all of the increase in consumer installment loans. Business loan balances increased by $1.6 million, or 0.5%, over the twelve months ended December 31, 2012, compared to a 5.4% decrease in 2011. Growth of business loans in 2012 reflects a modest improvement in loan demand, net of write-downs, charge-offs and payoffs.

The Bank's loan portfolio includes $4.8 million of purchased participations in business loans originated by other institutions. These participations represent 0.8% of total portfolio loans, and these loans are primarily the result of participations purchased from other banks headquartered in Michigan.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in its portfolio. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolio of the Bank. Improved economic conditions and a favorable interest rate environment contributed to stronger demand for residential real estate mortgages in 2012, and balances increased by $13.4 million, or 16.1%, in 2012 compared to 2011.

Outstanding balances of loans for construction and development have increased by $913,000 since December 31, 2011. The change in balances reflects an increase in the amount of individual construction loan volume, combined with a shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the balances of each of the various categories of loans of the Company, along with the percentage of the total portfolio, as of the end of 2012 and 2011.

	December 31, 2012		December 31, 2011
In thousands of dollars	Balance	% of Total	Balance	% of Total
Personal	$111,170	18.9%	$103,405	18.3%
Business, including commercial mortgages	336,772	57.5%	335,133	59.5%
Tax exempt	1,554	0.3%	2,045	0.4%
Residential mortgage	96,452	16.4%	83,072	14.7%
Construction and development	40,634	6.9%	39,721	7.0%
Deferred loan fees and costs	96	0.0%	326	0.1%
Total portfolio loans	$586,678	100.0%	$563,702	100.0%

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category at December 31, 2012 and 2011.

	December 31,		Change
Nonperforming Assets, in thousands of dollars	2012	2011	$	%
Nonaccrual loans	$16,714	$25,754	$(9,040)	-35.1%
Accruing loans past due ninety days or more	37	31	6	19.4%
Total nonperforming loans	16,751	25,785	(9,034)	-35.0%
Percent of nonperforming loans to total loans	2.86%	4.57%	-1.72%
Allowance coverage of nonperforming loans	134.6%	80.0%	54.6%

Other assets owned	3,412	3,669	(257)	-7.0%
Total nonperforming assets	$20,163	$29,454	$(9,291)	-31.5%

Percent of nonperforming assets to total assets	2.22%	3.33%	-1.11%

Loans delinquent 30-89 days	$3,007	$6,468	$(3,461)	-53.5%

Accruing restructured loans
Business, including commercial mortgages	$7,643	$10,404	$(2,761)	-26.5%
Construction and development	4,738	8,186	(3,448)	-42.1%
Residential mortgage	3,267	3,078	189	6.1%
Home Equity	171	171	-	0.0%
Total accruing restructured loans	$15,819	$21,839	$(6,020)	-27.6%

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonaccrual loans have decreased by $9.0 million, or 35.1%, since the end of 2011. The change in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the migration of some loans to nonaccrual status. During the second half of 2012, the Bank received payoffs of five loans, each in excess of $1.0 million, with an aggregate payoff of $7.2 million.

Total nonperforming loans as a percent of total portfolio loans were 2.86% at December 31, 2012, down from 4.57% at December 31, 2011, while the allowance coverage of nonperforming loans increased from 80.0% at December 31, 2011 to 134.6% at December 31, 2012. Loan workout and collection efforts continue with all delinquent and nonaccrual loan clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by 7.0% since the end of 2011, as the Bank continued to sell assets while others have been added to its totals. At December 31, 2012, other real estate owned included 27 properties that were acquired through foreclosure or in lieu of foreclosure. The properties included 22 commercial properties, seven of which were the result of out-of-state loan participations, and five residential properties. All properties are for sale. Other repossessed assets at December 31, 2012 consisted of two automobiles.

The following table reflects the changes in other assets owned during 2012.

In thousands of dollars	Other Real Estate	Other Assets	Total
Balance at January 1	$3,657	$12	$3,669
Additions	3,925	40	3,965
Sold	(3,674)	(49)	(3,723)
Write-downs of book value	(499)	-	(499)
Balance at December 31	$3,409	$3	$3,412

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

It is the Bank's policy to have any restructured loans that are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.8 million at December 31, 2012 and $10.7 million at December 31, 2011. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $15.8 at December 31, 2012 and $21.8 million at December 31, 2011.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets these criteria. As of December 31, 2012, there were six commercial loans totaling $2.9 million that were proceeding through this six-month performance period and whose rate is not below current market rates.

Accruing restructured loans at December 31, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The Company has no personal loans other than the loans included in the table below that are classified as troubled debt restructurings.

The table below provides a breakdown of accruing restructured loans by type at December 31, 2012. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the fourth quarter of 2012.

	December 31, 2012		Fourth Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Average Yield	Portfolio Yield
CLD Loans	6	$4,738
Other Commercial Loans	18	7,643
Total Commercial Loans	24	12,381	5.15%	5.25%

Residential Mortgage & Home Equity Loans	17	3,438	3.81%	5.23%
Total accruing restructured loans	41	$15,819

The Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at December 31, 2012. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of December 31, 2012 and December 31, 2011.

In thousands of dollars	12/31/12	12/31/11	Change
Balance of TDR Loans	$15,819	$21,839	$(6,020)
Specific reserve on above loans	4,467	4,764	(297)
Percent	28.2%	21.8%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $34.3 million of impaired loans have been identified as of December 31, 2012, down from $52.0 million at December 31, 2011. The specific allowance for impaired loans was $8.3 million at December 31, 2012, down from $9.0 million at December 31, 2011. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank's current analysis of losses inherent in its loan portfolios.

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

Allowance for Loan Losses. The Company's allowance for loan losses increased by $1.9 million at December 31, 2012 as compared to December 31, 2011. The allowance for loan losses as a percent of total loans of 3.84% at December 31, 2012 was up from 3.66% at December 31, 2011. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of December 31, 2012 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

					% of
	Unpaid		Cumulative		Unpaid
	Principal		Charge-	Combined	Principal
Dollars in thousands	Balance	ALLL	offs	Losses	Balance
Accruing TDRs	$15,819	$4,467		$4,467	28.2%

Other Impaired Loans	18,469	3,837		3,837
Cumulative Charge-offs	9,575	-	9,575	9,575
Total	28,044	3,837	9,575	13,412	47.8%

Non-impaired loans	$552,390	$14,239		$14,239	2.6%

Further information concerning credit quality is contained in Note 5 of the Company's Notes to Consolidated Financial Statements, which information is incorporated here by reference.

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At December 31, 2012 and 2011, core deposits accounted for 99.3% and 98.8%, respectively, of total deposits. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include deposits held through the Certificate of Deposit Account Registry Service® ("CDARS") as they represent deposits originated in the Bank's market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	2012 Change		2011 Change
In thousands of dollars	Amount	Percent	Amount	Percent
Noninterest bearing deposits	$26,084	18.7%	$26,140	23.1%
Interest bearing deposits	(6,297)	-1.0%	4,718	0.8%
Total deposits	$19,787	2.6%	$30,858	4.2%

Total deposits grew by $19.8 million, or 2.6%, in the twelve months ended December 31, 2012, compared to growth of $30.9 million, or 4.2%, in the twelve months ended December 31, 2011. The Bank's noninterest bearing deposits increased by 18.7% during 2012, while interest bearing deposits declined by 1.0%. As part of its capital ratio improvement initiatives, United generally did not replace maturing wholesale deposits in 2012 or 2011. The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products. In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Bank's deposit rates are consistently competitive with other banks in its market areas. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.61% for all of 2012, down from 0.83% for 2011.

Noninterest bearing deposits made up 21.1% of total deposits at December 31, 2012, compared to 18.2% at December 31, 2011. The table below shows the makeup of the Company's deposits at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
In thousands of dollars	Balance	% of total	Balance	% of total
Noninterest bearing deposits	$165,430	21.1%	$139,346	18.2%
Interest bearing deposits	619,213	78.9%	625,510	81.8%
Total deposits	$784,643	100.0%	$764,856	100.0%

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

The Bank also has the ability to utilize short term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds and equivalents were used during 2012 and 2011, while short term advances and discount window borrowings were not utilized during either year.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These long-term borrowings, as detailed in Note 10 of the Company's Notes to Consolidated Financial Statements, serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the Liquidity section below.

Results of Operations

Earnings Summary and Key Ratios

Consolidated net income for the year ended December 31, 2012 was $4.5 million, or $0.26 per share of common stock, compared to $917,000, or $(0.02) per share of common stock (after accounting for preferred stock dividends), for 2011 and a loss of $3.7 million, or $(0.89) per common share, in 2010. Elevated levels of noninterest income and lower provision for loan losses in 2012 contributed to improved earnings levels and performance ratios compared to 2011 and 2010. Return on average assets ("ROA") was 0.50% for 2012, compared to 0.10% for 2011 and -0.42% for 2010. Return on average shareholders' equity ("ROE") was 4.69% for the full year of 2012, compared to 0.98% for 2011 and -4.66% for 2010.

Net interest income of $30.2 million for 2012 was 0.4% above the same period of 2011. These minimal changes resulted from relatively large reductions in both interest income and interest expense in 2012 compared to 2011. United's net interest margin was 3.59% for the twelve months ended December 31, 2012 and was down from 3.64% for 2011 and 3.79% for 2010.

Total noninterest income for the twelve months ended December 31, 2012 improved by $4.3 million, or 24.9%, in 2012 as compared to 2011. United's double-digit increases in noninterest income continued to be a significant driver of the Company's improved earnings. This growth in noninterest income resulted, in part, from increased loan originations, both of residential mortgages and SBA loans. Noninterest income represented 41.6% of the Company's total revenues in 2012, compared to 36.4% for 2011.

Total noninterest expense was up $2.6 million, or 7.5%, in 2012 compared to 2011. The largest dollar amount of increase for 2012 and 2011 was in salaries and employee benefits. Expenses relating to ORE properties, and attorney and other professional fees reflect costs related to the Company's credit quality concerns.

As a result of strong financial performance, the Company's combined net interest income and noninterest income was up 9.3% in 2012 compared to 2011, while the Company's noninterest expense increased by 7.5% in 2012 compared to 2011.The following table shows the trends of the major components of earnings and related ratios for the five most recent quarters.

	2012				2011
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$7,384	$7,646	$7,566	$7,569	$7,687
Provision for loan losses	1,700	2,000	2,550	2,100	250
Noninterest income	5,891	5,564	5,278	4,758	4,635
Noninterest expense	9,586	9,300	9,148	9,169	8,815
Federal income taxes	543	520	361	216	960
Net income (loss)	$1,446	$1,390	$785	$842	$2,297
Basic and diluted earnings (loss) per share	$0.09	$0.09	$0.04	$0.04	$0.16
Return on average assets	0.64%	0.62%	0.36%	0.38%	1.03%
Return on average shareholders' equity	5.94%	5.79%	3.35%	3.61%	9.89%
Net interest margin	3.45%	3.63%	3.62%	3.62%	3.67%
Efficiency Ratio (tax equivalent basis)	71.7%	69.9%	70.7%	73.8%	70.9%
Tier 1 Leverage Ratio	10.2%	10.1%	9.9%	9.8%	9.9%

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

The Company's strong PTPP Income has been achieved through a substantial core funding base, which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA was 1.62% for 2012, compared to 1.44% and 1.70%, respectively, for 2011 and 2010. The reduction in PTPP ROA in 2011 compared to 2010 was in part a result of increases in noninterest expenses relating to collection and disposition of troubled assets, and the improvement in 2012 compared to 2011 resulted primarily as a result of the large increase in noninterest income from loan sales and servicing.

The table below shows the calculation and trend of PTPP Income and PTPP ROA for the twelve month periods ended December 31, 2012, 2011 and 2010.

	Twelve Months Ended December 31,
Dollars in thousands	2012	2011	Change	2010	Change
Interest income	$34,693	$36,165	-4.1%	$39,770	-9.1%
Interest expense	4,528	6,114	-25.9%	8,687	-29.6%
Net interest income	30,165	30,051	0.4%	31,083	-3.3%
Noninterest income	21,491	17,211	24.9%	16,298	5.6%
Noninterest expense	37,203	34,618	7.5%	32,497	6.5%
Pre-tax, pre-provision income	$14,453	$12,644	14.3%	$14,884	-15.0%
Average assets	$893,239	$876,008	2.0%	$874,768	0.1%
Pre-tax, pre-provision ROA	1.62%	1.44%	0.18%	1.70%	-0.26%
Reconcilement to GAAP income:
Provision for loan losses	$8,350	$12,150	-31.3%	$21,530	-43.6%
Income tax expense (benefit)	1,640	(423)	NA	(2,938)	NA
Net income (loss)	$4,463	$917	386.7%	$(3,708)	NA

Net Interest Income

Declining interest rates over the past few years have significantly reduced the Company's yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 4.1% in 2012 compared to 2011, while interest expense decreased 25.9% for 2012 compared to 2014, resulting in an increase in net interest income of 0.4% for 2012 compared to 2011.

United's net interest margin was 3.59% for the twelve months ended December 31, 2012, compared to 3.64%, for 2011 and 3.79% for 2010. The Company's net interest margin has continued to trend downward year over year, as a result of a decline in loan balances and continued elevated levels of investments and short-term liquid assets, and in spite of a relatively large increase in non-interest bearing deposits. Net interest margin for the fourth quarter of 2012 declined from prior quarters primarily as a result of increasing prepayment speeds on the Bank's portfolio of mortgage-backed securities, further reducing the Company's net interest margin for the full year 2012. While the current low rate environment has helped residential mortgage loan production, it has negatively impacted the yields on mortgage-backed securities.

The Company has held historically high levels of liquidity since 2009, during this extended period of economic uncertainty. While the additional liquidity contributed to the Company's margin compression during that time period, a shift of a portion of its liquidity from federal funds sold and equivalents to investment securities in 2012 and 2011 has slowed United's decline in yields on earning assets. At the same time, the Bank has reduced its average balances of FHLB advances and higher-cost deposits during 2012 and 2011, and continues to fund its growth primarily with core deposits.

Tax-equivalent yields on earning assets declined from 4.37% for 2011 to 4.11% for 2012, for a reduction of 26 basis points. The Company's average cost of funds decreased by 24 basis points, and tax equivalent net interest margin declined from 3.64% for all of 2011 to 3.59% for 2012. The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for years ended December 31, 2012, 2011 and 2010.

Yield Analysis of Consolidated Average Assets and Liabilities

Dollars in thousands	2012			2011			2010
Assets	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate
Interest earning assets (a)
Federal funds sold and equivalents	$67,504	$172	0.25%	$101,985	$260	0.25%	$93,072	$235	0.25%
Taxable securities	173,350	2,390	1.38%	127,448	2,731	2.14%	79,088	2,136	2.69%
Tax exempt securities (b)	19,570	992	5.87%	22,276	1,147	5.15%	27,805	1,455	5.69%
Taxable loans (c)	589,578	31,390	5.32%	581,283	32,292	5.56%	632,319	36,279	5.74%
Tax exempt loans (b)	1,760	120	6.84%	2,105	174	8.28%	2,359	194	8.23%
Total interest earning assets (b)	851,762	$35,064	4.11%	835,097	$36,604	4.37%	834,643	$40,299	4.83%
Cash and due from banks	14,930			13,742			13,683
Other nonearning assets	49,061			52,475			48,768
Allowance for loan losses	(22,514)			(25,306)			(22,326)
Total Assets	$893,239			$876,008			$874,768

Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$367,982	$554	0.15%	$350,985	$854	0.24%	$356,153	$1,378	0.39%
Other interest bearing deposits	246,293	3,194	1.30%	265,143	4,242	1.60%	292,693	5,975	2.04%
Total interest bearing deposits	614,275	3,748	0.61%	616,128	5,096	0.83%	648,846	7,353	1.13%
Short term borrowings	-	-	0.00%	190	65	NM	2,022	144	7.10%
Long term borrowings	23,013	782	3.34%	26,947	953	3.49%	32,524	1,190	3.66%
Total interest bearing liabilities	637,288	4,530	0.71%	643,265	6,114	0.95%	683,392	8,687	1.27%
Noninterest bearing deposits	157,147			136,389			108,390
Total including noninterest bearing deposits	794,435	4,530	0.57%	779,654	6,114	0.78%	791,782	8,687	1.10%
Other liabilities	3,683			3,096			3,442
Shareholders' equity	95,121			93,258			79,544
Total Liabilities and Shareholders' Equity	$893,239			$876,008			$874,768
Net interest income (b)		$30,534			$30,490			$31,612
Net spread (b)			3.40%			3.42%			3.56%
Net yield on interest earning assets (b)			3.59%			3.64%			3.79%
Tax equivalent adjustment on interest income		369			439			529
Net interest income per income statement		$30,165			$30,051			$31,083
Ratio of interest earning assets to interest bearing liabilities			1.34			1.30			1.22

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate
(c) Loan fee income of $454, $460 and $372 is included in the computation of loan income for 2012, 2011 and 2010, respectively.

The following tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. Nonaccrual loans are included in total loans.

	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) due to: (a)			Increase (decrease) due to: (a)
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and equivalents	$(88)	$-	$(88)	$25	$-	$25
Taxable securities	807	(1,148)	(341)	1,102	(507)	595
Tax exempt securities (b)	(148)	(7)	(155)	(294)	(14)	(308)
Taxable loans (c)	456	(1,358)	(902)	(2,863)	(1,124)	(3,987)
Tax exempt loans (b)	(26)	(28)	(54)	(21)	1	(20)
Total interest income	$1,001	$(2,541)	$(1,540)	$(2,051)	$(1,644)	$(3,695)
Interest expense on:
NOW and savings deposits	$39	$(339)	$(300)	$(20)	$(504)	$(524)
Other interest bearing deposits	(286)	(762)	(1,048)	(525)	(1,208)	(1,733)
Short term borrowings	-	(65)	(65)	(130)	51	(79)
Long term borrowings	(133)	(38)	(171)	(197)	(40)	(237)
Total interest expense	$(380)	$(1,204)	$(1,584)	$(872)	$(1,701)	$(2,573)

Net change in net interest income	$1,381	$(1,337)	$44	$(1,179)	$57	$(1,122)

(a)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Fully tax-equivalent basis; 34% tax rate.
(c)	Non-accrual loans and overdrafts are included in the average balances of loans.

Provision for Loan Losses

The Company's provision for loan losses for 2012 was $8.4 million, down from $12.2 million in 2011 and $21.5 million for 2010. This significantly reduced level of provision for loan losses is a result of a decline in nonperforming loans, a reduction in nonperforming asset formation, and a slowdown in loan rating downgrades. For 2012, the Company's provision for loan losses exceeded its net charge offs by $1.9 million. This is in contrast to 2011, when the Company's net charge offs exceeded its provision for loan losses by $4.5 million, as the Company realized losses for which it had previously provided for in its allowance for loan losses.

The reduced level of provision for loan losses for the full year 2011 compared to 2010 was a direct result of United's continued significant improvement in its credit quality measures. In addition, as discussed in Note 5 of the Company's Notes to Consolidated Financial Statements, the Company's allowance for loan losses for loans evaluated collectively for impairment decreased by $3.7 million as a result of a change in allocation methodology as of September 30, 2011. The impact of the decrease in the allowance (and provision for loan losses) due to the new methodology was largely offset by an increase in the specific reserve associated with the Company's troubled debt restructurings of $3.2 million during 2011, which included the impact of adopting the amendments in ASU No. 2011-02.

While the local real estate markets and the economy in general have experienced some signs of stabilization, the loan portfolio of the Bank is affected by loans to a number of residential real estate developers that continue to struggle to meet their financial obligations. Loans in the Bank's residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family homes and condominium units. In addition, loans secured by commercial real estate are continuing to experience stresses resulting from the current economic conditions, and the loan portfolio of the Bank continues to be affected by loans to a number of larger commercial borrowers that continue to struggle to meet their financial obligations. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income increased by 24.9% in 2012 compared to 2011, following an increase of 5.6% in 2011 compared with 2010. The following table summarizes changes in noninterest income by category for the twelve month periods ended December 31, 2012, 2011 and 2010.

Dollars in thousands	2012	2011	Change	2010	Change
Service charges on deposit accounts	$1,861	$1,971	-5.6%	$2,191	-10.0%
Wealth Management fee income	5,250	5,079	3.4%	4,518	12.4%
Gains on securities transactions	4	-	0.0%	31	-100.0%
Income from loan sales and servicing	10,104	6,434	57.0%	6,351	1.3%
ATM, debit and credit card fee income	2,126	2,176	-2.3%	1,940	12.2%
Other income	2,146	1,551	38.4%	1,267	22.4%
Total noninterest income	$21,491	$17,211	24.9%	$16,298	5.6%

Service charges on deposit accounts were down 5.6% in 2012 compared to 2011, following a decrease of 10.0% in 2011 compared to 2010. This continuing decline is in spite of the Company's 18.7% growth of noninterest bearing deposit account balances over the twelve months ended December 31, 2012. No significant changes to service charge structure were implemented in 2012 or 2011, and substantially all of the decline in service charges in 2012 and 2011 was due to a reduction in NSF and overdraft fees collected in part as a result of changes in banking regulations governing collection of these fees, effective in mid-2010.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of nondeposit investment products within the Bank's offices. Wealth Management income improved by 3.4% in 2012 compared to 2011, following an increase of 12.4% in 2011 compared to 2010. Market values of assets managed by the Wealth Management Group have continued to grow, and combined with new business generation, have resulted in improvement in fee income.

The Bank generally sells its production of fixed rate long-term residential mortgages in the secondary market, and retains adjustable rate mortgages for its portfolio. The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. Loans serviced consist primarily of residential mortgages sold on the secondary market.

The Bank also originates, sells and services SBA loans through its structured finance group, United Structured Finance Company. The guaranteed portion of SBA loans originated by USFC is typically sold on the secondary market, and gains on the sale of those loans contribute to income from loan sales and servicing.

The Company maintains a portfolio of sold residential real estate mortgages that it services, and this servicing provides ongoing income for the life of the loans. The Bank also originates, sells and services SBA loans through USFC. Loans serviced consist primarily of residential mortgages sold on the secondary market.

Income from loan sales and servicing increased by 57.0% in 2012 compared to 2011, following an increase of 1.3% in 2011 compared to 2010. This improvement in income resulted from increased loan originations, both of residential mortgages and SBA loans. At December 31, 2012, United's servicing portfolio consisted of $853.8 million of loans the Company has originated and sold on the secondary market, up 16.1% from $735.1 million at December 31, 2011. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

In thousands of dollars	2012	2011	Change	2010	Change
Residential mortgage sales and servicing	$7,725	$5,307	45.6%	$5,272	0.7%
USFC loan sales and servicing	2,379	1,127	111.1%	1,079	4.4%
Total income from loan sales and servicing	$10,104	$6,434	57.0%	$6,351	1.3%

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Fee income in these areas declined by $50,000, or 2.3% from 2011 to 2012, following an increase of 12.2% in 2011 compared to 2010. However, the decrease in fee income in 2012 was more than offset by a reduction in ATM and debit card processing costs in 2012 compared to 2011, with a net benefit to the Bank.

Other income includes income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees, income from bank-owned life insurance, as well as gains on the sale of assets, which generally represent gains realized on the sale of other real estate owned. Gains on the sale of ORE property was $832,000 in 2012, compared to $301,000 in 2011 and $41,000 in 2010.Total other income was up 38.4% in 2012 compared to 2011, following an increase of 22.4% in 2010 to 2011.

The diversity in United's revenue stream has resulted in noninterest income that represented 41.6% of the Company's combined net interest income and noninterest income for 2012, up from 36.4% for 2011 and 34.4% for 2010. At the same time, the makeup of that revenue stream varies from year to year, helping to protect the Company against swings within specific categories of net interest income. The following table shows the percentage makeup of the Company's noninterest income by category for 2012, 2011 and 2010:

Dollars in thousands	2012	2011	2010
Service charges on deposit accounts	8.7%	11.5%	13.4%
Wealth Management fee income	24.4%	29.5%	27.7%
Gains on securities transactions	0.0%	0.0%	0.2%
Income from loan sales and servicing	47.0%	37.4%	39.0%
ATM, debit and credit card fee income	9.9%	12.6%	11.9%
Other income	10.0%	9.0%	7.8%
Total noninterest income	100.0%	100.0%	100.0%

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2012				2011
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Service charges on deposit accounts	$483	$496	$449	$433	$471
Wealth Management fee income	1,395	1,319	1,311	1,225	1,299
Gains on securities transactions	-	-	-	4	-
Income from loan sales and servicing	2,805	2,803	2,592	1,904	1,894
ATM, debit and credit card fee income	543	517	559	507	557
Other income	665	429	367	685	414
Total noninterest income	5,891	5,564	5,278	4,758	4,635

Noninterest Expense

Total noninterest expense for the twelve month period ended December 31, 2012 was up 7.5% compared to 2011, following an increase of 6.5% in 2011 compared to 2010. The following table summarizes changes in the Company's noninterest expense by category for 2012, 2011 and 2010.

In thousands of dollars	2012	2011	Change	2010	Change
Salaries and employee benefits	$21,482	$18,971	13.2%	$17,217	10.2%
Occupancy and equipment expense, net	5,311	5,015	5.9%	5,207	-3.7%
External data processing	1,113	1,342	-17.1%	1,206	11.3%
Advertising and marketing	752	625	20.3%	610	2.5%
Attorney, accounting and other professional fees	1,880	1,678	12.0%	1,561	7.5%
Expenses relating to ORE property and foreclosed assets	1,928	2,019	-4.5%	1,698	18.9%
FDIC Insurance premiums	1,133	1,315	-13.8%	1,806	-27.2%
Other expenses	3,604	3,653	-1.3%	3,192	14.4%
Total Noninterest Expense	$37,203	$34,618	7.5%	$32,497	6.5%

Salaries and employee benefits for the twelve months ended December 31, 2012 increased by 13.2% over the same period one year earlier, following an increase of 10.2% from 2010 to 2011. The increases in 2012 primarily reflect continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly in 2012 to accommodate its expansion into Livingston and Monroe Counties in Michigan. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012 or 2011.

Occupancy and equipment expense is the Company's second-largest noninterest expense category. This category of expense increased by 5.9% in 2012 compared to 2011, in part as a result of the Company's physical expansion in Livingston and Monroe Counties. This followed a reduction of 3.7% from 2010 to 2011. External data processing expenses were down 17.1% in 2012 compared to 2011, in part as a result of lower costs of data processing within the Wealth Management Group, resulting from a conversion to a new processor in the second half of 2011.

The Company reduced its advertising and marketing expenditures by approximately 50% in 2009 compared to 2008, and those expenses remained at reduced levels until 2012. Advertising and marketing expenses increased by 20.3%, for the full year 2012 compared to 2011, following an increase of 2.5% in 2011 compared to 2010. The increase in 2012 partially reflects the Company's launch of a new branding initiative in the third quarter of 2012. This branding initiative represents a renewed emphasis on marketing, and the Company expects to trend toward more historic spending levels for marketing and advertising expense.

Attorney, accounting and other professional fees were up 12.0% in 2012 compared to 2011. Costs in 2012 included $299,000 of attorney and accounting fees related to the sale by U.S. Treasury of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share in a modified dutch auction during 2012. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above.

Expenses relating to ORE property and foreclosed assets declined in 2012 compared to 2011 levels. Expenses relating to ORE properties reflect costs related to the Company's credit quality concerns, and expenses in those categories declined by 4.5% in the twelve months ended December 31, 2012 compared to the same period of 2011. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In addition, during 2012, the Company recorded $1.0 million of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years.

Dollars in thousands	2012	2011	2010
Income (loss) before tax	$6,103	$494	$(6,646)
Federal income tax benefit	1,640	(423)	(2,938)
Effective federal tax rate	26.9%	-85.6%	44.2%

The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income, partially offset by certain nondeductible expenses in the second quarter of 2012 related to the sale of the Preferred Shares by the U.S. Treasury. For more information about this transaction, see "Exit from TARP Capital Purchase Program" above. The Company's effective tax rate for 2010 was a calculated benefit based upon pre-tax losses, resulting in a tax benefit for that year.

At December 31, 2012, the Company had net operating losses of $1.6 million that are being carried forward to reduce future taxable income. The carryforwards expire in 2030 and 2031. As of December 31, 2012, the Company had approximately $1.6 million of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2031, and the alternative minimum tax credits have no expiration date.

The Company's net deferred tax asset was $8.7 million at December 31, 2012. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based upon analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2012 or 2011. See Note 12 of the Company's Notes to Consolidated Financial Statements for further discussion.

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

The Company has continued to maintain high levels of liquidity, with investments, federal funds sold and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. Total cash and due from banks, federal funds sold and securities available for sale were $276.7 million at December 31, 2012, down $4.0 million, or 1.4%, from December 31, 2011, and is up $46.0 million from December 31, 2010. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2012 or 2011.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In 2012, the Bank procured $10.0 million of new advances and repaid $12.0 million of matured borrowings and scheduled principal payments. In the past twelve months, maturities and principal payments on advances have reduced outstanding balances by $2.0 million. Additional information concerning available lines is contained in Note 10 of the Company's Notes to Consolidated Financial Statements.

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

We conducted multiple simulations as of December 31, 2012, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 200 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2012. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

Dollars in thousands	Change in Net Interest Income
Interest Rate Scenario	Amount	Percent
Interest rates down 200 basis points	$(3,995)	-12.6%
Interest rates down 100 basis points	(2,489)	-7.9%
No change in interest rates	(1,137)	-3.6%
Interest rates up 100 basis points	194	0.6%
Interest rates up 200 basis points	1,604	5.1%
Interest rates up 300 basis points	2,860	9.1%
Interest rates up 400 basis points	3,907	12.4%

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

Capital Resources

The common stock of the Company is quoted on the OTCQB under the symbol "UBMI." The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Through November 13, 2012, UBT was party to the MOU as described under "Other Developments – Memorandum of Understanding" above. On November 13, 2012, the Bank received a letter from FDIC and OFIR notifying the Bank that, as a result of an examination of the Bank as of June 30, 2012, FDIC and OFIR terminated the MOU with the Bank effective immediately. The Board of Directors of the Bank continues to be committed to operation of the Bank in a safe and sound manner with a strong capital base.

In connection with termination of the MOU, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.59% at December 31, 2012, after payment of a $1.6 million dividend to the Company in the fourth quarter of 2012.

Current capital ratios for the Company and the Bank are shown in Note 17 of the Company's Notes to Consolidated Financial Statements. At December 31, 2012, the Company's consolidated Tier 1 capital ratio was 10.19%, its ratio of total capital to risk-weighted assets was 16.65% and its tangible common equity ratio was 8.47%. Book value per share of the Company's common stock increased from $5.78 at the end of 2011 to $6.05 at December 31, 2012.

The Company issued Preferred Shares to U.S. Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws. On June 19, 2012, Treasury sold all 20,600 Preferred Shares in a modified dutch auction. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012.

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

The increase in the dividend rate to 9% on the Preferred Shares will be effective in February, 2014, and the Company is cautiously evaluating its alternatives regarding potential redemption of the Preferred Shares. Key uncertainties, including, among others, finalization of Basel III regulations, economic conditions and the capital impact of proposed accounting standards, are factors in evaluating alternatives. The Company has begun an effort to build its cash balance at the holding company to provide additional flexibility. After a $1.6 million dividend from the Bank to the holding company in December 2012, the cash balance at the holding company was $5.0 million as of December 31, 2012. The Company does not have any current plans to raise capital through a common stock offering in order to redeem the Preferred Shares while its shares of common stock are trading at a significant discount to tangible book value, such as the discount in existence at December 31, 2012.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2012, in thousands of dollars:

Contractual Obligations	Less than			More than
Thousands of dollars	1 year	1-3 years	3-5 years	5 years	Total
Long term debt (FHLB advances)	$10,038	$85	$10,098	$1,778	$21,999
Operating lease arrangements	1,294	2,314	2,166	1,801	7,575
Total	$11,332	$2,399	$12,264	$3,579	$29,574

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see Note 1 to the Company's Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company's financial statements.

Allowance for Loan Losses

The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of incurred losses, including volatility of default probabilities, credit rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous personal loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral value for collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

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
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. (Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Indianapolis, Indiana
March 1, 2013

Consolidated Balance Sheets
United Bancorp, Inc. and Subsidiary

In thousands of dollars	December 31,
Assets	2012	2011
Cash and demand balances in other banks	$13,769	$15,798
Interest bearing balances with banks	56,843	91,428
Federal funds sold	-	366
Total cash and cash equivalents	70,612	107,592

Securities available for sale	206,129	173,197
FHLB Stock	2,571	2,571
Loans held for sale	13,380	8,290

Portfolio loans	586,678	563,702
Less allowance for loan losses	22,543	20,633
Net portfolio loans	564,135	543,069

Premises and equipment, net	10,719	10,795
Bank-owned life insurance	14,241	13,819
Accrued interest receivable and other assets	25,954	25,676
Total Assets	$907,741	$885,009

Liabilities
Deposits
Noninterest bearing deposits	$165,430	$139,346
Interest bearing deposits	619,213	625,510
Total deposits	784,643	764,856

FHLB advances payable	21,999	24,035
Accrued interest payable and other liabilities	3,702	2,344
Total Liabilities	810,344	791,235

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding in 2012 and 2011	20,476	20,364
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,705,983 and 12,697,265 shares issued and outstanding at December 31, 2012 and 2011	85,682	85,505
Accumulated deficit	(10,426)	(13,746)
Accumulated other comprehensive income, net of tax	1,665	1,651
Total Shareholders' Equity	97,397	93,774
Total Liabilities and Shareholders' Equity	$907,741	$885,009

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
United Bancorp, Inc. and Subsidiary
	For the years ended December 31,
In thousands of dollars, except per share data	2012	2011	2010
Interest Income
Interest and fees on loans	$31,470	$32,408	$36,411
Interest on securities
Taxable	2,390	2,731	2,136
Tax exempt	661	766	988
Interest on federal funds sold and balances with banks	172	260	235
Total interest income	34,693	36,165	39,770

Interest Expense
Interest on deposits	3,746	5,096	7,353
Interest on federal funds and other short term borrowings	-	65	144
Interest on FHLB advances	782	953	1,190
Total interest expense	4,528	6,114	8,687
Net Interest Income	30,165	30,051	31,083
Provision for loan losses	8,350	12,150	21,530
Net Interest Income After Provision for Loan Losses	21,815	17,901	9,553

Noninterest Income
Service charges on deposit accounts	1,861	1,971	2,191
Wealth Management fee income	5,250	5,079	4,518
Gains on securities transactions	4	-	31
Income from loan sales and servicing	10,104	6,434	6,351
ATM, debit and credit card fee income	2,126	2,176	1,940
Other income	2,146	1,551	1,267
Total noninterest income	21,491	17,211	16,298

Noninterest Expense
Salaries and employee benefits	21,482	18,971	17,217
Occupancy and equipment expense, net	5,311	5,015	5,207
External data processing	1,113	1,342	1,206
Advertising and marketing	752	625	610
Attorney, accounting and other professional fees	1,880	1,678	1,561
Expenses relating to ORE property and foreclosed assets	1,928	2,019	1,698
FDIC Insurance premiums	1,133	1,315	1,806
Other expenses	3,604	3,653	3,192
Total noninterest expense	37,203	34,618	32,497
Income (Loss) Before Federal Income Tax	6,103	494	(6,646)
Federal income tax (benefit)	1,640	(423)	(2,938)
Net Income (Loss)	$4,463	$917	$(3,708)

Preferred stock dividends and accretion	(1,142)	(1,136)	(1,130)
Income (Loss) Available to Common Shareholders	$3,321	$(219)	$(4,838)

Basic and diluted earnings (loss) per share	$0.26	$(0.02)	$(0.89)
Cash dividend declared per share of common stock	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2012, 2011, 2010
	Years Ended December 31,
In thousands of dollars	2012	2011	2010
Net income (loss)	$4,463	$917	$(3,708)
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized gains (losses) on securities available for sale	26	1,561	(962)
Less: Reclassification for realized amount included in income	(4)	-	(31)
Other comprehensive income (loss) before tax effect	22	1,561	(993)
Tax expense (benefit)	8	531	(338)
Other comprehensive income (loss)	14	1,030	(655)
Total comprehensive income (loss)	$4,477	$1,947	$(4,363)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2012, 2011, 2010
In thousands of dollars, except per share data
	Preferred Stock	Common Stock and Paid In Capital	Retained Earnings (Accumulated Deficit)	AOCI (1)	Total
Balance, December 31, 2009	$20,158	$68,122	$(8,689)	$1,276	$80,867
Net loss, 2010			(3,708)		(3,708)
Other comprehensive income (loss)				(655)	(655)
Common stock issued		17,068			17,068
Accretion of discount on preferred stock	100		(100)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		89	1		90
Director and management deferred stock plans	-	72	-	-	72
Balance, December 31, 2010	20,258	85,351	(13,526)	621	92,704
Net income, 2011			917		917
Other comprehensive income (loss)				1,030	1,030
Accretion of discount on preferred stock	106		(106)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		86	(1)		85
Director and management deferred stock plans	-	68	-	-	68
Balance, December 31, 2011	$20,364	$85,505	$(13,746)	$1,651	93,774
Net income, 2012			4,463		4,463
Other comprehensive income (loss)				14	14
Accretion of discount on preferred stock	112		(112)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		(8)	(1)		(9)
Director and management deferred stock plans	-	185	-	-	185
Balance, December 31, 2012	$20,476	$85,682	$(10,426)	$1,665	$97,397

(1) Accumulated other comprehensive income, net of tax

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
United Bancorp, Inc. and Subsidiary
	Years Ended December 31,
In thousands of dollars	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$4,463	$917	$(3,708)

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	5,891	3,884	2,743
Provision for loan losses	8,350	12,150	21,530
Gain on sale of loans	(9,509)	(5,581)	(5,698)
Proceeds from sales of loans originated for sale	376,496	248,631	268,874
Loans originated for sale	(372,077)	(241,051)	(265,486)
Gains on securities transactions	(4)	-	(31)
Change in deferred income taxes	1,142	(661)	(2,748)
Stock based compensation expense	150	138	92
Increase in cash surrender value on bank owned life insurance	(422)	(428)	(451)
Change in investment in limited partnership	(217)	(93)	(106)
Change in accrued interest receivable and other assets	2,286	3,741	4,933
Change in accrued interest payable and other liabilities	1,524	(928)	117
Total adjustments	13,610	19,802	23,769
Net cash from operating activities	18,073	20,719	20,061

Cash Flows from Investing Activities
Securities available for sale
Purchases	(107,644)	(82,544)	(82,785)
Sales	2,847	-	4,376
Maturities and calls	30,037	15,873	32,517
Principal payments	37,300	17,122	11,397
Sale or retirement of FHLB stock	-	217	204
Net change in portfolio loans	(33,341)	8,353	38,302
Premises and equipment expenditures	(1,030)	(719)	(201)
Net cash from investing activities	(71,831)	(41,698)	3,810

Cash Flows from Financing Activities
Net change in deposits	19,787	30,858	(48,803)
Net change in federal funds borrowed and other short term borrowings	-	(1,234)	1,234
Principal payments on FHLB advances	(2,036)	(6,286)	(11,777)
Proceeds from public stock offering and other common stock transactions	57	41	17,138
Cash dividends paid on preferred shares	(1,030)	(1,030)	(1,030)
Net cash from financing activities	16,778	22,349	(43,238)
Net Change in Cash and Cash Equivalents	(36,980)	1,370	(19,367)
Cash and cash equivalents at beginning of year	107,592	106,222	125,589
Cash and Cash Equivalents at End of Year	$70,612	$107,592	$106,222

Supplemental Disclosures:
Interest paid	$4,665	$6,235	$9,004
Income tax paid	52	20	-
Loans transferred to other real estate	3,925	3,250	3,379

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
United Bancorp, Inc. and Subsidiary

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
The consolidated financial statements include the accounts of United Bancorp, Inc. and its wholly owned subsidiary, United Bank & Trust ("UBT" or "the Bank") after elimination of significant intercompany transactions and accounts. The Company is engaged 100% in the business of commercial and retail banking, including trust and investment services, with operations conducted through its offices located in Lenawee, Washtenaw, Livingston and Monroe Counties in southeastern Michigan. These counties are the source of substantially all of the Company's deposit, loan, trust and investment activities.

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

Allowance allocations for each pool are determined through a migration analysis based on activity for the period beginning March 2008. The analysis computes loss rates based on a probability of default ("PD") and loss given default ("LGD"). Allowance allocations prior to the third quarter of 2011 were computed based on weighted average charge-off rates as opposed to the use of credit migration matrices, which compute PD and LGD based on historical losses as loans migrate through the various risk rating or delinquency categories. The March 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, consumer, home equity and second mortgage loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates that underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including loans to the borrower by the Bank, the loan is evaluated for impairment. Often this is associated with a delay or shortfall of payments of thirty days or more. Loans are generally moved to nonaccrual status when ninety days or more past due or in bankruptcy. These loans are often also considered impaired. Impaired loans are charged off, in part or in full, when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection. This policy applies to each class of the Company's loan portfolio.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation. The provisions for depreciation are computed principally by the straight-line method, based on useful lives of ten to forty years for premises and three to eight years for equipment.

Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After acquisition, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2012 and 2011, other real estate owned totaled $3,409,000 and $3,657,000, respectively, and is included in other assets on the consolidated balance sheets.

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

Income Tax
The Company records income tax expense based on the amount of taxes due on its tax return plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using enacted tax rates, adjusted for allowances made for uncertainty regarding the realization of deferred tax assets. The Company has no uncertain tax positions as defined by FASB ASC Topic 740.

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

Stock Based Compensation
At December 31, 2012, the Company has stock-based employee compensation plans, which are described more fully in Note 15. The Company's disclosure regarding these plans is in accordance with the fair value recognition provisions of FASB ASC Topic 718-10.

Statements of Cash Flows
 For purposes of this Statement, cash and cash equivalents include cash on hand, demand balances with banks, and federal funds sold and equivalents. Federal funds are generally sold for one-day periods. The Company reports net cash flows for client loan and deposit transactions, deposits made with other financial institutions, and short-term borrowings with an original maturity of ninety days or less.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income or loss and other comprehensive income (loss). All other comprehensive income (loss) consists solely of net unrealized gains and losses on securities available for sale, net of tax, which are also recognized as separate components of shareholders' equity.

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

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-04—Technical Corrections and Improvements. On October 1, 2012, FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections—Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.

The Company has adopted the methodologies prescribed by this ASU for the period ended December 31, 2012, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-03— Technical Amendments and Corrections to SEC Sections. On August 27, 2012, FASB released ASU 2012-03. This Accounting Standards Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2012-02—Intangibles—Goodwill and Other (Topic 350). On July 27, 2012, FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.

Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Current Economic Conditions
Unfavorable economic conditions continue to present financial institutions with circumstances and challenges that in many cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

At December 31, 2012, the Company held $3.2 million in commercial real estate and $239.6 million in loans collateralized by commercial and development real estate. While some improvements have been noted recently in the national, state and local economic conditions, the market values for commercial and development real estate continues to be depressed.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company's ability to meet regulatory capital requirements and maintain sufficient liquidity.

Furthermore, the Company's regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company's measurement of regulatory capital and compliance with the capital adequacy under the regulatory framework for prompt corrective action.

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Bank is subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. The amount of reserve and clearing balances required at December 31, 2012 were $957,000. These reserve balances vary depending on the level of client deposits in the Bank.

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of interest-bearing balances with banks.

As a result of legislation enacted in 2010, the FDIC fully insured without limitation all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012 at all FDIC-insured institutions. This unlimited insurance coverage expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to a $250,000 limit on FDIC insurance per covered institution. At December 31, 2012, the Company's cash accounts with banks did not exceed federally insured limits. At December 31, 2012, the Company had cash balances of $56,742,000 at the FRB and FHLB that did not have FDIC insurance coverage.

NOTE 3 - SECURITIES

Balances of securities by category are shown below, as of December 31, 2012 and 2011:

Thousands of dollars	Securities Available for Sale
2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$27,200	$130	$(14)	$27,316
Mortgage-backed agency securities	158,829	2,324	(654)	160,499
Obligations of states and political subdivisions	17,551	740	(5)	18,286
Equity securities	26	2	-	28
Total	$203,606	$3,196	$(673)	$206,129

2011
U.S. Treasury and agency securities	$48,999	$385	$(18)	$49,366
Mortgage-backed agency securities	101,855	1,321	(479)	102,697
Obligations of states and political subdivisions	19,690	1,287	-	20,977
Corporate, asset backed and other debt securities	126	-	-	126
Equity securities	26	5	-	31
Total	$170,696	$2,998	$(497)	$173,197

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

	Less than 12 Months		12 Months or Longer		Total
Thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2012
U.S. Treasury and agency securities	$4,131	$(14)	$-	$-	$4,131	$(14)
Mortgage-backed agency securities	54,538	(639)	1,309	(15)	55,847	(654)
Obligations of states and political subdivisions	941	(5)	-	-	941	(5)
Total	$59,610	$(658)	$1,309	$(15)	$60,919	$(673)

2011
U.S. Treasury and agency securities	$5,101	$(18)	$-	$-	$5,101	$(18)
Mortgage-backed agency securities	36,420	(424)	5,764	(55)	42,184	(479)
Total	$41,521	$(442)	$5,764	$(55)	$47,285	$(497)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2012, 2011 or 2010.

The unrealized losses on the Company's investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

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

Thousands of dollars	2012	2011	2010
Sales proceeds	$2,847	$-	$4,376
Gross gains on sales	4	-	38
Gross loss on sales	-	-	(7)

The fair value of securities available for sale by contractual maturity as of December 31, 2012 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the "Due in one year or less" category.

Thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$25,512	$25,724
Due after one year through five years	17,635	18,098
Due after five years through ten years	1,574	1,747
Due after ten years	30	33
Mortgage-backed agency securities	158,829	160,499
Equity securities	26	28
Total securities	$203,606	$206,129

Securities carried at $1,007,000 and $3,060,000 as of December 31, 2012 and 2011, respectively, were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.6% in Monroe County, Michigan and 2.0% in Washtenaw County, Michigan. The total amount of municipal obligations issued by political subdivisions located in these three counties is approximately $10.0 million.

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31, 2012 and 2011 and the percentage change in balances from the prior year. All loans are domestic and contain no significant concentrations by industry or client.

Thousands of dollars	2012	% Change	2011	% Change
Personal	$111,170	7.5%	$103,405	-3.7%
Business, including commercial mortgages	336,772	0.5%	335,133	-5.4%
Tax exempt	1,554	-24.0%	2,045	-5.7%
Residential mortgage	96,452	16.1%	83,072	-3.4%
Construction and development	40,634	2.3%	39,721	-4.4%
Deferred loan fees and costs	96	-70.6%	326	-36.9%
Total portfolio loans	$586,678	4.1%	$563,702	-4.8%

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND CREDIT RISK

An analysis of the allowance for loan losses for the twelve-month periods ended December 31, 2012, 2011 and 2010 follows:

	Twelve Months Ended December 31, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,116	4,496	1,712	(662)	1,226	462	8,350
Losses charged off	(1,108)	(3,346)	(2,057)	(1,768)	(901)	(707)	(9,887)
Recoveries	532	68	332	1,820	200	495	3,447
Balance, December 31	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Ending Balance:
Individually evaluated for impairment	$3,271	$2,904	$1,079	$274	$771	$5	$8,304
Collectively evaluated for impairment	945	2,189	3,629	3,857	1,685	1,934	14,239
Balance, December 31	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Total Loans:
Ending balance:
Individually evaluated for impairment	$8,224	$10,263	$7,797	$2,049	$5,561	$394	$34,288
Collectively evaluated for impairment	32,410	92,316	123,207	96,336	96,095	112,026	552,390
Total Loans	$40,634	$102,579	$131,004	$98,385	$101,656	$112,420	$586,678

	Twelve Months Ended December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses, at January 1, 2011	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	9,863	2,886	1,579	1,536	15,864
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)
Net provision after amounts related to change in allocation methodology	7,617	2,935	589	1,009	12,150
Losses charged off	(12,063)	(2,908)	(1,387)	(2,006)	(18,364)
Recoveries	1,111	278	68	227	1,684
Balance, December 31	$13,337	$3,553	$1,931	$1,812	$20,633

Ending balance:
Individually evaluated for impairment	$5,213	$2,907	$871	$40	$9,031
Collectively evaluated for impairment	8,124	646	1,060	1,772	11,602
Total Allowance for Loan Losses	$13,337	$3,553	$1,931	$1,812	$20,633

Total Loans:
Ending balance:
Individually evaluated for impairment	$31,225	$14,486	$5,241	$183	$51,135
Collectively evaluated for impairment	302,754	25,237	80,788	103,788	512,567
Total Loans	$333,979	$39,723	$86,029	$103,971	$563,702

	Twelve Months Ended December 31, 2010
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses, at January 1, 2010	$12,221	$5,164	$760	$1,875	$20,020
Provision charged to expense	11,710	3,716	3,655	2,449	21,530
Losses charged off	(7,683)	(5,919)	(1,820)	(1,907)	(17,329)
Recoveries	424	287	66	165	942
Balance, December 31	$16,672	$3,248	$2,661	$2,582	$25,163

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

Consumer. Consumer loans consist of two segments – residential mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio, and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and personal loans are secured by personal assets, such as automobiles or recreational vehicles. Some personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and are spread over a large number of borrowers.

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

Quality indicators for portfolio loans as of December 31, 2012 and 2011 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At December 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,813	$78,507	$86,445	$91,711	$269,476
5	Special Mention	7,378	11,510	17,073	5,104	41,065
6	Substandard	7,840	7,738	9,852	7,475	32,905
7	Doubtful	480	-	-	42	522
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$28,511	$97,755	$113,370	$104,332	$343,968

Consumer Loans		Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing		$114,071	$12,123	$72,344	$33,764	$232,302
Accruing restructured		3,267	-	171	-	3,438
Delinquent less than 90 days		1,714	-	343	150	2,207
Nonperforming		2,341	-	125	55	2,521
Total Consumer Loans		$121,393	$12,123	$72,983	$33,969	$240,468
Subtotal						$584,436
Deferred loan fees and costs, overdrafts, in-process accounts						2,242
Total Portfolio Loans						$586,678

In thousands of dollars		At December 31, 2011
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$11,940	$77,447	$96,864	$63,466	$249,717
5	Special Mention	2,920	15,526	15,897	17,212	51,555
6	Substandard	14,020	5,803	17,818	8,799	46,440
7	Doubtful	827	72	-	625	1,524
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$29,707	$98,848	$130,579	$90,102	$349,236

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$95,045	$10,016	$74,387	$22,394	$201,842
Accruing restructured	3,078	-	171	-	3,249
Delinquent less than 90 days	3,072	-	239	70	3,381
Nonperforming	3,404	-	118	107	3,629
Total Consumer Loans	$104,599	$10,016	$74,915	$22,571	$212,101
Subtotal					$561,337
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702

Loan totals in the classifications above are based on categories of loans as classified within the Bank's regulatory reporting. As a result, they may differ from totals of similar classifications in Note 4 and in the tables above.

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of December 31, 2012 and 2011 follow.

Thousands of dollars	Delinquent Loans
As of December 31, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$117	$-	$117	$24,545	$28,511	$3,849	$3,849
Owner-Occupied CRE	-	-	-	92,498	97,755	5,257	5,257
Other CRE	-	-	-	109,638	113,370	3,732	3,732
Commercial & Industrial	683	-	683	102,257	104,332	1,392	1,392
Consumer
Residential Mortgage	1,714	-	1,714	117,338	121,393	2,341	2,341
Consumer Construction	-	-	-	12,123	12,123	-	-
Home Equity	343	37	380	72,515	72,983	88	125
Other Consumer	150	-	150	33,764	33,969	55	55
Subtotal	$3,007	$37	$3,044	$564,678	$584,436	$16,714	$16,751
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

Thousands of dollars	Delinquent Loans
As of December 31, 2011	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$426	$-	$426	$23,277	$29,707	$6,004	$6,004
Owner-Occupied CRE	1,511	-	1,511	92,828	98,848	4,509	4,509
Other CRE	703	-	703	122,672	130,579	7,204	7,204
Commercial & Industrial	447	-	447	85,216	90,102	4,439	4,439

Consumer
Residential Mortgage	3,072	-	3,072	98,123	104,599	3,404	3,404
Consumer Construction	-	-	-	10,016	10,016	-	-
Home Equity	239	31	270	74,558	74,915	87	118
Other Consumer	70	-	70	22,394	22,571	107	107
Subtotal	$6,468	$31	$6,499	$529,084	$561,337	$25,754	$25,785
Deferred loan fees and costs, overdrafts, in-process accounts					2,365
Total Portfolio Loans					$563,702
(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of December 31, 2012 and 2011 follows.

	December 31, 2012			December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$654	$1,673	$-	$5,977	$15,366	$-
Owner-Occupied CRE	4,181	6,267	-	1,622	2,502	-
Other CRE	4,438	6,158	-	4,922	8,031	-
Commercial & Industrial	1,640	3,992	-	1,696	3,774	-
Consumer
Residential Mortgage	2,207	2,989	-	1,042	1,778	-
Home Equity	232	232	-	43	43	-
Other Consumer	157	157	-	189	189	-
Subtotal	$13,509	$21,468	$-	$15,491	$31,683	$-

Loans with a specific valuation allowance
Commercial
Commercial CLD	$7,570	$7,629	$3,271	$8,509	$8,594	$2,907
Owner-Occupied CRE	6,082	7,495	2,904	6,391	7,925	2,344
Other CRE	3,359	3,359	1,079	15,259	17,205	2,085
Commercial & Industrial	409	409	274	1,335	2,372	785
Consumer
Residential Mortgage	3,354	3,817	771	4,792	5,998	870
Home Equity	-	-	-	171	171	35
Other Consumer	5	5	5	5	5	5
Subtotal	$20,779	$22,714	$8,304	$36,462	$42,270	$9,031

	December 31, 2012			December 31, 2011
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Total Impaired Loans
Commercial
Commercial CLD	$8,224	$9,302	$3,271	$14,486	$23,960	$2,907
Owner-Occupied CRE	10,263	13,762	2,904	8,013	10,427	2,344
Other CRE	7,797	9,517	1,079	20,181	25,236	2,085
Commercial & Industrial	2,049	4,401	274	3,031	6,146	785
Consumer
Residential Mortgage	5,561	6,806	771	5,834	7,776	870
Home Equity	232	232	-	214	214	35
Other Consumer	162	162	5	194	194	5
Total Impaired Loans	$34,288	$44,182	$8,304	$51,953	$73,953	$9,031

Information regarding average investment in impaired loans and interest income recognized on those loans for the periods ended December 31, 2012, 2011 and 2010 is shown below.

	Twelve months ended December 31,
	2012		2011		2010
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$3,656	$-	$7,222	$-	$3,872	$-
Owner-Occupied CRE	3,148	64	1,997	54	2,225	60
Other CRE	8,373	135	5,822	165	1,405	16
Commercial & Industrial	1,927	35	1,141	11	783	48
Consumer
Residential Mortgage	1,319	23	867	4	4,418	-
Home Equity	30	5	295	-	478	-
Other Consumer	154	-	358	-	542	-
Subtotal	$18,607	$262	$17,702	$234	$13,723	$124

Loans with a specific valuation allowance
Commercial
Commercial CLD	$8,236	$350	$6,956	$328	$9,786	$161
Owner-Occupied CRE	6,527	165	5,441	107	5,595	198
Other CRE	4,096	176	13,502	574	13,230	408
Commercial & Industrial	542	46	1,727	38	917	20
Consumer
Residential Mortgage	4,122	127	5,740	148	2,396	105
Home Equity	-	-	184	5	430	13
Other Consumer	43	2	5	1	10	7
Subtotal	$23,566	$866	$33,555	$1,201	$32,364	$911

	Twelve months ended December 31,
	2012		2011		2010
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Total Impaired Loans
Commercial
Commercial CLD	$11,892	$350	$14,178	$328	$13,658	$161
Owner-Occupied CRE	9,675	229	7,438	161	7,820
Other CRE	12,469	311	19,324	739	14,635	424
Commercial & Industrial	2,469	81	2,868	49	1,700
Consumer
Residential Mortgage	5,441	150	6,607	152	6,814	105
Home Equity	30	5	479	5	908
Other Consumer	197	2	363	1	552	7
Total Impaired Loans	$42,173	$1,128	$51,257	$1,435	$46,087	$1,035

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

It is the Bank's policy to have any restructured loans that are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.8 million at December 31, 2012 and $10.7 million at December 31, 2011.

If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $15.8 million at December 31, 2012 and $21.8 million at December 31, 2011.

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

Accruing restructured loans at December 31, 2012 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The following tables present information regarding newly-classified troubled debt restructurings for the twelve-month periods ended December 31, 2012 and 2011.

	Newly Classified Accruing Troubled Debt Restructurings
Twelve months ended	December 31, 2012			December 31, 2011
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	1	$300	$300	4	$3,858	$3,858
Owner-Occupied CRE	6	1,271	1,271	2	479	479
Other CRE	4	2,847	2,847	3	3,128	3,128
Commercial & Industrial	1	190	190	3	704	704
Consumer
Residential Mortgage	2	224	224	3	1,199	1,199
Total	14	$4,832	$4,832	15	$9,368	$9,368

The table below provides a breakdown of accruing restructured loans by type at December 31, 2012. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the fourth quarter of 2012.

	December 31, 2012		Fourth Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Average Yield	Portfolio Yield
CLD Loans	6	$4,738
Other Commercial Loans	18	7,643
Total Commercial Loans	24	12,381	5.15%	5.25%

Residential Mortgage & Home Equity Loans	17	3,438	3.81%	5.23%
Total accruing restructured loans	41	$15,819

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

Twelve months ended	December 31, 2012		December 31, 2011
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	4	$3,423	1	$119
Owner-Occupied CRE	2	239	-	-
Other CRE	-	-	3	740
Consumer
Residential Mortgage	-	-	3	1,236
Total	6	$3,662	7	$2,095

Since the Company treats accruing TDR's as impaired loans and evaluates them individually for impairment, the allowance for loan losses is not generally affected by a subsequent default. Charge-offs of TDR's that subsequently defaulted as described above were $175,000 for the twelve months ended December 31, 2012.

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others was $853,761,000 and $735,108,000 at December 31, 2012 and 2011, respectively.

The balance of loans serviced for others related to servicing rights that have been capitalized was $850,728,000 and $732,591,000 at December 31, 2012 and 2011, respectively.

Unamortized cost of loan servicing rights included in accrued interest receivable and other assets on the consolidated balance sheet, for the years ended December 31 was as follows:

In thousands of dollars	2012	2011
Balance, January 1	$5,405	$4,763
Amount capitalized	2,816	1,791
Amount amortized	(1,843)	(1,149)
Balance, December 31	$6,378	$5,405

The fair value of servicing rights was as follows at December 31:

In thousands of dollars	2012	2011
Fair value, January 1	$7,331	$5,806
Fair value, December 31	$8,285	$7,331

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,106,000 in 2012, $1,124,000 in 2011 and $1,251,000 in 2010. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars	2012	2011
Land	$1,863	$1,863
Buildings and improvements, including building in progress	15,094	15,131
Furniture and equipment	15,236	14,680
Total cost	32,193	31,674
Less accumulated depreciation	(21,474)	(20,879)
Premises and equipment, net	$10,719	$10,795

The Company has a small number of non-cancellable operating leases, primarily for banking facilities that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $1.3 million for the year ended December 31, 2012, $1.2 million for the year ended December 31, 2011, and $1.1 million for the year ended December 31, 2010.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2013	$1,294
2014	1,185
2015	1,129
2016	1,093
2017	1,073
Thereafter	1,801
Total Minimum Lease Payments	$7,575

NOTE 8 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2012	2011
Within one year	$141,325	$168,471
Between one and two years	56,667	50,150
Between two and three years	14,777	19,923
Between three and four years	2,904	4,351
Between four and five years	1,601	2,380
Total time deposits	$217,274	$245,275
Interest bearing time deposits in denominations of $100,000 or more	$74,795	$82,018

NOTE 9 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $9.0 million from correspondent banks to purchase federal funds on a daily basis. There were no federal funds purchased outstanding at December 31, 2012 and 2011.

The Bank may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. There were no balances outstanding at any time during 2012 or 2011.

NOTE 10 - OTHER BORROWINGS

The Bank carried fixed rate, non-callable advances from the Federal Home Loan Bank of Indianapolis totaling $22.0 million and $24.0 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the rates on the advances ranged from 1.77% to 5.33% with a weighted average rate of 2.70%.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. Additional coverage is provided by Other Real Estate Related ("ORER") and Community Financial Institution ("CFI") collateral. The unpaid principal balance of the loans pledged as collateral required is between 155% and 250%, depending on the type of collateral and was $163.6 million at year-end 2012. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalty.

Maturities and scheduled principal payments for other borrowings over the next five years as of December 31 are shown below.

In thousands of dollars	2012
Within one year	$10,038
Between one and two years	41
Between two and three years	44
Between three and four years	10,047
Between four and five years	51
More than five years	1,778
Total	$21,999

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its clients. These financial instruments include commitments to make loans, unused lines of credit, and letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank follows the same credit policy to make such commitments as is followed for loans and investments recorded in the consolidated financial statements. The Bank's commitments to make loans are agreements to extend credit at predetermined terms, as long as the client continues to meet specified criteria, with fixed expiration dates or termination clauses.

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

	2012		2011
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$8,690	$5,780	$21,309	$7,017
Unused lines of credit	101,997	12,544	96,948	4,116
Standby letters of credit	9,160	-	10,262	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2012, the rates for amounts in the fixed rate category ranged from 2.625% to 5.75%.

In 2001, United Bank & Trust entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2012 and 2011, the total recorded investment including the obligation to make additional future investments were $920,000 and $900,000 respectively, and was included in other assets. As of December 31, 2012 and 2011, the obligation of UBT to the limited partnership was $260,000 and $457,000, respectively, which was reported in other liabilities. While UBT is a 99% partner, the investment is accounted for on the equity method as UBT is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 12 - FEDERAL INCOME TAX

Income tax expense (benefit) consists of the following for the years ended December 31:

In thousands of dollars	2012	2011	2010
Current	$498	$238	$(190)
Deferred	1,142	(661)	(2,748)
Total income tax expense (benefit)	$1,640	$(423)	$(2,938)

The Company's effective tax rate for 2010 was a calculated benefit based upon a pre-tax loss, resulting in a tax benefit for that year.

The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2012	2011
Deferred tax assets:
Allowance for loan losses	$7,665	$7,054
Other real estate owned and allowance for sold loans	1,118	1,280
Deferred compensation	833	778
Low income housing and Alternative Minimum Tax credit	1,635	947
Net Operating Loss	539	2,590
Other	763	1,120
Total deferred tax assets	$12,553	$13,769

Deferred tax liabilities:
Property and equipment	$(376)	$(286)
Mortgage servicing rights	(2,169)	(1,838)
Unrealized appreciation on securities available for sale	(858)	(850)
Other	(413)	(908)
Total deferred tax liabilities	$(3,816)	$(3,882)
Net deferred tax asset	$8,737	$9,887

At December 31, 2012, the Company had net operating losses of $1.6 million that are being carried forward to reduce future taxable income. The carryforwards expire in 2030 and 2031. As of December 31, 2012, the Company had approximately $1.6 million of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2031, and the alternative minimum tax credits have no expiration date.

The Company's net deferred tax asset was $8.7 million at December 31, 2012. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses from 2009 to 2011, the Company has a tax NOL of $1.6 million as of December 31, 2012.

Positive Evidence

1.	The Company had many years of consistently profitable operations before 2009.
2.	The Company's NOL carry-forward position of $1.6 million at December 31, 2012, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
3.	The Company can carry-forward losses for up to 20 years.
4.	The Company's pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011 and $6.1 million in 2012.
5.
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011 and $8.4 million in 2012.

6.	The Company expects a return to sustained profitability as a result of strong core earnings and a continued reduction in loan losses.
7.	The Company does have available certain tax planning strategies, including:
a.	Sale and leaseback of premises
b.	Sale of mortgage servicing rights
c.	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2012 or 2011.

Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2012	2011	2010
Income taxes at statutory rate of 34%	$2,076	$169	$(2,259)
Non-taxable income, net of nondeductible interest expense	(232)	(289)	(363)
Income on non-taxable bank owned life insurance	(143)	(145)	(153)
Affordable housing credit	(188)	(188)	(188)
Non-deductible legal and accounting fees - TARP refinance	109	-	-
Other	18	30	25
Total federal income tax	$1,640	$(423)	$(2,938)

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners, are clients of the Bank.

Loans to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and the Bank, and did not, in the judgment of management, involve more than normal credit risk or present other unfavorable features. None of these loans were in default at December 31, 2012. The aggregate amount of these loans at December 31, 2011 was $1,170,000. That balance was adjusted to exclude directors and officers that were not with the Company at the end of 2012. During 2012, new and newly reportable loans to such related parties amounted to $99,000 and repayments amounted to $448,000, resulting in a balance at December 31, 2012 of $821,000. Related party deposits totaled $2,064,000 and $1,315,000 at December 31, 2012 and 2011, respectively. The balance of deposits at December 31, 2011 was adjusted to exclude directors and officers that were not with the Company at the end of 2012.

NOTE 14 - RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

Banking laws and regulations restrict the amount the Bank can transfer to the Company in the form of cash dividends and loans. It is not the intent of management to pay dividends in amounts that would reduce the capital of the Bank to a level below that which is considered prudent by management and in accordance with the guidelines of regulatory authorities.

NOTE 15 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $17,000 for 2012, and $16,500 for 2011 and 2010. Prior to July 2009, the Company offered discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings. In July 1, 2009, the Company discontinued its profit sharing and employer matching contributions to the plan, and had no expense for the plan for 2010. The Company reinstated matching contributions beginning January 1, 2011, but did not make profit sharing contributions in 2011 or 2012. The expense for the plan for 2012 and 2011 was $511,000 and $459,000, respectively. The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution, and shares available to employees within the plan are purchased on the open market.

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

Stock Options and Other Equity Awards
The Company has stock based compensation plans as described below. The Company has recorded approximately $150,000, $138,000, and $92,000 in compensation expense related to stock based compensation plans for the periods ended December 31, 2012, 2011 and 2010, respectively. The Company has a policy of issuing authorized but unissued shares upon the exercise of stock options or stock only stock appreciation rights or settlement of other stock-related awards.

Stock Incentive Plan
The Company's Stock Incentive Plan of 2010 (the "Incentive Plan") permits the grant and award of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and other stock-based and stock-related awards (collectively referred to as "incentive awards") to directors, consultative board members, officers and other key employees of the Company and its subsidiary.

The following tables shows activity for the twelve months ended December 31, 2012 for the Company's Incentive Plan:

SOSARs (1)	Awards Outstanding	Weighted Average Exercise Price
Balance at January 1	85,750	$3.35
Awards granted	83,500	3.30
Awards forfeited	(2,000)	3.35
Balance at December 31	167,250	$3.33

(1) Stock Only Stock Appreciation Rights

	Restricted Stock			Restricted Stock Units
	Awards	Grant Date	Exercise	Awards	Grant Date	Exercise
	Outstanding	Fair Value	Price	Outstanding	Fair Value	Price
Nonvested at January 1	24,250	$3.35	$3.35	28,000	$3.35	$3.35
Awards granted	-	3.30	3.30	32,750	3.30	3.30
Awards vested	-	-	-	-	-	-
Awards forfeited	(1,625)	3.34	3.34	(13,955)	3.35	3.35
Nonvested at December 31	22,625	$3.35	$3.35	46,795	$3.32	$3.32

As of December 31, 2012, unrecognized compensation expense related to the Incentive Plan totaled $195,200. Costs for SOSARs are recognized over approximately three years. The compensation costs for RSUs are based on an expected level of achievement of performance targets as determined at the time of each grant, and are expected to be recognized over three years. Compensation costs for restricted stock grants will be recognized over two years.

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets.

The Company established three performance targets for 2012 RSU grants. Those targets were based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target was weighted equally, and target levels were based on United's 2012 financial plan. For 2012, RSU grants vested at 97.5% of target.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March 2012 and 2011. Fair value of grants in 2012 and 2011 is based on the weighted-average assumptions shown in the following table.

	2012	2011
Dividend yield	0.0%	0.0%
Expected life (in years)	5	5
Expected volatility	37%	35%
Risk-free interest rate	0.84%	2.16%
Fair value	$1.105	$1.136

At December 31, 2012, the aggregate intrinsic value of SOSARs outstanding was $196,500. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2012 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on December 31, 2012. The weighted–average period over which nonvested SOSARs are expected to be recognized is 0.96 years.

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

The following summarizes year to date option activity for the 2005 Plan:

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance, January 1, 2012	381,743	$21.19
Options expired	(13,883)	20.48
Options forfeited	(9,790)	17.42
Balance, December 31, 2012	358,070	$21.32
Options exercisable at year-end	358,070	$21.32

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

The table below provides information regarding stock options outstanding under the 2005 Plan at December 31, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	358,070	3.61	Years	$21.32	358,070	$21.32

As of the end of 2012, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan.

At December 31, 2012, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2012 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on December 31, 2012.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at December 31, 2012 and 2011, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$27,316	$-	$27,316	$-
Mortgage-backed agency securities	160,499	-	160,499	-
Obligations of states and political subdivisions	18,286	-	18,286	-
Equity securities	28	28	-	-
Total available for sale securities	$206,129	$28	$206,101	$-

December 31, 2011
Available for sale securities:
U.S. Treasury and agency securities	$49,366	$-	$49,366	$-
Mortgage-backed agency securities	102,697	-	102,697	-
Obligations of states and political subdivisions	20,977	-	20,977	-
Corporate, asset backed and other debt securities	126	-	126	-
Equity securities	31	31	-	-
Total available for sale securities	$173,197	$31	$173,166	$-

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

Transfers between Levels
There were no transfers between Levels 1, 2 and 3 in 2012 or 2011 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2012 and 2011:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
December 31, 2012	$21,866	$-	$-	$21,866
December 31, 2011	39,438	-	-	39,438

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The Company's practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan's impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property's current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. These discounts and estimates are developed by the Company's Credit Department, and are reviewed by the Chief Credit Officer and the CFO. The results of the impairment review results in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

As of December 31, 2012	Fair Value ($000)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans (Collateral Dependent):	$21,866	Market comparable properties	Marketability discount	7.5% – 49.5% (14.0%)

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at December 31, 2012 and 2011, were as follows:

	December 31, 2012				December 31, 2011
	Carrying	Fair Value Measurements Using			Carrying
	Amount	Level 1	Level 2	Level 3	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$70,612	$70,612	$-	$-	$107,592	$107,592
Securities available for sale	206,129	28	206,101	-	173,197	173,197
FHLB Stock	2,571	-	2,571	-	2,571	2,571
Loans held for sale	13,380	-	13,380	-	8,290	8,290
Net portfolio loans	564,135	-	-	574,137	543,069	551,616
Accrued interest receivable	2,620	-	2,620	-	2,772	2,772

Financial Liabilities
Total deposits	$(784,643)	$-	$(787,015)	$-	$(764,856)	$(768,783)
FHLB advances	(21,999)	-	(23,007)	-	(24,035)	(25,475)
Accrued interest payable	(354)	-	(354)	-	(491)	(491)

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

Net portfolio loans – The carrying amount is a reasonable estimate of fair value for personal loans for which rates adjust quarterly or more frequently, and for business and tax-exempt loans that are prime related and for which rates adjust immediately or quarterly. The fair value of all other loans is estimated by discounting future cash flows using current rates for loans with similar characteristics and maturities. The Bank's current loan rates are comparable with rates offered by other financial institutions. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns

Total deposits – With the exception of certificates of deposit, the carrying value is deemed to be the fair value due to the demand nature of the deposits. The fair value of fixed maturity certificates of deposit is estimated by discounting future cash flows using the current rates paid on certificates of deposit with similar maturities. The Bank's current deposit rates are comparable with rates offered by other financial institutions.

FHLB advances – The fair value is estimated by discounting future cash flows using current rates on advances with similar maturities.

Off-balance-sheet financial instruments – Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

NOTE 17 - REGULATORY CAPITAL REQUIREMENTS

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

On November 13, 2012, the Bank received a letter from FDIC and OFIR notifying the Bank that, as a result of an examination of the Bank as of June 30, 2012, FDIC and OFIR have terminated the Memorandum of Understanding with the Bank effective immediately.

The Board of Directors of the Bank continues to be committed to operation of the Bank in a safe and sound manner with a strong capital base. In connection with termination of the Memorandum of Understanding, the Board of Directors of the Bank has resolved that the Bank will maintain Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.59% at December 31, 2012.

The following table shows information about the Company's and the Bank's capital levels compared to regulatory requirements at year-end 2012 and 2011.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Minimum Required by Board Resolution (3)
As of December 31, 2012	$000%		$000%		$000%				$000%
Tier 1 Capital to Average Assets
Consolidated	$91,886	10.2%	$36,059	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	9.6%	35,755	4.0%	44,694		5.0%		$75,980		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	91,886	15.4%	23,914	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	14.4%	23,862	4.0%	35,792		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	99,545	16.7%	47,829	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	93,370	15.7%	47,723	8.0%	59,654		10.0%		N/	A	N/	A

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Required by MOU (4)
As of December 31, 2011	$000%		$000%		$000%				$000%
Tier 1 Capital to Average Assets
Consolidated	$86,430	9.9%	$35,031	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	80,388	9.2%	34,950	4.0%	43,688		5.0%		78,638		9.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	86,430	15.3%	22,675	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	80,388	14.2%	22,628	4.0%	33,942		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	93,683	16.5%	45,349	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	87,627	15.5%	45,256	8.0%	56,570		10.0%		67,884		12.0%

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2)
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions. The Memorandum of Understanding, described in Note 17, subjected the Bank to higher requirements through November 13, 2012.

(3)	Represents requirements of the Bank's board resolution.
(4)	Represents requirements by the Bank's regulators under terms of the MOU.

NOTE 18 – EARNINGS (LOSS) PER SHARE

A reconciliation of basic and diluted earnings and loss per share follows:

In thousands, except per share data	2012	2011	2010
Net income (loss)	$4,463	$917	$(3,708)
Less:
Accretion of discount on preferred stock	(112)	(106)	(100)
Dividends on preferred stock	(1,030)	(1,030)	(1,030)
Income (loss) available to common shareholders	$3,321	$(219)	$(4,838)

Basic and diluted income (loss) per share:
Weighted average common shares outstanding	12,702.4	12,688.2	5,389.9
Weighted average contingently issuable shares	115.3	82.9	60.9
Total weighted average shares outstanding	12,817.7	12,771.2	5,450.8
Basic and diluted income (loss) per share	$0.26	$(0.02)	$(0.89)

There was no dilutive effect of stock warrants in 2012, 2011 or 2010. Stock options for 358,070 381,743 and 407,730 shares of common stock were not considered in computing diluted earnings per share for 2012, 2011 and 2010 because they were not dilutive.

NOTE 19 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2012	2011
Assets
Cash and cash equivalents	$4,965	$4,914
Securities available for sale	28	31
Investment in subsidiaries	91,238	87,747
Other assets	1,276	1,122
Total Assets	$97,507	$93,814

Liabilities and Shareholders' Equity
Liabilities	$110	$40
Shareholders' equity	97,397	93,774
Total Liabilities and Shareholders' Equity	$97,507	$93,814

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)	For the years ended December 31,
In thousands of dollars	2012	2011	2010
Income
Dividends from subsidiaries	$1,600	$-	$-
Other income	1	1	2,398
Total Income	1,601	1	2,398

Total Noninterest Expense	763	480	3,083
Income (Loss) before undistributed net income of subsidiary and income taxes	838	(479)	(685)
Income tax benefit	(151)	(163)	(222)
Net income (loss) before undistributed net income of subsidiary	989	(316)	(463)
Equity in undistributed (excess distributed) net income of subsidiary	3,474	1,233	(3,245)
Net Income (Loss)	4,463	917	(3,708)
Other comprehensive income (loss), including net change in unrealized gains on securities available for sale, net of tax	14	1,030	(655)
Comprehensive Income (Loss)	$4,477	$1,947	$(4,363)

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2012	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$4,463	$917	$(3,708)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
(Undistributed) Excess distributed net income of subsidiary	(3,474)	(1,233)	3,245
Stock option expense	150	114	92
Change in other assets	(154)	(687)	1,684
Change in other liabilities	39	(8)	(626)
Net cash from operating activities	1,024	(897)	687

Cash Flows from Investing Activities
Investments in subsidiary	-	(2,000)	(13,500)
Change in loan to subsidiary	-	-	2,400
Net change in premises and equipment	-	-	2,261
Net cash from investing activities	-	(2,000)	(8,839)

Cash Flows from Financing Activities
Proceeds from common stock transactions	57	41	17,138
Cash dividends paid on preferred stock	(1,030)	(1,030)	(1,030)
Net cash from (used in) financing activities	(973)	(989)	16,108

Net Change in Cash and Cash Equivalents	51	(3,886)	7,956
Cash and cash equivalents at beginning of year	4,914	8,800	844
Cash and Cash Equivalents at End of Year	$4,965	$4,914	$8,800

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below:

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2012
Interest Income	$34,693	$8,371	$8,731	$8,758	$8,833
Interest Expense	4,528	987	1,085	1,192	1,264
Net Interest Income	30,165	7,384	7,646	7,566	7,569
Provision for Loan Losses	8,350	1,700	2,000	2,550	2,100
Net Income	$4,463	$1,446	$1,390	$785	$842
Basic and Diluted Earnings per Share	$0.26	$0.09	$0.09	$0.04	$0.04

2011
Interest Income	$36,165	$9,079	$8,906	$9,091	$9,089
Interest Expense	6,114	1,392	1,469	1,566	1,687
Net Interest Income	30,051	7,687	7,437	7,525	7,402
Provision for Loan Losses	12,150	250	6,000	3,100	2,800
Net Income (Loss)	$917	$2,297	$(2,100)	$361	$359
Basic and Diluted Earnings (Loss) per Share (1)	$(0.02)	$0.16	$(0.19)	$0.01	$0.01

(1) As a result of rounding, the sum of the EPS figures for the four quarters of 2011 does not equal the calculation of EPS for the full year of 2011.

NOTE 21 — CAPITAL PURCHASE PROGRAM

On January 16, 2009, the Company issued and sold to the U.S. Department of the Treasury ("Treasury") (a) 20,600 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Preferred Shares") for an aggregate purchase price of $20,600,000 and (b) a 10-year warrant ("Warrant") to purchase 311,492 shares of our common stock at an aggregate exercise price of $3,090,000 as part of Treasury's Troubled Asset Relief Program Capital Purchase Program in a private placement exempt from the registration requirements of federal and state securities laws.

The Preferred Shares qualify as Tier I capital and will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Preferred Shares are non-voting except with respect to certain matters affecting the rights of the holders, and may be redeemed by United after three years.

On June 19, 2012, Treasury sold all 20,600 shares of Preferred Shares in a modified dutch auction. The Company did not receive any proceeds from the sale of the Preferred Shares. The sale of the Preferred Shares did not result in any accounting entries on the books of the Company and did not change the Company's capital position. The Company incurred $299,000 of legal and accounting costs related to the sale of the Preferred Shares in the second quarter of 2012. On July 18, 2012, the Company repurchased the Warrant from Treasury for $38,000.

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

NOTE 22 – LEGAL PROCEEDINGS

A class action lawsuit was filed against the Bank in early 2011 that alleges the Bank violated the Electronic Funds Transfer Act ("EFTA"), 15 U.S.C. §1693 et seq., by allegedly failing to provide adequate notice of automated teller machines ("ATMs") fees at the Bank's ATMs. The plaintiff sought class certification of the lawsuit, statutory damages, payment of costs of the lawsuit and payment of reasonable attorneys' fees. In the third quarter of 2012, the class was certified by the court. In the fourth quarter of 2012, the Company and the plaintiff reached a settlement agreement in this matter. While the Company believes that this lawsuit was without merit, it believes that settlement of the lawsuit was prudent. The impact of the settlement was not considered to be material on the Company's financial statements, and was expensed in the fourth quarter of 2012.

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

United Bancorp, Inc.

By	/s/ Robert K. Chapman	March 1, 2013
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
Randal J. Rabe

/s/ Karen F. Andrews	Director	March 1, 2013
Karen F. Andrews*

/s/ Stephanie H. Boyse	Director	March 1, 2013
Stephanie H. Boyse*

/s/ James D. Buhr	Director	March 1, 2013
James D. Buhr *

/s/ Kenneth W. Crawford	Director	March 1, 2013
Kenneth W. Crawford *

/s/ John H. Foss	Director	March 1, 2013
John H. Foss*

/s/ Norman G. Herbert	Director	March 1, 2013
Norman G. Herbert*

/s/ James C. Lawson	Chairman of the Board	March 1, 2013
James C. Lawson*

/s/ Len M. Middleton	Director	March 1, 2013
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

Return to Cross Reference Table

EXHIBIT INDEX

Exhibit	Description
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

Return to Cross Reference Table
10.9*	Underwriting Agreement. Previously filed with the Commission on June 19, 2012 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 1.1. Here incorporated by reference.
10.10*	Letter Agreement. Previously filed with the Commission on June 19, 2012 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 1.2. Here incorporated by reference.
21.	Subsidiaries of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp., Inc.'s Form S1 Registration Statement, Exhibit 21. Incorporated here by reference.
23.	Consent of Independent Registered Public Accounting Firm.
24.	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
99.1	Certification of the Principal Executive Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of the Principal Financial Officer Pursuant to Section 111 of the Emergency Economic Stabilization Act of 2008.

* These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.