Form 10-K/A
period 2012-12-31
UNITED BANCORP INC /MI/
filed 2013-03-01
CIK 775345

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
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

United Bancorp, Inc. is filing this Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Commission on March 1, 2013 (the "Original Report"), solely for the purpose of furnishing the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the Original Report.

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

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
Randal J. Rabe

/s/ Karen F. Andrews	Director	March 1, 2013
Karen F. Andrews*

/s/ Stephanie H. Boyse	Director	March 1, 2013
Stephanie H. Boyse*

/s/ James D. Buhr	Director	March 1, 2013
James D. Buhr *

/s/ Kenneth W. Crawford	Director	March 1, 2013
Kenneth W. Crawford *

/s/ John H. Foss	Director	March 1, 2013
John H. Foss*

/s/ Norman G. Herbert	Director	March 1, 2013
Norman G. Herbert*

/s/ James C. Lawson	Chairman of the Board	March 1, 2013
James C. Lawson*

/s/ Len M. Middleton	Director	March 1, 2013
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Description
23.	Consent of Independent Registered Public Accounting Firm.
24. *	Powers of Attorney.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.
EX-101.ins	XBRL Taxonomy Extension Definition Linkbase Document **
EX-101.sch	XBRL Taxonomy Extension Schema Document **
EX-101.def	XBRL Taxonomy Extension Definition Linkbase Document **
EX-101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
EX-101.lab	XBRL Taxonomy Extension Label Linkbase Document **
EX-101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed with the Annual Report on Form 10-K filed with the SEC on March 1, 2013
**	Furnished, not filed, herewith