Form 10-Q
period 2013-03-31
UNITED BANCORP INC /MI/
filed 2013-04-26
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013
_______________________________________

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
Yes                           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer 	Accelerated filer 
Non-accelerated filer  (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☑

As of April 26, 2013, there were outstanding 12,712,977 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may", "could", "will", "is likely", or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts ", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to a potential partial redemption of preferred shares, deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, future impacts of legal proceedings, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including mortgage servicing rights and deferred tax assets) and other real estate owned and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated or that other real estate owned can be sold for its carrying value or at all. Our ability to sell other assets owned at their carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, utilize our deferred tax asset, address regulatory issues, respond to declines in collateral values and credit quality, resume payment of dividends, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the financial and credit markets and the national and regional economy on the banking industry, generally, and on United Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. United Bancorp, Inc. undertakes no obligation to update, clarify or revise forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table
Cross Reference Table

Return to Cross Reference Table

Part I – Financial Information

Item 1 – Financial Statements

(a)            Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	March 31,	December 31,
Assets	2013	2012
Cash and demand balances in other banks	$13,316	$13,769
Interest bearing balances with banks	69,942	56,843
Total cash and cash equivalents	83,258	70,612

Securities available for sale	203,251	206,129
FHLB Stock	2,571	2,571
Loans held for sale	9,630	13,380

Portfolio loans	600,121	586,678
Less allowance for loan losses	22,158	22,543
Net portfolio loans	577,963	564,135

Premises and equipment, net	10,455	10,719
Bank-owned life insurance	14,340	14,241
Accrued interest receivable and other assets	25,759	25,954
Total Assets	$927,227	$907,741

Liabilities
Deposits
Noninterest bearing deposits	$152,325	$165,430
Interest bearing deposits	651,720	619,213
Total deposits	804,045	784,643

FHLB advances payable	19,999	21,999
Accrued interest payable and other liabilities	4,182	3,702
Total Liabilities	828,226	810,344

Commitments and Contingent Liabilities	0	0

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,505	20,476
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,712,977, and 12,705,983 shares issued and outstanding, respectively	85,727	85,682
Accumulated deficit	(8,770)	(10,426)
Accumulated other comprehensive income, net of tax	1,539	1,665
Total Shareholders' Equity	99,001	97,397

Total Liabilities and Shareholders' Equity	$927,227	$907,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)            Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
In thousands of dollars, except per share data	March 31,
Interest Income	2013	2012
Interest and fees on loans	$7,516	$7,926
Interest on securities
Taxable	454	674
Tax exempt	154	179
Interest on federal funds sold and balances with banks	36	54
Total interest income	8,160	8,833

Interest Expense
Interest on deposits	735	1,056
Interest on FHLB advances	137	208
Total interest expense	872	1,264
Net Interest Income	7,288	7,569
Provision for loan losses	1,000	2,100
Net Interest Income after Provision for Loan Losses	6,288	5,469

Noninterest Income
Service charges on deposit accounts	424	433
Wealth Management fee income	1,404	1,225
Gains on securities transactions	28	4
Income from loan sales and servicing	3,052	1,904
ATM, debit and credit card fee income	496	507
Income from bank-owned life insurance	99	104
Other income	421	581
Total noninterest income	5,924	4,758

Noninterest Expense
Salaries and employee benefits	5,877	5,001
Occupancy and equipment expense, net	1,348	1,318
External data processing	372	247
Advertising and marketing	264	193
Attorney, accounting and other professional fees	411	468
Director fees	105	98
Expenses relating to ORE property and foreclosed assets	168	933
FDIC insurance premiums	186	295
Other expenses	755	616
Total noninterest expense	9,486	9,169
Income Before Federal Income Tax	2,726	1,058
Federal income tax	784	216
Net Income	$1,942	$842

Preferred stock dividends and amortization	(287)	(285)
Income Available to Common Shareholders	$1,655	$557

Basic and diluted earnings per share	$0.13	$0.04
Cash dividends declared per share of common stock	$-	$-

Return to Cross Reference Table

(c)            Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2013	2012
Net income	$1,942	$842
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized (losses) on securities available for sale	(164)	(197)
Less: Reclassification for realized amount included in income	(28)	(4)
Other comprehensive income before tax effect	(192)	(201)
Tax expenses (benefit)	(66)	(68)
Other comprehensive loss	(126)	(133)
Total comprehensive income	$1,816	$709

(d)            Condensed Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
Total Shareholders' Equity	2013	2012
Balance at beginning of period	$97,397	$93,774
Net income	1,942	842
Other comprehensive loss	(126)	(133)
Cash dividends paid on preferred shares	(258)	(258)
Other common stock transactions	46	40
Balance at end of period	$99,001	$94,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)            Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$1,942	$842

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	1,675	1,258
Provision for loan losses	1,000	2,100
Gain on sale of loans	(2,868)	(1,737)
Proceeds from sales of loans originated for sale	102,133	77,152
Loans originated for sale	(95,515)	(78,844)
Gains on securities transactions	(28)	(4)
Change in deferred income taxes	328	(167)
Stock based compensation expense	62	38
Increase in cash surrender value of bank-owned life insurance	(99)	(104)
Change in investment in limited partnership	(191)	(254)
Change in accrued interest receivable and other assets	159	1,091
Change in accrued interest payable and other liabilities	552	1,492
Net cash from operating activities	9,150	2,863

Cash Flows from Investing Activities
Securities available for sale
Purchases	(25,440)	(27,068)
Sales	6,059	2,847
Maturities and calls	8,500	6,000
Principal payments	12,250	6,865
Net change in portfolio loans	(15,019)	(14,779)
Premises and equipment expenditures	(6)	(218)
Net cash from investing activities	(13,656)	(26,353)

Cash Flows from Financing Activities
Net change in deposits	19,402	27,641
Principal payments on FHLB advances	(2,000)	-
Other common stock transactions	8	10
Cash dividends paid on preferred shares	(258)	(258)
Net cash from financing activities	17,152	27,393
Net change in cash and cash equivalents	12,646	3,903

Cash and cash equivalents at beginning of year	70,612	107,592
Cash and cash equivalents at end of period	$83,258	$111,495

Supplemental Disclosure of Cash Flow Information:
Interest paid	$886	$1,286
Loans transferred to other real estate	191	1,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(f)            Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Balances of securities by category are shown below at March 31, 2013 and December 31, 2012. All securities are classified as available for sale.

At March 31, 2013, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$28,615	$86	$(86)	28,615
Mortgage-backed agency securities	152,026	2,361	(582)	153,805
Obligations of states and political subdivisions	20,253	642	(91)	20,804
Equity securities	26	1	-	27
Total	$200,920	$3,090	$(759)	$203,251

At December 31, 2012, in thousands of dollars
U.S. Treasury and agency securities	$27,200	$130	$(14)	$27,316
Mortgage-backed agency securities	158,829	2,324	(654)	160,499
Obligations of states and political subdivisions	17,551	740	(5)	18,286
Equity securities	26	2	-	28
Total	$203,606	$3,196	$(673)	$206,129

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

Return to Cross Reference Table

At March 31, 2013	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$8,926	$(86)	$-	$-	$8,926	$(86)
Mortgage-backed agency securities	51,655	(545)	2,790	(37)	54,445	(582)
Obligations of states and political subdivisions	2,995	(91)	-	-	2,995	(91)
Total	$63,576	$(722)	$2,790	$(37)	$66,366	$(759)

At December 31, 2012
In thousands of dollars
U.S. Treasury and agency securities	$4,131	$(14)	$-	$-	$4,131	$(14)
Mortgage-backed agency securities	54,538	(639)	1,309	(15)	55,847	(654)
Obligations of states and political subdivisions	941	(5)	-	-	941	(5)
Total	$59,610	$(658)	$1,309	$(15)	$60,919	$(673)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first three months of 2013 or 2012.

The unrealized losses on the Company's investment in residential mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three month periods ended March 31, 2013 and 2012 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended
	March 31,
In thousands of dollars	2013	2012
Sales proceeds	$6,059	$2,847
Gross gains on sales	76	30
Gross loss on sales	(48)	(26)

Return to Cross Reference Table

The fair value and amortized cost of securities available for sale by contractual maturity as of March 31, 2013 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
In thousands of dollars	Cost	Fair Value
Due in one year or less	$19,173	$19,313
Due after one year through five years	25,546	25,882
Due after five years through ten years	4,149	4,224
Due after ten years	-	-
Mortgage-backed agency securities	152,026	153,805
Equity securities	26	27
Total securities	$200,920	$203,251

Securities carried at $1.0 million as of March 31, 2013 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

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

Note 3 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by type at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
Commercial construction & land development	$28,894	4.8%	$28,511	4.9%
Owner-occupied commercial real estate loans	103,411	17.2%	97,755	16.7%
Other commercial real estate loans	115,033	19.2%	113,370	19.3%
Commercial & industrial loans	101,918	17.0%	104,332	17.8%
Residential mortgages	122,568	20.4%	121,393	20.6%
Consumer construction	13,439	2.2%	12,123	2.1%
Home equity loans	75,339	12.6%	72,983	12.4%
Other consumer loans	35,190	5.9%	33,969	5.8%
Deferred loan fees and costs, overdrafts, in-process accounts	4,329	0.7%	2,242	0.4%
Total portfolio loans	$600,121	100.0%	$586,678	100.0%

Return to Cross Reference Table

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

The Company's past loan loss experience is determined by analyzing pools of loans based on internal credit risk ratings for commercial loans (construction & land development, owner-occupied commercial real estate, other commercial real estate and all other commercial and industrial loans), and by delinquency status for residential mortgages, consumer loans and all other loan types, based on a migration analysis that is performed quarterly. The quarterly migration analysis is based on activity for the period beginning March, 2008. The analysis computes loss rates based on a probability of default ("PD") and loss given default ("LGD"). The March, 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

Loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. In addition, the Company applies a more detailed analysis of qualitative factors that are assessed on a quarterly basis based upon gradings specific to the Company, as well as regional economic metrics.

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

Return to Cross Reference Table

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

An analysis of the allowance for loan losses for the three month periods ended March 31, 2013 and 2012 and balances as of December 31, 2012 follows:

	Three Months Ended March 31, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543
Provision charged to expense	(588)	861	485	75	(73)	240	1,000
Losses charged off	-	(1,738)	(38)	(39)	(80)	(209)	(2,104)
Recoveries	453	25	155	15	15	56	719
Balance, March 31	$4,081	$4,241	$5,310	$4,182	$2,318	$2,026	$22,158

Ending balance:
Individually evaluated for impairment	$3,076	$1,434	$1,064	$637	$756	$-	$6,967
Collectively evaluated for impairment	$1,005	$2,807	$4,246	$3,545	$1,562	$2,026	$15,191
Total Loans:
Ending balance	$42,333	$108,607	$135,516	$98,076	$100,163	$115,426	$600,121
Ending balance:
Individually evaluated for impairment	$8,029	$6,722	$7,691	$2,522	$5,714	$378	$31,056
Collectively evaluated for impairment	$34,304	$101,885	$127,825	$95,554	$94,449	$115,048	$569,065

	Three Months Ended March 31, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,252	123	483	(138)	330	50	2,100
Losses charged off	(284)	(58)	(854)	(363)	(380)	(284)	(2,223)
Recoveries	62	21	20	221	5	209	538
Balance, March 31	$4,706	$3,961	$4,370	$4,461	$1,886	$1,664	$21,048

Return to Cross Reference Table

	Balances at December 31, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$3,271	$2,904	$1,079	$274	$771	$5	$8,304
Collectively evaluated for impairment	945	2,189	3,629	3,857	1,685	1,934	14,239
Total Allowance for Loan Losses	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Total Loans:
Ending balance:
Individually evaluated for impairment	$8,224	$10,263	$7,797	$2,049	$5,561	$394	$34,288
Collectively evaluated for impairment	32,410	92,316	123,207	96,336	96,095	112,026	552,390
Total Loans	$40,634	$102,579	$131,004	$98,385	$101,656	$112,420	$586,678

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

Return to Cross Reference Table

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

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of March 31, 2013 and December 31, 2012 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At March 31, 2013
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$13,086	$85,144	$91,491	$89,792	$279,513
5	Special Mention	7,584	11,662	14,299	5,403	38,948
6	Substandard	7,744	6,605	9,243	6,683	30,275
7	Doubtful	480	-	-	40	520
8	Loss	-	-	-	-	-
Total		$28,894	$103,411	$115,033	$101,918	$349,256

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$115,406	$13,439	$75,108	$34,981	$238,934
Accruing restructured	4,001	-	171	-	4,172
Delinquent less than 90 days	989	-	23	88	1,100
Nonperforming	2,172	-	37	121	2,330
Total	$122,568	$13,439	$75,339	$35,190	$246,536
Subtotal					$595,792
Deferred loan fees and costs, overdrafts, in-process accounts					4,329
Total Portfolio Loans					$600,121

Return to Cross Reference Table

In thousands of dollars		At December 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,813	$78,507	$86,445	$91,711	$269,476
5	Special Mention	7,378	11,510	17,073	5,104	41,065
6	Substandard	7,840	7,738	9,852	7,475	32,905
7	Doubtful	480	-	-	42	522
8	Loss	-	-	-	-	-
Total		$28,511	$97,755	$113,370	$104,332	$343,968

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$114,071	$12,123	$72,344	$33,764	$232,302
Accruing restructured	3,267	-	171	-	3,438
Delinquent less than 90 days	1,714	-	343	150	2,207
Nonperforming	2,341	-	125	55	2,521
Total	$121,393	$12,123	$72,983	$33,969	$240,468
Subtotal					$584,436
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of March 31, 2013 and December 31, 2012 follow.

Thousands of dollars	Delinquent Loans
As of March 31, 2013	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$-	$-	$-	$25,231	$28,894	$3,663	$3,663
Owner-Occupied CRE	-	-	-	98,936	103,411	4,475	4,475
Other CRE	-	-	-	111,464	115,033	3,569	3,569
Commercial & Industrial	1,252	-	1,252	99,725	101,918	941	941
Consumer
Residential Mortgage	989	380	1,369	119,407	122,568	1,792	2,172
Consumer Construction	-	-	-	13,439	13,439	-	-
Home Equity	23	-	23	75,279	75,339	37	37
Other Consumer	88	-	88	34,981	35,190	121	121
Subtotal	$2,352	$380	$2,732	$578,462	$595,792	$14,598	$14,978
Deferred loan fees and costs, overdrafts, in-process accounts					4,329
Total Portfolio Loans					$600,121

Return to Cross Reference Table

Thousands of dollars	Delinquent Loans
As of December 31, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$117	$-	$117	$24,545	$28,511	$3,849	$3,849
Owner-Occupied CRE	-	-	-	92,498	97,755	5,257	5,257
Other CRE	-	-	-	109,638	113,370	3,732	3,732
Commercial & Industrial	683	-	683	102,257	104,332	1,392	1,392
Consumer
Residential Mortgage	1,714	-	1,714	117,338	121,393	2,341	2,341
Consumer Construction	-	-	-	12,123	12,123	-	-
Home Equity	343	37	380	72,515	72,983	88	125
Other Consumer	150	-	150	33,764	33,969	55	55
Subtotal	$3,007	$37	$3,044	$564,678	$584,436	$16,714	$16,751
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678
(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of March 31, 2013 and December 31, 2012 follows.

	March 31, 2013			December 31, 2012
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$508	$1,144	$-	$654	$1,673	$-
Owner-Occupied CRE	2,891	4,873	-	4,181	6,267	-
Other CRE	4,356	5,098	-	4,438	6,158	-
Commercial & Industrial	1,027	3,416	-	1,640	3,992	-
Consumer			-
Residential Mortgage	2,241	2,241	-	2,207	2,989	-
Consumer Construction	-	-	-	-	-	-
Home Equity	175	175	-	232	232	-
Other Consumer	203	203	-	157	157	-
Subtotal	11,401	17,150	-	13,509	21,468	-

Return to Cross Reference Table

	March 31, 2013			December 31, 2012
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific valuation allowance
Commercial
Commercial CLD	7,521	7,620	3,076	7,570	7,629	3,271
Owner-Occupied CRE	3,831	6,552	1,434	6,082	7,495	2,904
Other CRE	3,335	3,335	1,064	3,359	3,359	1,079
Commercial & Industrial	1,495	1,495	637	409	409	274
Consumer
Residential Mortgage	3,473	3,490	756	3,354	3,817	771
Consumer Construction	-	-	-	-	-	-
Home Equity	-	-	-	-	-	-
Other Consumer	-	-	-	5	5	5
Subtotal	19,655	22,492	6,967	20,779	22,714	8,304

Total Impaired Loans
Commercial
Commercial CLD	8,029	8,764	3,076	8,224	9,302	3,271
Owner-Occupied CRE	6,722	11,425	1,434	10,263	13,762	2,904
Other CRE	7,691	8,433	1,064	7,797	9,517	1,079
Commercial & Industrial	2,522	4,911	637	2,049	4,401	274
Consumer
Residential Mortgage	5,714	5,731	756	5,561	6,806	771
Consumer Construction	-	-	-	-	-	-
Home Equity	175	175	-	232	232	-
Other Consumer	203	203	-	162	162	5
Total Impaired Loans	$31,056	$39,642	$6,967	$34,288	$44,182	$8,304

Information regarding average investment in impaired loans and interest income recognized on those loans for the three month periods ended March 31, 2013 and 2012 is shown below.

	Three Months ended March 31,
Thousands of dollars	2013		2012
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$508	$-	$4,467	$-
Owner-Occupied CRE	2,971	9	2,063	20
Other CRE	4,407	9	8,618	69
Commercial & Industrial	1,079	7	1,418	4
Consumer
Residential Mortgage	1,433	8	1,080	6
Consumer Construction	-	-	-	-
Home Equity	16	1	36	-
Other Consumer	148	-	166	-
Subtotal	10,562	34	17,848	99

Return to Cross Reference Table

	Three Months ended March 31,
	2013		2012
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Commercial
Commercial CLD	$7,523	$59	$8,896	$100
Owner-Occupied CRE	3,836	20	7,279	28
Other CRE	3,348	35	10,329	100
Commercial & Industrial	1,501	23	1,225	13
Consumer
Residential Mortgage	3,538	38	3,924	34
Consumer Construction	-	-	-	-
Home Equity	-	-	171	1
Other Consumer	-	-	5	-
Subtotal	19,746	175	31,829	276

Total Impaired Loans
Commercial
Commercial CLD	8,031	59	13,363	100
Owner-Occupied CRE	6,807	29	9,342	48
Other CRE	7,755	44	18,947	169
Commercial & Industrial	2,580	30	2,643	17
Consumer
Residential Mortgage	4,971	46	5,004	40
Consumer Construction	-	-	-	-
Home Equity	16	1	207	1
Other Consumer	148	-	171	-
Total Impaired Loans	$30,308	$209	$49,677	$375

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

Return to Cross Reference Table

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

It is the Bank's policy to have any restructured loan that is on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $9.6 million at March 31, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $14.2 million at March 31, 2013 and $15.8 million at December 31, 2012.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR's to determine if any TDR should be removed from TDR status.

Accruing restructured loans at March 31, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The following tables present information regarding loans newly-classified as TDRs for the three month periods ended March 31, 2013 and 2012.

Return to Cross Reference Table

	Period ended March 31,
	2013			2012
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Owner-Occupied CRE	1	$121	$121	4	$537	$537
Other CRE	-	-	-	2	410	410
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	1	368	368	2	224	224
Total	2	$489	$489	9	$1,361	$1,361

The table below provides a breakdown of accruing restructured loans by type at March 31, 2013. The table also includes the average yield on accruing restructured loans and the yield for the entire portfolio, for commercial loans and residential mortgage and home equity loans, for the first quarter of 2013.

	March 31, 2013		First Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	6	$4,728
Other Commercial Loans	12	5,266
Total Commercial Loans	18	9,994	5.04%	5.11%

Residential Mortgage & Home Equity Loans	19	4,172	3.93%	5.03%
Total accruing restructured loans	37	$14,166

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

Information regarding TDRs that subsequently defaulted within twelve months of being restructured is shown below.

	Period ended March 31,
	2013		2012
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	-	$-	1	$175
Owner-Occupied CRE	-	-	1	9
Total	-	-	2	184

Return to Cross Reference Table

A TDR is considered to be in payment default generally once it is 90 days contractually past due under the modified terms. Since the Company treats accruing TDRs as impaired loans and evaluates TDRs individually for impairment, the allowance for loan losses is not generally affected by a subsequent default of a TDR.

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $62,500 and $37,500, respectively, in compensation expense related to stock based compensation plans for the three month periods ended March 31, 2013 and 2012. The Company has a policy of issuing authorized but unissued common shares for the award, satisfaction or settlement of stock-based compensation.

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

The following table shows activity for the three months ended March 31, 2013 for the Incentive Plan:

	Stock-Only Stock Appreciation Rights
	Awards Outstanding	Weighted Avg. Exercise Price
Balance at January 1	167,250	$3.33
Awards granted	46,250	5.05
Awards forfeited	-	-
Balance at Mar. 31	213,500	$3.70

	Restricted Stock		Restricted Stock Units
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested at January 1	22,625	$3.35	46,795	$3.35
Awards granted	10,500	5.05	54,582	5.05
Awards vested	(22,625)	3.35	-	-
Awards forfeited	-	-	-	-
Nonvested at March 31	10,500	$5.05	101,377	$4.27

As of March 31, 2013, unrecognized compensation expense related to the Incentive Plan totaled $546,191. Compensation expense for SOSARs and restricted stock grants is recognized over approximately three years. Compensation expense for RSUs is based on an expected level of achievement of performance targets as determined at the time of each grant, and is expected to be recognized over three years.

Return to Cross Reference Table

The fair value of restricted stock grants is considered to be the market price of Company common stock at the grant date. The fair value of RSU grants is considered to be the market price of Company common stock at the grant date. The Company has established three performance targets for 2013 grants. Those targets are based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target is weighted equally, and target levels are based on United's 2013 financial plan.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March of 2013, 2012 and 2011. Fair value of grants is based on the weighted-average assumptions shown in the following table.

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	5	5	5
Expected volatility	28.8%	37.0%	35.0%
Risk-free interest rate	0.72%	0.84%	2.16%
Fair value	$1.345	$1.105	$1.136

At March 31, 2013, the aggregate intrinsic value of SOSARs outstanding was $298,900. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on March 31, 2013 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on March 31, 2013. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.49 years.

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

The following summarizes year to date option activity for the 2005 Plan:

Stock Options	Options Outstanding	Weighted Avg. Exercise Price
Balance at January 1, 2013	358,070	$21.32
Options expired	(20,803)	22.21
Options forfeited	-	-
Balance at March 31, 2013	337,267	$21.26

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

Return to Cross Reference Table

The table below provides information regarding stock options outstanding under the 2005 Plan at March 31, 2013.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Avg. Exercise Price	Number Outstanding	Weighted Avg. Exercise Price
$6.00 to $32.14	337,267	3.59	Years	$21.26	337,267	$21.26

As of the end of the first quarter of 2013, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan. At March 31, 2013, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on March 31, 2013 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on March 31, 2013.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The balance of loans serviced for others related to servicing rights that have been capitalized and the unpaid principal balance of loans serviced for others at March 31, 2013 and December 31, 2012 were as follows:

In thousands of dollars	3/31/13	12/31/12	Change	Percent
Loans serviced with service rights	$891,153	$850,728	$40,425	4.8%
Total loans serviced	895,939	853,761	42,178	4.9%

Unamortized loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheet, for the three month periods ended March 31, 2013 and 2012, are shown below.

	Three Months Ended
	March 31,
In thousands of dollars	2013	2012
Balance at beginning of period	$6,379	$5,405
Amount capitalized	842	528
Amount amortized	(462)	(388)
Balance at March 31,	$6,759	$5,545

The fair value of servicing rights was as follows:

In thousands of dollars	3/31/13	12/31/12
Fair value, January 1	$8,285	$7,331
Fair value, end of period	$8,885	$8,285

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

A reconciliation of basic and diluted earnings per share follows.

	Three Months Ended
	March 31,
In thousands, except per-share data	2013	2012
Net income	$1,942	$842
Less:
Accretion of discount on preferred stock	(29)	(27)
Dividends on preferred stock	(258)	(258)
Income available to common shareholders	$1,655	$557

Weighted avg. common shares outstanding	12,689.6	12,672.5
Weighted avg. contingently issuable shares	125.5	112.0
Total weighted avg. shares outstanding	12,815.1	12,784.5
Basic and diluted income per share	$0.13	$0.04

A total of 383,517 and 614,480 shares, respectively, for the three month periods ended March 31, 2013 and 2012, subject to stock options, restricted stock, RSU and SOSAR grants, and 311,492 shares subject to warrants as of March 31, 2012, are not considered in computing diluted earnings per share because they were not dilutive. The Company had no warrants outstanding at March 31, 2013.

Note 8 – Disclosures About Fair Value of Assets and Liabilities

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

Return to Cross Reference Table

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at March 31, 2013 and December 31, 2012, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
March 31, 2013	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$28,615	$-	$28,615	$-
Mortgage-backed agency securities	153,805	-	153,805	-
Obligations of states and political subdivisions	20,804	-	20,804	-
Equity securities	27	27	-	-
Total available for sale securities	$203,251	$27	$203,224	$-

December 31, 2012
Available for sale securities:
U.S. Treasury and agency securities	$27,316	$-	$27,316	$-
Mortgage-backed agency securities	160,499	-	160,499	-
Obligations of states and political subdivisions	18,286	-	18,286	-
Equity securities	28	28	-	-
Total available for sale securities	$206,129	$28	$206,101	$-

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

Return to Cross Reference Table

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 in the quarter ended March 31, 2013 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
March 31, 2013	$13,143	$-	$-	$13,143
December 31, 2012	21,866	-	-	21,866

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. The Company's practice is to obtain new or updated appraisals on the loans subject to the initial impairment review and then to generally update on an annual basis thereafter. The Company discounts the appraisal amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal is not available at the time of a loan's impairment review, the Company typically applies a discount to the value of an old appraisal to reflect the property's current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. These discounts and estimates are developed by the Credit Department, and are reviewed by the Chief Credit Officer and the Chief Financial Officer. The results of the impairment review result in an increase in the allowance for loan loss or in a partial charge-off of the loan, if warranted. Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method based on current appraisals.

Return to Cross Reference Table

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements as of March 31, 2013 and December 31, 2012. For both periods, the valuation technique used is market comparable properties and unobservable inputs are based on marketability discount at the rates shown.

	Impaired loans
	(collateral dependent)
dollars in thousands	3/31/13	12/31/12
Fair value	$13,143	$21,866
Range (weighted average)	7.5%–30.3%	7.5%-49.5%
Weighted average	11.6%	14.0%

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at March 31, 2013 and December 31, 2012, were as follows:

March 31, 2013	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$83,258	$83,258	$-	$-
Securities available for sale	203,251	27	203,224	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	9,630	-	9,630	-
Net portfolio loans	577,963	-	-	583,228
Accrued interest receivable	2,828	-	2,828	-

Financial Liabilities
Total deposits	$(804,045)	$(152,325)	$(654,021)	$-
FHLB advances	(19,999)	-	(21,038)	-
Accrued interest payable	(403)	-	(403)	-

December 31, 2012
Financial Assets
Cash and cash equivalents	$70,612	$70,612	$-	$-
Securities available for sale	206,129	28	206,101	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	13,380	-	13,380	-
Net portfolio loans	564,135	-	-	574,137
Accrued interest receivable	2,620	-	2,620	-

Financial Liabilities
Total deposits	$(784,643)	$-	$(787,015)	$-
FHLB advances	(21,999)	-	(23,007)	-
Accrued interest payable	(354)	-	(354)	-

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company. Changes in the following methodologies and assumptions could significantly affect the estimated fair value:

Return to Cross Reference Table

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

Note 9 – Accounting Developments

Accounting Standards Update No. 2013-01—Balance Sheet (Topic 210). On January 31, 2013, FASB released ASU 2013-01. The objective of this Update is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities, would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or are subject to a master netting arrangement or similar agreement. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-250—Balance Sheet (Topic 210) which has been deleted.

An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Return to Cross Reference Table

Accounting Standards Update No. 2013-02—Other Comprehensive Income (Topic 220). On February 5, 2013, FASB issued ASU 2013-02. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The amendments would require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.

This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-240—Comprehensive Income (Topic 220) which has been deleted. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-04—Liabilities (Topic 405).On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP.

The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D--Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 10 – Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for  United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three month periods ended March 31, 2013 and 2012. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Return to Cross Reference Table

Background

United is a Michigan corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized nearly 120 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At March 31, 2013, we had total assets of $927.2 million, deposits of $804.0 million, and total shareholders' equity of $99.0 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the three months ended March 31, 2013, our noninterest income equaled 44.8% of our combined net interest income and noninterest income. For each of the last five years ended December 31, 2012, noninterest income approximated 35.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.66% for the three months ended March 31, 2013. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

Our bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers.

Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened its first loan production office in Livingston County, Michigan. In 2012, that office was converted to a full-service banking office, and the Bank opened a new loan production office in the city of Monroe, Michigan.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been the most active originator of residential mortgage loans in our market area. Our mortgage group generated 37.1% of our noninterest income for the three months ended March 31, 2013. United's mortgage group was the leading residential mortgage lender in Lenawee County, and had the second-highest volume in Washtenaw County for 2011.2 Information for 2012 is not yet available.

2 SNL.com, Mortgage Origination Market Share by County for the State of Michigan for 2011

Return to Cross Reference Table

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management group generated 23.7% of our noninterest income for the three months ended March 31, 2013.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2012 and 2011, USFC was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2012, USFC was the second largest SBA 7A lender in Michigan, based on loan volume.3 More recent information is not yet available.

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

Other Developments

Board Resolutions

In connection with the termination of the Bank's Memorandum of Understanding, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.73% at March 31, 2013, after payment of a $1.0 million dividend to the Company in the first quarter of 2013.

On April 22, 2010, at the direction of the Federal Reserve Bank, the Company's Board of Directors adopted a resolution requiring the Company to obtain written approval from the Federal Reserve Bank prior to any of the following:  (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock. On February 12, 2013, the Federal Reserve Bank notified the Company that it is no longer required to obtain prior approval of future payments of dividends on the Company's outstanding 20,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share (the "Preferred Shares").

3 U.S. Small Business Administration, Detroit, Michigan office

Return to Cross Reference Table

Capital Planning

Under the terms of the Preferred Shares, the dividend rate on the shares will increase from 5% to 9% in early 2014. The Company is cautiously evaluating its alternatives regarding a possible partial redemption of the Preferred Shares prior to that time.

The Company has begun an effort to build its cash balance at the holding company to provide additional holding company liquidity. The Company's cash balance at the holding company was $6.0 million at March 31, 2013, and the Bank had $6.1 million of retained earnings which could be available to be paid in dividends to the Company at March 31, 2013. The Bank had Tier 1 capital of $11.1 million in excess of the required 8.5% Tier 1 leverage ratio at March 31, 2013. Excess cash at the holding company and retained earnings at the Bank available for dividend to the Company are a possible source of funding for the Company to support a possible partial redemption of the Preferred Shares. The Company does not have any current plans to raise capital through a common stock offering in order to redeem Preferred Shares while its shares of common stock are trading at a significant discount to tangible book value, such as the discount in existence at March 31, 2013.

Executive Summary

The Company's consolidated net income was $1.9 million in the first quarter of 2013, compared to $842,000 for the same period of 2012. Net income per common share for the three months ended March 31, 2013 and 2012 was $0.13 and $0.04, respectively. Return on average assets ("ROA") was 0.87% and 0.38%, respectively, for the first three months of 2013 and 2012. Return on average shareholders' equity ("ROE") was 8.07% for the first quarter of 2013, up from 3.61%, for the same period of 2012.

The Company's combined net interest income and noninterest income was up 7.2% in the first quarter of 2013 compared to the same period of 2012. While some categories of noninterest income decreased in the first quarter of 2013 compared to the same period of 2012, large increases in income from loan sales and servicing more than offset the decreases. Total noninterest income for the quarter ended March 31, 2013 was up 24.5% compared to the same period of 2012.

Total noninterest expenses for the first quarter of 2013 were up 3.5% in the first three months of 2013 compared to the same period of 2012  The largest dollar increases were in compensation expense, and several categories of noninterest expense declined in the same period.. Among those were attorney, accounting and other professional fees, expenses related to other real estate owned ("ORE") and other foreclosed properties, and FDIC insurance premiums.

The Company's provision for loan losses for the first quarter of 2013 was $1.0 million, down from $2.1 million for the same period of 2012. This compared to net charge-offs of $1.4 million for the first quarter of 2013. The reduced level of provision for losses is a direct result of United's improvement in its credit quality measures and Management's evaluation of the adequacy of the allowance for loan losses.

Return to Cross Reference Table

Total consolidated assets of the Company were $927.2 million at March 31, 2013, compared to $907.7 million at December 31, 2012 and $914.5 million at March 31, 2012. Total portfolio loans of $600.1 million increased by $13.4 million in the first three months of 2013, and by $24.6 million since March 31, 2012.

The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at March 31, 2013 was $895.9 million, and has increased by $137.7 million, or 18.2%, in the twelve months ended March 31, 2013.

The Company continues to hold elevated levels of investments, federal funds sold and cash equivalents. United's balances in federal funds sold and other short-term investments were $69.9 million at March 31, 2013, compared to $56.8 million at December 31, 2012 and $96.4 million at March 31, 2012. Securities available for sale of $203.3 million at March 31, 2013 were down $2.9 million from December 31, 2012 levels, but have increased by $19.8 million since March 31, 2012.

Total deposits of $804.0 million at March 31, 2013 were up $19.4 million from $784.6 million at December 31, 2012, with all of the growth in interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.47% for the first quarter of 2013, down from 0.68% for the same period of 2012.

The Company's ratio of allowance for loan losses to total loans was 3.69% and the ratio of allowance for loan losses to nonperforming loans was 147.9% at March 31, 2013, compared to 3.84% and 134.6%, respectively, at December 31, 2012 and 3.66% and 81.0%, respectively, at March 31, 2012. The Company's allowance for loan losses decreased by $385,000 from December 31, 2012 to March 31, 2013, as net charge-offs exceeded provision for loan losses in the quarter. Net charge-offs for the most recent quarter were $1.4 million, representing the lowest level since the second quarter of 2008, and averaged approximately $1.6 million per quarter for 2012.

Within the Company's loan portfolio, $15.0 million of loans were considered nonperforming at March 31, 2013, compared to $16.8 million at December 31, 2012 and $26.0 million at March 31, 2012. Total nonperforming loans as a percent of total portfolio loans decreased from 2.86% at the end of 2012 and 4.51% at March 31, 2012 to 2.50% at March 31, 2013. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at March 31, 2013, December 31, 2012 and March 31, 2012 were $14.2 million, $15.8 million and $20.4 million, respectively.

Return to Cross Reference Table

Financial Condition

Investment Securities

Balances in the securities portfolio have increased in recent periods, while the Company has reduced its interest bearing balances with banks. The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$28,615	14.1%	$27,316	13.3%
Mortgage-backed agency securities	153,805	75.7%	160,499	77.9%
Obligations of states and political subdivisions	20,804	10.2%	18,286	8.9%
Equity securities	27	0.0%	28	0.0%
Total Investment Securities	$203,251	100.0%	$206,129	100.0%

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

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of interest rate changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains in each category of the portfolio at March 31, 2013 and December 31, 2012.

Unrealized gains in thousands of dollars	3/31/13	12/31/12	Change
U.S. Treasury and agency securities	$-	$116	$(116)
Mortgage-backed agency securities	1,779	1,670	109
Obligations of states and political subdivisions	551	735	(184)
Equity securities	1	2	(1)
Total Investment Securities	$2,331	$2,523	$(192)

Return to Cross Reference Table

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.6 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The FHLBI reported a profit of $143 million for 2012, and continues to pay dividends on its stock.4 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of March 31, 2013.

Portfolio Loans

The following table shows the dollar and percent change in the major categories of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Personal loans	$3,577	3.3%	$11,678	11.8%
Business loans	4,905	1.6%	(3,958)	-1.2%
Residential mortgages	1,175	1.0%	17,455	16.6%
Construction & development loans	1,699	4.2%	1,113	2.7%
Other (1)	2,087	93.1%	(1,675)	-27.9%
Total portfolio loans	$13,443	2.3%	$24,613	4.3%

(1) Includes deferred loan fees and costs, overdrafts, in-process accounts

Total portfolio loan balances increased by $13.4 million, or 2.3%, from December 31, 2012 and $24.6 million, or 4.3%, from March 31, 2012. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances increased by $3.6 million, or 3.3%, in the first quarter of 2013, and grew by $11.7 million, or 11.8%, in the twelve months ended March 31, 2013.

Business loan balances (consisting of owner-occupied commercial real estate loans, other commercial real estate loans and commercial and industrial loans) increased by $4.9 million, or 1.6%, in the first quarter of 2013, with a decline of $4.0 million, or 1.2%, over the twelve months ended March 31, 2013. Growth of business loans in the first three months of 2013 reflects a modest improvement in loan demand, net of write-downs, charge-offs and payoffs.

The Bank's loan portfolio includes $3.7 million of purchased participations in business loans originated by other institutions. These participations represent 0.6% of total loans. Of those participation loans, 73.4% of the outstanding balances are the result of participations purchased from other Michigan community banks.

4 Federal Home Loan Bank of Indianapolis, Form 10-K Annual Report for the period ended December 31, 2012.

Return to Cross Reference Table

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. Portfolio balances of residential mortgages increased by 1.0% in the first quarter of 2013 and by 16.6% in the twelve months ended March 31, 2013.

Outstanding balances of loans for construction and development have increased by $1.7 million in the first quarter of 2013 and $1.1 million since March 31, 2012. The increase in the first quarter of 2013 consisted of approximately $0.4 million of commercial construction (primarily owner-occupied) loans, and $1.2 million of consumer residential construction loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category for the past five quarters.

Nonperforming assets
In thousands of dollars	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12
Nonaccrual loans	$14,598	$16,714	$20,386	$25,634	$25,958
Accruing loans past due 90 days or more	380	37	406	242	13
Total nonperforming loans	14,978	16,751	20,792	25,876	25,971
Nonperforming loans % of total portfolio loans	2.50%	2.86%	3.51%	4.48%	4.51%
Allowance coverage of nonperforming loans	147.9%	134.6%	108.0%	85.4%	81.0%

Other assets owned	3,106	3,412	2,179	3,392	3,484
Total nonperforming assets	$18,084	$20,163	$22,971	$29,268	$29,455
Nonperforming assets % of total assets	1.95%	2.22%	2.56%	3.31%	3.22%

Loans delinquent 30-89 days	$2,352	$3,007	$2,807	$2,070	$3,729

Accruing restructured loans
Business, including commercial mortgages	$5,266	$7,643	$7,819	$8,641	$9,137
Construction and development	4,728	4,738	5,017	6,840	7,825
Residential mortgage	4,001	3,267	3,276	3,284	3,293
Home Equity	171	171	171	171	171
Total accruing restructured loans	$14,166	$15,819	$16,283	$18,936	$20,426

Return to Cross Reference Table

Total nonaccrual loans have decreased by $2.1 million since December 31, 2012, while accruing loans past due 90 days or more have increased by $343,000 for the same period. A significant portion of the decline in nonperforming assets in the first quarter of 2013 was primarily the result of loan charge-offs.

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonperforming loans have declined by $1.7 million since December 31, 2012, and have declined by $11.0 million since March 31, 2012. Total nonperforming loans as a percent of total portfolio loans were 2.50% at March 31, 2013, down from 2.86% and 4.51% at December 31 and March 31, 2012, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 81.0% and 134.6%, respectively, at March 31 and December 31, 2012 to 147.9% at March 31, 2013. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $306,000 since the end of 2012 as the Bank continued to sell other assets owned, while additional other assets owned have been added to its totals. At March 31, 2013, other real estate owned included twenty-one properties that were acquired through foreclosure or in lieu of foreclosure. The properties included sixteen commercial properties, seven of which were the result of out-of-state loan participations, and five residential properties. All properties are for sale. Other repossessed assets at March 31, 2013 consisted of four automobiles.

The following table reflects the changes in other assets owned during 2013.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,409	$3	$3,412
Additions	191	53	244
Sold	(476)	(3)	(479)
Write-downs of book value	(71)	-	(71)
Balance at March 31	$3,053	$53	$3,106

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

Return to Cross Reference Table

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

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $9.6 million at March 31, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $14.2 million at March 31, 2013 and $15.8 million at December 31, 2012.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or are greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDRs to determine if any TDR should be removed from TDR status. As of March 31, 2013, there were four commercial loans classified as TDRs totaling $1.1 million that were proceeding through this six-month performance period and whose rate is not below current market rates.

Accruing restructured loans at March 31, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

Return to Cross Reference Table

The Company performed its quarterly evaluation of the specific reserves on all of its TDRs at March 31, 2013. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest. The following table compares the recorded investment in accruing TDRs and their specific reserve amount, as of March 31, 2013 and December 31, 2012.

In thousands of dollars	3/31/13	12/31/12	Change
Balance of TDR Loans	$14,166	$15,819	$(1,653)
Specific reserve on above loans	4,034	4,467	(433)
Percent	28.5%	28.2%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $31.1 million of impaired loans have been identified as of March 31, 2013, down from $34.3 million at December 31, 2012. The specific allowance for impaired loans was $7.0 million at March 31, 2013, down from $8.3 million at December 31, 2012. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank's current analysis of losses inherent in its loan portfolio.

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

Return to Cross Reference Table

The residential mortgage portfolio consists of loans to finance 1-4 family residences, second homes, vacation homes, and residential investment properties. The personal loan portfolio consists of direct and indirect installment, home equity and unsecured revolving line of credit loans. Installment loans consist primarily of home equity loans and loans for consumer durable goods, principally automobiles. Indirect personal loans, which make up a small percent of the personal loans, consist of loans for automobiles, boats and manufactured housing.

Allowance for Loan Losses. The Company's allowance for loan losses declined by $385,000 during the first quarter of 2013 and has increased by $1.1 million since March 31, 2012. The allowance for loan losses as a percent of total loans of 3.69% at March 31, 2013 was up from 3.66% at March 31, 2012. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of March 31, 2013 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

				% of
	Unpaid			Unpaid
	Principal		Cumulative	Principal
Dollars in thousands	Balance	ALLL	Allowance	Balance
Accruing TDRs	$14,166	$4,034	$4,034	28.5%

Other Impaired Loans	16,890	2,933	2,933
Cumulative Charge-offs	8,586	-	8,586
Total	25,476	2,933	11,519	45.2%

Non-impaired loans	$569,065	$15,191	$15,191	2.7%

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At March 31, 2013, core deposits accounted for 99.3% of total deposits, up from 98.8% at March 31, 2012. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank's market area.

Return to Cross Reference Table

The table below shows the change in the various categories of the deposit portfolio for the three and twelve month periods ended March 31, 2013.

	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Noninterest bearing	$(13,105)	-7.9%	$(8,202)	-5.1%
Interest bearing deposits	32,507	5.2%	19,750	3.1%
Total deposits	$19,402	2.5%	$11,548	1.5%

The shift of balances from noninterest bearing to interest bearing in both periods above was due, in part, to the expiration of the TAG program on December 31, 2012. See "Expiration of the FDIC's Transaction Account Guarantee Program" above under "Other Developments."

Deposit balances grew by $19.4 million, or 2.5%, in the first quarter of 2013, and have increased by $11.5 million, or 1.5%, in the twelve months ended March 31, 2013. In the most recent quarter, demand deposit balances decreased by $13.1 million, while interest bearing deposits increased by $32.5 million. The increase in interest bearing deposits during the three months ended March 31, 2013 included a seasonal increase in public fund balances.

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

Noninterest bearing deposits made up 18.9% of total deposits at March 31, 2013, compared to 21.1% at December 31, 2012 and 20.3% at March 31, 2012. The following table shows the makeup of the Company's deposits at March 31, 2013, December 31, 2012 and March 31, 2012.

Percentage Makeup of Deposit Portfolio	3/31/13	12/31/12	3/31/12
Noninterest bearing	18.9%	21.1%	20.3%
Interest bearing deposits	81.1%	78.9%	79.7%
Total deposits	100.0%	100.0%	100.0%

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

Return to Cross Reference Table

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. Additional information regarding borrowed funds is found in the "Liquidity, Cash Equivalents and Borrowed Funds" section below.

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $1.9 million in the first quarter of 2013, up from $842,000 in the first quarter of 2012. The improvement in income in the first quarter of 2013 resulted primarily from increased levels of noninterest income and reduced amounts in the Company's provision for loan losses, and offset in part by a 3.5% increase in noninterest expense compared to the first quarter of 2012.

United's net interest margin was 3.46% for the three month period ended March 31, 2013, compared to 3.62% for the same period of 2012 and 3.45% for the fourth quarter of 2012. For the first quarter of 2013, net interest income of $7.3 million was down 3.7% compared to the same period of 2012. Noninterest income of $5.9 million for the most recent quarter improved by 24.5% compared to the first quarter of 2012. Noninterest income represented 44.8% of the Company's combined net interest income and noninterest income for the three months ended March 31, 2013, compared to 38.6% for the same period of 2012.

Total noninterest expense for the first quarter of 2013 was up 3.5% from the first quarter of 2012. In the first quarter of 2013, the largest dollar increases in noninterest expense were in compensation expense. Expenses related to salaries and employee benefits increased by 17.5% in the first quarter of 2013 compared to the same period of 2012. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its anticipated future expansion, including expansion into Livingston and Monroe Counties, and modest salary increases were implemented effective April 1, 2012. Expenses in the first quarter of 2013 also included a modest accrual for profit sharing and cash bonuses, reflecting the Company's improved financial condition and results of operations. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

The Company's provision for loan losses of $1.0 million in the first quarter of 2013 was down from $2.1 million for the first quarter of 2012. ROA was 0.87% for the first quarter of 2013, compared to 0.38% for the comparable period of 2012, and ROE was 8.07% for the first quarter of 2013 compared to 3.61% for the same period of 2012.

Return to Cross Reference Table

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2013	2012
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income	$7,288	$7,384	$7,646	$7,566	$7,569
Provision for loan losses	1,000	1,700	2,000	2,550	2,100
Noninterest income	5,924	5,891	5,564	5,278	4,758
Noninterest expense	9,486	9,586	9,300	9,148	9,169
Federal income tax provision	784	543	520	361	216
Net income	1,942	1,446	1,390	785	842
Earnings per common share	$0.13	$0.09	$0.09	$0.04	$0.04
Return on average assets (a)	0.87%	0.64%	0.62%	0.36%	0.38%
Return on average shareholders' equity (a)	8.07%	5.94%	5.79%	3.35%	3.61%
Net interest margin	3.46%	3.45%	3.63%	3.62%	3.62%
Efficiency ratio (tax equivalent basis)	71.3%	71.7%	69.9%	70.7%	73.8%
Tier 1 leverage ratio	10.5%	10.2%	10.1%	9.9%	9.8%

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

The Company's strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA improved to 1.66% for the first three months of 2013, compared to 1.42% for the same period in 2012.

Return to Cross Reference Table

The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
In thousands of dollars	2013	2012	Change
Interest income	$8,160	$8,833	-7.6%
Interest expense	872	1,264	-31.0%
Net interest income	7,288	7,569	-3.7%
Noninterest income	5,924	4,758	24.5%
Noninterest expense	9,486	9,169	3.5%
Pre-tax, pre-provision income	$3,726	$3,158	18.0%
Average assets	$907,707	$894,346	1.5%
Pre-tax, pre-provision ROA	1.66%	1.42%	0.24%
Reconcilement to GAAP income:
Provision for loan losses	1,000	2,100
Income tax	784	216
Net income	$1,942	$842

Net Interest Income

United's net interest margin has declined in recent quarters, as a result of continued downward pressure on both short and long-term interest rates. The Company's mix of assets has evolved over recent quarters, resulting in a slowing of the decline in its yields on earning assets. Portfolio loan growth of $24.6 million in the twelve months ended March 31, 2013 has contributed to this shift in mix. The Company converted its loan production office in Brighton, Michigan to a full-service banking office in the second quarter of 2012, and opened a new loan production office within the City of Monroe, Michigan in July 2012. Both offices have contributed to increased lending activity. In addition, loan volumes within the Bank's existing markets have improved modestly.

The Company has held historically high levels of liquidity since 2009. While the additional liquidity contributed to the Company's margin compression during that time period, a shift of a portion of its liquidity from federal funds and equivalents to investment securities in 2012 has slowed United's decline in yields on earning assets. At the same time, the Bank has reduced its average balances of FHLB advances and higher-cost deposits during the twelve months ended March 31, 2013, and continues to fund its growth primarily with core deposits.

United's net interest margin was 3.46% for the three month period ended March 31, 2013, compared to 3.62% for the same period of 2012. Net interest spread on a tax equivalent basis declined from 3.42% for the first quarter of 2012 to 3.30% for the first quarter of 2013.

Return to Cross Reference Table

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013			2012
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$56,798	$36	0.26%	$85,003	$54	0.25%
Taxable investments	190,331	454	0.95%	160,408	674	1.69%
Tax exempt securities (b)	15,871	232	5.85%	20,739	269	5.86%
Taxable loans	599,740	7,488	5.06%	583,823	7,902	5.44%
Tax exempt loans (b)	2,971	42	5.62%	1,863	35	7.62%
Total int. earning assets (b)	865,711	8,252	3.84%	851,836	8,934	4.20%
Less allowance for loan losses	(23,083)			(21,611)
Other assets	65,079			64,121
Total Assets	$907,707			$894,346

Liabilities and Shareholders' Equity
NOW and savings deposits	$407,604	128	0.13%	$367,605	157	0.17%
Other interest bearing deposits	231,265	607	1.06%	260,878	899	1.39%
Total int. bearing deposits	638,869	735	0.47%	628,483	1,056	0.68%
Other borrowings	20,377	137	2.73%	24,035	208	3.34%
Total int. bearing liabilities	659,246	872	0.54%	652,518	1,264	0.78%
Noninterest bearing deposits	147,174	-		145,494	-
Total including noninterest bearing deposits	806,420	872	0.44%	798,012	1,264	0.64%
Other liabilities	3,650			2,602
Shareholders' equity	97,637			93,732
Total Liabilities and Shareholders' Equity	$907,707			$894,346
Net interest income (b)		7,380			7,670
Net spread (b)			3.30%			3.42%
Net yield on interest earning assets (b)			3.46%			3.62%
Tax equivalent adjustment on interest income		(92)			(101)
Net interest income per income statement		$7,288			$7,569
Ratio of interest earning assets to interest bearing liabilities			1.31			1.31

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Provision for Loan Losses

The Company's provision for loan losses for the first three months of 2013 was $1.0 million, down from $2.1 million for the same period of 2012. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio.

Return to Cross Reference Table

The Company's net charge-offs of $1.4 million exceeded the Company's provision for loan losses for the quarter ended March 31, 2013, and were primarily associated with loans for which the Company carried specific reserves at December 31, 2012. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income improved by 24.5% for the first three months of 2013 compared to the same period of 2012. The following table summarizes changes in noninterest income by category for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
In thousands of dollars	2013	2012	Change
Service charges on deposit accounts	$424	$433	-2.1%
Wealth Management fee income	1,404	1,225	14.6%
Income from loan sales and servicing	3,052	1,904	60.3%
ATM, debit and credit card fee income	496	507	-2.2%
Other income	548	689	-20.5%
Total noninterest income	$5,924	$4,758	24.5%

Service charges on deposit accounts were down 2.1% in the first quarter of 2013 compared to the same period a year earlier. Substantially all of the change in 2013 was due to the Company's levels of non-sufficient funds and overdraft fees collected.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 14.6% in the first quarter of 2013 compared to the same period of 2012.

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2013, and has increased by 60.3% in the first three months of 2013 when compared to the same period of 2012, as a result of continued high levels of residential mortgage loans originated and sold on the secondary market.

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

	Three Months Ended
	March 31,
In thousands of dollars	2013	2012
Residential mortgage sales and servicing	$2,198	$1,793
USFC commercial loan sales and servicing	854	111
Total income from loan sales and servicing	$3,052	$1,904

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas in the three month period ended March 31, 2013 is substantially unchanged from the level achieved in the same period of 2012.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also included gains on the sale of ORE property of $220,000 in the first quarter of 2013, compared to $290,000 in the comparable period of 2012. Total other income was down 20.5% in the first quarter of 2013 compared to the same period of 2012. The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2013	2012
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Service charges on deposit accounts	$424	$483	$496	$449	$433
Wealth Management fee income	1,404	1,395	1,319	1,311	1,225
Income from loan sales and servicing	3,052	2,805	2,803	2,592	1,904
ATM, debit and credit card fee income	496	543	517	559	507
Other income	548	665	429	367	689
Total noninterest income	$5,924	$5,891	$5,564	$5,278	$4,758

Noninterest Expense

Salaries and employee benefits typically make up roughly 60% of the Company's total noninterest expense. Occupancy and equipment expense is the second-largest noninterest expense category, and expenses in this area have remained relatively consistent over the most recent five quarters. The Company has implemented changes in its data processing as part of its risk mitigation initiatives, resulting in an increase in external data processing expense beginning in the third quarter of 2012.

Return to Cross Reference Table

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2013	2012
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Salaries and employee benefits	$5,877	$5,796	$5,464	$5,221	$5,001
Occupancy and equipment expense, net	1,348	1,323	1,350	1,320	1,318
External data processing	372	349	250	267	247
Advertising and marketing	264	185	190	184	193
Attorney, accounting and other professional fees	411	226	416	770	468
Expenses relating to ORE property and other foreclosed assets	168	395	417	183	933
FDIC insurance premiums	186	250	292	296	295
Other expenses	860	1,062	921	907	714
Total noninterest expense	$9,486	$9,586	$9,300	$9,148	$9,169

The following table summarizes changes in the Company's noninterest expense by category for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
In thousands of dollars	2013	2012	Change
Salaries and employee benefits	$5,877	$5,001	17.5%
Occupancy and equipment expense, net	1,348	1,318	2.3%
External data processing	372	247	50.6%
Advertising and marketing	264	193	36.8%
Attorney, accounting and other professional fees	411	468	-12.2%
Director fees	105	98	7.1%
Expenses relating to ORE property and other foreclosed assets	168	933	-82.0%
FDIC insurance premiums	186	295	-36.9%
Other expenses	755	616	22.6%
Total noninterest expense	$9,486	$9,169	3.5%

Total noninterest expenses were up 3.5% in the first three months of 2013 compared to the same period of 2012. A number of categories of noninterest expense declined during the first quarter of 2013 compared to the same period of 2012. Those included attorney, accounting and other professional fees, expenses relating to ORE property and other foreclosed assets and FDIC insurance premiums.

Salaries and employee benefits for the first three months of 2013 increased by 17.5% over the same period one year earlier. The increases reflect, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston and Monroe Counties, and modest salary increases were implemented effective April 1, 2012. Expenses in the first quarter of 2013 also included a modest accrual for profit sharing and cash bonuses, reflecting the Company's improved earnings. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

Return to Cross Reference Table

Advertising and marketing expenses increased by 36.8% in the first quarter of 2013 compared to the same period of 2012. The increase partially reflects the Company's launch of a new branding initiative in the third quarter of 2012. The Company reduced its advertising and marketing expenditures by approximately 50% in 2009 compared to 2008, and remained at reduced levels until the launch of the branding initiative. This branding initiative represents a renewed emphasis on marketing, and the Company expects a continued trend toward more historic spending levels for marketing and advertising expense.

Expenses related to ORE and other foreclosed properties decreased by $765,000 in the first quarter of 2013 compared to the same quarter of 2012. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. During the first quarter of 2012, the Company recorded $550,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted, and no such expense was recorded in the first quarter of 2013. FDIC insurance premiums declined by 36.9% during the first three months of 2013 compared to the same period of 2012 as a result of lower base charges.

Other expenses were up $139,000 during the first quarter of 2013 compared to the same period of 2012. While no category type of expense was responsible for the increase, non-credit losses and higher levels of expenses related to loan origination contributed to this increase.

Federal Income Tax

The table below shows the Company's effective tax rates for the three month periods ended March 31, 2013 and 2012. The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income.

	Current Quarter
	2013	2012
Effective tax rate	28.8%	20.4%

The Company's net deferred tax asset was $8.4 million at March 31, 2013. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses from 2009 to 2011, the Company has a tax Net Operating Loss ("NOL") of $1.6 million as of December 31, 2012.

Return to Cross Reference Table

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009.
•	The Company had a NOL carry-forward position of $1.6 million at December 31, 2012, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
•	The Company can carry-forward losses for up to 20 years.
•
The Company's pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011, $6.1 million in 2012, and $2.7 million for the first quarter of 2013.

•
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which has been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011, $8.4 million in 2012, and $1.0 million for the first quarter of 2013.

•	The Company believes it has returned to sustained profitability as a result of strong core earnings and continued reduction in loan losses.
•	The Company does have available certain tax planning strategies, including:
o	Sale and leaseback of premises
o	Sale of mortgage servicing rights
o	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at March 31, 2013 or December 31, 2012.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. In 2013 and 2012, the Bank generally utilized short-term interest-bearing balances with banks as an alternative to federal funds sold.

The Company's balances in federal funds sold and short-term interest-bearing balances with banks were $69.9 million at March 31, 2013, compared to $56.8 million at December 31, 2012 and $96.4 million at March 31, 2012. Balances of investments held for sale have increased to $203.3 million at March 31, 2013, compared to $206.1 million and $183.4 million at December 31, 2012 and March 31, 2012, respectively. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

Return to Cross Reference Table

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2013 or 2012.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first three months of 2013, the Bank procured no new advances, and repaid $2.0 million of matured borrowings. In the past twelve months, maturities and principal payments on advances have reduced outstanding balances by $4.0 million.

Capital Resources

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

In connection with termination of the Bank's MOU, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.73% at March 31, 2013, after payment of a $1.0 million dividend to the Company in the first quarter of 2013.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory and Board resolution requirements at March 31, 2013 and December 31, 2012.

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Minimum Required by Board Resolution (3)
	$000%		$000%		$000%				$000%
As of March 31, 2013
Tier 1 Capital to Average Assets
Consolidated	$94,607	10.5%	$36,194	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	87,739	9.7%	36,082	4.0%	45,103		5.0%		76,675		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	94,607	15.5%	24,381	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	87,739	14.4%	24,344	4.0%	36,516		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	102,406	16.8%	48,762	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	95,531	15.7%	48,688	8.0%	60,860		10.0%		N/	A	N/	A

As of December 31, 2012
Tier 1 Capital to Average Assets
Consolidated	$91,886	10.2%	$36,059	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	9.6%	35,755	4.0%	44,694		5.0%		75,980		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	91,886	15.4%	23,914	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	14.4%	23,862	4.0%	35,792		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	99,545	16.7%	47,829	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	93,370	15.7%	47,723	8.0%	59,654		10.0%		N/	A	N/	A

(1) Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2) Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions.
(3) Represents requirements of the Board resolution adopted in November, 2012.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

April 26, 2013

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