Form 10-Q
period 2013-06-30
UNITED BANCORP INC /MI/
filed 2013-07-26
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
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

As of July 26, 2013, there were outstanding 12,712,977 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may," "could," "will," "is likely," or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing," "trend,"  "future," or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to the potential partial redemption of Preferred Shares and possible future redemption of the remaining Preferred Shares, deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, future impacts of legal proceedings, the effects on earnings of changes in interest rates and the future level of other revenue sources. Future redemption of the remaining Preferred Shares would require regulatory and Board of Directors approval. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

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

Return to Cross Reference Table
Cross Reference Table

Return to Cross Reference Table
Part I – Financial Information

Item 1 – Financial Statements

(a)            Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	June 30,	December 31,
Assets	2013	2012
Cash and demand balances in other banks	$18,608	$13,769
Interest bearing balances with banks	35,924	56,843
Total cash and cash equivalents	54,532	70,612

Securities available for sale	195,141	206,129
FHLB Stock	2,691	2,571
Loans held for sale	7,022	13,380

Portfolio loans	618,974	586,678
Less allowance for loan losses	22,001	22,543
Net portfolio loans	596,973	564,135

Premises and equipment, net	10,500	10,719
Bank-owned life insurance	14,440	14,241
Accrued interest receivable and other assets	26,031	25,954
Total Assets	$907,330	$907,741

Liabilities
Deposits
Noninterest bearing deposits	$163,738	$165,430
Interest bearing deposits	628,381	619,213
Total deposits	792,119	784,643

FHLB advances payable	11,999	21,999
Accrued interest payable and other liabilities	4,810	3,702
Total Liabilities	808,928	810,344

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 20,600 shares outstanding; liquidation preference $1,000 per share	20,535	20,476
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,712,977, and 12,705,983 shares issued and outstanding, respectively	85,770	85,682
Accumulated deficit	(6,970)	(10,426)
Accumulated other comprehensive income (loss), net of tax	(933)	1,665
Total Shareholders' Equity	98,402	97,397

Total Liabilities and Shareholders' Equity	$907,330	$907,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(b)            Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars, except per share data	June 30,		June 30,
Interest Income	2013	2012	2013	2012
Interest and fees on loans	$7,681	$7,852	$15,197	$15,778
Interest on securities
Taxable	727	696	1,181	1,370
Tax exempt	158	167	312	346
Interest on federal funds sold and balances with banks	29	43	65	97
Total interest income	8,595	8,758	16,755	17,591

Interest Expense
Interest on deposits	680	985	1,415	2,041
Interest on FHLB advances	91	207	228	415
Total interest expense	771	1,192	1,643	2,456
Net Interest Income	7,824	7,566	15,112	15,135
Provision for loan losses	600	2,550	1,600	4,650
Net Interest Income after Provision for Loan Losses	7,224	5,016	13,512	10,485

Noninterest Income
Service charges on deposit accounts	472	449	896	882
Wealth Management fee income	1,487	1,311	2,891	2,536
Gains on securities transactions	11	-	39	4
Income from loan sales and servicing	2,767	2,592	5,819	4,496
ATM, debit and credit card fee income	561	559	1,057	1,066
Income from bank-owned life insurance	100	106	199	210
Other income	249	261	670	842
Total noninterest income	5,647	5,278	11,571	10,036

Noninterest Expense
Salaries and employee benefits	6,223	5,221	12,100	10,222
Occupancy and equipment expense, net	1,357	1,320	2,705	2,638
External data processing	353	267	725	514
Advertising and marketing	292	184	556	377
Attorney, accounting and other professional fees	349	770	760	1,238
Director fees	104	97	209	195
Expenses relating to ORE property and foreclosed assets	259	183	427	1,116
FDIC insurance premiums	190	296	376	591
Other expenses	747	810	1,502	1,426
Total noninterest expense	9,874	9,148	19,360	18,317
Income Before Federal Income Tax	2,997	1,146	5,723	2,204
Federal income tax	910	361	1,694	577
Net Income	$2,087	$785	$4,029	$1,627

Preferred stock dividends and amortization	(287)	(285)	(573)	(570)
Income Available to Common Shareholders	$1,800	$500	$3,456	$1,057

Basic and diluted earnings per share	$0.14	$0.04	$0.27	$0.08
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(c)            Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars	June 30,		June 30,
	2013	2012	2013	2012
Net income	$2,087	$785	$4,029	$1,627
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized gains (losses) on securities available for sale	(3,734)	401	(3,898)	204
Less: Reclassification for realized amount included in income	(11)	-	(39)	(4)
Other comprehensive income (loss) before tax effect	(3,745)	401	(3,937)	200
Tax expenses (benefit)	(1,273)	136	(1,339)	68
Other comprehensive income (loss)	(2,472)	265	(2,598)	132
Total comprehensive income (loss)	$(385)	$1,050	$1,431	$1,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)            Condensed Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended		Six Months Ended
In thousands of dollars	June 30,		June 30,
Total Shareholders' Equity	2013	2012	2013	2012
Balance at beginning of period	$99,001	$94,265	$97,397	$93,774
Net income	2,087	785	4,029	1,627
Other comprehensive income (loss)	(2,472)	265	(2,598)	132
Cash dividends paid on preferred shares	(258)	(258)	(515)	(515)
Other common stock transactions	44	56	89	95
Balance at end of period	$98,402	$95,113	$98,402	$95,113
Blank Line
The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)            Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
In thousands of dollars	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$4,029	$1,627

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	2,992	3,063
Provision for loan losses	1,600	4,650
Gain on sale of loans	(5,393)	(4,200)
Proceeds from sales of loans originated for sale	200,056	165,733
Loans originated for sale	(188,305)	(163,592)
Gains on securities transactions	(39)	(4)
Change in deferred income taxes	447	397
Stock based compensation expense	125	75
Increase in cash surrender value of bank-owned life insurance	(199)	(210)
Change in investment in limited partnership	(294)	(236)
Change in accrued interest receivable and other assets	1,241	1,537
Change in accrued interest payable and other liabilities	1,232	1,708
Net cash from operating activities	17,492	10,548

Cash Flows from Investing Activities
Securities available for sale
Purchases	(47,912)	(55,689)
Sales	11,752	4,592
Maturities and calls	16,085	16,100
Principal payments	24,831	14,556
(Purchase) Sale or retirement of FHLB stock	(120)	-
Net change in portfolio loans	(34,875)	(19,163)
Premises and equipment expenditures	(321)	(512)
Net cash from investing activities	(30,560)	(40,116)

Cash Flows from Financing Activities
Net change in deposits	7,476	(3,468)
Principal payments on FHLB advances	(10,000)	(260)
Other common stock transactions	27	35
Cash dividends paid on preferred shares	(515)	(515)
Net cash from financing activities	(3,012)	(4,208)
Net change in cash and cash equivalents	(16,080)	(33,776)

Cash and cash equivalents at beginning of year	70,612	107,592
Cash and cash equivalents at end of period	$54,532	$73,816

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,690	$2,540
Loans transferred to other real estate	437	2,400
Income taxes paid	230	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(f)            Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Balances of securities by category are shown below at June 30, 2013 and December 31, 2012. All securities are classified as available for sale.

At June 30, 2013, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$22,155	$40	$(826)	$21,369
Mortgage-backed agency securities	151,638	1,288	(2,088)	150,838
Obligations of states and political subdivisions	22,736	538	(368)	22,906
Equity securities	26	2	-	28
Total	$196,555	$1,868	$(3,282)	$195,141

At December 31, 2012, in thousands of dollars
U.S. Treasury and agency securities	$27,200	$130	$(14)	$27,316
Mortgage-backed agency securities	158,829	2,324	(654)	160,499
Obligations of states and political subdivisions	17,551	740	(5)	18,286
Equity securities	26	2	-	28
Total	$203,606	$3,196	$(673)	$206,129

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

Return to Cross Reference Table

At June 30, 2013	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$14,284	$(826)	$-	$-	$14,284	$(826)
Mortgage-backed agency securities	84,140	(2,051)	3,125	(37)	87,265	(2,088)
Obligations of states and political subdivisions	7,960	(368)	-	-	7,960	(368)
Total	$106,384	$(3,245)	$3,125	$(37)	$109,509	$(3,282)

At December 31, 2012
In thousands of dollars
U.S. Treasury and agency securities	$4,131	$(14)	$-	$-	$4,131	$(14)
Mortgage-backed agency securities	54,538	(639)	1,309	(15)	55,847	(654)
Obligations of states and political subdivisions	941	(5)	-	-	941	(5)
Total	$59,610	$(658)	$1,309	$(15)	$60,919	$(673)

Unrealized losses within the investment portfolio are determined to be temporary. The Company has performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first six months of 2013 or 2012.

The unrealized losses on the Company's investment in available for sale securities were caused by interest rate changes. All of the Company's mortgage-backed securities are issued by U.S. Government-sponsored agencies. The Company owns no obligations issued by the City of Detroit. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2013 or December 31, 2012.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is more likely than not that the Company will not have to sell any security before recovery of its cost basis. Sales activity for securities for the three and six month periods ended June 30, 2013 and 2012 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2013	2012	2013	2012
Sales proceeds	$5,693	$1,745	$11,752	$4,592
Gross gains on sales	60	-	136	30
Gross loss on sales	(49)	-	(97)	(26)

Return to Cross Reference Table

The fair value and amortized cost of securities available for sale by contractual maturity as of June 30, 2013 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
In thousands of dollars	Cost	Fair Value
Due in one year or less	$14,734	$14,840
Due after one year through five years	24,218	23,774
Due after five years through ten years	5,939	5,661
Due after ten years	-	-
Mortgage-backed agency securities	151,638	150,838
Equity securities	26	28
Total securities	$196,555	$195,141

Securities carried at $1.0 million as of June 30, 2013 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

The municipal portfolio contains a small level of geographic risk, as approximately 1.4% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.6% in Monroe County, Michigan and 1.9% in Washtenaw County, Michigan. The total amount of municipal obligations issued by political subdivisions located in these three counties is approximately $9.7 million.

Note 3 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by class at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
Commercial construction & land development	$20,374	3.3%	$28,511	4.9%
Owner-occupied commercial real estate loans	100,956	16.3%	97,755	16.7%
Other commercial real estate loans	134,613	21.7%	113,370	19.3%
Commercial & industrial loans	98,989	16.0%	104,332	17.8%
Residential mortgages	128,839	20.8%	121,393	20.6%
Consumer construction	13,220	2.1%	12,123	2.1%
Home equity loans	78,035	12.6%	72,983	12.4%
Other consumer loans	37,408	6.0%	33,969	5.8%
Deferred loan fees and costs, overdrafts, in-process accounts	6,540	1.1%	2,242	0.4%
Total portfolio loans	$618,974	100.0%	$586,678	100.0%

Return to Cross Reference Table

Note 4 – Allowance for Loan Losses and Credit Risk

The allowance for loan losses ("allowance") is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. The allowance is increased by provisions for loan losses charged to income. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance. This policy applies to each of the Company's loan portfolio segments.

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

The Company's past loan loss experience is determined by analyzing pools of loans based on internal credit risk ratings for commercial loans (construction & land development, owner-occupied commercial real estate, other commercial real estate and all other commercial and industrial loans), and by delinquency status for residential mortgages, consumer loans and all other loan types, based on a migration analysis that is performed quarterly. The quarterly migration analysis is based on activity for the period beginning March 2008. The analysis computes loss rates based on a probability of default ("PD") and loss given default ("LGD"). The March 2008 date was selected in an effort to capture sufficient data points to provide a meaningful migration analysis using available data in comparable formats.

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

An analysis of the allowance for loan losses for the three and six month periods ended June 30, 2013 and 2012 and balances as of December 31, 2012 follows:

	Three Months Ended June 30, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, March 31	$4,081	$4,241	$5,310	$4,182	$2,318	$2,026	$22,158
Provision charged to expense	(664)	(54)	99	927	142	150	600
Losses charged off	(800)	-	-	(712)	(44)	(180)	(1,736)
Recoveries	308	322	36	85	40	188	979
Balance, June 30	$2,925	$4,509	$5,445	$4,482	$2,456	$2,184	$22,001

	Six Months Ended June 30, 2013
Thousands of dollars
Allowance for Loan Losses:
Balance, January 1	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543
Blank Line
Provision charged to expense	(1,251)	807	584	1,001	68	391	1,600
Losses charged off	(800)	(1,738)	(38)	(751)	(123)	(390)	(3,840)
Recoveries	760	347	191	101	55	244	1,698
Balance, June 30	$2,925	$4,509	$5,445	$4,482	$2,456	$2,184	$22,001

Ending balance:
Individually evaluated for impairment	$2,129	$1,937	$992	$703	$732	$-	$6,493
Collectively evaluated for impairment	$796	$2,572	$4,453	$3,779	$1,724	$2,184	$15,508

Total Loans:
Ending balance	$33,594	$104,876	$153,444	$99,848	$105,989	$121,223	$618,974
Ending balance:
Individually evaluated for impairment	$4,882	$4,765	$7,314	$3,239	$5,230	$319	$25,749
Collectively evaluated for impairment	$28,712	$100,111	$146,130	$96,609	$100,759	$120,904	$593,225

Return to Cross Reference Table

	Three Months Ended June 30, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, March 31, 2012	$4,706	$3,961	$4,370	$4,461	$1,886	$1,664	$21,048
Provision charged to expense	197	812	1,359	(54)	122	114	2,550
Losses charged off	(474)	-	(963)	(337)	(258)	(207)	(2,239)
Recoveries	158	5	79	285	58	153	738
Balance, June 30	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097

	Six Months Ended June 30, 2012
Thousands of dollars
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,449	935	1,843	(191)	453	161	4,650
Losses charged off	(758)	(58)	(1,818)	(700)	(639)	(490)	(4,463)
Recoveries	220	26	99	505	63	364	1,277
Balance, June 30	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097

	Balances at December 31, 2012
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$3,271	$2,904	$1,079	$274	$771	$5	$8,304
Collectively evaluated for impairment	945	2,189	3,629	3,857	1,685	1,934	14,239
Total Allowance for Loan Losses	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Total Loans:
Ending balance:
Individually evaluated for impairment	$8,224	$10,263	$7,797	$2,049	$5,561	$394	$34,288
Collectively evaluated for impairment	32,410	92,316	123,207	96,336	96,095	112,026	552,390
Total Loans	$40,634	$102,579	$131,004	$98,385	$101,656	$112,420	$586,678

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

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of June 30, 2013 and December 31, 2012 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At June 30, 2013
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$10,348	$87,165	$110,922	$85,885	$294,320
5	Special Mention	4,547	8,317	14,873	6,379	34,116
6	Substandard	4,999	5,474	8,818	6,688	25,979
7	Doubtful	480	-	-	37	517
8	Loss	-	-	-	-	-
Total		$20,374	$100,956	$134,613	$98,989	$354,932

Return to Cross Reference Table

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$122,369	$13,220	$77,792	$37,279	$250,660
Accruing restructured	4,296	-	171	-	4,467
Delinquent less than 90 days	902	-	-	52	954
Nonperforming	1,272	-	72	77	1,421
Total	$128,839	$13,220	$78,035	$37,408	$257,502
Subtotal					$612,434
Deferred loan fees and costs, overdrafts, in-process accounts					6,540
Total Portfolio Loans					$618,974

In thousands of dollars		At December 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,813	$78,507	$86,445	$91,711	$269,476
5	Special Mention	7,378	11,510	17,073	5,104	41,065
6	Substandard	7,840	7,738	9,852	7,475	32,905
7	Doubtful	480	-	-	42	522
8	Loss	-	-	-	-	-
Total		$28,511	$97,755	$113,370	$104,332	$343,968

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$114,071	$12,123	$72,344	$33,764	$232,302
Accruing restructured	3,267	-	171	-	3,438
Delinquent less than 90 days	1,714	-	343	150	2,207
Nonperforming	2,341	-	125	55	2,521
Total	$121,393	$12,123	$72,983	$33,969	$240,468
Subtotal					$584,436
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Tables detailing the loan portfolio aging analysis as of June 30, 2013 and December 31, 2012 follow.

Return to Cross Reference Table

Thousands of dollars	Delinquent Loans
As of June 30, 2013	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$117	$-	$117	$16,298	$20,374	$3,959	$3,959
Owner-Occupied CRE	43	-	43	97,863	100,956	3,050	3,050
Other CRE	408	-	408	131,107	134,613	3,098	3,098
Commercial & Industrial	874	-	874	95,435	98,989	2,680	2,680
Consumer
Residential Mortgage	902	298	1,200	126,665	128,839	974	1,272
Consumer Construction	-	-	-	13,220	13,220	-	-
Home Equity	-	-	-	77,963	78,035	72	72
Other Consumer	52	-	52	37,279	37,408	77	77
Subtotal	$2,396	$298	$2,694	$595,830	$612,434	$13,910	$14,208
Deferred loan fees and costs, overdrafts, in-process accounts					6,540
Total Portfolio Loans					$618,974

As of December 31, 2012
Commercial
Commercial CLD	$117	$-	$117	$24,545	$28,511	$3,849	$3,849
Owner-Occupied CRE	-	-	-	92,498	97,755	5,257	5,257
Other CRE	-	-	-	109,638	113,370	3,732	3,732
Commercial & Industrial	683	-	683	102,257	104,332	1,392	1,392
Consumer
Residential Mortgage	1,714	-	1,714	117,338	121,393	2,341	2,341
Consumer Construction	-	-	-	12,123	12,123	-	-
Home Equity	343	37	380	72,515	72,983	88	125
Other Consumer	150	-	150	33,764	33,969	55	55
Subtotal	$3,007	$37	$3,044	$564,678	$584,436	$16,714	$16,751
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678
(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of June 30, 2013 and December 31, 2012 follows.

	June 30, 2013			December 31, 2012
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$753	$-	$654	$1,673	$-
Owner-Occupied CRE	1,351	1,808	-	4,181	6,267	-
Other CRE	4,002	4,769	-	4,438	6,158	-
Commercial & Industrial	630	3,322	-	1,640	3,992	-
Consumer
Residential Mortgage	1,971	2,028	-	2,207	2,989	-
Home Equity	174	174	-	232	232	-
Other Consumer	145	145	-	157	157	-
Subtotal	8,718	12,999	-	13,509	21,468	-

Return to Cross Reference Table

	June 30, 2013			December 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans with a specific valuation allowance
Commercial
Commercial CLD	4,437	4,577	2,129	7,570	7,629	3,271
Owner-Occupied CRE	3,414	5,809	1,937	6,082	7,495	2,904
Other CRE	3,312	3,312	992	3,359	3,359	1,079
Commercial & Industrial	2,609	3,035	703	409	409	274
Consumer
Residential Mortgage	3,259	3,316	732	3,354	3,817	771
Home Equity	-	-	-	-	-	-
Other Consumer	-	-	-	5	5	5
Subtotal	17,031	20,049	6,493	20,779	22,714	8,304

Total Impaired Loans
Commercial
Commercial CLD	4,882	5,330	2,129	8,224	9,302	3,271
Owner-Occupied CRE	4,765	7,617	1,937	10,263	13,762	2,904
Other CRE	7,314	8,081	992	7,797	9,517	1,079
Commercial & Industrial	3,239	6,357	703	2,049	4,401	274
Consumer
Residential Mortgage	5,230	5,344	732	5,561	6,806	771
Home Equity	174	174	-	232	232	-
Other Consumer	145	145	-	162	162	5
Total Impaired Loans	$25,749	$33,048	$6,493	$34,288	$44,182	$8,304

Information regarding average investment in impaired loans and interest income recognized on those loans for the three and six month periods ended June 30, 2013 and 2012 is shown below.

Periods ended June 30,	2013				2012
Thousands of dollars	Three Months		Year to Date		Three Months		Year to Date
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$-	$476	$-	$4,211	$-	$4,715	$-
Owner-Occupied CRE	1,430	9	2,395	18	2,115	15	2,133	21
Other CRE	4,040	5	4,224	14	10,569	12	11,901	118
Commercial & Industrial	633	3	813	10	2,047	16	1,805	21
Consumer
Residential Mortgage	940	9	1,186	17	1,428	6	1,255	12
Home Equity	4	1	10	2	14	1	25	2
Other Consumer	130	-	139	-	177	-	171	-
Subtotal	7,622	27	9,243	61	20,561	50	22,005	174

Return to Cross Reference Table

	2013				2012
	Three Months		Year to Date		Three Months		Year to Date
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans with a specific valuation allowance
Commercial
Commercial CLD	4,465	18	5,994	77	8,204	99	8,522	209
Owner-Occupied CRE	3,455	19	3,451	40	8,408	54	7,414	84
Other CRE	3,325	35	3,336	69	3,772	39	4,780	104
Commercial & Industrial	2,565	39	2,076	62	1,064	14	1,072	26
Consumer
Residential Mortgage	3,498	35	3,519	73	3,819	30	3,872	64
Home Equity	-	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	85	2	45	2
Subtotal	17,308	146	18,376	321	25,352	238	25,705	489

Total Impaired Loans
Commercial
Commercial CLD	4,910	18	6,470	77	12,415	99	13,237	209
Owner-Occupied CRE	4,885	28	5,846	58	10,523	69	9,547	105
Other CRE	7,365	40	7,560	83	14,341	51	16,681	222
Commercial & Industrial	3,198	42	2,889	72	3,111	30	2,877	47
Consumer
Residential Mortgage	4,438	44	4,705	90	5,247	36	5,127	76
Home Equity	4	1	10	2	14	1	25	2
Other Consumer	130	-	139	-	262	2	216	2
Total Impaired Loans	$24,930	$173	$27,619	$382	$45,913	$288	$47,710	$663

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

It is the Bank's policy to have any restructured loan that is on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $9.2 million at June 30, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $11.2 million at June 30, 2013 and $15.8 million at December 31, 2012.

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

Accruing restructured loans at June 30, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

Return to Cross Reference Table

The following tables present information regarding loans newly-classified as TDRs for the three and six month periods ended June 30, 2013 and 2012.

Periods ended June 30, 2013	Three Months			Six Months
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Owner-Occupied CRE	1	$61	$61	2	$182	$182
Consumer
Residential Mortgage	3	432	432	4	800	800
Total	4	$493	$493	6	$982	$982

Periods ended June 30, 2012
Commercial
Commercial CLD	2	$400	$400	2	$400	$400
Owner-Occupied CRE	3	329	329	5	626	626
Other CRE	2	1,894	1,894	4	2,304	2,304
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	-	-	-	2	224	224
Total	7	$2,623	$2,623	14	$3,744	$3,744

The table below provides a breakdown of accruing restructured loans by type at June 30, 2013. The table also includes the average yield on accruing restructured loans and the yield for the entire portfolio, for commercial loans and residential mortgage and home equity loans, for the second quarter of 2013.

	June 30, 2013		Second Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	4	$1,686
Other Commercial Loans	12	5,029
Total Commercial Loans	16	6,715	5.10%	5.11%

Residential Mortgage & Home Equity Loans	21	4,467	3.92%	4.96%
Total accruing restructured loans	37	$11,182

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

Return to Cross Reference Table

Information regarding TDRs that subsequently defaulted within twelve months of being restructured is shown below.

Periods ended June 30, 2013	Three Months		Six Months
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Total	-	$-	-	$-

Periods ended June 30, 2012	Three Months		Six Months
Commercial
Commercial CLD	2	$1,356	3	$1,531
Owner-Occupied CRE	1	230	2	239
Total	3	$1,586	5	$1,770

A TDR is considered to be in payment default generally once it is ninety days contractually past due under the modified terms. Since the Company treats accruing TDRs as impaired loans and evaluates TDRs individually for impairment, the allowance for loan losses is not generally affected by a subsequent default of a TDR.

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $62,500 and $37,500, respectively, in compensation expense related to stock based compensation plans for the three months and $125,000 and $75,000, respectively, in the six month periods ended June 30, 2013 and 2012. The Company has a policy of issuing authorized but unissued common shares for the award, satisfaction or settlement of stock-based compensation.

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

The following tables show activity for the six months ended June 30, 2013 for awards granted under the Incentive Plan:

Stock-Only Stock Appreciation Rights
		Weighted
	Awards	Avg. Exer-
	Outstanding	cise Price
Balance at January 1	167,250	$3.33
Awards granted	46,250	5.05
Awards forfeited	-	-
Balance at June 30, 2013	213,500	$3.70

Return to Cross Reference Table

	Restricted Stock		Restricted Stock Units
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested at January 1	22,625	$3.35	46,795	$3.35
Awards granted	10,500	5.05	54,582	5.05
Awards vested	(22,625)	3.35	-	-
Awards forfeited	-	-	-	-
Nonvested at June 30	10,500	$5.05	101,377	$4.27

As of June 30, 2013, unrecognized compensation expense related to the Incentive Plan totaled $485,000. Compensation expense for SOSARs and restricted stock grants is recognized over approximately three years. Compensation expense for RSUs is based on an expected level of achievement of performance targets as determined at the time of each grant, and is expected to be recognized over three years.

The fair value of restricted stock grants and RSU grants is considered to be the market price of Company common stock at the grant date. The Company has established three performance targets for 2013 grants. Those targets are based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target is weighted equally, and target levels are based on United's 2013 financial plan.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March of 2013 and 2012. Fair value of grants is based on the weighted-average assumptions shown in the following table.

	2013	2012
Dividend yield	0.0%	0.0%
Expected life in years	5	5
Expected volatility	28.8%	37.0%
Risk-free interest rate	0.72%	0.84%
Fair value	$1.345	$1.105

At June 30, 2013, the aggregate intrinsic value of SOSARs outstanding was $363,000. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on June 30, 2013 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on June 30, 2013. The weighted–average period over which nonvested SOSARs are expected to be recognized is 1.24 years.

Stock Option Plan

Through December 31, 2009, the Company granted stock options under its 2005 Stock Option Plan (the "2005 Plan"), which is a non-qualified stock option plan as defined under Internal Revenue Service regulations. The shares of stock that are subject to options are the authorized and unissued shares of common stock of the Company.

1 Adversely classified assets as a percent of Tier 1 capital plus allowance for loan losses.

Return to Cross Reference Table

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

The following summarizes year to date option activity for the 2005 Plan:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2013	358,070	$21.32
Options expired	(23,118)	22.58
Options forfeited	-	-
Balance at June 30, 2013	334,952	$21.23

The table below provides information regarding stock options outstanding under the 2005 Plan at June 30, 2013.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	334,952	3.36	Years	$21.23	334,952	$21.23

As of the end of the second quarter of 2013, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan. At June 30, 2013, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on June 30, 2013 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on June 30, 2013.

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The balance of loans serviced for others related to servicing rights that have been capitalized and the unpaid principal balance of loans serviced for others at June 30, 2013 and December 31, 2012 were as follows:

In thousands of dollars	6/30/13	12/31/12	Change	Percent
Loans serviced with service rights	$931,810	$850,728	$81,082	9.5%
Total loans serviced	935,819	853,761	82,058	9.6%

Return to Cross Reference Table

Unamortized loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and six month periods ended June 30, 2013 and 2012, are shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2013	2012	2013	2012
Balance at beginning of period	$6,759	$5,545	$6,379	$5,405
Amount capitalized	736	721	1,578	1,249
Amount amortized	(423)	(411)	(885)	(799)
Balance at June 30,	$7,072	$5,855	$7,072	$5,855

The fair value of servicing rights was as follows:

In thousands of dollars	6/30/13	6/30/12
Fair value, January 1	$8,285	$7,331
Fair value, end of period	$10,117	$7,766

Note 7 - Common Stock and Earnings Per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus contingently issuable shares during the period. Diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock based compensation plans and warrants.

A reconciliation of basic and diluted earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per-share data	2013	2012	2013	2012
Net income	$2,087	$785	$4,029	$1,627
Less:
Accretion of discount on preferred stock	(29)	(27)	(58)	(55)
Dividends on preferred stock	(258)	(258)	(515)	(515)
Income available to common shareholders	$1,800	$500	$3,456	$1,057

Basic and diluted income:
Weighted avg. common shares outstanding	12,702.5	12,677.1	12,696.1	12,674.8
Weighted avg. contingently issuable shares	129.9	114.1	127.7	113.1
Total weighted average common shares outstanding	12,832.4	12,791.2	12,823.9	12,787.9
Basic and diluted income per share	$0.14	$0.04	$0.27	$0.08

Return to Cross Reference Table

A total of 381,202 and 530,984 shares for the three and six month periods ended June 30, 2013 and 2012, respectively, subject to stock options, restricted stock, RSU and SOSAR grants, and 311,492 shares subject to warrants as of June 30, 2012, are not considered in computing diluted earnings per share because they were not dilutive. The Company had no warrants outstanding at June 30, 2013.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at June 30, 2013 and December 31, 2012, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
June 30, 2013	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$21,369	$-	$21,369	$-
Mortgage-backed agency securities	150,838	-	150,838	-
Obligations of states and political subdivisions	22,906	-	22,906	-
Equity securities	28	28	-	-
Hedged loan	7,362	-	7,362	-
Interest rate swap asset	58	-	58	-

Return to Cross Reference Table

		Fair Value Measurements Using
December 31, 2012	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$27,316	$-	$27,316	$-
Mortgage-backed agency securities	160,499	-	160,499	-
Obligations of states and political subdivisions	18,286	-	18,286	-
Equity securities	28	28	-	-

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

Interest Rate Swaps (Derivatives)

The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2). Additional information is included in Note 9 – Derivative Instruments of the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 in the quarter ended June 30, 2013 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

Return to Cross Reference Table

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
June 30, 2013	$11,440	$-	$-	$11,440
December 31, 2012	21,866	-	-	21,866

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

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements as of June 30, 2013 and December 31, 2012. For both periods, the valuation technique used is market comparable properties and unobservable inputs are based on marketability discount at the rates shown.

	Impaired loans (collateral dependent)
dollars in thousands	6/30/13	12/31/12
Fair value	$11,440	$21,866
Range	7.5%-49.5%	7.5%-49.5%
Weighted average	15.9%	14.0%

Return to Cross Reference Table

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at June 30, 2013 and December 31, 2012, were as follows:

		Fair Value Measurements Using
June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$54,532	$54,532	$-	$-
Securities available for sale	195,141	28	195,113	-
FHLB Stock	2,691	-	2,691	-
Loans held for sale	7,022	-	7,022	-
Net portfolio loans	596,973	-	7,362	591,156
Accrued interest receivable	2,653	-	2,653	-
Interest rate swap asset	58	-	58	-

Financial Liabilities
Total deposits	$(792,119)	$(163,738)	$(630,744)	$-
FHLB advances	(11,999)	-	(12,634)	-
Accrued interest payable	(307)	-	(307)	-

		Fair Value Measurements Using
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$70,612	$70,612	$-	$-
Securities available for sale	206,129	28	206,101	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	13,380	-	13,380	-
Net portfolio loans	564,135	-	-	574,137
Accrued interest receivable	2,620	-	2,620	-

Financial Liabilities
Total deposits	$(784,643)	$-	$(787,015)	$-
FHLB advances	(21,999)	-	(23,007)	-
Accrued interest payable	(354)	-	(354)	-

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

Note 9 – Derivative Instruments

The Company may use interest rate swaps as part of its interest rate risk management strategy to add stability to interest income and to manage its exposure to interest rate movements. The Company does not use derivatives for trading or speculative purposes. The Company has entered into an interest rate swap agreement, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of a specified long-term fixed-rate loan caused by changes in interest rates. This hedge allowed us to offer a long-term fixed rate loan to a client without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest stream to a floating-rate interest stream, benchmarked to the one-month U.S. dollar LIBOR index, protects against changes in the fair value of our loan otherwise associated with fluctuating interest rates.

The fixed-rate payment feature of the interest rate swap agreement is structured at inception to mirror substantially all of the provisions of the hedged loan agreements. This interest rate swap, designated and qualified as a fair value hedge, is carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The change in fair value of the swap is recorded in interest income. The unrealized gain or loss in fair value of the hedged fixed-rate loan due to LIBOR interest rate movements is recorded as an adjustment to the hedged loan and is offset in interest income. The net effect of the change in fair value of interest rate swaps and the change in the fair value of the hedged loan may result in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on the interest rate swap is limited to the favorable value (net of any collateral pledged to us) and interest payments of the swap by the counterparty. We are required to post collateral to the counterparty. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of June 30, 2013, we have posted cash collateral of $370,000 related to the collateral requirements of our derivative instrument.

As of June 30, 2013, we had one interest rate swap agreement, which is scheduled to mature in June 2020. The interest rate swap is accounted for as a fair value hedge, and  is settled monthly with the counterparty. As of June 30, 2013, the notional amount of the interest rate swap was approximately $7.4 million. The fair value of the interest rate swap at June 30, 2013 was $58,000. The Company had no interest rate swaps at December 31, 2012.

Return to Cross Reference Table

The hedging relationship of the interest rate swap is tested for effectiveness on a quarterly basis, and, at June 30, 2013, was determined to be highly effective, with no resulting impact on the income statement of the Company for the three and six months ended June 30, 2013.

Note 10 – Accounting Developments

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 11 – Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Return to Cross Reference Table

Note 12 – Subsequent Events

On July 18, 2013, the Company announced that it intends to redeem half of its outstanding 20,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share. The partial redemption is expected to occur on or before September 30, 2013. The Company has received all necessary regulatory approvals to complete the planned partial redemption. Additional information regarding the planned partial redemption can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations, below, under "Capital Planning and Preferred Share Redemption."

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for  United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and six month periods ended June 30, 2013 and 2012. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Background

United is a Michigan Corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized 120 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At June 30, 2013, we had total assets of $907.3 million, deposits of $792.1 million, and total shareholders' equity of $98.4 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the six months ended June 30, 2013, our noninterest income equaled 43.4% of our combined net interest income and noninterest income. For the five years ended December 31, 2012, noninterest income averaged 35.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to achieve a pre-tax, pre-provision return on average assets of 1.59% and 1.63%, respectively, for the three and six month periods ended June 30, 2013. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

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

Return to Cross Reference Table

The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened its first loan production office in Livingston County, Michigan. In 2012, that office was converted to a full-service banking office, and the Bank opened a new loan production office in the city of Monroe, Michigan. In the second quarter of 2013, the Bank received permission from its regulators to convert the Monroe loan production office to a full-service banking office. That conversion was effective July 15, 2013.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been one of the most active originators of residential mortgage loans in our market area. Our mortgage group generated 35.5% of our noninterest income for the six months ended June 30, 2013.

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management group generated 25.0% of our noninterest income for the six months ended June 30, 2013.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2012 and 2011, USFC was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2012, USFC was the second largest SBA 7A lender in Michigan, based on loan volume.2 For the six months ended March 31, 2013, USFC was the largest SBA 7A lender in Michigan. 3

Other Developments

Board Resolutions

In connection with the termination of the Bank's Memorandum of Understanding in the fourth quarter of 2012, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.80% at June 30, 2013, after payment of a $2.0 million dividend to the Company in the second quarter of 2013.

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

2 U.S. Small Business Administration, Detroit, Michigan office
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

Capital Planning and Preferred Share Redemption

Under the terms of the Preferred Shares, the dividend rate will increase from 5% to 9% in January, 2014. The Company has cautiously evaluated its alternatives regarding a possible partial redemption of the Preferred Shares. The Company has continued its efforts to build its cash balance at the holding company to provide additional holding company liquidity. The Company's cash balance at the holding company was $8.1 million at June 30, 2013, and the Bank had $6.3 million of retained earnings that could be available to be paid in dividends to the Company at June 30, 2013. The Bank had Tier 1 capital of $11.7 million in excess of the required 8.5% Tier 1 leverage ratio at June 30, 2013. In the second quarter of 2013, the Company received a commitment of $10.0 million for a two-year secured revolving line of credit, of which the Company has received regulatory approval to use up to $6.0 million of borrowing toward funding of redemption of Preferred Shares.

On July 18, 2013, the Company announced that it intends to redeem half of the outstanding Preferred Shares. The partial redemption is expected to occur on or before September 30, 2013. The Company has received all necessary regulatory approvals to complete the planned partial redemption. The redemption price will be the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends to but excluding the date of redemption. The Company anticipates the total cost of the partial redemption will be approximately $10.4 million. Excess cash at the holding company, retained earnings at the Bank available for dividend to the holding company and up to $6.0 million borrowed on the holding company's $10.0 million line of credit are sources of funding of the planned partial redemption of Preferred Shares. These sources of funding may also be available to fund a possible future redemption of the remaining Preferred Shares.

Executive Summary

The Company's consolidated net income was $2.1 million in the second quarter of 2013 and $4.0 million for the first six months of 2013, compared to $785,000 and $1.6 million, respectively, for the same periods of 2012. Net income per common share for the three and six months ended June 30, 2013 was $0.14 and $0.27, respectively, compared to $0.04 and $0.08, respectively, for the comparable periods of 2012. Return on average assets ("ROA") was 0.92% and 0.90%, respectively, for the second quarter and first six months of 2013, compared to 0.36% and 0.37%, respectively, for the comparable periods of 2012. Return on average shareholders' equity ("ROE") was 8.44% and 8.26%, respectively, for the second quarter and first six months of 2013, compared to 3.35% and 3.48%, respectively, for the same periods of 2012.

Return to Cross Reference Table

The Company's combined net interest income and noninterest income was up 4.9% in the second quarter and 6.0% in the first six months of 2013 compared to the same periods of 2012. While some categories of noninterest income decreased in the second quarter and first half of 2013 compared to the same periods of 2012, large increases in wealth management income and income from loan sales and servicing more than offset the decreases. Total noninterest income for the quarter and six month periods ended June 30, 2013 was up 7.0% and 15.3%, respectively, compared to the same periods of 2012.

Total noninterest expenses were up 7.9% in the second quarter and 5.7% in the first six months of 2013, respectively, compared to the same periods of 2012. The largest dollar increases were in compensation expense, and several categories of noninterest expense declined in the same periods. Among those were attorney, accounting and other professional fees, and FDIC insurance premiums. Expenses related to other real estate owned ("ORE") and other foreclosed properties increased in the second quarter of 2013 compared to the same quarter of 2012, but declined by 61.7% for the first six months of 2013 compared to the same period of 2012.

The Company's provision for loan losses for the second quarter and first six months of 2013 was $600,000 and $1.6 million, respectively, down from $2.6 million and $4.7 million for the same periods of 2012. The reduced level of provision for loan losses is a direct result of United's improvement in its credit quality measures and Management's evaluation of the adequacy of the allowance for loan losses.

Total consolidated assets of the Company were $907.3 million at June 30, 2013, compared to $907.7 million at December 31, 2012 and $884.2 million at June 30, 2012. Total portfolio loans of $619.0 million increased by $32.3 million in the first six months of 2013, and by $41.7 million since June 30, 2012.

The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at June 30, 2013 was $935.8 million, and has increased by $140.8 million, or 17.7%, in the twelve months ended June 30, 2013.

United's balances in federal funds sold and other short-term investments were $35.9 million at June 30, 2013, compared to $56.8 million at December 31, 2012 and $57.6 million at June 30, 2012. Securities available for sale of $195.1 million at June 30, 2013 were down $11.0 million from December 31, 2012 levels, but have increased by $3.3 million since June 30, 2012.

Total deposits of $792.1 million at June 30, 2013 were up $7.5 million from $784.6 million at December 31, 2012, with all of the growth in interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public fund clients. Public fund clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.43% and 0.45%, respectively, for the second quarter and first six months of 2013 down from 0.65% and 0.66%, respectively, for the same periods of 2012.

Return to Cross Reference Table

The Company's ratio of allowance for loan losses to total loans was 3.55% and the ratio of allowance for loan losses to nonperforming loans was 154.8% at June 30, 2013, compared to 3.84% and 134.6%, respectively, at December 31, 2012 and 3.83% and 85.4%, respectively, at June 30, 2012. The Company's allowance for loan losses decreased by $542,000 from December 31, 2012 to June 30, 2013, as net charge-offs exceeded the provision for loan losses in the period. Net charge-offs for the most recent quarter were $757,000, representing the lowest level since the second quarter of 2008, and averaged approximately $1.6 million per quarter for 2012.

Within the Company's loan portfolio, $14.2 million of loans were considered nonperforming at June 30, 2013, compared to $16.8 million at December 31, 2012 and $25.9 million at June 30, 2012. Total nonperforming loans as a percent of total portfolio loans decreased from 2.86% at the end of 2012 and 4.48% at June 30, 2012 to 2.30% at June 30, 2013. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at June 30, 2013, December 31, 2012 and June 30, 2012 were $11.2 million, $15.8 million and $18.9 million, respectively. Substantially all of the decline in balances of accruing restructured loans the first six months of 2013 was a result of the payoff off two loans.

Financial Condition

Investment Securities

Balances in the securities portfolio have declined modestly in the first six months of 2013.The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company. The table below reflects the carrying value of the various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$21,369	11.0%	$27,316	13.3%
Mortgage-backed agency securities	150,838	77.3%	160,499	77.9%
Obligations of states and political subdivisions	22,906	11.7%	18,286	8.9%
Equity securities	28	0.0%	28	0.0%
Total Investment Securities	$195,141	100.0%	$206,129	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be "high risk." The municipal portfolio contains a small level of geographic risk, as approximately 1.4% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.9% in Washtenaw County, Michigan, and 1.6% in Monroe County, Michigan. The Bank's investment in local municipal issues reflects our commitment to the development of the local area through support of its local political subdivisions. The Company has no investments in securities of issuers outside of the United States.

Return to Cross Reference Table

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of interest rate changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains and losses in each category of the portfolio at June 30, 2013 and December 31, 2012.

Unrealized gains (losses) in thousands of dollars	6/30/13	12/31/12	Change
U.S. Treasury and agency securities	$(786)	$116	$(902)
Mortgage-backed agency securities	(800)	1,670	(2,470)
Obligations of states and political subdivisions	170	735	(565)
Equity securities	2	2	-
Total Investment Securities	$(1,414)	$2,523	$(3,937)

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.7 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The FHLBI reported a profit of $143 million for 20124 and $39.4 million for the first quarter of 20135, and continues to pay dividends on its stock. The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of June 30, 2013.4

Portfolio Loans

The following table shows the dollar and percent change in the major categories of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal loans	$4,914	4.4%	$8,491	7.9%	$9,690	9.2%
Business loans	14,196	4.4%	19,101	6.1%	14,884	4.7%
Residential mortgages	6,271	5.1%	7,446	6.1%	21,935	20.5%
Construction & development	(8,739)	-20.6%	(7,040)	-17.3%	(5,062)	-13.1%
Other (1)	2,211	51.1%	4,298	191.7%	248	3.9%
Total portfolio loans	$18,853	3.1%	$32,296	5.5%	$41,695	7.2%

(1) Includes deferred loan fees and costs, overdrafts, in-process accounts

The Company continues to experience steady growth of portfolio loans. Total portfolio loan balances increased by $32.3 million, or 5.5%, from December 31, 2012 and $41.7 million, or 7.2%, from June 30, 2012. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances increased by $4.9 million, or 4.4%, in the second quarter of 2013, and grew by $9.7 million, or 9.2%, in the twelve months ended June 30, 2013.

4 Federal Home Loan Bank of Indianapolis, Form 10-K Annual Report for the period ended December 31, 2012.
5 Federal Home Loan Bank of Indianapolis, Form 10-Q Quarterly Report for the period ended March 31, 2013.

Return to Cross Reference Table

Business loan balances (consisting of owner-occupied commercial real estate loans, other commercial real estate loans and commercial and industrial loans) increased by $14.2 million, or 4.4%, in the second quarter of 2013, and have increased by $14.9 million, or 4.7%, over the twelve months ended June 30, 2013. Growth of business loans in the first six months of 2013 reflected a modest improvement in loan demand, net of write-downs, charge-offs and payoffs. The Bank's loan portfolio includes $4.2 million of purchased participations in business loans originated by other institutions. These participations represent 0.7% of total loans. Of those participation loans, 53.9% of the outstanding balances are the result of participations purchased from other Michigan community banks.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. Portfolio balances of residential mortgages increased by 5.1% in the second quarter of 2013 and by 20.5% in the twelve months ended June 30, 2013.

Outstanding balances of loans for construction and development have decreased by $8.7 million in the second quarter of 2013 and by $5.1 million since June 30, 2012. The decrease in the second quarter of 2013 consisted of approximately $8.5 million of commercial construction (primarily owner-occupied) loans, and $0.2 million of consumer residential construction loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
Nonaccrual loans	$13,910	$14,598	$16,714	$20,386	$25,634
Accruing loans past due 90 days or more	298	380	37	406	242
Total nonperforming loans	14,208	14,978	16,751	20,792	25,876
Nonperforming loans % of total portfolio loans	2.30%	2.50%	2.86%	3.51%	4.48%
Allowance coverage of nonperforming loans	154.8%	147.9%	134.6%	108.0%	85.4%

Other assets owned	2,402	3,106	3,412	2,179	3,392
Total nonperforming assets	$16,610	$18,084	$20,163	$22,971	$29,268
Nonperforming assets % of total assets	1.83%	1.95%	2.22%	2.56%	3.31%

Return to Cross Reference Table

	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
Loans delinquent 30-89 days	$2,396	$2,352	$3,007	$2,807	$2,070

Accruing restructured loans
Business, including commercial mortgages	$5,029	$5,266	$7,643	$7,819	$8,641
Construction and development	1,686	4,728	4,738	5,017	6,840
Residential mortgage	4,296	4,001	3,267	3,276	3,284
Home Equity	171	171	171	171	171
Total accruing restructured loans	$11,182	$14,166	$15,819	$16,283	$18,936

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonperforming loans have declined by $2.5 million since December 31, 2012, and have declined by $11.7 million since June 30, 2012. Total nonperforming loans as a percent of total portfolio loans were 2.30% at June 30, 2013, down from 2.86% and 4.48% at December 31 and June 30, 2012, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 85.4% and 134.6%, respectively, at June 30 and December 31, 2012, to 154.8% at June 30, 2013. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $1.0 million since the end of 2012 as the Bank continued to sell other assets owned, while additional other assets owned have been added to its totals. At June 30, 2013, other real estate owned included twelve properties that were acquired through foreclosure or in lieu of foreclosure. The properties included eight commercial properties, four of which were the result of out-of-state loan participations, and four residential properties. All properties are for sale. Other repossessed assets at June 30, 2013 consisted of two automobiles. The following table reflects the activity in other assets owned during 2013.

In thousands of dollars	ORE	Other Assets	Total
Balance at January 1	$3,409	$3	$3,412
Additions	437	78	515
Sold	(1,391)	(63)	(1,454)
Write-downs of book value	(71)	-	(71)
Balance at June 30	$2,384	$18	$2,402

Return to Cross Reference Table

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

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $9.2 million at June 30, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $11.2 million at June 30, 2013 and $15.8 million at December 31, 2012.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or are greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDRs to determine if any TDR should be removed from TDR status. As of June 30, 2013, there were two commercial loans classified as TDRs totaling $772,000 that were proceeding through this six-month performance period and whose rate is not below current market rates.

Accruing restructured loans at June 30, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

Return to Cross Reference Table

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

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The Company performed its quarterly evaluation of the specific reserves on all of its TDRs at June 30, 2013. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

The following table compares the recorded investment in accruing TDRs and their specific reserve amount, as of June 30, 2013 and December 31, 2012.

In thousands of dollars	6/30/13	12/31/12	Change
Balance of TDR Loans	$11,182	$15,819	$(4,637)
Specific reserve on above loans	2,847	4,467	(1,620)
Percent	25.5%	28.2%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $25.7 million of impaired loans have been identified as of June 30, 2013, down from $34.3 million at December 31, 2012. The specific allowance for impaired loans was $6.5 million at June 30, 2013, down from $8.3 million at December 31, 2012.

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

Return to Cross Reference Table

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

Allowance for Loan Losses. The Company's allowance for loan losses declined by $157,000 during the second quarter of 2013 and has decreased by $96,000 since June 30, 2012. The allowance for loan losses as a percent of total loans of 3.55% at June 30, 2013 was down from 3.83% at June 30, 2012. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of June 30, 2013 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

				% of
	Unpaid			Unpaid
	Principal		Cumulative	Principal
Dollars in thousands	Balance	ALLL	Allowance	Balance
Accruing TDRs	$11,182	$2,847	$2,847	25.5%

Other Impaired Loans	14,567	3,646	3,646
Cumulative Charge-offs	7,299	-	7,299
Total	21,866	3,646	10,945	50.1%

Non-impaired loans	$593,225	$15,508	$15,508	2.6%

Deposits

United internally funds its operations through a large, stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public fund clients. Public fund clients include local governments and municipal bodies, hospitals, universities and other educational institutions.

Return to Cross Reference Table

At June 30, 2013, core deposits accounted for 99.3% of total deposits, up from 98.8% at June 30, 2012. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank's market area.

The table below shows the change in the various categories of the deposit portfolio for the three, six and twelve month periods ended June 30, 2013.

	This Quarter		Year to Date		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$11,413	7.5%	$(1,692)	-1.0%	$2,431	1.5%
Interest bearing deposits	(23,339)	-3.6%	9,168	1.5%	28,300	4.7%
Total deposits	$(11,926)	-1.5%	$7,476	1.0%	$30,731	4.0%

Deposit balances declined by $11.9 million, or 1.5%, in the second quarter of 2013, but have increased by $30.7 million, or 4.0%, in the twelve months ended June 30, 2013. In the most recent quarter, demand deposit balances increased by $11.4 million, while interest bearing deposits declined by $23.3 million. The decrease in interest bearing deposits during the three months ended June 30, 2013 were primarily a result of a seasonal decline in public fund balances.

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

Noninterest bearing deposits continue to make up approximately 20% of total deposits. The following table shows the makeup of the Company's deposits at June 30, 2013, December 31, 2012 and June 30, 2012.

Percentage Makeup of Deposit Portfolio	6/30/13	12/31/12	6/30/12
Noninterest bearing	20.7%	21.1%	21.2%
Interest bearing deposits	79.3%	78.9%	78.8%
Total deposits	100.0%	100.0%	100.0%

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

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $2.1 million in the second quarter and $4.0 million for the first six months of 2013. This compares to consolidated net income of $785,000 and $1.6 million for the same periods of 2012. The improvement in income in the second quarter and first six months of 2013 resulted primarily from increased levels of noninterest income and reduced amounts in the Company's provision for loan losses, offset in part by increases in noninterest expense of 7.9% and 5.7%, respectively, compared to the same periods of 2012.

United's net interest margin of 3.68% for the second quarter of 2013 was up slightly from 3.62% for the second quarter of 2012, while the net interest margin of 3.57% for the first half of 2013 was down from 3.63% for the same period of 2012. For the second quarter of 2013, net interest income of $7.8 million was up 3.4% compared to the same period of 2012, and net interest income of $15.1 million for the first half of 2013 was substantially unchanged from the same period of 2012.

Noninterest income of $5.6 million for the quarter ended June 30, 2013 improved by 7.0% compared to the second quarter of 2012, while noninterest income for the six months ended June 30, 2013 was 15.3% higher than the same period of 2012. Noninterest income represented 41.9% and 43.4%, respectively, of the Company's combined net interest income and noninterest income for the three and six months ended June 30, 2013, compared to 41.1% and 39.9%, respectively, for the same periods of 2012.

Total noninterest expense for the second quarter of 2013 was up 7.9% from the second quarter of 2012, and increased by 5.7% for the first six months of 2013 compared to the same period of 2012. In the second quarter and first six months of 2013, the largest dollar increases in noninterest expense were in compensation expense. Expenses related to salaries and employee benefits increased by 19.2% in the second quarter of 2013 compared to the same period of 2012, and by 18.4% in the first six months of 2013 compared to the same period of 2012. The increase reflects, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing.

In addition, the Company has increased its staffing levels modestly to accommodate its anticipated future expansion, including expansion into Livingston and Monroe Counties, and moderate salary increases were implemented effective April 1, 2013. Expenses in the second quarter and first six months of 2013 also included accruals for profit sharing and cash bonuses, reflecting the Company's improved financial condition and results of operations. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

Return to Cross Reference Table

The Company's provision for loan losses of $600,000 in the second quarter of 2013 was down from $2.6 million for the second quarter of 2012. The Company's provision for loan losses of $1.6 million for the first half of 2013 was down from $4.7 million for the same period of 2012.

ROA was 0.92% for the second quarter and 0.90% for the first six months of 2013, compared to 0.36% and 0.37%, respectively, for the comparable periods of 2012. ROE was 8.44% for the second quarter and 8.26% for the first six months of 2013, compared to 3.35% and 3.48%, respectively, for the same periods of 2012. The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2013		2012
in thousands of dollars, where appropriate	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net interest income	$7,824	$7,288	$7,384	$7,646	$7,566
Provision for loan losses	600	1,000	1,700	2,000	2,550
Noninterest income	5,647	5,924	5,891	5,564	5,278
Noninterest expense	9,874	9,486	9,586	9,300	9,148
Federal income tax provision	910	784	543	520	361
Net income	2,087	1,942	1,446	1,390	785
Earnings per common share	$0.14	$0.13	$0.09	$0.09	$0.04
Return on average assets (a)	0.92%	0.87%	0.64%	0.62%	0.36%
Return on average shareholders' equity (a)	8.44%	8.07%	5.94%	5.79%	3.35%
Net interest margin	3.68%	3.46%	3.45%	3.63%	3.62%
Efficiency ratio (tax equivalent basis)	72.8%	71.3%	71.7%	69.9%	70.7%
Tier 1 leverage ratio	10.7%	10.5%	10.2%	10.1%	9.9%

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

Return to Cross Reference Table

The Company's PTPP ROA was 1.59% and 1.63%, respectively, for the second quarter and first six months of 2013, compared to 1.67% and 1.55%, respectively, for the same periods in 2012.The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Interest income	$8,595	$8,758	-1.9%	$16,755	$17,591	-4.8%
Interest expense	771	1,192	-35.3%	1,643	2,456	-33.1%
Net interest income	7,824	7,566	3.4%	15,112	15,135	-0.2%
Noninterest income	5,647	5,278	7.0%	11,571	10,036	15.3%
Noninterest expense	9,874	9,148	7.9%	19,360	18,317	5.7%
Pre-tax, pre-provision income	$3,597	$3,696	-2.7%	$7,323	$6,854	6.8%
Average assets	$905,384	$888,830	1.9%	$905,367	$890,911	1.6%
Pre-tax, pre-provision ROA	1.59%	1.67%	-0.08%	1.63%	1.55%	0.08%
Reconcilement to GAAP income:
Provision for loan losses	600	2,550		1,600	4,650
Income tax	910	361		1,694	577
Net income	$2,087	$785		$4,029	$1,627

Net Interest Income

United's net interest margin has been under pressure in recent quarters, as a result of continued downward pressure on both short and long-term interest rates. The Company's mix of assets has evolved over recent quarters. Portfolio loan growth of $41.7 million in the twelve months ended June 30, 2013 has contributed to this shift in mix and has helped to improve United's yield on its earning assets. The Company converted its loan production office in Brighton, Michigan to a full-service banking office in the second quarter of 2012, and opened a new loan production office within the City of Monroe, Michigan in July 2012. Both offices have contributed to increased lending activity, and the Monroe office was converted to full-service banking office in July 2013. In addition, loan volumes within the Bank's existing markets have improved modestly.

The Company has held historically high levels of liquidity since 2009. While the additional liquidity contributed to the Company's margin compression during that time period, a shift of a portion of its liquidity from federal funds and equivalents to investment securities in 2012 has slowed United's decline in yields on earning assets. At the same time, the Bank has reduced its average balances of FHLB advances and higher-cost deposits during the twelve months ended June 30, 2013, and continues to fund its growth primarily with core deposits.

United's net interest margin was 3.68% and 3.57%, respectively, for the three and six month periods ended June 30, 2013, compared to 3.62% and 3.63%, respectively, for the same periods of 2012. Net interest spread on a tax equivalent basis improved from 3.42% for the second quarter of 2012 to 3.55% for the second quarter of 2013. Net interest spread of 3.44% for the first six months of 2013 was substantially unchanged from 3.43% for the same period of 2012.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three and six month periods ended June 30, 2013 and 2012.

Return to Cross Reference Table

	Three Months Ended June 30,						Six Months Ended June 30,
	2013			2012			2013			2012
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$46,318	$29	0.25%	$67,746	$43	0.26%	$51,529	$65	0.25%	$76,375	$97	0.25%
Taxable investments	183,413	727	1.57%	177,315	696	1.55%	186,852	1,181	1.26%	165,609	1,370	1.66%
Tax exempt securities (b)	17,791	237	5.28%	17,108	250	5.78%	16,837	469	5.58%	20,112	519	5.86%
Taxable loans	611,029	7,650	5.02%	586,310	7,833	5.37%	605,416	15,138	5.04%	585,067	15,734	5.41%
Tax exempt loans (b)	3,528	47	5.30%	1,798	30	6.50%	3,251	89	5.49%	1,829	65	7.06%
Total int. earning assets (b)	862,079	8,690	4.03%	850,277	8,852	4.17%	863,885	16,942	3.95%	848,992	17,785	4.20%
Less allowance for loan losses	(23,035)			(21,837)			(23,059)			(21,724)
Other assets	66,340			60,390			64,541			63,643
Total Assets	$905,384			$888,830			$905,367			$890,911

Liabilities and Shareholders' Equity
NOW and savings deposits	$404,615	123	0.12%	$359,081	148	0.17%	$406,101	250	0.12%	$363,343	305	0.17%
Other interest bearing deposits	222,669	557	1.00%	249,217	837	1.35%	226,943	1,165	1.04%	255,047	1,735	1.37%
Total int. bearing deposits	627,284	680	0.43%	608,298	985	0.65%	633,044	1,415	0.45%	618,390	2,040	0.66%
Other borrowings	14,461	91	2.52%	23,818	207	3.50%	17,402	228	2.61%	23,926	415	3.43%
Total int. bearing liabilities	641,745	771	0.48%	632,116	1,192	0.75%	650,446	1,643	0.51%	642,316	2,455	0.77%
Noninterest bearing deposits	158,414	-		157,192	-		152,825	-		151,428	-
Total including noninterest bearing deposits	800,159	771	0.39%	789,308	1,192	0.61%	803,271	1,643	0.41%	793,744	2,455	0.62%
Other liabilities	6,067			5,108			3,704			3,093
Shareholders' equity	99,158			94,414			98,392			94,074
Total Liabilities and Shareholders' Equity	$905,384			$888,830			$905,367			$890,911
Net interest income (b)		7,919			7,660			15,299			15,330
Net spread (b)			3.55%			3.42%			3.44%			3.43%
Net yield on interest earning assets (b)			3.68%			3.62%			3.57%			3.63%
Tax equivalent adjustment on interest income		(95)			(94)			(187)			(195)
Net interest income per income statement		$7,824			$7,566			$15,112			$15,135
Ratio of interest earning assets to interest bearing liabilities			1.34			1.35			1.33			1.32

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Return to Cross Reference Table
Provision for Loan Losses

The Company's provision for loan losses for the second quarter and first six months of 2013 was $600,000 and $1.6 million, respectively, down from $2.6 million and $4.7 million, respectively, for the same periods of 2012. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio.

The Company's net charge-offs of $757,000 in the second quarter of 2013 marginally exceeded the Company's provision for loan losses of $600,000 for the quarter, and were primarily associated with loans for which the Company carried specific reserves at March 31, 2013. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income improved by 7.0% and 15.3%, respectively, for the second quarter and first six months of 2013 compared to the same periods of 2012. The following table summarizes changes in noninterest income by category for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Service charges on deposit accounts	$472	$449	5.1%	$896	$882	1.6%
Wealth Management fee income	1,487	1,311	13.4%	2,891	2,536	14.0%
Income from loan sales and servicing	2,767	2,592	6.8%	5,819	4,496	29.4%
ATM, debit and credit card fee income	561	559	0.4%	1,057	1,066	-0.8%
Other income	360	367	-1.9%	908	1,056	-14.0%
Total noninterest income	$5,647	$5,278	7.0%	$11,571	$10,036	15.3%

Service charges on deposit accounts were up 5.1% in the second quarter and 1.6% in the first six months of 2013 compared to the same periods a year earlier. Substantially all of the change in 2013 was due to the Company's levels of non-sufficient funds and overdraft fees collected.

The Wealth Management Group of the Bank provides the second-largest component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 13.4% in the second quarter and by 14.0% in the first six months of 2013, respectively, compared to the same periods of 2012.

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained. Income in this category has continued at elevated levels in 2013, and has increased by 6.8% and 29.4%, respectively, in the second quarter and first six months of 2013 when compared to the same periods of 2012, as a result of continued high levels of residential mortgage loans originated and sold on the secondary market.

Return to Cross Reference Table

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands of dollars	2013	2012	2013	2012
Residential mortgage sales and servicing	$1,909	$1,844	$4,107	$3,638
USFC commercial loan sales and servicing	858	748	1,712	858
Total income from loan sales and servicing	$2,767	$2,592	$5,819	$4,496

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas in the three and six month periods ended June 30, 2013 is substantially unchanged from the level achieved in the same periods of 2012.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also included gains on the sale of ORE property of $95,000 in the second quarter and $315,000 in the first six months of 2013, compared to $98,000 and $388,000, respectively, in the comparable periods of 2012. Total other income was down 1.9% and 14.0%, respectively, in the second quarter and first six months of 2013 compared to the same periods of 2012. The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2013		2012
In thousands of dollars	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Service charges on deposit accounts	$472	$424	$483	$496	$449
Wealth Management fee income	1,487	1,404	1,395	1,319	1,311
Income from loan sales and servicing	2,767	3,052	2,805	2,803	2,592
ATM, debit and credit card fee income	561	496	543	517	559
Other income	360	548	665	429	367
Total noninterest income	$5,647	$5,924	$5,891	$5,564	$5,278

Return to Cross Reference Table

Noninterest Expense

Salaries and employee benefits typically make up 60% to 65% of the Company's total noninterest expense. Occupancy and equipment expense is the second-largest noninterest expense category, and expenses in this area have remained relatively consistent over the most recent five quarters. The Company has implemented changes in its data processing as part of its risk mitigation initiatives, resulting in an increase in external data processing expense beginning in the third quarter of 2012.

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2013		2012
In thousands of dollars	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Salaries and employee benefits	$6,223	$5,877	$5,796	$5,464	$5,221
Occupancy and equipment expense, net	1,357	1,348	1,323	1,350	1,320
External data processing	353	372	349	250	267
Advertising and marketing	292	264	185	190	184
Attorney, accounting and other professional fees	349	411	226	416	770
Expenses relating to ORE property and other foreclosed assets	259	168	395	417	183
FDIC insurance premiums	190	186	250	292	296
Other expenses	851	860	1,062	921	907
Total noninterest expense	$9,874	$9,486	$9,586	$9,300	$9,148

The following table summarizes changes in the Company's noninterest expense by category for the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Salaries and employee benefits	$6,223	$5,221	19.2%	$12,100	$10,222	18.4%
Occupancy and equipment expense, net	1,357	1,320	2.8%	2,705	2,638	2.5%
External data processing	353	267	32.2%	725	514	41.1%
Advertising and marketing	292	184	58.7%	556	377	47.5%
Attorney, accounting and other professional fees	349	770	-54.7%	760	1,238	-38.6%
Director fees	104	97	7.2%	209	195	7.2%
Expenses relating to ORE property and other foreclosed assets	259	183	41.5%	427	1,116	-61.7%
FDIC insurance premiums	190	296	-35.8%	376	591	-36.4%
Other expenses	747	810	-7.8%	1,502	1,426	5.3%
Total noninterest expense	$9,874	$9,148	7.9%	$19,360	$18,317	5.7%

Return to Cross Reference Table

Total noninterest expenses were up 7.9% in the second quarter of 2013, and were up 5.7% year to date 2013 compared to the same periods of 2012. A number of categories of noninterest expense declined during the second quarter and first half of 2013 compared to the same periods of 2012. Those included attorney, accounting and other professional fees and FDIC insurance premiums. Expenses relating to ORE property and other foreclosed assets have declined in the first six months of 2013 compared to the same period of 2013, but increased in the second quarter of 2013 compared to the same quarter of 2012.

Salaries and employee benefits for the second quarter and the first six months of 2013 increased by 19.2% and 18.4%, respectively, compared to the same periods one year earlier. The increases reflected, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston and Monroe Counties, and moderate salary increases were implemented effective April 1, 2013. Expenses in the first six months of 2013 also included accruals for profit sharing and cash bonuses, reflecting the Company's improved earnings. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

Advertising and marketing expenses in the second quarter and the first six months of 2013 increased by 58.7% and 47.5%, respectively, compared to the same periods of 2012. The increases partially reflect the Company's launch of a new branding initiative in the third quarter of 2012. The Company reduced its advertising and marketing expenditures by approximately 50% in 2009 compared to 2008, and remained at reduced levels until the launch of the branding initiative. This branding initiative represents a renewed emphasis on marketing, and the Company expects a continued trend toward more historic spending levels for marketing and advertising expense.

Expenses related to ORE and other foreclosed properties increased by $76,000 in the second quarter of 2013 compared to the same quarter of 2012, but have declined by $689,000 in the first six months of 2013 compared to the same period of 2012. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. During the first six months of 2012, the Company recorded $770,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted, and $200,000 of probable incurred expenses was recorded in the first six months of 2013. FDIC insurance premiums declined by 35.8% and 36.4%, respectively, during the three and six months ended June 30, 2013 compared to the same periods of 2012 as a result of lower base charges.

Attorney, accounting and other professional fees in the second quarter and first six months of 2013 declined by 54.7% and 38.6%, respectively, from comparable periods of 2012. Costs in the second quarter of 2012 included $299,000 of legal and accounting costs related to the sale of the Company's Preferred Shares by the U.S. Treasury.

Return to Cross Reference Table

Federal Income Tax

The table below shows the Company's effective tax rates for the three and six month periods ended June 30, 2013 and 2012. The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income.

	Current Quarter		Year to Date
	2013	2012	2013	2012
Effective tax rate	30.4%	31.5%	29.6%	26.2%

The Company's net deferred tax asset was $8.8 million at June 30, 2013. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses from 2009 to 2011, the Company had a tax Net Operating Loss ("NOL") of $1.6 million as of December 31, 2012.

Positive Evidence

•	The Company had many years of consistently profitable operations before 2009.
•	The Company's NOL carry-forward position of $1.6 million at December 31, 2012, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
•	The Company can carry-forward losses for up to 20 years.
•
The Company's pre-tax loss was reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011, $6.1 million in 2012, and $5.7 million for the first half of 2013.

•
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011, $8.4 million in 2012, and $1.6 million for the first half of 2013.

•	The Company believes it has returned to sustained profitability as a result of strong core earnings and continued reduction in loan losses.
•	The Company does have available certain tax planning strategies, including:
o	Sale and leaseback of premises
o	Sale of mortgage servicing rights
o	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at June 30, 2013 or December 31, 2012.

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

The Company's balances in federal funds sold and short-term interest-bearing balances with banks were $35.9 million at June 30, 2013, compared to $56.8 million at December 31, 2012 and $57.6 million at June 30, 2012. Balances of investments held for sale were $195.1 million at June 30, 2013, compared to $206.1 million at December 31, 2012 and $191.9 million at June 30, 2012. The Company continued to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this prolonged period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2013 or 2012.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first six months of 2013, the Bank procured no new advances, and repaid $10.0 million of matured borrowings. In the twelve months ended June 30, 2013, maturities and principal payments on advances have reduced outstanding balances by $11.8 million.

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

Return to Cross Reference Table

In connection with termination of the Bank's MOU, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.80% at June 30, 2013, after payment of a $2.0 million dividend to the Company in the second quarter of 2013.

The following table shows information about the Company's and the Banks' capital levels compared to regulatory and Board resolution requirements at June 30, 2013 and December 31, 2012.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)		Minimum Required by Board Resolution (3)
	$000%		$000%		$000%		$000%
As of June 30, 2013
Tier 1 Capital to Average Assets
Consolidated	$96,594	10.7%	$36,106	4.0%	N/A	N/A	N/A	N/A
Bank	88,061	9.8%	35,949	4.0%	44,937	5.0%	76,392	8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	96,594	15.2%	25,402	4.0%	N/A	N/A	N/A	N/A
Bank	88,061	13.9%	25,383	4.0%	38,075	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	104,706	16.5%	50,804	8.0%	N/A	N/A	N/A	N/A
Bank	96,167	15.2%	50,766	8.0%	63,458	10.0%	N/A	N/A

As of December 31, 2012
Tier 1 Capital to Average Assets
Consolidated	$91,886	10.2%	$36,059	4.0%	N/A	N/A	N/A	N/A
Bank	85,727	9.6%	35,755	4.0%	44,694	5.0%	75,980	8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	91,886	15.4%	23,914	4.0%	N/A	N/A	N/A	N/A
Bank	85,727	14.4%	23,862	4.0%	35,792	6.0%	N/A	N/A

Total Capital to Risk Weighted Assets
Consolidated	99,545	16.7%	47,829	8.0%	N/A	N/A	N/A	N/A
Bank	93,370	15.7%	47,723	8.0%	59,654	10.0%	N/A	N/A

(1) Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
(2) Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions.
(3) Represents requirements of a Board resolution adopted in November 2012.

In July 2013, Federal banking regulators issued interim final rules that revise the existing regulatory capital requirements to incorporate certain revisions to the Basel capital framework, including Basel III and other elements. The interim final rule seeks to strengthen the components of regulatory capital, increases risk-based capital requirements, and makes selected changes to the calculation of risk-weighted assets.

Return to Cross Reference Table

The interim final rule:

•	Revises minimum capital requirements and adjusts prompt corrective action thresholds.
•
Revises the components of regulatory capital, adds a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, increases the minimum Tier 1 capital ratio requirement from 4% to 6%.

•	Retains the existing risk-based capital treatment for 1-4 family residential mortgage exposures.
•
Permits banking organizations that are not subject to the advanced approaches rule, such as the Company, to retain, through a one-time election, the existing capital treatment for accumulated other comprehensive income.

•
Implements a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016.

•
Becomes effective January 1, 2015, for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments.
•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.
•	Removes references to credit ratings consistent with the Dodd-Frank Wall Street Reform and Consumer Protection Act and establishes due diligence requirements for securitization exposures.

While not effective until 2015, United's capital position at June 30, 2013 exceeded the minimum capital requirements of the interim final rule assuming they were applicable as of June 30, 2013, including the fully phased-in capital conservation buffer.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Return to Cross Reference Table

Item 4 – Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

July 26, 2013

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