Form 10-Q
period 2013-09-30
UNITED BANCORP INC /MI/
filed 2013-10-25
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013
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

As of October 25, 2013, there were outstanding 12,715,490 shares of the registrant's common stock, no par value.

Return to Cross Reference Table

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may," "could," "will," "is likely," or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing," "trend,"  "future," "possible," or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to the possible future redemption of the remaining shares of Preferred Stock, deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, future dividends, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, future impacts of legal proceedings, the effects on earnings of changes in interest rates and the future level of other revenue sources. Future redemption of the remaining shares of Preferred Stock would require regulatory and Board of Directors approval. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

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

Cross Reference Table

Return to Cross Reference Table
Part I – Financial Information

Item 1 – Financial Statements

(a)            Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	September 30,	December 31,
Assets	2013	2012
Cash and demand balances in other banks	$23,514	$13,769
Interest bearing balances with banks	8,267	56,843
Total cash and cash equivalents	31,781	70,612

Securities available for sale	204,827	206,129
FHLB Stock	2,691	2,571
Loans held for sale	8,388	13,380

Portfolio loans	643,151	586,678
Less allowance for loan losses	21,963	22,543
Net portfolio loans	621,188	564,135

Premises and equipment, net	10,379	10,719
Bank-owned life insurance	14,540	14,241
Accrued interest receivable and other assets	25,038	25,954
Total Assets	$918,832	$907,741

Liabilities
Deposits
Noninterest bearing deposits	$160,225	$165,430
Interest bearing deposits	645,515	619,213
Total deposits	805,740	784,643

FHLB advances payable	11,983	21,999
Other borrowings	6,000	-
Accrued interest payable and other liabilities	4,472	3,702
Total Liabilities	828,195	810,344

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 10,300 and 20,600 shares outstanding, respectively; liquidation preference $1,000 per share	10,282	20,476
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,715,490, and 12,705,983 shares issued and outstanding, respectively	85,830	85,682
Accumulated deficit	(5,063)	(10,426)
Accumulated other comprehensive income (loss), net of tax	(412)	1,665
Total Shareholders' Equity	90,637	97,397

Total Liabilities and Shareholders' Equity	$918,832	$907,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(b)            Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars, except per share data	September 30,		September 30,
Interest Income	2013	2012	2013	2012
Interest and fees on loans	$7,723	$7,917	$22,920	$23,695
Interest on securities
Taxable	770	618	1,951	1,988
Tax exempt	163	160	475	506
Interest on federal funds sold and balances with banks	19	36	84	133
Total interest income	8,675	8,731	25,430	26,322

Interest Expense
Interest on deposits	618	895	2,033	2,936
Interest on FHLB advances	72	190	300	605
Interest on other borrowings	4	-	4	-
Total interest expense	694	1,085	2,337	3,541
Net Interest Income	7,981	7,646	23,093	22,781
Provision for loan losses	300	2,000	1,900	6,650
Net Interest Income after Provision for Loan Losses	7,681	5,646	21,193	16,131

Noninterest Income
Service charges on deposit accounts	473	496	1,369	1,378
Wealth Management fee income	1,465	1,319	4,356	3,855
Gains on securities transactions	1	-	40	4
Income from loan sales and servicing	2,252	2,803	8,071	7,299
ATM, debit and credit card fee income	580	517	1,637	1,583
Income from bank-owned life insurance	101	106	300	316
Other income	243	323	913	1,165
Total noninterest income	5,115	5,564	16,686	15,600

Noninterest Expense
Salaries and employee benefits	5,884	5,464	17,984	15,686
Occupancy and equipment expense, net	1,350	1,350	4,055	3,988
External data processing	352	250	1,077	764
Advertising and marketing	304	190	860	567
Attorney, accounting and other professional fees	334	416	1,094	1,654
Director fees	105	98	314	293
Expenses relating to ORE property and foreclosed assets	158	417	585	1,533
FDIC insurance premiums	189	292	565	883
Other expenses	856	823	2,358	2,249
Total noninterest expense	9,532	9,300	28,892	27,617
Income Before Federal Income Tax	3,264	1,910	8,987	4,114
Federal income tax	988	520	2,682	1,097
Net Income	$2,276	$1,390	$6,305	$3,017

Preferred stock dividends and amortization	(305)	(285)	(879)	(856)
Income Available to Common Shareholders	$1,971	$1,105	$5,426	$2,161

Basic and diluted earnings per share	$0.15	$0.09	$0.42	$0.17
Cash dividends declared per share of common stock	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(c)            Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars	September 30,		September 30,
	2013	2012	2013	2012
Net income	$2,276	$1,390	$6,305	$3,017
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized gains (losses) on securities available for sale	791	872	(3,107)	1,076
Less: Reclassification for realized amount included in income	(1)	-	(40)	(4)
Other comprehensive income (loss) before tax effect	790	872	(3,147)	1,072
Tax expenses (benefit)	269	296	(1,070)	364
Other comprehensive income (loss)	521	576	(2,077)	708
Total comprehensive income	$2,797	$1,966	$4,228	$3,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

(d)            Condensed Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended		Nine Months Ended
In thousands of dollars	September 30,		September 30,
Total Shareholders' Equity	2013	2012	2013	2012
Balance at beginning of period	$98,402	$95,113	$97,397	$93,774
Net income	2,276	1,390	6,305	3,017
Other comprehensive income (loss)	521	576	(2,077)	708
Redemption of preferred shares	(10,300)	-	(10,300)	-
Cash dividends paid on preferred shares	(322)	(258)	(836)	(772)
Other common stock transactions	60	15	148	109
Balance at end of period	$90,637	$96,836	$90,637	$96,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)            Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
In thousands of dollars	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$6,305	$3,017

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	4,286	4,070
Provision for loan losses	1,900	6,650
Gain on sale of loans	(7,331)	(6,945)
Proceeds from sales of loans originated for sale	270,399	271,598
Loans originated for sale	(258,076)	(268,129)
Gains on securities transactions	(40)	(4)
Change in deferred income taxes	1,406	737
Stock based compensation expense	188	112
Increase in cash surrender value of bank-owned life insurance	(300)	(316)
Change in investment in limited partnership	(309)	(224)
Change in accrued interest receivable and other assets	991	3,332
Change in accrued interest payable and other liabilities	859	1,791
Net cash from operating activities	20,278	15,689

Cash Flows from Investing Activities
Securities available for sale
Purchases	(72,828)	(80,231)
Sales	11,752	2,847
Maturities and calls	19,633	25,870
Principal payments	36,339	24,601
Purchase of FHLB stock	(120)	-
Net change in portfolio loans	(59,419)	(35,464)
Premises and equipment expenditures	(470)	(769)
Net cash from investing activities	(65,113)	(63,146)

Cash Flows from Financing Activities
Net change in deposits	21,097	11,169
Net change in other borrowings	6,000	-
Principal payments on FHLB advances	(10,016)	(2,276)
Repurchase of preferred stock	(10,300)	-
Other common stock transactions	59	20
Cash dividends paid on preferred shares	(836)	(772)
Net cash from financing activities	6,004	8,141
Net change in cash and cash equivalents	(38,831)	(39,316)

Cash and cash equivalents at beginning of year	70,612	107,592
Cash and cash equivalents at end of period	$31,781	$68,276

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,410	$3,629
Loans transferred to other real estate	466	2,535
Income taxes paid	610	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(f)            Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Balances of securities by category are shown below at September 30, 2013 and December 31, 2012. All securities are classified as available for sale.

At September 30, 2013, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$26,556	$34	$(823)	$25,767
Mortgage-backed agency securities	154,205	1,407	(1,369)	154,243
Obligations of states and political subdivisions	24,664	468	(342)	24,790
Equity securities	26	1	-	27
Total	$205,451	$1,910	$(2,534)	$204,827

At December 31, 2012, in thousands of dollars
U.S. Treasury and agency securities	$27,200	$130	$(14)	$27,316
Mortgage-backed agency securities	158,829	2,324	(654)	160,499
Obligations of states and political subdivisions	17,551	740	(5)	18,286
Equity securities	26	2	-	28
Total	$203,606	$3,196	$(673)	$206,129

Return to Cross Reference Table

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

At September 30, 2013	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$18,643	$(823)	$-	$-	$18,643	$(823)
Mortgage-backed agency securities	84,078	(1,305)	3,084	(64)	87,162	(1,369)
Obligations of states and political subdivisions	8,535	(342)	-	-	8,535	(342)
Total	$111,256	$(2,470)	$3,084	$(64)	$114,340	$(2,534)

At December 31, 2012
In thousands of dollars
U.S. Treasury and agency securities	$4,131	$(14)	$-	$-	$4,131	$(14)
Mortgage-backed agency securities	54,538	(639)	1,309	(15)	55,847	(654)
Obligations of states and political subdivisions	941	(5)	-	-	941	(5)
Total	$59,610	$(658)	$1,309	$(15)	$60,919	$(673)

Unrealized losses within the investment portfolio are temporary. The Company performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first nine months of 2013 or 2012.  The unrealized losses on the Company's investment in available for sale securities were caused by interest rate changes. All of the Company's mortgage-backed securities are issued by U.S. Government-sponsored agencies. The Company owns no obligations issued by the City of Detroit. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it is likely the Company will not have to sell any security before recovery of its cost basis.

Return to Cross Reference Table

Sales activity for securities for the three and nine month periods ended September 30, 2013 and 2012 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2013	2012	2013	2012
Sales proceeds	$-	$-	$11,752	$2,847
Gross gains on sales	-	-	136	30
Gross loss on sales	-	-	(97)	(26)
Gross gains on calls	1	-	1	-

The amortized cost and fair value of securities available for sale by contractual maturity as of September 30, 2013 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
In thousands of dollars	Cost	Fair Value
Due in one year or less	$16,821	$16,892
Due after one year through five years	28,480	28,006
Due after five years through ten years	5,919	5,659
Due after ten years	-	-
Mortgage-backed agency securities	154,205	154,243
Equity securities	26	27
Total securities	$205,451	$204,827

Securities carried at $1.0 million as of September 30, 2013 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

The municipal portfolio contains a small level of geographic risk, as approximately 1.3% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.1% in Monroe County, Michigan and 3.5% in Washtenaw County, Michigan. The total fair value of municipal obligations issued by political subdivisions located in these three counties is approximately $12.1 million.

Return to Cross Reference Table

Note 3 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by class at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
Commercial construction & land development	$18,528	2.9%	$28,511	4.9%
Owner-occupied commercial real estate loans	109,144	17.0%	97,755	16.7%
Other commercial real estate loans	140,686	21.9%	113,370	19.3%
Commercial & industrial loans	104,133	16.2%	104,332	17.8%
Residential mortgages	133,905	20.8%	121,393	20.6%
Consumer construction	13,709	2.1%	12,123	2.1%
Home equity loans	79,898	12.4%	72,983	12.4%
Other consumer loans	38,797	6.0%	33,969	5.8%
Deferred loan fees and costs, overdrafts, in-process accounts	4,351	0.7%	2,242	0.4%
Total portfolio loans	$643,151	100.0%	$586,678	100.0%

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

Return to Cross Reference Table

Loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. In addition, the Company applies a detailed analysis of qualitative factors that are assessed on a quarterly basis based upon ratios specific to the Company, as well as regional economic metrics.

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

Loans are generally moved to nonaccrual status when ninety days or more past due, or in bankruptcy. These loans are often also considered impaired. Impaired loans are charged off, in part or in full, when deemed uncollectible. This typically occurs when the loan is 120 or more days past due, unless the loan is both well-secured and in the process of collection. This policy applies to each class of the Company's loan portfolio.

An analysis of the allowance for loan losses for the three and nine month periods ended September 30, 2013 and 2012 and balances as of December 31, 2012 follows:

	Three Months Ended September 30, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, June 30	$2,925	$4,509	$5,445	$4,482	$2,456	$2,184	$22,001
Provision charged to expense	(163)	1	(26)	414	(12)	86	300
Losses charged off	(8)	(92)	(35)	(367)	(77)	(89)	(668)
Recoveries	244	8	3	8	1	66	330
Balance, September 30	$2,998	$4,426	$5,387	$4,537	$2,368	$2,247	$21,963

Return to Cross Reference Table

	Nine Months Ended September 30, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543
Provision charged to expense	(1,414)	808	559	1,415	55	477	1,900
Losses charged off	(808)	(1,830)	(73)	(1,118)	(200)	(479)	(4,508)
Recoveries	1,004	355	193	109	57	310	2,028
Balance, September 30	$2,998	$4,426	$5,387	$4,537	$2,368	$2,247	$21,963

Ending balance:
Individually evaluated for impairment	$2,134	$1,874	$1,088	$781	$719	$-	$6,596
Collectively evaluated for impairment	$864	$2,552	$4,299	$3,756	$1,649	$2,247	$15,367

Total Loans:
Ending balance	$32,237	$110,417	$164,457	$104,231	$106,723	$125,086	$643,151
Ending balance:
Individually evaluated for impairment	$4,812	$4,261	$7,914	$3,528	$4,560	$345	$25,420
Collectively evaluated for impairment	$27,425	$106,156	$156,543	$100,703	$102,163	$124,741	$617,731

	Three Months Ended September 30, 2012
Allowance for Loan Losses:
Balance, June 30, 2012	$4,587	$4,778	$4,845	$4,355	$1,808	$1,724	$22,097
Provision charged to expense	496	1,007	97	202	206	(8)	2,000
Losses charged off	(110)	(1,009)	(239)	(719)	(216)	(87)	(2,380)
Recoveries	80	5	174	335	80	69	743
Balance, September 30	$5,053	$4,781	$4,877	$4,173	$1,878	$1,698	$22,460

	Nine Months Ended September 30, 2012
Thousands of dollars
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,945	1,942	1,940	11	659	153	6,650
Losses charged off	(868)	(1,067)	(2,056)	(1,419)	(855)	(578)	(6,843)
Recoveries	300	31	272	840	143	434	2,020
Balance, September 30	$5,053	$4,781	$4,877	$4,173	$1,878	$1,698	$22,460

Return to Cross Reference Table

	Balances at December 31, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$3,271	$2,904	$1,079	$274	$771	$5	$8,304
Collectively evaluated for impairment	945	2,189	3,629	3,857	1,685	1,934	14,239
Total Allowance for Loan Losses	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Total Loans:
Ending balance:
Individually evaluated for impairment	$8,224	$10,263	$7,797	$2,049	$5,561	$394	$34,288
Collectively evaluated for impairment	32,410	92,316	123,207	96,336	96,095	112,026	552,390
Total Loans	$40,634	$102,579	$131,004	$98,385	$101,656	$112,420	$586,678

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

The risk characteristics of each loan portfolio segment are as follows:

Construction and Land Development. Construction and Land Development ("CLD") loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. CLD loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. CLD loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Return to Cross Reference Table

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

Repayment of consumer loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of September 30, 2013 and December 31, 2012 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At September 30, 2013
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$7,930	$96,748	$118,953	$91,616	$315,247
5	Special Mention	5,110	6,600	13,671	5,627	31,008
6	Substandard	5,008	5,796	8,062	6,855	25,721
7	Doubtful	480	-	-	35	515
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$18,528	$109,144	$140,686	$104,133	$372,491

Return to Cross Reference Table

	At September 30, 2013
Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$128,144	$13,709	$79,611	$38,546	$260,010
Accruing restructured	3,748	-	170	-	3,918
Delinquent less than 90 days	1,079	-	-	192	1,271
Nonperforming	934	-	117	59	1,110
Total Consumer Loans	$133,905	$13,709	$79,898	$38,797	266,309
Subtotal Commercial, Tax-exempt & Consumer Loans					638,800
Deferred loan fees and costs, overdrafts, in-process accounts					4,351
Total Portfolio Loans					$643,151

In thousands of dollars		At December 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,813	$78,507	$86,445	$91,711	$269,476
5	Special Mention	7,378	11,510	17,073	5,104	41,065
6	Substandard	7,840	7,738	9,852	7,475	32,905
7	Doubtful	480	-	-	42	522
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$28,511	$97,755	$113,370	$104,332	$343,968

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$114,071	$12,123	$72,344	$33,764	$232,302
Accruing restructured	3,267	-	171	-	3,438
Delinquent less than 90 days	1,714	-	343	150	2,207
Nonperforming	2,341	-	125	55	2,521
Total Consumer Loans	$121,393	$12,123	$72,983	$33,969	240,468
Subtotal Commercial, Tax-exempt & Consumer Loans					584,436
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

Return to Cross Reference Table

Tables detailing the loan portfolio aging analysis as of September 30, 2013 and December 31, 2012 follow.

Thousands of dollars	Delinquent Loans
As of September 30, 2013	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$-	$-	$-	$14,620	$18,528	$3,908	$3,908
Owner-Occupied CRE	569	-	569	105,846	109,144	2,729	2,729
Other CRE	300	-	300	137,718	140,686	2,668	2,668
Commercial & Industrial	125	-	125	101,103	104,133	2,905	2,905
Consumer
Residential Mortgage	1,079	292	1,371	131,892	133,905	642	934
Consumer Construction	-	-	-	13,709	13,709	-	-
Home Equity	-	-	-	79,781	79,898	117	117
Other Consumer	192	-	192	38,546	38,797	59	59
Subtotal	$2,265	$292	$2,557	$623,215	638,800	$13,028	$13,320
Deferred loan fees and costs, overdrafts, in-process accounts					4,351
Total Portfolio Loans					$643,151

As of December 31, 2012
Commercial
Commercial CLD	$117	$-	$117	$24,545	$28,511	$3,849	$3,849
Owner-Occupied CRE	-	-	-	92,498	97,755	5,257	5,257
Other CRE	-	-	-	109,638	113,370	3,732	3,732
Commercial & Industrial	683	-	683	102,257	104,332	1,392	1,392
Consumer
Residential Mortgage	1,714	-	1,714	117,338	121,393	2,341	2,341
Consumer Construction	-	-	-	12,123	12,123	-	-
Home Equity	343	37	380	72,515	72,983	88	125
Other Consumer	150	-	150	33,764	33,969	55	55
Subtotal	$3,007	$37	$3,044	$564,678	584,436	$16,714	$16,751
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

(1) All are accruing.

Return to Cross Reference Table

Impaired Loans

Information regarding impaired loans as of September 30, 2013 and December 31, 2012 follows.

	September 30, 2013			December 31, 2012
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$753	$-	$654	$1,673	$-
Owner-Occupied CRE	947	1,334	-	4,181	6,267	-
Other CRE	1,891	2,313	-	4,438	6,158	-
Commercial & Industrial	1,262	3,315	-	1,640	3,992	-
Consumer
Residential Mortgage	1,667	1,667	-	2,207	2,989	-
Home Equity	170	170	-	232	232	-
Other Consumer	175	175	-	157	157	-
Subtotal	6,557	9,727	-	13,509	21,468	-

Loans with a specific valuation allowance
Commercial
Commercial CLD	4,367	4,546	2,134	7,570	7,629	3,271
Owner-Occupied CRE	3,314	6,489	1,874	6,082	7,495	2,904
Other CRE	6,023	6,273	1,088	3,359	3,359	1,079
Commercial & Industrial	2,266	3,077	781	409	409	274
Consumer
Residential Mortgage	2,893	2,893	719	3,354	3,817	771
Other Consumer	-	-	-	5	5	5
Subtotal	18,863	23,278	6,596	20,779	22,714	8,304

Total Impaired Loans
Commercial
Commercial CLD	4,812	5,299	2,134	8,224	9,302	3,271
Owner-Occupied CRE	4,261	7,823	1,874	10,263	13,762	2,904
Other CRE	7,914	8,586	1,088	7,797	9,517	1,079
Commercial & Industrial	3,528	6,392	781	2,049	4,401	274
Consumer
Residential Mortgage	4,560	4,560	719	5,561	6,806	771
Home Equity	170	170	-	232	232	-
Other Consumer	175	175	-	162	162	5
Total Impaired Loans	$25,420	$33,005	$6,596	$34,288	$44,182	$8,304

Return to Cross Reference Table

Information regarding average investment in impaired loans and interest income recognized on those loans for the three and nine month periods ended September 30, 2013 and 2012 is shown below.

Periods ended September 30,	2013				2012
Thousands of dollars	Three Months		Year to Date		Three Months		Year to Date
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$-	$466	$-	$3,538	$-	$4,323	$-
Owner-Occupied CRE	948	3	1,912	21	2,438	12	2,777	51
Other CRE	3,980	21	4,143	34	5,215	6	9,672	124
Commercial & Industrial	1,265	7	964	17	1,715	9	1,839	29
Consumer
Residential Mortgage	993	7	1,122	24	1,312	6	1,274	17
Home Equity	3	1	8	3	25	1	25	4
Other Consumer	158	-	145	-	122	-	155	-
Subtotal	7,792	39	8,760	99	14,365	34	20,065	225

Loans with a specific valuation allowance
Commercial
Commercial CLD	4,385	18	5,458	95	8,285	89	8,443	298
Owner-Occupied CRE	3,319	19	3,407	59	6,803	47	6,668	114
Other CRE	3,966	43	3,546	111	3,432	36	4,331	140
Commercial & Industrial	2,272	9	2,141	71	712	8	888	34
Consumer
Residential Mortgage	3,404	29	3,480	103	4,555	32	4,099	96
Home Equity	-	-	-	-	-	-	-	-
Other Consumer	-	-	-	-	78	-	56	2
Subtotal	17,346	118	18,032	439	23,865	212	24,485	684

Total Impaired Loans
Commercial
Commercial CLD	4,830	18	5,924	95	11,823	89	12,766	298
Owner-Occupied CRE	4,267	22	5,319	80	9,241	59	9,445	165
Other CRE	7,946	64	7,689	145	8,647	42	14,003	264
Commercial & Industrial	3,537	16	3,105	88	2,427	17	2,727	63
Consumer
Residential Mortgage	4,397	36	4,602	127	5,867	38	5,373	113
Home Equity	3	1	8	3	25	1	25	4
Other Consumer	158	-	145	-	200	-	211	2
Total Impaired Loans	$25,138	$157	$26,792	$538	$38,230	$246	$44,550	$909

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

If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time before a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

It is the Bank's policy to have any restructured loan that is on nonaccrual status before being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.0 million at September 30, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $10.6 million at September 30, 2013 and $15.8 million at December 31, 2012.

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

Accruing restructured loans at September 30, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The following tables present information regarding loans newly-classified as TDRs for the three and nine month periods ended September 30, 2013 and 2012.

Periods ended September 30, 2013	Three Months			Nine Months
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Owner-Occupied CRE	-	$-	$-	2	$182	$182
Other CRE	1	665	665	1	665	665
Consumer
Residential Mortgage	-	-	-	4	800	800
Total	1	$665	$665	7	$1,647	$1,647

Periods ended September 30, 2012
Commercial
Commercial CLD	-	$-	$-	2	$400	$400
Owner-Occupied CRE	1	645	645	6	1,271	1,271
Other CRE	-	-	-	4	2,304	2,304
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	-	-	-	2	224	224
Total	1	$645	$645	15	$4,389	$4,389

The table below provides a breakdown of accruing restructured loans by type at September 30, 2013. The table also includes the average yield on accruing restructured loans and the yield for the entire portfolio, for commercial loans and residential mortgage and home equity loans, for the third quarter of 2013.

	September 30, 2013		Third Quarter 2013
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	4	$1,658
Other Commercial Loans	12	5,021
Total Commercial Loans	16	6,679	4.92%	4.95%

Residential Mortgage & Home Equity Loans	20	3,918	3.59%	4.75%
Total Accruing Restructured Loans	36	$10,597

Return to Cross Reference Table

The Company has no personal loans other than the loans described above that are classified as troubled debt restructurings. In determining the amount of the allowance for loan losses, all restructured loans are classified as impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

For the third quarter and first nine months ended in 2013, there were no TDRs that subsequently defaulted within twelve months of being restructured.  For the same periods in 2012, information is shown below regarding subsequent defaults.

Periods ended September 30, 2012	Three Months		Nine Months
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	1	$1,892	4	$3,423
Owner-Occupied CRE	-	-	2	239
Total	1	$1,892	6	$3,662

A TDR is in payment default once it is ninety days contractually past due under the modified terms (unless otherwise stated). Since the Company treats accruing TDRs as impaired loans and evaluates TDRs individually for impairment, the allowance for loan losses is not generally affected by a subsequent default of a TDR.

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded compensation expense related to stock based compensation of $62,500 and $37,500, respectively, for the three month periods and $187,500 and $112,500, respectively, for the nine month periods ended September 30, 2013 and 2012. The Company has a policy of issuing authorized but unissued common shares for the award, satisfaction or settlement of stock-based compensation.

Stock Incentive Plan of 2010

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

Return to Cross Reference Table

The following tables show activity for the nine months ended September 30, 2013 for awards granted under the Incentive Plan:

Stock-Only Stock Appreciation Rights
		Weighted
	Awards	Avg. Exer-
	Outstanding	cise Price
Balance at January 1	167,250	$3.33
Awards granted	46,250	5.05
Awards exercised	(7,946)	3.33
Awards forfeited	(8,250)	3.63
Balance at September 30, 2013	197,304	$3.72

	Restricted Stock		Restricted Stock Units
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested at January 1	22,625	$3.35	46,795	$3.35
Awards granted	10,500	5.05	54,582	5.05
Awards vested	(22,625)	3.35	-	-
Awards forfeited	-	-	(3,903)	4.24
Nonvested at September 30	10,500	$5.05	97,474	$4.27

As of September 30, 2013, unrecognized compensation expense related to the Incentive Plan totaled $410,000. Compensation expense for stock-only stock appreciation rights ("SOSARs") and restricted stock grants is recognized over approximately three years. Compensation expense for restricted stock units ("RSUs") is based on an expected level of achievement of performance targets as determined at the time of each grant, and is usually recognized over three years.

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

At September 30, 2013, the aggregate intrinsic value of SOSARs outstanding was $608,466. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on September 30, 2013 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on September 30, 2013. The weighted–average period over which non-vested SOSARs are expected to be recognized is one year.

Return to Cross Reference Table

The fair value of restricted stock and RSU grants is considered to be the market price of Company common stock at the grant date. The Company has established three performance targets for 2013 grants. Those targets are based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target is weighted equally, and target levels are based on United's 2013 financial plan.

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

The following summarizes year to date option activity for the 2005 Plan:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2013	358,070	$21.32
Options expired	(25,434)	22.97
Options forfeited	(3,400)	12.71
Balance at September 30, 2013	329,236	$21.28

The table below provides information regarding stock options outstanding under the 2005 Plan at September 30, 2013.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	329,236	3.12	Years	$21.28	329,236	$21.28

As of the end of the third quarter of 2013, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan. At September 30, 2013, the total outstanding stock options granted under the 2005 Plan had no intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on September 30, 2013 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on September 30, 2013.

1 Adversely classified assets as a percent of Tier 1 capital plus allowance for loan losses.

Return to Cross Reference Table

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at September 30, 2013 and December 31, 2012 were as follows:

In thousands of dollars	9/30/13	12/31/12	Change	Percent
Total loans serviced	$962,935	$853,761	$109,174	12.8%

Unamortized loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheet, for the three and nine month periods ended September 30, 2013 and 2012, are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2013	2012	2013	2012
Balance at beginning of period	$7,072	$5,855	$6,379	$5,405
Amount capitalized	627	780	2,205	2,029
Amount amortized	(386)	(509)	(1,271)	(1,308)
Balance at September 30,	$7,313	$6,126	$7,313	$6,126

The fair value of servicing rights was as follows:

In thousands of dollars	9/30/13	9/30/12
Fair value, January 1	$8,285	$7,331
Fair value, end of period	$11,041	$7,848

Note 7 - Common Stock and Earnings per Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus contingently issuable shares during the period. The diluted earnings per share further assumes the dilutive effect of additional common shares issuable under stock based compensation plans and warrants.

Return to Cross Reference Table

A reconciliation of basic and diluted earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per-share data	2013	2012	2013	2012
Net income	$2,276	$1,390	$6,305	$3,017
Less:
Accretion of discount on preferred stock	(47)	(27)	(106)	(83)
Dividends on preferred stock	(258)	(258)	(773)	(773)
Income available to common shareholders	$1,971	$1,105	$5,426	$2,161

Basic earnings per share:
Weighted avg. common shares outstanding	12,703.5	12,683.4	12,698.6	12,677.7
Weighted avg. contingently issuable shares	133.3	114.5	127.6	113.5
Total weighted average common shares outstanding	12,836.8	12,797.9	12,826.2	12,791.2
Basic earnings per share	$0.15	$0.09	$0.42	$0.17

Diluted earnings per share:
Weighted average common shares outstanding from basic earnings per share	12,836.8	12,797.9	12,826.2	12,791.2
Dilutive effect of stock incentive plans	73.9	-	55.1	-
Total weighted average common shares outstanding	12,910.7	12,797.9	12,881.4	12,791.2
Diluted earnings per share	$0.15	$0.09	$0.42	$0.17

A total of 370,986 and 373,986 shares subject to RSU and SOSAR grants, stock options and restricted stock existed for the three and nine month periods ended September 30, 2013 and 527,751 shares subject to RSU and SOSAR grants, stock options and restricted stock existed for the same time periods in 2012.  These shares were not considered in computing diluted earnings per share because they were not dilutive.

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

Return to Cross Reference Table

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at September 30, 2013 and December 31, 2012, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
September 30, 2013	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$25,767	$-	$25,767	$-
Mortgage-backed agency securities	154,243	-	154,243	-
Obligations of states and political subdivisions	24,790	-	24,790	-
Equity securities	27	27	-	-
Hedged loan	7,257	-	7,257	-
Interest rate swap asset	120	-	120	-

December 31, 2012
Available for sale securities:
U.S. Treasury and agency securities	$27,316	$-	$27,316	$-
Mortgage-backed agency securities	160,499	-	160,499	-
Obligations of states and political subdivisions	18,286	-	18,286	-
Equity securities	28	28	-	-

Return to Cross Reference Table

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 in the quarter ended September 30, 2013 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
September 30, 2013	$13,803	$-	$-	$13,803
December 31, 2012	21,866	-	-	21,866

Return to Cross Reference Table

Significant Unobservable Inputs
The following is a discussion of the significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement. Those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Impaired Loans (Collateral Dependent)

Loan balances which indicate that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Collateral-dependent loans are assigned an impairment rating using the Fair Value of the Collateral method, based on the current appraisals of loan collateral.

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

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements as of September 30, 2013 and December 31, 2012. For both periods, the valuation technique used is market comparable properties and unobservable inputs are based on marketability discount at the rates shown.

	Impaired loans (collateral dependent)
dollars in thousands	9/30/13	12/31/12
Fair value	$13,803	$21,866
Range	7.5%-49.5%	7.5%-49.5%
Weighted average	16.3%	14.0%

Return to Cross Reference Table

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$31,781	$31,781	$-	$-
Securities available for sale	204,827	27	204,800	-
FHLB Stock	2,691	-	2,691	-
Loans held for sale	8,388	-	8,388	-
Net portfolio loans	621,188	-	7,257	618,335
Accrued interest receivable	2,760	-	2,760	-
Interest rate swap asset	120	-	120	-

Financial Liabilities
Total deposits	$(805,740)	$(160,225)	$(646,587)	$-
FHLB advances	(11,983)	-	(12,595)	-
Other borrowings	(6,000)	-	(6,000)	-
Accrued interest payable	(281)	-	(281)	-

	December 31, 2012
Financial Assets
Cash and cash equivalents	$70,612	$70,612	$-	$-
Securities available for sale	206,129	28	206,101	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	13,380	-	13,380	-
Net portfolio loans	564,135	-	-	574,137
Accrued interest receivable	2,620	-	2,620	-

Financial Liabilities
Total deposits	$(784,643)	$-	$(787,015)	$-
FHLB advances	(21,999)	-	(23,007)	-
Accrued interest payable	(354)	-	(354)	-

Estimated fair values require subjective judgments and are approximate. The above estimates of fair value are not necessarily representative of amounts that could be realized in actual market transactions, or of the underlying value of the Company.

Return to Cross Reference Table

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

Other borrowings – The fair value is estimated by discounting future cash flows using current rates on borrowings with similar maturities.

Off-balance-sheet financial instruments – Commitments to extend credit, standby letters of credit and undisbursed loans are deemed to have no material fair value as such commitments are generally fulfilled at current market rates.

Note 9 – Derivative Instruments

The Company may use interest rate swaps as part of its interest rate risk management strategy to add stability to interest income and to manage its exposure to interest rate movements. The Company does not use derivative instruments for trading or speculative purposes. The Company has entered into an interest rate swap agreement, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of a specified long-term fixed-rate loan caused by changes in interest rates. This hedge allowed us to offer a long-term fixed rate loan to a client without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest stream to a floating-rate interest stream, benchmarked to the one-month U.S. dollar LIBOR index, protects against changes in the fair value of our loan otherwise associated with fluctuating interest rates.

Return to Cross Reference Table

The fixed-rate payment feature of the interest rate swap is structured at inception to mirror substantially all of the provisions of the hedged loan agreements. This interest rate swap, designated and qualified as a fair value hedge, is carried on the consolidated balance sheet at fair value in "other assets" (when the fair value is positive) or in "other liabilities" (when the fair value is negative).

The change in fair value of the interest rate swap is recorded in interest income. The unrealized gain or loss in fair value of the hedged fixed-rate loan due to LIBOR interest rate movements is recorded as an adjustment to the hedged loan and is offset in interest income. The net effect of the change in fair value of the interest rate swap and the change in the fair value of the hedged loan may result in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on the interest rate swap is limited to the favorable value (net of any collateral pledged to us) and interest payments of the interest rate swap by the counterparty. We are required to post collateral to the counterparty. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of September 30, 2013, we have posted cash collateral of $370,100 related to the collateral requirements of the interest rate swap.

As of September 30, 2013, we had one interest rate swap, which is scheduled to mature in June 2020. The interest rate swap is accounted for as a fair value hedge, and is settled monthly with the counterparty. As of September 30, 2013, the notional amount of the interest rate swap was approximately $7.4 million. The fair value of the interest rate swap at September 30, 2013 was $120,000. The Company had no interest rate swaps at December 31, 2012.

The hedging relationship of the interest rate swap is tested for effectiveness on a quarterly basis, and, at September 30, 2013, was determined to be highly effective, with no resulting impact on the income statement of the Company for the three and nine months ended September 30, 2013.

Note 10 – Borrowings

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of September 30, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of September 30, 2013, United had an outstanding principal balance of $6.0 million on the line of credit.

The Loan Agreement contained customary affirmative and negative covenants and events of default.  Affirmative covenants include the maintenance of certain minimum capital ratios, a maximum net charge off to average loan ratio, a maximum non-performing loan to total assets ratio, a minimum return on average assets, a minimum return on average equity and a limit on the amount of dividends that the Company may pay to holders of common stock.

Return to Cross Reference Table

If return on average assets falls below a certain specified level, then the Company's quarterly dividend payment to common shareholders could not be increased and the payout ratio could not exceed 40%. Negative covenants include restrictions on additional indebtedness, and a covenant not to merge, acquire or consolidate with another entity without Chemical Bank's consent.  Events of default include payment defaults, false representations, insolvency and certain other events.

As security for its obligations under the Loan Agreement, the Company pledged to Chemical Bank all of the outstanding common stock of its subsidiary, United Bank & Trust.

Note 11 – Preferred Stock Redemption

On September 30, 2013, the Company completed the redemption of 10,300 shares, or 50%, of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share ("Preferred Stock") that were originally issued to the United States Department of the Treasury ("U.S. Treasury") under the Troubled Asset Relief Program Capital Purchase Program.  U.S. Treasury sold all 20,600 shares of Preferred Stock to private investors in June 2012.  Following completion of the partial redemption, 10,300 shares of Preferred Stock remain outstanding.

The redemption price for the shares of Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends to but excluding September 30, 2013.  The total cost of the partial redemption of shares of Preferred Stock was approximately $10.4 million, which was funded with a combination of excess cash at the holding company, a dividend to the holding company of retained earnings by the Bank, and the borrowing of $6.0 million under the Company's $10.0 million revolving line of credit.

Following completion of the partial redemption of shares of Preferred Stock, the capital ratios of the Company and the Bank continue to exceed regulatory standards to be categorized as well-capitalized.  In addition, the Bank's Tier 1 capital ratio continues to exceed the 8.5% level required by resolution of the Bank's Board of Directors.  The Bank's Tier 1 leverage ratio was 9.72% at September 30, 2013, after payment of a $3.0 million dividend to the Company in the third quarter of 2013.

Note 12 – Accounting Developments

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

Return to Cross Reference Table

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

Accounting Standards Update No. 2013-10 - Derivatives and Hedging (Topic 815) In July 2013, FASB issued ASU 2013-10. The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate - Overnight Index Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury (UST) or London Interbank Offered Rate (LIBOR) indices. The Update also removes a restriction stating that entities must use the same rates for similar hedges, offering greater flexibility in hedge accounting.

The amendments in this Update are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company has adopted the applicable methodologies prescribed by this ASU and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-11- Income Taxes (Topic 740) – In July 2013, FASB issued ASU 2013-11. This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice.  The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

Return to Cross Reference Table

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 13 – Legal Proceedings

The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for  United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three and nine month periods ended September 30, 2013 and 2012. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Background

United is a Michigan Corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized 120 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At September 30, 2013, we had total assets of $918.8 million, deposits of $805.7 million, and total shareholders' equity of $90.6 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the nine months ended September 30, 2013, our noninterest income equaled 41.9% of our combined net interest income and noninterest income. For the five years ended December 31, 2012, noninterest income averaged 35.7% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to achieve a pre-tax, pre-provision return on average assets of 1.55% and 1.60%, respectively, for the three and nine month periods ended September 30, 2013. Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

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

Return to Cross Reference Table
The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened a loan production office in Livingston County, Michigan which was converted to a full-service banking office in 2012.  The Bank opened a loan production office in the city of Monroe, Michigan in 2012, which was converted to a full-service banking office effective July 15, 2013.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been one of the most active originators of residential mortgage loans in our market area. Our mortgage group generated 34.5% of our noninterest income for the nine months ended September 30, 2013.

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management group generated 26.1% of our noninterest income for the nine months ended September 30, 2013.

Our structured finance group, United Structured Finance Company ("USFC"), offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources.

For the twelve months ended September 30, 2012 and 2011, USFC was the leading SBA lender in each of Lenawee, Washtenaw and Livingston Counties. For the twelve months ended September 30, 2012, USFC was the second largest SBA 7A lender in Michigan, based on loan volume.2 For the nine months ended June 30, 2013, USFC was the third largest SBA 7A lender in Michigan, based on loan volume. 3

Other Developments

Board Resolutions

In connection with the termination of the Bank's Memorandum of Understanding in the fourth quarter of 2012, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.72% at September 30, 2013, after payment of a $3.0 million dividend to the Company in the third quarter of 2013.

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

2 U.S. Small Business Administration, Detroit, Michigan office
3 U.S. Small Business Administration, Detroit, Michigan office

Return to Cross Reference Table

On February 12, 2013, the Federal Reserve Bank notified the Company that it is no longer required to obtain prior approval of future payments of dividends on the Company's outstanding shares of Preferred Stock.

Capital Planning and Partial Redemption of Preferred Stock

On September 30, 2013, the Company completed the redemption of 10,300 shares, or 50%, of its Preferred Stock that were originally issued to the United States Department of the Treasury ("U.S. Treasury") under the Troubled Asset Relief Program Capital Purchase Program.  U.S. Treasury sold all 20,600 shares of Preferred Stock to private investors in June 2012.  Following completion of the partial redemption, 10,300 shares of Preferred Stock remain outstanding.

The redemption price for the shares of Preferred Stock was the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends to but excluding September 30, 2013.  The total cost of the partial redemption of shares of Preferred Stock was approximately $10.4 million, which was funded with a combination of excess cash at the holding company, a dividend to the holding company of retained earnings by the Bank, and the borrowing of $6.0 million under the Company's $10.0 million revolving line of credit.  The partial redemption of shares of Preferred Stock will result in an estimated annual savings of $660,000, or $0.05 per common share, due to the elimination of payment of dividends on the redeemed shares.

Following completion of the partial redemption of shares of Preferred Stock, the capital ratios of the Company and the Bank continue to exceed regulatory standards to be categorized as well-capitalized.  In addition, the Bank's Tier 1 capital ratio continues to exceed the 8.5% level required by resolution of the Bank's Board of Directors.  The Bank's Tier 1 leverage ratio was 9.72% at September 30, 2013, after payment of a $3.0 million dividend to the Company in the third quarter of 2013.

The Company continues to evaluate the possible future redemption of its remaining $10.3 million of Preferred Stock in light of the dividend rate increase from 5% to 9% that will occur in January 2014. The Company's cash balance at the holding company was $6.4 million at September 30, 2013, and the Bank had $5.7 million of retained earnings that could be available to be paid in dividends to the Company at September 30, 2013. In addition, the Company had $4.0 million in borrowing available on its $10.0 million revolving line of credit at September 30, 2013.  These sources of funding may be available to fund the possible future redemption of the remaining shares of Preferred Stock.

Executive Summary

The Company's consolidated net income was $2.3 million in the third quarter of 2013 and $6.3 million for the first nine months of 2013, compared to $1.4 million and $3.0 million, respectively, for the same periods of 2012. Net income per common share for the three and nine months ended September 30, 2013 was $0.15 and $0.42, respectively, compared to $0.09 and $0.17, respectively, for the comparable periods of 2012. Return on average assets ("ROA") was 0.99% and 0.93%, respectively, for the third quarter and first nine months of 2013, compared to 0.62% and 0.45%, respectively, for the comparable periods of 2012. Return on average shareholders' equity ("ROE") was 9.20% and 8.57%, respectively, for the third quarter and first nine months of 2013, compared to 5.79% and 4.26%, respectively, for the same periods of 2012.

Return to Cross Reference Table
The Company's combined net interest income and noninterest income was down 0.9% in the third quarter of 2013 but up 3.6% in the first nine months of 2013 compared to the same periods of 2012. While some categories of noninterest income decreased in the first nine months of 2013 compared to the same period of 2012, large increases in wealth management income and structured finance income more than offset the decreases. Total noninterest income for the third quarter of 2013 was down 8.1% compared to the same period of 2012, but was up 7.0% for the nine month period ended September 30, 2013 compared to the same period of 2012.

Total noninterest expense was up 2.5% in the third quarter and 4.6% in the first nine months of 2013, compared to the same periods of 2012. The largest dollar increases were in compensation expense, while several categories of noninterest expense declined. Among those declining were attorney, accounting and other professional fees, FDIC insurance premiums, and expenses related to other real estate owned ("ORE") and other foreclosed properties.

The Company's provision for loan losses for the third quarter and first nine months of 2013 was $300,000 and $1.9 million, respectively, down from $2.0 million and $6.7 million for the same periods of 2012. The reduced level of provision for loan losses is a direct result of United's improvement in its credit quality measures and Management's evaluation of the adequacy of the allowance for loan losses.

Total consolidated assets of the Company were $918.8 million at September 30, 2013, compared to $907.7 million at December 31, 2012 and $898.6 million at September 30, 2012. Total portfolio loans of $643.2 million increased by $56.5 million in the first nine months of 2013, and by $51.3 million since September 30, 2012.

The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at September 30, 2013 was $962.9 million, and has increased by $146.7 million, or 18.0%, in the twelve months ended September 30, 2013.

United's balances in federal funds sold and other short-term investments were $8.3 million at September 30, 2013, compared to $56.8 million at December 31, 2012 and $52.0 million at September 30, 2012.  Higher levels of loan activity contributed to the decreased level during the third quarter of 2013.  Securities available for sale of $204.8 million at September 30, 2013 were down $1.3 million from December 31, 2012 levels, but have increased by $6.8 million since September 30, 2012.

Total deposits of $805.7 million at September 30, 2013 were up $21.1 million from $784.6 million at December 31, 2012, with all of the growth in interest bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public fund clients. Public fund clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.39% and 0.43%, respectively, for the third quarter and first nine months of 2013 down, from 0.59% and 0.64%, respectively, for the same periods of 2012.

Return to Cross Reference Table

The Company's ratio of allowance for loan losses to total loans was 3.41% and the ratio of allowance for loan losses to nonperforming loans was 164.9% at September 30, 2013, compared to 3.84% and 134.6%, respectively, at December 31, 2012 and 3.80% and 108.0%, respectively, at September 30, 2012. The Company's allowance for loan losses decreased by $580,000 from December 31, 2012 to September 30, 2013, as net charge-offs exceeded the provision for loan losses in the period. Net charge-offs for the most recent quarter were $338,000, and annualized net charge-offs through the first nine months of 2013 were 0.55% of average loans.

Within the Company's loan portfolio, $13.3 million of loans were considered nonperforming at September 30, 2013, compared to $16.8 million at December 31, 2012 and $20.8 million at September 30, 2012. Total nonperforming loans as a percent of total portfolio loans decreased from 2.86% at the end of 2012 and 3.51% at September 30, 2012 to 2.07% at September 30, 2013. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at September 30, 2013, December 31, 2012 and September 30, 2012 were $10.6 million, $15.8 million and $16.3 million, respectively. The decline in balances of accruing restructured loans during the first nine months of 2013 was primarily the result of the payoff of two loans in the second quarter.

Financial Condition
Investment Securities

Balances in the securities portfolio have declined modestly in the first nine months of 2013.  The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company.

The table below reflects the carrying value of the various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$25,767	12.6%	$27,316	13.3%
Mortgage-backed agency securities	154,243	75.3%	160,499	77.9%
Obligations of states and political subdivisions	24,790	12.1%	18,286	8.9%
Equity securities	27	0.0%	28	0.0%
Total Investment Securities	$204,827	100.0%	$206,129	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be "high risk." The municipal portfolio contains a small level of geographic risk, as approximately 1.3% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 3.5% in Washtenaw County, Michigan, and 1.1% in Monroe County, Michigan. The Bank's investment in local municipal issues reflects our commitment to the development of the local area through support of its local political subdivisions. The Company has no investments in securities of issuers outside of the United States.  The Company owns no obligations issued by the City of Detroit.

Return to Cross Reference Table
Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of interest rate changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains and losses in each category of the portfolio at September 30, 2013 and December 31, 2012.

Unrealized gains (losses) in thousands of dollars	9/30/13	12/31/12	Change
U.S. Treasury and agency securities	$(789)	$116	$(905)
Mortgage-backed agency securities	38	1,670	(1,632)
Obligations of states and political subdivisions	126	735	(609)
Equity securities	1	2	(1)
Total Investment Securities	$(624)	$2,523	$(3,147)

Portfolio Loans

The following table shows the dollar and percent change in the major categories of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

Periods ended September 30, 2013	Three Months		Nine Months		Twelve Months
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Personal loans	$3,252	2.8%	$11,743	11.0%	$12,244	11.5%
Business loans	19,405	5.8%	38,506	12.2%	34,600	10.8%
Residential mortgages	5,066	3.9%	12,512	10.3%	22,249	19.9%
Construction & development	(1,357)	-4.0%	(8,397)	-20.7%	(15,899)	-33.0%
Other (1)	(2,189)	-33.5%	2,109	94.1%	(1,851)	-29.8%
Total portfolio loans	$24,177	3.9%	$56,473	9.6%	$51,343	8.7%

(1) Includes deferred loan fees and costs, overdrafts, in-process accounts

The Company continues to experience steady growth of portfolio loans. Total portfolio loan balances increased by $56.5 million, or 9.6%, from December 31, 2012 and $51.3 million, or 8.7%, from September 30, 2012. Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances increased by $3.3 million, or 2.8%, in the third quarter of 2013, and grew by $12.2 million, or 11.5%, in the twelve months ended September 30, 2013.

Business loan balances (consisting of owner-occupied commercial real estate loans, other commercial real estate loans and commercial and industrial loans) increased by $19.4 million, or 5.8%, in the third quarter of 2013, and have increased by $34.6 million, or 10.8%, over the twelve months ended September 30, 2013. Growth of business loans in those periods reflected an improvement in loan demand, net of write-downs, charge-offs and payoffs. The Bank's loan portfolio includes $3.6 million of purchased participations in business loans originated by other institutions. These participations represent 0.6% of total loans. Of those participation loans, 95.5% of the outstanding balances are the result of participations purchased from other Michigan community banks.

Return to Cross Reference Table

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. Portfolio balances of residential mortgages increased by 3.9% in the third quarter of 2013 and by 19.9% in the twelve months ended September 30, 2013.

Outstanding balances of loans for construction and development have decreased by $1.4 million in the third quarter of 2013 and by $15.9 million since September 30, 2012. The decrease over the past year consisted of approximately $15.0 million of commercial construction (primarily owner-occupied) loans, and $931,000 in consumer residential construction loans. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category for the past five quarters.

In thousands of dollars	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12
Nonaccrual loans	$13,028	$13,910	$14,598	$16,714	$20,386
Accruing loans past due 90 days or more	292	298	380	37	406
Total nonperforming loans	13,320	14,208	14,978	16,751	20,792
Nonperforming loans % of total portfolio loans	2.07%	2.30%	2.50%	2.86%	3.51%
Allowance coverage of nonperforming loans	164.9%	154.8%	147.9%	134.6%	108.0%

Other assets owned	2,056	2,402	3,106	3,412	2,179
Total nonperforming assets	$15,376	$16,610	$18,084	$20,163	$22,971
Nonperforming assets % of total assets	1.67%	1.83%	1.95%	2.22%	2.56%

Loans delinquent 30-89 days	$2,265	$2,396	$2,352	$3,007	$2,807

Accruing restructured loans
Business, including commercial mortgages	$5,021	$5,029	$5,266	$7,643	$7,819
Construction and development	1,658	1,686	4,728	4,738	5,017
Residential mortgage	3,748	4,296	4,001	3,267	3,276
Home equity	170	171	171	171	171
Total accruing restructured loans	$10,597	$11,182	$14,166	$15,819	$16,283

Return to Cross Reference Table

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonperforming loans have declined by $3.4 million since December 31, 2012, and have declined by $7.5 million since September 30, 2012. Total nonperforming loans as a percent of total portfolio loans were 2.07% at September 30, 2013, down from 2.86% and 3.51% at December 31 and September 30, 2012, respectively, while the ratio of allowance for loan losses to nonperforming loans improved from 108.0% and 134.6%, respectively, at September 30 and December 31, 2012, to 164.9% at September 30, 2013. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by $1.4 million for the nine months ended September 30, 2013. At September 30, 2013, other real estate owned included ten properties that were acquired through foreclosure or in lieu of foreclosure. The properties included seven commercial properties, four of which were the result of out-of-state loan participations, and three residential properties. All properties are for sale. Other repossessed assets at September 30, 2013 consisted of two automobiles. The following table reflects the activity in other assets owned during the first nine months of 2013.

In thousands of dollars	ORE	Other Repossessed Assets	Total
Balance at January 1	$3,409	$3	$3,412
Additions	466	95	561
Sold	(1,696)	(83)	(1,779)
Write-downs of book value	(138)	-	(138)
Balance at September 30	$2,041	$15	$2,056

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

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $10.0 million at September 30, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $10.6 million at September 30, 2013 and $15.8 million at December 31, 2012.

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

Accruing restructured loans at September 30, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The Company performed its quarterly evaluation of the specific reserves on all of its TDRs at September 30, 2013. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

Return to Cross Reference Table

The following table compares the recorded investment in accruing TDRs and their specific reserve amount, as of September 30, 2013 and December 31, 2012.

In thousands of dollars	9/30/13	12/31/12	Change
Balance of TDR Loans	$10,597	$15,819	$(5,222)
Specific reserve on above loans	2,802	4,467	(1,665)
Percent	26.4%	28.2%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $25.4 million of impaired loans have been identified as of September 30, 2013, down from $34.3 million at December 31, 2012. The specific allowance for impaired loans was $6.6 million at September 30, 2013, down from $8.3 million at December 31, 2012.

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

This type of lending is generally considered to have greater and complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and sales of the related real estate project. Consequently, these loans are often more sensitive to adverse conditions in the real estate market or the general economy than other real estate loans. These loans are generally less predictable and difficult to evaluate and monitor. Collateral may be difficult to dispose of in a market decline.

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

Allowance for Loan Losses. The Company's allowance for loan losses declined by $38,000 during the third quarter of 2013 and has decreased by $497,000 since September 30, 2012. The allowance for loan losses as a percent of total loans of 3.41% at September 30, 2013 was down from 3.80% at September 30, 2012. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of September 30, 2013 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

				% of
	Unpaid			Unpaid
	Principal		Cumulative	Principal
Dollars in thousands	Balance	ALLL	Allowance	Balance
Accruing TDRs	$10,597	$2,802	$2,802	26.4%

Other Impaired Loans	14,823	3,794	3,794
Cumulative Charge-offs	7,585	-	7,585
Total	22,408	3,794	11,379	50.8%

Non-impaired loans	$617,731	$15,367	$15,367	2.5%

Deposits

United, funds its operations internally through a large stable base of core deposits to provide cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public fund clients. Public fund clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At September 30, 2013, core deposits accounted for 99.3% of total deposits, up slightly from 99.1% at September 30, 2012. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include CDARS deposits as they represent deposits originated in the Bank's market area.

Return to Cross Reference Table

The table below shows the change in the various categories of the deposit portfolio for the three, nine and twelve month periods ended September 30, 2013.

Changes in categories of deposits
	Three Months		Nine Months		Twelve Months
In thousands of dollars	Change	Percent	Change	Percent	Change	Percent
Noninterest bearing	$(3,513)	-2.1%	$(5,205)	-3.1%	$892	0.6%
Interest bearing deposits	17,134	2.7%	26,302	4.2%	28,823	4.7%
Total deposits	$13,621	1.7%	$21,097	2.7%	$29,715	3.8%

Deposit balances increased by $13.6 million, or 1.7%, in the third quarter of 2013, and have also increased by $29.7 million, or 3.8%, in the twelve months ended September 30, 2013. In the most recent quarter, demand deposit balances decreased by $3.5 million, while interest bearing deposits increased by $17.1 million. The increase in interest bearing deposits during the three months ended September 30, 2013 was primarily a result of a seasonal increase in public fund balances.

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

Noninterest bearing deposits continue to make up approximately 20% of total deposits. The following table shows the makeup of the Company's deposits at September 30, 2013, December 31, 2012 and September 30, 2012.

Percentage Makeup of Deposit Portfolio	9/30/13	12/31/12	9/30/12
Noninterest bearing	19.9%	21.1%	20.5%
Interest bearing deposits	80.1%	78.9%	79.5%
Total deposits	100.0%	100.0%	100.0%

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

The Bank entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10,000,000 line of credit by Chemical Bank to the Company.  The Company will pay quarterly payments of accrued interest, and principal payments as cash flow permits.  The balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of September 30, 2013, United had an outstanding principal balance of $6.0 million on the line of credit.

Results of Operations

Earnings Summary and Key Ratios

The Company achieved consolidated net income of $2.3 million in the third quarter and $6.3 million for the first nine months of 2013. This compares to consolidated net income of $1.4 million and $3.0 million for the same periods of 2012. The improvement in net income in the third quarter of 2013 resulted primarily from increased net interest income and reduced amounts in the Company's provision for loan losses, offset in part by increases in noninterest expense of 2.5%.  For the nine month period ended September 30, 2013, the Company also recognized higher levels of net interest income, as well as an increase of noninterest income of 7.0% over levels for the same period of 2012, and reduced amounts of provision for loan losses.  Noninterest expense partially offset these positive factors by increasing 4.6% for the first nine months of 2013 compared to the same period in 2012.

United's net interest margin of 3.70% for the third quarter of 2013 was up from 3.63% for the third quarter of 2012, while the net interest margin of 3.61% for the first nine months of 2013 was down from 3.63% for the same period of 2012. For the third quarter of 2013, net interest income of $8.0 million was up 4.4% compared to the same period of 2012, and net interest income of $23.1 million for the first nine months of 2013 was up slightly from the same period of 2012.

Noninterest income of $5.1 million for the quarter ended September 30, 2013 declined by 8.1% compared to the third quarter of 2012, while noninterest income for the nine months ended September 30, 2013 was 7.0% higher than the same period of 2012. Noninterest income represented 39.1% and 41.9%, respectively, of the Company's combined net interest income and noninterest income for the three and nine months ended September 30, 2013, compared to 42.1% and 40.6%, respectively, for the same periods of 2012.

Return to Cross Reference Table

Total noninterest expense for the third quarter of 2013 was up 2.5% from the third quarter of 2012, and increased by 4.6% for the first nine months of 2013 compared to the same period of 2012. In the third quarter and first nine months of 2013, the largest dollar increases in noninterest expense were in compensation expense. Compensation expense increased by 7.7% in the third quarter of 2013 compared to the same period of 2012, and by 14.7% in the first nine months of 2013 compared to the same period of 2012. The increase in the first nine months of 2013 reflected, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing.

In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston and Monroe Counties, and moderate salary increases were implemented effective April 1, 2013. Expenses in the third quarter and first nine months of 2013 also included accruals for profit sharing and cash bonuses, reflecting the Company's improved financial condition and results of operations. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

The Company's provision for loan losses of $300,000 in the third quarter of 2013 was down from $2.0 million for the third quarter of 2012. The Company's provision for loan losses of $1.9 million for the first nine months of 2013 was down from $6.7 million for the same period of 2012.

ROA was 0.99% for the third quarter and 0.93% for the first nine months of 2013, compared to 0.62% and 0.45%, respectively, for the comparable periods of 2012. ROE was 9.20% for the third quarter and 8.57% for the first nine months of 2013, compared to 5.79% and 4.26%, respectively, for the same periods of 2012.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2013			2012
in thousands of dollars, where appropriate	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Net interest income	$7,981	$7,824	$7,288	$7,384	$7,646
Provision for loan losses	300	600	1,000	1,700	2,000
Noninterest income	5,115	5,647	5,924	5,891	5,564
Noninterest expense	9,532	9,874	9,486	9,586	9,300
Federal income tax provision	988	910	784	543	520
Net income	2,276	2,087	1,942	1,446	1,390
Earnings per common share	$0.15	$0.14	$0.13	$0.09	$0.09
Return on average assets (a)	0.99%	0.92%	0.87%	0.64%	0.62%
Return on average shareholders' equity (a)	9.20%	8.44%	8.07%	5.94%	5.79%
Net interest margin	3.70%	3.68%	3.46%	3.45%	3.63%
Efficiency ratio (tax equivalent basis)	72.2%	72.8%	71.3%	71.7%	69.9%
Tier 1 leverage ratio	9.8%	10.7%	10.5%	10.2%	10.1%

(a) annualized

Return to Cross Reference Table

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

The Company's PTPP ROA was 1.55% and 1.60%, respectively, for the third quarter and first nine months of 2013, compared to 1.74% and 1.61%, respectively, for the same periods in 2012.

The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Interest income	$8,675	$8,731	-0.6%	$25,430	$26,322	-3.4%
Interest expense	694	1,085	-36.0%	2,337	3,541	-34.0%
Net interest income	7,981	7,646	4.4%	23,093	22,781	1.4%
Noninterest income	5,115	5,564	-8.1%	16,686	15,600	7.0%
Noninterest expense	9,532	9,300	2.5%	28,892	27,617	4.6%
Pre-tax, pre-provision income	$3,564	$3,910	-8.8%	$10,887	$10,764	1.1%
Average assets	$914,815	$892,235	2.5%	$907,102	$890,539	1.9%
Pre-tax, pre-provision ROA	1.55%	1.74%	-0.19%	1.60%	1.61%	-0.01%
Reconcilement to GAAP income:
Provision for loan losses	300	2,000		1,900	6,650
Income tax	988	520		2,682	1,097
Net income	$2,276	$1,390		$6,305	$3,017

Net Interest Income

United's net interest margin has been under pressure in recent quarters, as a result of continued downward pressure on both short and long-term interest rates. The Company's mix of assets has evolved over recent quarters. Portfolio loan growth of $51.3 million in the twelve months ended September 30, 2013 has contributed to this shift in mix and has helped United's yield on its earning assets. The Company converted its loan production office in Brighton, Michigan to a full-service banking office in the second quarter of 2012.  In July 2012, the Company opened a loan production office within the City of Monroe, Michigan, which was converted to a full-service banking office during the third quarter of 2013. Both offices have contributed to increased lending activity. In addition, loan volumes within the Bank's other markets have improved modestly.

Return to Cross Reference Table

The Company has held historically high levels of liquidity since 2009. While the additional liquidity contributed to the Company's margin compression during that time period, a shift of a portion of its liquidity from federal funds and equivalents to investment securities in 2012 has slowed United's decline in yields on earning assets. At the same time, the Bank has reduced its average balances of FHLB advances and higher-cost deposits during the twelve months ended September 30, 2013. The Company continues to fund its growth primarily with core deposits.

United's net interest margin was 3.70% and 3.61%, respectively, for the three and nine month periods ended September 30, 2013, compared to 3.63% for both the same periods of 2012. Net interest spread on a fully-tax equivalent basis improved from 3.45% for the third quarter of 2012 to 3.59% for the third quarter of 2013. Net interest spread on a fully-tax-equivalent basis of 3.49% for the first nine months of 2013 was also improved over 3.44% for the same period of 2012.

The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three and nine month periods ended September 30, 2013 and 2012.

Return to Cross Reference Table

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013			2012			2013			2012
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$28,948	$19	0.26%	$55,558	$36	0.26%	$43,920	$84	0.25%	$69,385	$133	0.25%
Taxable investments	183,499	770	1.64%	179,999	618	1.34%	185,722	1,951	1.40%	169,445	1,988	1.57%
Tax exempt securities (b)	21,140	245	4.54%	16,450	241	5.73%	18,287	714	5.21%	19,878	760	5.86%
Taxable loans	630,262	7,691	4.84%	593,992	7,898	5.29%	613,789	22,829	4.97%	588,064	23,633	5.37%
Tax exempt loans (b)	3,516	48	5.33%	1,744	28	6.34%	3,340	137	5.46%	1,800	93	6.91%
Total int. earning assets (b)	867,365	8,773	4.02%	847,743	8,821	4.14%	865,058	25,715	3.97%	848,572	26,607	4.18%
Less allowance for loan losses	(22,690)			(22,921)			(22,935)			(22,126)
Other assets	70,140			67,413			64,979			64,093
Total Assets	$914,815			$892,235			$907,102			$890,539

Liabilities and Shareholders' Equity
NOW and savings deposits	$420,046	125	0.12%	$363,878	131	0.14%	$410,801	376	0.12%	$363,522	436	0.16%
Other interest bearing deposits	213,946	493	0.91%	240,684	764	1.26%	222,563	1,657	1.00%	250,225	2,500	1.34%
Total int. bearing deposits	633,992	618	0.39%	604,562	895	0.59%	633,364	2,033	0.43%	613,747	2,936	0.64%
FHLB advances	11,996	72	2.38%	22,446	190	3.37%	15,581	300	2.54%	23,429	605	3.39%
Other borrowings	522	4	3.04%	-	-	-	175	4	3.09%	-	-	-
Total int. bearing liabilities	646,510	694	0.43%	627,008	1,085	0.69%	649,120	2,337	0.48%	637,176	3,541	0.74%
Noninterest bearing deposits	162,205	-		162,066	-		155,986	-		155,161	-
Total including noninterest bearing deposits	808,715	694	0.34%	789,074	1,085	0.55%	805,106	2,337	0.39%	792,337	3,541	0.60%
Other liabilities	7,922			7,678			3,676			3,656
Shareholders' equity	98,178			95,483			98,320			94,546
Total Liabilities and Shareholders' Equity	$914,815			$892,235			$907,102			$890,539
Net interest income (b)		8,079			7,736			23,378			23,066
Net spread (b)			3.59%			3.45%			3.49%			3.44%
Net yield on interest earning assets (b)			3.70%			3.63%			3.61%			3.63%
Tax equivalent adjustment on interest income		(98)			(90)			(285)			(285)
Net interest income per income statement		$7,981			$7,646			$23,093			$22,781
Ratio of interest earning assets to interest bearing liabilities			1.34			1.35			1.33			1.33

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Return to Cross Reference Table
Provision for Loan Losses

The Company's provision for loan losses for the third quarter and first nine months of 2013 was $300,000 and $1.9 million, respectively, down from $2.0 million and $6.7 million, respectively, for the same periods of 2012. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio.

The Company's net charge-offs of $338,000 in the third quarter of 2013 marginally exceeded the Company's provision for loan losses of $300,000 for the quarter, and were primarily associated with loans for which the Company carried specific reserves at June 30, 2013. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income declined by 8.1% for the third quarter of 2013, but has improved 7.0% for the first nine months of 2013, compared to the same periods of 2012. The following table summarizes changes in noninterest income by category for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Service charges on deposit accounts	$473	$496	-4.6%	$1,369	$1,378	-0.7%
Wealth Management fee income	1,465	1,319	11.1%	4,356	3,855	13.0%
Income from loan sales and servicing	2,252	2,803	-19.7%	8,071	7,299	10.6%
ATM, debit and credit card fee income	580	517	12.2%	1,637	1,583	3.4%
Other income	345	429	-19.6%	1,253	1,485	-15.6%
Total noninterest income	$5,115	$5,564	-8.1%	$16,686	$15,600	7.0%

Service charges on deposit accounts were down 4.6% in the third quarter of 2013 and were essentially unchanged in the first nine months of 2013 compared to the same periods a year earlier. Substantially all of the change in the third quarter of 2013 was due to the Company's reduced levels of non-sufficient funds and overdraft fees collected.

The Wealth Management Group of the Bank provides the second-largest component of the Company's noninterest income. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 11.1% in the third quarter and by 13.0% in the first nine months of 2013, respectively, compared to the same periods of 2012.

Return to Cross Reference Table

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained.  Income in this category has decreased 19.7% during the third quarter of 2013 from the same period in 2012, as mortgage refinance levels slowed due to changes in interest rates.  However, activity for the first nine months of 2013 was strong and is 10.6% above the same period for 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands of dollars	2013	2012	2013	2012
Residential mortgage sales and servicing	$1,651	$2,054	$5,758	$5,692
USFC commercial loan sales and servicing	601	749	2,313	1,607
Total income from loan sales and servicing	$2,252	$2,803	$8,071	$7,299

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty-one ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas increased 12.2% and 3.4%, respectively, over the third quarter and first nine months of 2012.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees. Other income also included gains on the sale of ORE property of $18,000 in the third quarter and $334,000 in the first nine months of 2013, compared to $127,000 and $518,000, respectively, in the comparable periods of 2012. Total other income was down 19.6% and 15.6%, respectively, in the third quarter and first nine months of 2013 compared to the same periods of 2012.

Return to Cross Reference Table

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2013			2012
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Service charges on deposit accounts	$473	$472	$424	$483	$496
Wealth Management fee income	1,465	1,487	1,404	1,395	1,319
Income from loan sales and servicing	2,252	2,767	3,052	2,805	2,803
ATM, debit and credit card fee income	580	561	496	543	517
Other income	345	360	548	665	429
Total noninterest income	$5,115	$5,647	$5,924	$5,891	$5,564

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

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2013			2012
In thousands of dollars	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
Salaries and employee benefits	$5,884	$6,223	$5,877	$5,796	$5,464
Occupancy and equipment expense, net	1,350	1,357	1,348	1,323	1,350
External data processing	352	353	372	349	250
Advertising and marketing	304	292	264	185	190
Attorney, accounting and other professional fees	334	349	411	226	416
Expenses relating to ORE property and other foreclosed assets	158	259	168	395	417
FDIC insurance premiums	189	190	186	250	292
Other expenses	961	851	860	1,062	921
Total noninterest expense	$9,532	$9,874	$9,486	$9,586	$9,300

Return to Cross Reference Table

The following table summarizes changes in the Company's noninterest expense by category for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands of dollars	2013	2012	Change	2013	2012	Change
Salaries and employee benefits	$5,884	$5,464	7.7%	$17,984	$15,686	14.7%
Occupancy and equipment expense, net	1,350	1,350	0.0%	4,055	3,988	1.7%
External data processing	352	250	40.8%	1,077	764	41.0%
Advertising and marketing	304	190	60.0%	860	567	51.7%
Attorney, accounting and other professional fees	334	416	-19.7%	1,094	1,654	-33.9%
Director fees	105	98	7.1%	314	293	7.2%
Expenses relating to ORE property and foreclosed assets	158	417	-62.1%	585	1,533	-61.8%
FDIC insurance premiums	189	292	-35.3%	565	883	-36.0%
Other expenses	856	823	4.0%	2,358	2,249	4.8%
Total noninterest expense	$9,532	$9,300	2.5%	$28,892	$27,617	4.6%

Total noninterest expenses were up 2.5% in the third quarter of 2013, and were up 4.6% in the first nine months of 2013 compared to the same periods of 2012. A number of categories of noninterest expense declined during the third quarter and first nine months of 2013 compared to the same periods of 2012. Those included attorney, accounting and other professional fees, FDIC insurance premiums and expenses relating to ORE property and other foreclosed assets.

Salaries and employee benefits for the third quarter and the first nine months of 2013 increased by 7.7% and 14.7%, respectively, compared to the same periods one year earlier. The increase in the first nine months of 2013 reflected, in part, continued higher levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. In addition, the Company has increased its staffing levels modestly to accommodate its expansion into Livingston and Monroe Counties, and moderate salary increases were implemented effective April 1, 2013. Expenses in the first nine months of 2013 also included accruals for profit sharing and cash bonuses, reflecting the Company's improved earnings. The Company did not pay or accrue any cash bonus or other payout to executive officers under our bonus plans in 2012.

Advertising and marketing expenses in the third quarter and the first nine months of 2013 increased by 60.0% and 51.7%, respectively, compared to the same periods of 2012. The increases partially reflect the Company's launch of a new branding initiative in the third quarter of 2012. The Company reduced its advertising and marketing expenditures by approximately 50% in 2009 compared to 2008, and remained at reduced levels until the launch of the branding initiative. This branding initiative represents a renewed emphasis on marketing, and the Company expects a continued trend toward historic spending levels for marketing and advertising expense.

Return to Cross Reference Table

Expenses related to ORE and other foreclosed properties decreased by 62.1% in the third quarter of 2013 compared to the same quarter of 2012, and have also declined by 61.8% in the first nine months of 2013 compared to the same period of 2012. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. During the first nine months of 2012, the Company recorded $770,000 of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted, and $275,000 of probable incurred expenses were recorded in the first nine months of 2013. FDIC insurance premiums declined by 35.3% and 36.0%, respectively, during the three and nine months ended September 30, 2013 compared to the same periods of 2012 as a result of lower base charges.

Attorney, accounting and other professional fees in the third quarter and first nine months of 2013 declined by 19.7% and 33.9%, respectively, from comparable periods of 2012. Costs in the second quarter of 2012 included $299,000 of legal and accounting costs related to the sale of the Company's outstanding Preferred Stock by the U.S. Treasury to private investors.

Federal Income Tax

The table below shows the Company's effective tax rates for the three and nine month periods ended September 30, 2013 and 2012. The differences between the effective rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income.

	Current Quarter		Year to Date
	2013	2012	2013	2012
Effective tax rate	30.3%	27.2%	29.8%	26.7%

The Company's net deferred tax asset was $8.3 million at September 30, 2013. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is determined that all or part of the benefit related to such deferred tax assets will not be realized. The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

As a result of cumulative losses from 2009 to 2011, the Company had a tax Net Operating Loss ("NOL") of $1.6 million as of December 31, 2012.

Return to Cross Reference Table
Positive Evidence

•	The Company had many years of consistently profitable operations before 2009.
•	The Company's NOL carry-forward position of $1.6 million at December 31, 2012, which was not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008).
•	The Company can carry-forward losses for up to 20 years.
•
The Company's pre-tax loss was reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011, $6.1 million in 2012, and $9.0 million for the first nine months of 2013.

•
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011, $8.4 million in 2012, and $1.9 million for the first nine months of 2013.

•	The Company believes it has returned to sustained profitability as a result of strong core earnings and continued reduction in loan losses.
•	The Company does have available certain tax planning strategies, including:
o	Sale and leaseback of premises
o	Sale of mortgage servicing rights
o	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at September 30, 2013 or December 31, 2012.

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

The Company's balances in federal funds sold and short-term interest-bearing balances with banks were $8.3 million at September 30, 2013, compared to $56.8 million at December 31, 2012 and $52.0 million at September 30, 2012. Balances of investments held for sale were $204.8 million at September 30, 2013, compared to $206.1 million at December 31, 2012 and $198.1 million at September 30, 2012.  Over the past several years, United has maintained high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during the prolonged period of economic uncertainty.  However, higher levels of loan activity contributed to the decreased level of federal funds sold and short-term interest-bearing balances during the third quarter of 2013.

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

In the first nine months of 2013, the Bank procured no new advances, and repaid $10.0 million of matured borrowings. In the twelve months ended September 30, 2013, maturities and principal payments on advances have reduced outstanding balances by $9.8 million.

The Bank entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10,000,000 line of credit by Chemical Bank to the Company.  The Company will pay quarterly payments of accrued interest, and principal payments as cash flow permits.  The balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of September 30, 2013, United had an outstanding principal balance of $6.0 million on the line of credit.

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

In connection with termination of the Bank's MOU, the Board of Directors of the Bank has resolved that the Bank will maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank will not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings. The Bank's Tier 1 leverage ratio was 9.72% at September 30, 2013, after payment of a $3.0 million dividend to the Company in the third quarter of 2013.

Return to Cross Reference Table

The following table shows information about the Company's and the Bank's capital levels compared to regulatory and Board resolution requirements at September 30, 2013 and December 31, 2012.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Minimum Required by Board Resolution (3)
	$000%		$000%		$000%				$000%
As of September 30, 2013
Tier 1 Capital to Average Assets
Consolidated	$89,424	9.8%	$36,528	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	88,528	9.7%	36,423	4.0%	45,529		5.0%		77,399		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	89,424	13.7%	26,109	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	88,528	13.6%	26,083	4.0%	39,124		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	97,753	15.0%	52,218	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	96,849	14.9%	52,165	8.0%	65,207		10.0%		N/	A	N/	A

As of December 31, 2012
Tier 1 Capital to Average Assets
Consolidated	$91,886	10.2%	$36,059	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	9.6%	35,755	4.0%	44,694		5.0%		75,980		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	91,886	15.4%	23,914	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	14.4%	23,862	4.0%	35,792		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	99,545	16.7%	47,829	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	93,370	15.7%	47,723	8.0%	59,654		10.0%		N/	A	N/	A

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
•
Revises the components of regulatory capital, adds a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets and increases the minimum Tier 1 capital ratio requirement from 4% to 6% of risk-weighted assets.

•	Retains the existing risk-based capital treatment for 1-4 family residential mortgage exposures.

Return to Cross Reference Table

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

While not effective until 2015, United's capital position at September 30, 2013 exceeded the minimum capital requirements of the interim final rule assuming they were applicable as of September 30, 2013, including the fully phased-in capital conservation buffer.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the third quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Item 5 – Other Information

The Company has entered into employment contracts with the following named executive officers of the Company and the Bank:

Name and Position With the Company and the Bank	Salary Provided by Contract
Robert K. Chapman President and Chief Executive Officer of the Company; Chief Executive Officer of the Bank	$285,700

Randal J. Rabe Executive Vice President and Chief Financial Officer of the Company and the Bank	$212,200

Todd C. Clark Executive Vice President of the Company; President of the Bank	$234,000

Salary amounts are subject to adjustment as set forth in the contracts.

The contracts are effective from October 24, 2013 through March 31, 2014, and thereafter for successive one year terms unless either party gives timely notice of non-renewal.

Return to Cross Reference Table

Under the contracts, if the Company terminates the employee's employment before a Change in Control (as defined in the contracts) other than for Cause (as defined in the contracts), the employee will receive severance pay consisting of six months of salary continuation and six months of healthcare continuation payments, provided that the severance pay will end if the employee secures other employment. If the Company terminates the employee's employment other than for Cause within 12 months after a Change in Control, or if the employee resigns for Good Reason (as defined in the contracts) within 12 months after a Change in Control, the employee will receive severance pay consisting of a lump sum payment equal to two years of salary, and will also receive 24 months of healthcare continuation payments.

The contracts provide for a general release from the employee as a condition to eligibility for severance pay. The contracts also provide that to be eligible for severance pay the employee must comply with confidentiality requirements and 24-month non-solicitation and non-competition commitments included in the contracts.

Under the contracts, the Company may recover and the employee must repay any bonus or incentive compensation based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate.

A form of the employment contract is filed as Exhibit 10.1 to this report and is here incorporated by reference.

On October 24, 2013, the Board of Directors adopted an amendment to the Company's Amended and Restated Bylaws, which eliminated a provision that stated that no person shall be nominated or elected as a director of the Company after having attained the age of seventy years.  The amendment is consistent with the Company's Corporate Governance Policy, which states that a director will not ordinarily be nominated for re-election to the Board of Directors following the expiration of the term of office which ends after his or her 70th birthday, but that the Board of Directors recognizes that the wisdom, experience and contribution of an older director could benefit the Board of Directors and the Compensation & Governance Committee may, in its discretion, nominate a director for re-election after his or her 70th birthday.  A copy of the Amended and Restated Bylaws, as amended, is filed as Exhibit 3.2 to this report.

Item 6 – Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

October 25, 2013

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
3.3
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Previously filed with the Commission on January 16, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 3.1. Incorporated here by reference.

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

4.4	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series A. Exhibit 3.3 is incorporated here by reference.
10.1	Form of Employment Contract.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350.