Form 10-K
period 2013-12-31
UNITED BANCORP INC /MI/
filed 2014-02-28
CIK 775345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑             Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission File #0-16640

(Exact name of registrant as specified in its charter)

Michigan	38-2606280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2723 South State Street, Ann Arbor, MI 48104
(Address of principal executive offices) (zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).Yes ☑No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
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
Yes             ☐ No             ☑

As of June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was $65,852,000, based on a closing sale price of $5.40 as reported on the OTCQB market. As of January 31, 2014, there were 12,721,962 outstanding shares of registrant's common stock, no par value.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may," "could," "should," "will," "is likely," or is "probable" or "projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing," "future," "evaluating," "alternatives,"  "potential," "effort," "tend" and variations of such words and similar expressions.  Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, asset and credit quality trends, deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of non-performing loans, the rate of asset dispositions, future capital levels, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. All of the information concerning interest rate sensitivity is forward-looking. All statements referencing future time periods are forward-looking.

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

In addition, expected cost savings, synergies and other financial benefits from the proposed merger with Old National Bancorp might not be realized within the expected time frame, and costs or difficulties relating to integration matters might be greater than expected.  The requisite shareholder and regulatory approvals for the proposed mergers might not be obtained.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

Return to Cross Reference Table

PART I
ITEM 1                          BUSINESS

United Bancorp, Inc. (the "Company" or "United") is a Michigan corporation headquartered in Ann Arbor, Michigan and serves as the holding company for United Bank & Trust ("UBT" or "the Bank"), a Michigan-chartered bank organized over 120 years ago. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company has corporate power to engage in activities permitted to business corporations under the Michigan Business Corporation Act, subject to the limitations of the Bank Holding Company Act and regulations of the Federal Reserve System. In general, the Bank Holding Company Act and regulations restrict the Company with respect to its own activities and activities of any subsidiaries to the business of banking or other activities that are closely related to the business of banking. At December 31, 2013, the Company had total assets of approximately $899.0 million, total deposits of approximately $790.5 million, and total shareholders' equity of approximately $82.2 million. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes filed as part of this report.

The Company has four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. During the year ended December 31, 2013, our net interest income accounted for approximately 59.6% of our consolidated operating revenue and our noninterest income accounted for approximately 40.4% of our consolidated operating revenue. This compares to 58.4% and 41.6%, respectively, for 2012, and 63.6% and 36.4%, respectively, for 2011.

The Company was formed in 1985 to acquire all of the capital stock of UBT. The Company provides services through the Bank's system of eighteen banking offices, one trust office, and twenty-one automated teller machines, located in Washtenaw, Lenawee, Livingston and Monroe Counties, Michigan. United's corporate headquarters are located in Ann Arbor, which is located in Washtenaw County, Michigan. The employment base of Washtenaw County is centered on health care, education and automotive high technology. Economic stability is provided to a great extent by the University of Michigan, which is a major employer and is not as economically sensitive to the fluctuations of the automotive industry. The services and public sectors account for a substantial percentage of total industry employment, in large part due to the University of Michigan and the University of Michigan Medical Center.

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

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been one of the most active originators of residential mortgage loans in our market area. Our mortgage group generated 32.2% of our noninterest income for the twelve months ended December 31, 2013.

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. The department provides trust services, financial planning services, investment services, custody services, pension paying agent services and acts as the personal representative for estates. These products help to diversify the Company's sources of income. The Bank offers non-deposit investment products through licensed representatives in its banking offices. Our Wealth Management Group generated 27.6% of our noninterest income for the twelve months ended December 31, 2013.

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

For the twelve months ended September 30, 2013 and 2012, United Structured Finance Company was the leading SBA lender in Lenawee, Washtenaw and Livingston Counties, combined. For 2013, USFC was the third-largest SBA 7A lender in Michigan, based on loan volume.

The Company's loan portfolio is not concentrated in any one industry. The Company has no foreign loans, assets or activities. No material part of the business of the Company is dependent upon a single customer or very few customers.

Recent Developments

Pending Merger

On January 7, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Old National Bancorp ("Old National"), an Indiana corporation, pursuant to which the Company will merge with and into Old National, whereupon the separate corporate existence of the Company will cease and Old National will survive (the "Merger"). In connection with the Merger, the Bank will be merged with and into Old National Bank, a national banking association and wholly owned subsidiary of Old National, with Old National Bank as the surviving bank. Under the terms of the Merger Agreement, shareholders of United will receive .70 shares of Old National common stock and $2.66 in cash for each share of United common stock.

Return to Cross Reference Table

The Merger is expected to close late in the second quarter of 2014.  The transaction remains subject to approval by United's shareholders and approval by federal and state regulatory authorities, as well as the satisfaction of other customary closing conditions provided in the Merger Agreement.

The Merger Agreement was previously filed with the Securities Exchange Commission on January 8, 2014 in the Company's Current Report on Form 8-K, Exhibit 2.1, and is here incorporated by reference.

Preferred Stock Redemption

The Company issued 20,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share ("Preferred Shares") to U.S. Treasury on January 16, 2009 as part of Treasury's Troubled Asset Relief Program ("TARP") Capital Purchase Program. On June 19, 2012, Treasury sold all 20,600 Preferred Shares to private investors.

During 2013, the Company redeemed all 20,600 Preferred Shares, with 10,300 shares redeemed on September 30, 2013 and 10,300 shares redeemed on December 27, 2013.  Following completion of the redemption, no Preferred Shares remained outstanding.

The redemption price for the shares of Preferred Shares was the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends to but excluding the dates of redemption.  The total cost of the redemption of shares of Preferred Stock was approximately $20.7 million, which was funded with a combination of excess cash at the holding company, the dividends to the holding company of retained earnings at the Bank, and the borrowing of $10.0 million under the Company's revolving line of credit.

Following completion of the redemption of shares of Preferred Shares, the capital ratios of the Company and the Bank continue to exceed regulatory standards to be categorized as well-capitalized.

Line of Credit

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of December 31, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of December 31, 2013, the Company had an outstanding principal balance of $10.0 million on the line of credit.

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

Return to Cross Reference Table

If return on average assets falls below a certain specified level, then the Company's quarterly dividend payment to common shareholders could not be increased and the payout ratio could not exceed 40%. Negative covenants include restrictions on additional indebtedness, and a covenant not to merge, acquire or consolidate with another entity without Chemical Bank's consent.  Events of default include payment defaults, false representations, insolvency and certain other events.  As security for its obligations under the Loan Agreement, the Company pledged to Chemical Bank all of the outstanding common stock of its subsidiary, the Bank.

Under the Merger Agreement, the Company must terminate and repay all amounts outstanding under the Loan Agreement immediately before the effective time of the Merger. Old National must, to the extent reasonably required, provide sufficient funds to the Company to enable repayment of such amounts.

Board Resolution

The Board of Directors of the Bank, in connection with the November 2012 termination of the Memorandum of Understanding with the FDIC, adopted a resolution that the Bank maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings.  As a result of the Bank's financial performance during 2013, and after consideration of the results of the 2013 regulatory examination, the Bank's Board of Directors rescinded this resolution on December 10, 2013.

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

Return to Cross Reference Table

The Company is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to the Company. Payment of dividends to the Company by the Bank, the Company's principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank's ability to pay dividends to the Company is subject to the following restrictions:

• A bank may not declare of pay a dividend if a bank's surplus would be less than 20% of its capital after payment of the dividend.

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

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if the Michigan Department of Insurance and Financial Services ("DIFS") deems a Bank's capital to be impaired, DIFS may require the Bank to restore its capital by a special assessment on the Company as the Bank's only shareholder. If the Company fails to pay any assessment, the Company's directors would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

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

Return to Cross Reference Table

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. At December 31, 2013, the capital ratios of the Company and the Bank exceeded the regulatory guidelines for an institution to be categorized as "well-capitalized". Information in Note 18 of the Company's Notes to Consolidated Financial Statements provides additional information regarding the capital ratios of the Company and the Bank, and is incorporated here by reference.

The Bank

The Bank is chartered under Michigan law and is subject to regulation by DIFS. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

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

Return to Cross Reference Table

The Bank is subject to a number of federal and state laws and regulations, which have a material impact on its business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, The Bank Secrecy Act, Office of Foreign Assets Control regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. There are also new regulations pertaining to the passage of the Dodd-Frank Act and the creation of the Consumer Financial Protection Bureau ("CFPB"). The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

Bank holding companies may acquire banks and other bank holding companies located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state banking law. Banks may also establish interstate branch networks through acquisitions of and mergers with other banks.

The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.  The State of Michigan banking laws do not significantly restrict interstate banking.

The Michigan Banking Code of 1999 permits, in appropriate circumstances and with the approval of the DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.  A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

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

Return to Cross Reference Table

Employees

On December 31, 2013, the Company and its subsidiary employed 247 full-time and 34 part-time employees. This compares to 255 full-time and 30 part-time employees at December 31, 2012.

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

The information required by these sections is contained on Pages A-15 through A-19, and is incorporated here by reference.

II            INVESTMENT PORTFOLIO

(A)            Book Value of Investment Securities

The book value of investment securities as of December 31, 2013, 2012 and 2011 are as follows, in thousands of dollars:

In thousands of dollars	2013	2012	2011
U.S. Treasury and government agencies	$169,640	$187,815	$152,064
Obligations of states and political subdivisions	21,490	18,286	20,976
Corporate, asset backed and other debt securities	-	-	126
Equity securities	28	28	31
Total Investment Securities	$191,158	$206,129	$173,197

Return to Cross Reference Table

(B)            Carrying Values and Yields of Investment Securities

The following table reflects the carrying values and yields of the Company's investment securities portfolio as of December 31, 2013. Average yields are based on amortized costs and the average yield on tax exempt securities of states and political subdivisions is adjusted to a taxable equivalent basis, assuming a 34% marginal tax rate.

Carrying Values and Yields of Investments
In thousands of dollars where applicable	0 - 1	1 - 5	5 - 10	Over 10
Available For Sale	Year	Years	Years	Years	Total
U.S. Treasury and government agencies (1)	$5,899	$17,599	$-	$-	$23,498
Weighted average yield	1.67%	1.11%	0.00%	0.00%	1.25%
U.S. agency mortgage-backed securities	$-	$146,142	$-	$-	$146,142
Weighted average yield	0.00%	2.12%	0.00%	0.00%	2.12%
Obligations of states and political subdivisions	$7,749	$8,124	$5,617	$-	$21,490
Weighted average yield	4.35%	4.81%	3.15%	0.00%	4.19%
Equity and other securities	$28	$-	$-	$-	$28
Weighted average yield	0.00%	0.00%	0.00%	0.00%	0.00%
Total securities	$13,676	$171,865	$5,617	$-	$191,158
Weighted average yield	3.17%	2.13%	3.15%	0.00%	2.24%

(1) Reflects the scheduled amortization and an estimate of future prepayments based on past and current experience of amortizing U.S. agency securities

As of December 31, 2013, the Company's securities portfolio contains no concentrations by any single issuer of securities greater than 10% of shareholders' equity. As of December 31, 2013, the Company's securities portfolio contained no securities of issuers outside of the United States.

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

Return to Cross Reference Table

Balances (thousands of dollars)	2013	2012	2011	2010	2009
Commercial
Commercial construction & land development loans	$20,756	$28,511	$29,707	$35,996	$50,630
Owner-occupied commercial real estate loans	105,237	97,755	98,848	105,542	111,883
Other commercial real estate loans	142,805	113,370	130,579	137,693	144,430
Commercial & industrial loans	104,508	104,332	90,102	83,918	115,106
Consumer
Residential mortgages	134,048	121,393	104,599	113,541	108,697
Consumer construction loans	17,369	12,123	10,016	5,558	17,071
Home equity loans	80,870	72,983	74,915	78,151	73,066
Other consumer loans	39,861	33,969	22,571	24,688	27,741
Deferred loan fees and costs, overdrafts, in-process accounts	820	2,242	2,365	6,898	1,429
Total portfolio loans	$646,274	$586,678	$563,702	$591,985	$650,053
Percent of total portfolio loans
Commercial
Commercial construction & land development loans	3.2%	4.9%	5.3%	6.1%	7.8%
Owner-occupied commercial real estate loans	16.3%	16.7%	17.5%	17.8%	17.2%
Other commercial real estate loans	22.1%	19.3%	23.1%	23.2%	22.3%
Commercial & industrial loans	16.2%	17.8%	16.0%	14.2%	17.7%
Consumer
Residential mortgages	20.7%	20.6%	18.6%	19.2%	16.7%
Consumer construction loans	2.7%	2.1%	1.8%	0.9%	2.6%
Home equity loans	12.5%	12.4%	13.3%	13.2%	11.2%
Other consumer loans	6.2%	5.8%	4.0%	4.2%	4.3%
Deferred loan fees and costs, overdrafts, in-process accounts	0.1%	0.4%	0.4%	1.2%	0.2%
Total portfolio loans	100.0%	100.0%	100.0%	100.0%	100.0%

(B)            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity of total loans outstanding, other than consumer loans, as of December 31, 2013, according to scheduled repayments of principal.

Thousands of dollars		0 - 1 Year	1 - 5 Years	After 5 Years	Total
Commercial construction & land development loans	Fixed rate	$49	$2,666	$-	$2,715
	Variable rate	16,832	327	882	18,041
Owner-occupied commercial real estate loans	Fixed rate	4,690	40,772	1,013	$46,475
	Variable rate	6,356	15,301	37,105	58,762
Other commercial real estate loans	Fixed rate	4,759	76,991	17,317	99,067
Variable rate		15,718	19,685	8,335	43,738
Commercial & industrial loans	Fixed rate	2,989	14,777	4,360	22,126
Variable rate		47,486	22,542	12,354	82,382
Total		$98,879	$193,061	$81,366	$373,306
Total fixed rate		$12,487	$135,206	$22,690	$170,383
Total variable rate		$86,392	$57,855	$58,676	$202,923

Return to Cross Reference Table

(C)            Risk Elements
Nonaccrual, Past Due and Restructured Loans

Information regarding nonaccrual, past due and restructured loans is shown in the table below as of December 31, 2009 through 2013.

Nonperforming Assets, in thousands of dollars	2013	2012	2011	2010	2009
Nonaccrual loans	$7,927	$16,714	$25,754	$28,661	$26,188
Accruing loans past due 90 days or more	169	37	31	583	5,474
Total nonperforming loans	$8,096	$16,751	$25,785	$29,244	$31,662

Accruing restructured loans	$10,964	$15,819	$21,839	$17,271	$15,584

The following shows the effect on interest revenue of nonaccrual loans as of December 31, 2013, in thousands of dollars:

2013
Gross amount of interest that would have been recorded at original rate	$351
Interest that was included in revenue	-
Net impact on interest revenue	$351

As of December 31, 2013, the Bank had no loans, other than those described above, which cause management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms.

Additional information concerning nonperforming loans, the Company's nonaccrual policy, and loan concentrations is provided under "Credit Quality" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, in Note 5  of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

(D)      Other Interest Bearing Assets

As of December 31, 2013, other than $1,850,000 in other real estate owned, there were no other interest bearing assets that would be required to be disclosed under Item III, Parts (C)(1) or (C)(2) of Industry Guide 3 if such assets were loans.

Return to Cross Reference Table

IV            SUMMARY OF LOAN LOSS EXPERIENCE

(A)            Changes in Allowance for Loan Losses

The table below summarizes changes in the allowance for loan losses for the years 2009 through 2013.

Thousands of dollars	2013	2012	2011	2010	2009
Balance at beginning of period	$22,543	$20,633	$25,163	$20,020	$18,312
Charge-offs:
Construction and land development loans	809	1,108	2,908	5,919	14,379
Owner-occupied commercial real estate loans	3,220	3,346	1,221	1,690	1,539
Other commercial real estate loans	336	2,057	4,645	2,258	2,388
Commercial & industrial loans	1,397	1,768	6,197	3,735	4,330
Residential mortgages	200	901	1,387	1,820	229
Personal loans	546	707	2,006	1,907	1,503
Total charge-offs	6,508	9,887	18,364	17,329	24,368

Recoveries:
Construction and land development loans	1,214	532	278	287	-
Owner-occupied commercial real estate loans	379	68	35	9	9
Other commercial real estate loans	303	332	42	44	59
Commercial & industrial loans	120	1,820	1,034	371	117
Residential mortgages	100	200	68	66	50
Personal loans	396	495	227	165	71
Total recoveries	2,512	3,447	1,684	942	306
Net charge-offs	3,996	6,440	16,680	16,387	24,062
Net provision (1)	1,900	8,350	12,150	21,530	25,770
Balance at end of period	$20,447	$22,543	$20,633	$25,163	$20,020
Ratio of net charge-offs to average loans	0.64%	1.09%	2.86%	2.58%	3.47%
Allowance as % of total portfolio loans	3.16%	3.84%	3.66%	4.25%	3.08%
(1) 2011 includes amounts related to change in allocation methodology.

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, amount and composition of the loan portfolio, and other relevant factors.

The provision charged to earnings was $1,900,000 in 2013, $8,350,000 in 2012, and $12,150,000 in 2011.

Return to Cross Reference Table

(B)            Allocation of Allowance for Loan Losses

The following table presents the portion of the allowance for loan losses applicable to each loan category as of December 31. A table showing the percent of loans in each category to total loans is included in Section III (A), above.

Thousands of dollars	2013	2012	2011	2010	2009
Construction and land development loans	$2,893	$4,216	$3,553	$3,248	$5,164
Owner-occupied commercial real estate loans (1)	3,138	5,093	13,337	16,672	12,221
Other commercial real estate loans	5,047	4,708	-	-	-
Commercial & industrial loans	4,424	4,131	-	-	-
Residential mortgage	2,534	2,456	1,931	2,661	760
Personal loans	2,411	1,939	1,812	2,582	1,875
Total	$20,447	$22,543	$20,633	$25,163	$20,020

As a percent of total
Construction and land development loans	14.1%	18.7%	17.2%	12.9%	25.8%
Owner-occupied commercial real estate loans (1)	15.3%	22.6%	64.6%	66.3%	61.0%
Other commercial real estate loans	24.7%	20.9%	0.0%	0.0%	0.0%
Commercial & industrial loans	21.6%	18.3%	0.0%	0.0%	0.0%
Residential mortgage	12.4%	10.9%	9.4%	10.6%	3.8%
Personal loans	11.8%	8.6%	8.8%	10.3%	9.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%
(1) 2009-2011 includes all Business and Commercial mortgage categories

Information regarding the Company's allocation methods used is provided in Note 5 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference.

V            DEPOSITS

The information concerning average balances of deposits and the weighted-average rates paid thereon is included in the table titled "Yield Analysis of Consolidated Average Assets and Liabilities" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and information regarding maturities of time deposits is provided in Note 8 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference. At December 31, 2013, 2012 and 2011, there were no foreign deposits.

Return to Cross Reference Table

Outstanding time deposits in amounts of $100,000 or more as of December 31, 2013, 2012 and 2011 were scheduled to mature as shown below.

Thousands of dollars	As of December 31,
Time certificates of deposit $100,000 or more maturing:	2013	2012	2011
Within three months	$9,137	$17,400	$14,466
Over three through six months	9,557	8,387	12,503
Over six through twelve months	14,243	18,635	23,815
Over twelve months	18,810	30,374	31,234
Total	$51,748	$74,795	$82,018

VI            RETURN ON EQUITY AND ASSETS

Various ratios required by this section and other ratios commonly used in analyzing bank holding company financial statements are included in Item 6, Selected Financial Data, and are incorporated here by reference.

VII            SHORT-TERM BORROWINGS

Information about the Company's short-term borrowings is contained in Note 9 of the Company's Notes to Consolidated Financial Statements, and is incorporated here by reference. The Company is not required to disclose any additional information, as for all reporting periods there were no categories of short-term borrowings for which the average balance outstanding during the period was 30% or more of shareholders' equity at the end of the period.

ITEM 1A                          RISK FACTORS

Risks Related to Our Pending Merger with Old National Bancorp

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the Merger Agreement may be completed, various approvals must be obtained from the Federal Reserve Board and the Office of the Comptroller of the Currency. These governmental entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Although Old National and United do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting Old National's revenues, any of which might have a material adverse effect on Old National following the Merger.  There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Return to Cross Reference Table

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed, which could have a negative impact on United.

The Merger Agreement with Old National is subject to a number of conditions which must be fulfilled in order to close. Those conditions include: United shareholder approval, regulatory approvals, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In particular, Old National is not obligated to close the Merger transaction if United's consolidated shareholders' equity is less than $75,000,000, subject to adjustments in the Merger Agreement, as of the end of the month prior to the effective time of the Merger or after-tax environmental costs exceed $2,500,000.

In addition, certain circumstances exist where United may choose to terminate the Merger Agreement, including the acceptance of a superior proposal or the decline in Old National's share price to below certain thresholds set forth in the Merger Agreement. There can be no assurance that the conditions to closing the Merger will be fulfilled or that the Merger will be completed.

If the Merger Agreement is terminated, there may be various consequences to United, including:

•	United's business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	United may have incurred substantial expenses in connection with the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•	the market price of United common stock might decline to the extent that United's market price following announcement of the Merger reflects a market assumption that the Merger will be completed.

If the Merger Agreement is terminated and United's board of directors seeks another merger or business combination, under certain circumstances United may be required to pay Old National a $6,000,000 termination fee.  United shareholders cannot be certain that United would be able to find a party willing to pay an equivalent or more attractive price than the price Old National has agreed to pay in the Merger.

Old National may be unable to successfully integrate United's operations and retain United's employees.

United will be merged with and into Old National Bank immediately following the closing of the Merger. The difficulties of merging the operations of United with Old National Bank include:

• integrating personnel with diverse business backgrounds;

• combining different corporate cultures; and

• retaining key employees.

Return to Cross Reference Table
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Old National, Old National Bank or United, and the loss of key personnel. The integration of United with Old National Bank will require the experience and expertise of certain key employees of United who are expected to be retained by Old National. However, there can be no assurance that Old National will be successful in retaining these employees for the time period necessary to successfully integrate United into Old National Bank. The diversion of management's attention and any delays or difficulties encountered in connection with the Merger and integration of United into Old National Bank could have an adverse effect on the business and results of operation of Old National or Old National Bank.

Each party is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party's business and operations.

In connection with the pendency of the Merger, it is possible that some customers and other persons with whom Old National or United has a business relationship may delay or defer certain business decisions or might seek to terminate, change, or renegotiate their relationships with Old National or United, as in the case may be, as a result of the Merger, which could negatively affect Old National's or United's respective revenues, earnings, and cash flows, as well as the market price of Old National's or United's common stock, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, United is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could negatively affect United's businesses and operations prior to the completion of the Merger.

Litigation may be filed against United and its board of directors that could prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, it is possible that United's shareholders may file putative shareholder class action lawsuits against United and its board of directors. Among other remedies, the plaintiffs may seek to enjoin the Merger. The outcome of any such litigation is uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to United, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company's business, financial condition, results of operations, cash flows and market price.

Return to Cross Reference Table

Risks Related To Our Business

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2013, our nonperforming assets (which consist of non-accruing loans, loans 90 days or more past due, and other real estate owned) totaled $9.9 million, or 1.11% of total assets. At December 31, 2012 and December 31, 2011, our nonperforming assets were $20.2 million and $29.5 million, respectively, or 2.22% and 3.33% of total assets, respectively. Our nonperforming assets adversely affect our net income in various ways:

• We do not record interest income on nonaccrual loans or other real estate owned.
• We must provide for probable loan losses through a current period change to the provision for loan losses.
• Non-interest expense increases when we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.
• There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to other real estate owned.
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

Our business loan portfolio was approximately $352.6 million at December 31, 2013, comprising approximately 54.6% of our loan portfolio. Business loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.

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

A substantial portion of our loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2013, we had approximately $248.0 million of commercial real estate loans outstanding, which represented approximately 38.4% of our loan portfolio. As of that same date, we had approximately $214.9 million in residential real estate loans outstanding, or approximately 33.2% of our loan portfolio. Consequently, real estate-related credit risks are a significant concern for us. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by us or our borrowers.

Return to Cross Reference Table

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

Construction and development loans have contributed disproportionately to the increase in our provisions for loan losses in recent periods. As of December 31, 2013, we had approximately $38.1 million in construction and development loans outstanding, or approximately 5.9% of our loan portfolio. Approximately $4.7 million, or 23.8%, and $8.2 million, or 24.0%, at December 31, 2013 and 2012, respectively, of loans classified as impaired were attributable to construction and development loans. Further deterioration in our construction and development loan portfolio could result in additional increases in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We maintain an allowance for loan losses to cover probable incurred loan losses.  Every loan we make carries a certain risk of non-repayment, and we make various assumptions and judgments about the collectability of our loan portfolio including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us.

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

Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.  As of December 31, 2013 and 2012, our allowance for loan losses was $20.4 million and $22.5 million, respectively. As of the same dates, the ratio of our allowance for loan losses to total nonperforming loans was 252.5% and 134.6%, respectively. Nonperforming loans include nonaccrual loans and accruing loans past due 90 days or more and excludes accruing restructured loans. As of the same dates, total accruing restructured loans were $11.0 million and $15.8 million, respectively.

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

Return to Cross Reference Table

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

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the Consumer Financial Protection Bureau ("CFPB"), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations became effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act.

Compliance with these new laws and regulations and other regulations under consideration by Dodd-Frank and the CFPB will likely result in additional costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

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

Return to Cross Reference Table

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

Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which prepayments occur, and the size of prepayments, are within customers' discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have an adverse effect on our results of operations and financial condition.

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

Return to Cross Reference Table

This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (re-pricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals made by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.

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

Return to Cross Reference Table

As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices insufficient to recover the full amount of the loan. We cannot assure you that any such losses would not materially and adversely affect our business, financial condition or results of operations.

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

Deferred tax assets are only recognized to the extent that they will be realized. Should our management determine that the deferred tax assets will not be realized, a valuation allowance with a charge to earnings would be reflected in the period. At December 31, 2013, the Company's net deferred tax asset was $8.1 million.

Based on the levels of taxable income in prior years, the significant improvement in operating results in 2013 compared to 2012 and 2011, and the Company's belief that it has returned to sustained profitability as a result of strong core earnings and continued reduction in loan losses, management has determined that no valuation allowance was required at December 31, 2013. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

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

Return to Cross Reference Table

The amount of the permanent loss would depend on the size of the annual limitation (which is a function of our market capitalization at the time of an "ownership change" and the then prevailing long-term tax exempt rate) and the remaining carry forward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years). The resulting loss could have a material adverse effect on our results of operations and financial condition and could also decrease the Bank's regulatory capital. We performed an evaluation of potential impairment at December 31, 2013, and determined that if an "ownership change" had occurred on December 31, 2013, we would have had no impairment of our net deferred tax asset.

If we are required to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

At December 31, 2013, our mortgage servicing rights had a book value of $7.4 million and a fair value of approximately $12.1 million. Because of the fluctuating interest rate environment for mortgage loans and the resulting impact on the rate and speed of mortgage refinancing, it is possible that we may have to take a valuation allowance with respect to our mortgage servicing rights in the future. If we are required in the future to take a valuation allowance with respect to our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

Municipal bonds held by us totaled $21.5 million at December 31, 2013, and were issued by different municipalities. The municipal portfolio contains a small level of geographic risk, as approximately 1.6% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.6% in Monroe County, Michigan and 2.1% in Washtenaw County, Michigan. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

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

As part of our business, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place for our facilities and systems, and the security measures of our third party service providers, we may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, or failure or interruption of our communication or information systems, could severely damage our reputation, expose us to risks of regulatory scrutiny, litigation and liability, disrupt our operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on our business.

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

Return to Cross Reference Table

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

Return to Cross Reference Table

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

ITEM 1B                          UNRESOLVED STAFF COMMENTS

None

ITEM 2                          PROPERTIES

The Company's executive offices are located in Ann Arbor, Michigan. The Company and the Bank operate twenty-one properties in Washtenaw, Lenawee, Livingston and Monroe Counties in Michigan. Seven of the properties are leased, and all others are owned. Eighteen properties include banking offices, and all but four of the banking offices offer drive-up banking services. All banking offices also offer ATM service.

In addition to banking offices, United operates administrative and support facilities at the Hickman Financial Center, support and training facilities at the Downing Center, a Wealth Management office, and additional training facilities, all in Tecumseh, Michigan.

Return to Cross Reference Table

ITEM 3                          LEGAL PROCEEDINGS

On or about January 17, 2014, a putative class action complaint was filed in the Circuit Court for Washtenaw County, Michigan, Business Division, by an individual purporting to be a shareholder of United.  The action is styled Parshall v. United Bancorp, Inc., et al., Case No. 14-39-CZ. The complaint alleges that the directors of United breached their fiduciary duties to the Company's shareholders in connection with the proposed merger between United and Old National by approving a transaction that allegedly provides for inadequate consideration; that the merger agreement includes allegedly preclusive deal protection provisions; and that United and Old National allegedly aided and abetted the United directors in breaching their duties to United's shareholders. The complaint seeks, on behalf of the putative class of all public shareholders of United, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, rescission of the transaction in the event that it is consummated, damages, and costs and attorneys' and experts' fees relating to the lawsuit. The Company intends to vigorously contest this action.

As of the date of this report, there are no other material pending legal proceedings other than routine litigation incidental to the business of banking, to which the Company or its subsidiaries are a party or of which any of our properties are the subject. As of the date of this report, neither the Company nor its subsidiaries are involved in any other proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

ITEM 4                          MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

The following table shows the high and low sale prices of common stock of the Company for each quarter of 2013 and 2012 as quoted on the OTCQB, under the symbol of "UBMI" and cash dividends declared for each quarter of 2013 and 2012. The quoted sale prices reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions, and do not include private transactions not involving brokers or dealers. The Company had 1,174 shareholders of record as of December 31, 2013.

Return to Cross Reference Table

	2013			2012
	Market Price		Cash Dividends	Market Price		Cash Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$5.99	$4.35	$-	$3.45	$2.49	$-
2nd	6.00	5.10	-	3.70	3.25	-
3rd	6.80	5.20	-	4.20	3.26	-
4th	7.60	6.75	-	4.65	3.91	-

Restrictions on the Company's ability to pay dividends and on the ability of the Bank to transfer funds to the Company are discussed in Note 14 of the consolidated financial statements included elsewhere in this report, and under the heading "Supervision and Regulation" in Item 1 of this report which discussion is incorporated here by reference.

The following table provides information regarding equity compensation plans approved by shareholders as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (3)
Equity compensation plans approved by shareholders	(A)	(B)	(C)
Stock Option Plans (1)	321,236	$21.51	-
Stock Incentive Plan of 2010	270,499	3.88	186,930
Director Retainer Stock Plan (2)	133,191	NA	203,212
Senior Management Bonus Deferral Stock Plan (2)	3,791	NA	21,373
Total	728,717	$15.01	411,515

(1)	The Company's 2005 Stock Option Plan expired on January 1, 2010, and no additional options can be issued under the plan.

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

Return to Cross Reference Table

ITEM 6	SELECTED FINANCIAL DATA

The following table shows summarized historical consolidated financial data for the Company. The table is unaudited. The information in the table is derived from the Company's audited financial statements for 2009 through 2013.

This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

Thousands of dollars
FINANCIAL CONDITION	2013	2012	2011	2010	2009
Assets
Cash and demand balances in other banks	$13,748	$13,769	$15,798	$10,623	$10,047
Federal funds sold and equivalents	12,513	56,843	91,794	95,599	115,542
Securities available for sale	191,158	206,129	173,197	124,544	92,146
Net loans	630,087	577,515	551,359	577,111	638,012
Other assets	51,523	53,485	52,861	53,833	53,581
Total Assets	$899,029	$907,741	$885,009	$861,710	$909,328

Liabilities and Shareholders' Equity
Noninterest bearing deposits	$167,236	$165,430	$139,346	$113,206	$99,893
Interest bearing deposits	623,261	619,213	625,510	620,792	682,908
Total Deposits	790,497	784,643	764,856	733,998	782,801
Fed funds sold and other short term borrowings	-	-	-	1,234	-
FHLB advances	11,961	21,999	24,035	30,321	42,098
Other borrowings	10,000	-	-	-	-
Other liabilities	4,360	3,702	2,344	3,453	3,562
Total Liabilities	816,818	810,344	791,235	769,006	828,461
Shareholders' Equity	82,211	97,397	93,774	92,704	80,867
Total Liabilities and Shareholders' Equity	$899,029	$907,741	$885,009	$861,710	$909,328

RESULTS OF OPERATIONS
Interest income	$34,535	$34,693	$36,165	$39,770	$43,766
Interest expense	2,984	4,528	6,114	8,687	12,251
Net Interest Income	31,551	30,165	30,051	31,083	31,515
Provision for loan losses	1,900	8,350	12,150	21,530	25,770
Noninterest income	21,345	21,491	17,211	16,298	16,899
Goodwill impairment	-	-	-	-	3,469
Other noninterest expense	38,367	37,203	34,618	32,497	33,647
Income (loss) before federal income tax	12,629	6,103	494	(6,646)	(14,472)
Federal income tax (benefit)	3,818	1,640	(423)	(2,938)	(5,639)
Net income (loss)	$8,811	$4,463	$917	$(3,708)	$(8,833)

Return to Cross Reference Table

KEY RATIOS	2013	2012	2011	2010	2009
Return on average assets	0.97%	0.50%	0.10%	-0.42%	-1.03%
Return on average shareholders' equity	9.14%	4.69%	0.98%	-4.66%	-10.61%
Net interest margin	3.69%	3.59%	3.64%	3.79%	3.80%
Basic earnings (loss) per share (1)	$0.61	$0.26	$(0.02)	$(0.89)	$(1.93)
Diluted earnings (loss) per share (1)	$0.60	$0.26	$(0.02)	$(0.89)	$(1.93)
Cash dividends paid per common share	-	-	-	-	0.02
Dividend payout ratio	NA	NA	NA	NA	NA
Equity to assets ratio (2)	10.6%	10.6%	10.6%	9.1%	9.5%

(1) Earnings per share data is based on income available to common shareholders, divided by average common shares outstanding plus average contingently issuable shares.
(2) Average equity divided by average total assets.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained on Pages A-1 through A-28, and is incorporated by reference here.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary financial information required by this item is contained in Note 20 of the Company's Notes to Consolidated Financial Statements, and is incorporated by reference here.

Our consolidated financial statements and related notes are contained on Pages A-29 through A-74 hereof, and are incorporated by reference here.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Return to Cross Reference Table

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

Return to Cross Reference Table
(c) ITEM 9B
There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

OTHER INFORMATION

None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table discloses the name and age of each Director, his or her five year business experience, the specific experience qualifications, attributes and skills that led to the conclusion of the Compensation & Governance Committee and the Board of Directors that the person should serve as a Director, and the year each became a Director of the Company. All information is as of the date of this report.

Class II Directors – Terms Expiring in 2014
Stephanie H. Boyse, age 45; President  and Chief Executive Officer, Brazeway, Inc., manufacturer of extruded aluminum tubing and related products, Adrian, MI; Director of UBI and UBT since 2008; Director of Tecumseh Products Company, manufacturer of compressors and refrigeration components, engines, and power train components, Tecumseh, MI (2013). In nominating Ms. Boyse, the Compensation & Governance Committee considered as important factors her diverse range of experience including sales, marketing, operations, human resources, licensing and acquisitions including international experience, her familiarity with the markets in which we operate, her reputation as a respected business leader in our community, and her extensive work with non-profit organizations in our markets.

Kenneth W. Crawford, age 56; Independent financial consultant. Director of UBI and UBT since 2011. Retired  Senior Vice President, Chief Financial Officer, Corporate Controller and Assistant Secretary of Kaydon Corporation, Ann Arbor, MI. Kaydon Corporation is a leading designer and manufacturer of custom engineered, performance-critical products, supplying a broad and diverse group of alternative energy, military, industrial, aerospace, medical and electronic equipment, and aftermarket customers. Mr. Crawford has held various accounting and finance positions with a number of public companies. In nominating Mr. Crawford, the Compensation & Governance Committee considered as important factors his strong accounting and financial background, his experience with mergers and acquisitions, his ability to understand financial statements and qualify as an "audit committee financial expert," and his experience working with public companies.

John H. Foss, age 71; Director, La-Z-Boy Incorporated; Retired Director, Vice President, Treasurer and Chief Financial Officer, Tecumseh Products Company; Director of UBI and UBT since 1992. Mr. Foss is a CPA, and his work experience includes financial management and auditing. He has served as CFO of two publicly traded companies and as Chairman of the Audit Committee of La-Z-Boy. In nominating Mr. Foss, the Compensation & Governance Committee considered as important factors his extensive financial management and auditing experience, his ability to understand financial statements and qualify as an "audit committee financial expert," his experience working with public companies, and his extensive practical experience and understanding in the areas of strategic planning, compensation management, internal controls, mergers and acquisitions and corporate governance.

Return to Cross Reference Table

Class III Directors – Terms to Expire in 2015
Robert K. Chapman, age 70; President (since 2003) and Chief Executive Officer (since 2006) of the Company; Director of UBI and UBT since 2001; Chief Executive Officer (2001 – 2007) of the Company's former subsidiary, United Bank & Trust - Washtenaw ("UBTW"); President and Chief Executive Officer of UBT since 2010. Mr. Chapman is a CPA. In nominating Mr. Chapman, the Compensation & Governance Committee considered as important factors his experience in the financial industry in a financial role and in mergers and acquisitions, his strong background in risk management, his ability to understand financial statements, his familiarity with the markets in which we operate, and his extensive work with non-profit organizations in our markets.

Norman G. Herbert, age 71; Independent financial consultant. Director of UBI since 2009; Director of UBT since 2010; Director of UBTW (2006 – 2010). Mr. Herbert has an extensive financial background. For thirty-five years, he was a part of the financial management team for the University of Michigan, with responsibilities including management of endowment and working capital, real estate acquisitions and dispositions, external financing activities and risk management. In nominating Mr. Herbert, the Compensation & Governance Committee considered as important factors his extensive financial background, his ability to understand financial statements, his analytical background and a meticulous attention to detail, and his work with professional, civic and non-profit organizations.

Len M. Middleton, age 50; Professor of Strategy and Entrepreneurship, Ross School of Business at the University of Michigan. Director of UBI and UBT since 2010; Director of UBTW (2009 – 2010). Trustee at the Ann Arbor Hands-On Museum. He holds an MBA, and is founder of a private equity firm that specializes in buyouts and other investment opportunities. In nominating Mr. Middleton, the Compensation & Governance Committee considered as important factors his extensive financial background, his experience with mergers and acquisitions, his ability to understand financial statements, his broad range of entrepreneurial experience, and his work with entrepreneurial companies and non-profit organizations.

Class I Directors – Terms to Expire in 2016
Karen F. Andrews, age 47; Consultant and Managing Director with The Andrews Group, a human resources consulting service in Ann Arbor, MI. Director of UBI and UBT since 2012. Ms. Andrews is a human resources professional and holds a Senior Professional in Human Resources certification. She has held leadership positions with Henry Ford Health System and McKinley, a real estate investment firm. In 2012, she launched The Andrews Group, which offers solutions and strategies to help business leaders create teams and cultures that allow them to meet their goals. In nominating Ms. Andrews, the Compensation & Governance Committee considered as important factors her extensive business experience, her familiarity with the markets in which we operate, her  experience in the commercial real estate industry, and her extensive background in human resources management.

James D. Buhr, age 66; Owner, J.D. Buhr & Company, LLC, corporate finance advisors, Ann Arbor, MI; Vice-Chairman of the Board of  UBI since 2011; Director of UBI since 2004; Director of UBT since 2010; Director of UBTW (2001 – 2010). Mr. Buhr has an extensive financial background, including experience as a bank credit analyst, commercial lender and investment banker. He is a native of Washtenaw County, is a registered stock broker, and holds an MBA from the University of Michigan. Mr. Buhr currently owns his own corporate finance advisory practice, which provides corporate finance advisory services to Michigan and Midwestern based companies. In nominating Mr. Buhr, the Compensation & Governance Committee considered as important factors his extensive business experience including commercial lending, his extensive background in corporate finance, his familiarity with the markets in which we operate, his reputation as a respected business leader in our community, and his familiarity with and ability to understand financial statements.

James C. Lawson, age 66; General Manager, Avery Oil & Propane, Tecumseh, MI; Director of UBI and UBT since 1986; Chairman of the Board of UBI since 2011; Vice-Chairman of the Board of UBI (2010 – 2011). In nominating Mr. Lawson, the Compensation & Governance Committee considered as important factors his familiarity with the markets in which we operate, his reputation as a respected business leader in our community, his familiarity with and ability to understand financial statements, his diverse background into the formation and operation of a successful business, and his leadership, strategic planning, human resources and administrative skills and background.

Return to Cross Reference Table

None of the Directors, with the exception of Stephanie H. Boyse, John H. Foss and Len M. Middleton, serves as a director, or at any time during the past five years served as a director, of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such act, or any company registered as an investment company under the Investment Company Act of 1940, as amended. Ms. Boyse is a director of Tecumseh Products Company. Mr. Foss is a director of La-Z-Boy Incorporated. Mr. Middleton is a Director of Arcadia Funds, Castle Oaks and One Tree.

Committees of the Board of Directors

The Board of Directors has established a standing Audit Committee and Compensation & Governance Committee. The Compensation & Governance Committee also performs the functions of a nominating committee.

Audit Committee

The Audit Committee consists of Kenneth W. Crawford, John H. Foss, Norman G. Herbert and Len M. Middleton. The Audit Committee met seven times during the year ended December 31, 2013. Each of the current members meets the requirements for independence as defined under NASDAQ listing rules. While the Company is not subject to these standards, it has chosen to comply with them voluntarily. In addition, the Board of Directors determined that Mr. Crawford and Mr. Foss have met the qualifications to be considered an "audit committee financial expert" as set forth under rules adopted by the Securities and Exchange Commission.

The Audit Committee has selected BKD LLP ("BKD") as its independent registered public accounting firm for 2014. BKD has served in that capacity since 2002. The services provided by BKD are limited by the Audit Committee to audit services and certain permitted audit related and tax services.

The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on the Company's website at www.ubat.com. The Board of Directors reviews and approves changes to the Audit Committee charter annually.

The Audit Committee has full power and authority to perform the responsibilities of a public company audit committee under applicable law, regulations, stock exchange listing standards, generally accepted accounting principles and public company custom and practice. The Audit Committee assists the Board in its oversight responsibilities of the integrity of the Company's financial statements, the system of disclosure controls and procedures and internal control over financial reporting.

The Audit Committee also assists in ensuring the independence and performance of the Company's internal auditor, the independence and performance of the independent registered public accounting firm, the Company's process for monitoring compliance with legal and regulatory requirements, the integrity and security of the Company's information systems and technology and the Company's enterprise risk management.

Return to Cross Reference Table

Management is responsible for the Company's financial statements and the financial reporting process, and for establishing and maintaining the Company's system of internal controls. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of the Company's financial statements with U.S. generally accepted accounting principles.

Audit Committee Report

The Audit Committee reports that with respect to the audit of the Company's consolidated financial statements for the year ended December 31, 2013:

•	The Audit Committee has reviewed and discussed the Company's 2013 audited consolidated financial statements with the Company's management.

•
The Audit Committee has discussed with its independent registered public accounting firm, BKD, LLP, the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

•
The Audit Committee has received the written disclosures and the letter from its independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding BKD's communications with the Audit Committee concerning independence, and has discussed with BKD its independence.

Based on the review and the discussions referenced above, the Audit Committee recommended to the Board of Directors that the Company's 2013 audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Audit Committee
Norman G. Herbert, Chairman
Kenneth W. Crawford
John H. Foss
Len M. Middleton

Compensation & Governance Committee

The Board of Directors of the Company has established a Compensation & Governance Committee, which addresses matters relating to employment, compensation, and management performance. The Compensation & Governance Committee also performs the functions of a nominating committee for the Board of Directors. The Board of Directors has adopted a written charter for the Compensation & Governance Committee, a copy of which is available on the Company's website at www.ubat.com.

Return to Cross Reference Table

Our Compensation & Governance Committee annually reviews and approves our compensation program, evaluates the performance of our Chief Executive Officer and, with input from the Chief Executive Officer, reviews the performance of the executive officers in achieving our business objectives, and recommends executive officers' compensation to our Board of Directors for approval. The Chief Executive Officer of the Company provides input into the recommended compensation of the executive officers to the Compensation & Governance Committee, but does not determine, recommend or participate in compensation decisions regarding his own compensation. Although input from the Chief Executive Officer is considered by the Compensation & Governance Committee and the Board, it is not given any disproportionate weight. The committee has the authority to recommend executive officers' compensation to our Board of Directors for approval in its discretion. The committee also recommends targets for bonuses and profit sharing and has sole authority to grant stock options and other equity awards to eligible individuals. The Compensation & Governance Committee and the Board have the final authority on compensation matters. Except to the extent prohibited by exchange rules (if applicable) and state law, the committee may delegate its authority to subcommittees when it deems it appropriate and in the best interests of the Company.

The Compensation & Governance Committee considers various potential candidates for Director that may come to its attention through current board members, shareholders or other persons. The Compensation & Governance Committee will review and evaluate candidates for Director nominated by shareholders in the same manner as it evaluates all other candidates. When considering and evaluating candidates for nomination to the Board, the committee considers a number of factors. The Compensation & Governance Committee considers board diversity as a factor in identifying nominees for Director, but diversity is not a dispositive factor and the Company has no formal diversity policy for Directors. In addition, the Compensation & Governance Committee believes that a Board candidate should:

•	Be a shareholder of United Bancorp, Inc.

•	Be willing and able to devote full interest and attendance to the Board and its committees

•	Bring their financial business to the Company, including personal and business accounts

•	Lend credibility to the Company and enhance its image

•	Help develop business and promote the Company and its subsidiaries

•	Provide advice and counsel to the CEO

•	Maintain integrity and confidentiality at all times.

Return to Cross Reference Table

The Compensation & Governance Committee will consider shareholder nominations for candidates for membership on the Board when properly submitted in accordance with the Company's bylaws. The bylaws provide that no less than 120 days prior to the date of the meeting, in the case of an annual meeting, and not more than seven days following the date of notice of the meeting, in the case of a special meeting, any shareholder who intends to make a nomination at the meeting shall deliver a notice to the Secretary of the Company setting forth; (i) the name, age, business address and residence of each nominee proposed in such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of each class and series of capital stock of the Company which are beneficially owned by each such nominee and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee.

The Compensation & Governance Committee met six times during 2013, and is composed of the following Directors of the Company: Karen F. Andrews, Stephanie H. Boyse, James D. Buhr, John H. Foss and James C. Lawson. All members of the Company's Compensation & Governance Committee meet the requirements for independence under NASDAQ Listing Rules. While the Company is not subject to these standards, it has chosen to comply with them voluntarily.

Corporate Governance

Corporate Governance Policy

The Company has adopted a comprehensive Corporate Governance Policy. The policy is designed to promote accountability and transparency for the Board of Directors and management of the Company. The policy contains guidelines regarding the responsibilities, membership, and structure of the Board of Directors, including policies addressing:

• Board leadership;

• Director independence, diversity, education, and conflicts of interest; and

• majority vote requirement for uncontested elections.

The policy also contains guidelines for other significant corporate governance matters, such as the Board of Directors' responsibility for risk management and succession planning. The Corporate Governance Policy is available at the Company's website, www.ubat.com, under the "About Us – Investor Relations – Governance Documents" section.

Return to Cross Reference Table
Code of Ethics

The Company has adopted a comprehensive Code of Ethics. The code is intended to deter wrongdoing and to promote:

• Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

• Full, fair, accurate, timely and understandable disclosure in documents the Company files with, or submits to, the SEC and in all public communications made by the Company;

• Compliance with applicable governmental laws, rules and regulations;

• Prompt internal reporting to designated person of violations of the code; and

• Accountability for adherence to the code.

The Code of Ethics is available on the Company's website, www.ubat.com, under "About Us – Investor Relations – Governance Documents" section.

Board of Directors Leadership Structure

The Board of Directors of United is led by its Chairman of the Board, who is not the Chief Executive Officer of the Company. The Compensation & Governance Committee believes that separation of the positions of Chairman of the Board and Chief Executive Officer recognizes the difference between the two roles and reflects good corporate governance practice. The Chairman of the Board leads the Board of Directors in adopting an overall strategic plan for the Company, sets the agenda for the meetings of the Board of Directors, presides over all meetings of the Board of Directors, and provides guidance to the Chief Executive Officer. The Chief Executive Officer implements the strategic plan for the Company, as adopted by the Board of Directors, and leads the Company, its management and its employees on a day-to-day basis. Because of these differences, the Company currently believes keeping the Chairman of the Board and Chief Executive Officer as separate positions is the appropriate leadership structure for the Company.

James C. Lawson was elected as Chairman of the Board following the 2011 Annual Meeting of Shareholders. Mr. Lawson has a diverse background in the formation and operation of a successful business, and has served as a Director of the Company since 1986. Robert K. Chapman serves as the Company's President and Chief Executive Officer, and brings more than thirty years of banking experience in various roles, as well as leadership in the Washtenaw County market, to his role.

Return to Cross Reference Table

Board of Directors Role in Risk Oversight

The Company continues to enhance and implement its enterprise risk management ("ERM") process. The Board is responsible for overseeing the ERM process. The Enterprise Risk Management Committee implements the ERM process by overseeing policies, procedures and practices relating to enterprise-wide risk and compliance with bank and regulatory obligations. The committee consists of members of the executive management team and other appointed individuals from the various identified risk areas. The Company's Chief Financial Officer serves as chair of the committee.

Among other things, the committee is responsible for designing and implementing effective ERM processes and practices, ensuring that management understands and accepts responsibility for identifying, assessing and managing risk, ensuring that risk assessments are completed for each identified risk area, and reviewing and updating risk assessments on at least a quarterly basis. The committee has identified and monitors twelve risk areas. The committee must meet at least four times per year. The Chief Financial Officer must report on the ERM process to the Board of Directors on at least a quarterly basis.

The Board of Directors, and the Audit Committee under authority and responsibility delegated by the Board of Directors, play a key role in the oversight of the Company's risk management. To that end, the Board of Directors or the Audit Committee must periodically require and receive direct reports from the Enterprise Risk Management Committee.

Communicating with the Board of Directors

Shareholders may communicate with the Board of Directors, its committees or any member of the Board of Directors by writing to Chairman of the Board, United Bancorp, Inc., P. O. Box 1127, Ann Arbor, Michigan, 48106. All shareholder communications will be forwarded to the Board, the committee or the Director as indicated in the writing. The Chairman has discretion to screen and not forward to Directors communications which the Chairman determines in his discretion to be communications unrelated to the business or governance of the Company and its subsidiaries, commercial solicitations, offensive, obscene or otherwise inappropriate. The Chairman shall, however, collect all security holder communications which are not forwarded, and such communications shall be available to any Director upon request.

Meetings of the Board of Directors

During the year ended December 31, 2013, the Board of Directors of the Company met a total of nine times. Each of the Directors attended at least 75% of the aggregate of the total number of meetings of the Board and of the Board committees of which he or she is a member.

The Company encourages members of its Board of Directors to attend the Annual Meeting of Shareholders. All directors serving at May 7, 2013 attended the Company's 2013 Annual Meeting of Shareholders held on that date.

Return to Cross Reference Table

Meetings of Independent Directors

The Company's independent directors meet periodically in executive sessions without any management directors in attendance. If the Board of Directors convenes a special meeting, the independent directors may hold an executive session if the circumstances warrant.

Whistleblower Program

The Audit Committee has established a program for employees of the Company and its subsidiaries to report violations of standards of conduct specified in the program, improper activity or other suspected wrongdoing by any officer or employee to the Chairman of the Audit Committee, in particular any activity that may jeopardize the accuracy of financial reporting, represent a conflict of interest, violate corporate ethics policies, or violate any provision of federal law. Retaliation against any employee who reports a good faith concern is not permitted.

Executive Officers

Following is a current listing of executive officers of the Company and biographical information about each executive officer. All information is as of the date of this report. Officer appointments for the Company are made or reaffirmed annually at the Organizational Meeting of the Board of Directors. The Board may also designate executive officers at regular or special meetings of the Board. Executive officers of the Company serve at the pleasure of the Board.

Name, Age, and Five Year Business Experience	Executive Officer Since
Robert K. Chapman, age 70; Director of UBI since 2001; President (since 2003) and Chief Executive Officer (since 2006) of the Company; President (2010–February, 2013) and Chief Executive Officer of UBT since 2010; President (2001–2005) and Chief Executive Officer (2001–2007) of UBTW; Director of UBTW (2001–2010)	2001
Randal J. Rabe, age 55; Executive Vice President (since 2003) and Chief Financial Officer (since December, 2007) of the Company; President (2003–2007) & Chief Executive Officer (2005–2007) and Director (2003–2007) of UBT	2003
Todd C. Clark, age 44; Executive Vice President of the Company; President (since February, 2013) of UBT; Chief Operating Officer and Washtenaw Community President (2010–2013); President (2006–2010) and Chief Executive Officer (2007–2010) of UBTW; Director (2006–2010) of UBTW	2005
Gary D. Haapala, age 50; Executive Vice President of the Company since 2006; President – Wealth Management Group of UBT since 2010	2006
Joseph R. Williams, age 50; Executive Vice President of the Company (since 2007); Lenawee Community President (since 2010); President and Chief Executive Officer and Director of UBT (2007–2010); Executive Vice President – Community Banking of UBT (2003–2007)	2007
Raymond J. Webb, age 48; Executive Vice President of the Company (since 2013). Senior Vice President – Head of Retail, Fifth Third Bank (2009-2012); Affiliate President, Fifth Third Bank (2001-2009)	2013

Return to Cross Reference Table

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's Directors and officers, and persons who own more than 10% of the Company's Common Stock, are required to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, Directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all officers, Directors and greater than 10% beneficial owners timely filed required reports under Section 16(a) during 2013.

ITEM 11	EXECUTIVE COMPENSATION

Compensation Components
The key components of our executive compensation program consist of a base salary and participation in various performance-based compensation plans.

Base Salary

We use base salary to attract and retain executive officers near the midpoint of market rates, and rely on our performance-based plans to reward for performance. The Company generally hires executive officers at market rates necessary to attract talent. Raises and salary adjustments for named executive officers are provided primarily to allow us to retain our existing talent.

Generally, we believe that base salary should be set at mid-level market competitive levels. Base salaries are reviewed annually and are compared to several databases and public information, and adjusted from time to time.

2009 Management Committee Incentive Compensation Plan

The named executive officers participate in the Management Committee Incentive Compensation Plan. Under the plan, a participant is paid a percentage of his or her base salary based on the achievement of business and individual performance objectives. Bonuses under the plan are based all or in part on our achieving a target return on assets ("ROA") as established annually by the Board of Directors. For 2013, our target ROA was 1.00%.

The plan is divided into groups, each with differing payout levels based on a percentage of base salary. Participants in the plan may earn more or less than the prescribed bonus percentages at target levels, with threshold and maximum bonus levels established. The table below details the range of minimum, target and maximum thresholds and payouts for each group of the plan, relating to the named executive officers.

	No Bonus is Earned if Performance is Below:		Bonus Earned at Minimum Threshold	Bonus Earned at 100% of Target	Maximum Bonus That Can Be Earned	Maximum Bonus is Earned At or Above:
Group 1	0.75%	ROA	11.25%	45%	90%	1.625%	ROA
Group 2	0.75%	ROA	8.75%	35%	70%	1.625%	ROA

Return to Cross Reference Table

Targets for 2013 for all participants were based 100% on ROA, as participants each have responsibilities with regard to the overall performance of the Company. The table below details the respective named executive officers in each group, the group within the plan that each participates in, the basis upon which the bonus is determined, and the payout percentages for calendar year 2013.

Executive Officer	Group	Based on:	2013 Payout
Chapman	1	Target ROA (100%)	40.8%
Rabe	2	Target ROA (100%)	31.8%
Clark	2	Target ROA (100%)	31.8%

Stock Incentive Plan of 2010

At the 2010 Annual Meeting of Shareholders, shareholders approved the United Bancorp, Inc. Stock Incentive Plan of 2010 (the "Incentive Plan"). The Incentive Plan is intended to supplement and continue the compensation policies and practices of our other equity compensation plans, which we have used for many years. The Board of Directors believes that the Incentive Plan is important to attract, retain and motivate corporate and subsidiary directors, officers and key employees of exceptional abilities, and to recognize the significant contributions these individuals have made to the long-term performance and growth of the Company and its subsidiaries. The Compensation & Governance Committee awarded grants in 2013 under the Incentive Plan based on the Company's 2012 performance, and in 2012 based on the Company's 2011 performance.

The Incentive Plan includes a number of components, as follows:

Stock Options
The Incentive Plan permits the Company to grant to participants options to purchase shares of common stock at stated prices for specific periods of time. Stock options that may be granted under the Incentive Plan could be either nonqualified stock options or incentive stock options as defined in Section 422 of the Internal Revenue Code. The Compensation & Governance Committee may award options for any amount of consideration or no consideration, as the committee determines. No stock options were granted in 2013 or 2012.

Stock Appreciation Rights
The Incentive Plan permits the Compensation & Governance Committee to grant stock appreciation rights. A stock appreciation right permits the holder to receive the difference between the market value of a share of common stock subject to the stock appreciation right on the exercise date of the stock appreciation right and a "base" price set by the Compensation & Governance Committee. Stock appreciation rights are exercisable on dates determined by the Compensation & Governance Committee at the time of grant. The committee may award stock appreciation rights for any amount of consideration or no consideration, as the committee determines.

Return to Cross Reference Table

Stock appreciation rights are subject to terms and conditions determined by the Compensation & Governance Committee. A stock appreciation right may relate to a particular stock option and may be granted simultaneously with or subsequent to the stock option to which it relates. The Company granted Stock-Only Stock Appreciation Rights ("SOSARs") in 2013 and 2012.

Restricted Stock and Restricted Stock Units
The Incentive Plan permits the Compensation & Governance Committee to award restricted stock and restricted stock units, subject to the terms and conditions set by the committee that are consistent with the Incentive Plan. The Compensation & Governance Committee may award restricted stock or restricted stock units for any amount of consideration or no consideration, as the committee determines.

Restricted stock and restricted stock units granted to a participant "vest" (i.e., the restrictions on them lapse) in the manner and at the times that the Compensation & Governance Committee determines. The Company awarded restricted stock in 2013 and restricted stock units ("RSUs") during 2012 and 2013.

The period during which restricted stock and RSUs are unvested under the Plan is known as the "Restricted Period." The restrictions imposed on 100% of the restricted stock awarded are time-based, and lapse two years from the date of grant.

RSUs vest upon satisfaction of time based and performance based vesting requirements. Vesting for RSUs granted in 2013 is as follows:

• Time Based Vesting. The percentage of RSUs awarded that satisfy the performance based vesting requirement will generally vest and be settled three years from the date of the grant.

• Performance Based Vesting. The performance period for the RSUs granted in 2013 is the period beginning January 1, 2013 and ending December 31, 2013.

The percentage specified below of RSUs awarded will satisfy the performance based vesting requirements of the award if the Company's core earnings, as measured by pre-tax, pre-provision return on assets ("PTPP ROA"), earnings, as measured by ROA and asset quality, as measured by Classified Assets Coverage,1 as determined by the Company in a manner consistent with the information reported in its filings with the Securities and Exchange Commission, meet the standards set forth in the following schedule:

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

Return to Cross Reference Table

Performance Measure (Metric)	Weight	Performance Standard	% of RSU Award Performance Vested
Core Earnings (PTPP ROA)	1/3	1.35%	25%
		1.45%	50%
		1.55%	75%
		1.65%	100%
Earnings (ROA)	1/3	0.50%	25%
		0.55%	50%
		0.60%	75%
		0.65%	100%
Asset Quality (Classified Assets Coverage)	1/3	38.5%	25%
		35.0%	50%
		31.5%	75%
		28.0%	100%

RSUs will not vest upon performance below the minimum performance standards provided above. Vesting upon performance between the performance standards provided above will be interpolated based on the actual performance. For 2013, RSUs performance vested at 95.8% of target.

Stock Option Plans
Before December 31, 2009, we granted stock options under one of two stock option plans: the 1999 and 2005 stock option plans. The 1999 and 2005 stock option plans have expired and been replaced by the Stock Incentive Plan of 2010. Options granted under the plans and not exercised are still outstanding, and no new options may be granted under either plan.

Under the plans, options were granted at the then-current market price at the time the option was granted. The options have a three-year vesting period and, with certain exceptions, expire at the end of ten years from the date of grant, or three years after retirement. Options granted under our plans are non-qualified stock options as defined under the Internal Revenue Code.  Our Compensation & Governance Committee administers our stock option plans

401(k) Plan
Under our 401(k) plan, named executive officers and other participants may defer a portion of their compensation, and the Company's 401(k) plan provides for a match of up to 4% of salary, subject to IRS regulations. In addition to the match contributions, the plan includes a profit-sharing feature based on achievement of a net income target as established annually by the Board of Directors. Effective July 1, 2009, the Company discontinued its match and profit sharing contributions to the 401(k) plan as a cost-cutting measure. The Company reinstated match contributions beginning January 1, 2011, but did not make profit sharing contributions in 2012.  During 2013, the Company accrued 3.2% of eligible compensation in profit sharing contributions, which were deposited into the individual accounts within the 401(k) plan in 2014.

Return to Cross Reference Table

Severance Arrangements

Each named executive officer has an employment agreement with the Company. The employment agreements renew annually on April 1 for one-year terms, unless either party gives timely notice of non-renewal.

As part of our goal to attract and retain our executive officers, such employment agreements provide that if the Company terminates the employee's employment before a Change in Control (as defined in the agreement) other than for Cause (as defined in the agreement), the employee will receive severance pay consisting of six months of salary continuation and six months of COBRA payments, provided that the severance pay will end if the employee secures other employment. If the Company terminates the employee's employment other than for Cause within 12 months after a Change in Control, or if the employee resigns for Good Reason (as defined in the agreement) within 12 months after a Change in Control, the employee will receive severance pay consisting of a lump sum payment equal to two year's salary, and will also receive 24 months of healthcare contribution payments.

The employment agreements provide for a general release from the employee as a condition to eligibility for severance pay. The employment agreements also provide that to be eligible for severance pay the employee must comply with confidentiality requirements and 24-month non-solicitation and non-competition commitments included in the employment agreements.

Inter-Relationship of Elements of Compensation Packages

The various elements of the compensation package are not inter-related. There is no significant interplay of the various elements of total compensation between each other. While the Compensation & Governance Committee may recommend, and the Board has discretion to make exceptions to any compensation or bonus payouts under existing plans, the Compensation & Governance Committee has not recommended, and the Board has not approved, any exceptions to the plans with regard to any named executive officer.

Limitations on Executive Compensation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for taxable compensation in excess of $1,000,000 paid to their chief executive officer or certain other highly compensated officers. Qualifying performance-based compensation is not subject to the deduction limitation if certain requirements are met. We consider the impact of Section 162(m) when structuring the performance based portion of our executive compensation, but Section 162(m) is not a dispositive consideration. No compensation was non-deductible because of Section 162(m) in 2013, and we do not expect any compensation to be non-deductible because of Section 162(m) in 2014.

Pursuant to employment agreements entered into with each named executive officer, United may recover or "claw back" from named executive officers any bonus or incentive compensation based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. It is anticipated that actions to be taken under such circumstances would be determined by the Compensation & Governance Committee.

Return to Cross Reference Table

Stock Ownership Guidelines
We believe that stock ownership by our executive officers is the clearest, most direct way to align their interests with those of our shareholders and that, by holding an equity position in the Company, executive officers demonstrate their commitment to and belief in the long-term profitability of the Company. Accordingly, guidelines for stock ownership by executive officers were adopted in 2008. As of December 31, 2013, all of the named executive officers had stock ownership in compliance with the stock ownership guidelines. We currently have no policies regarding hedging the economic risk of any ownership of our common stock.

Compensation of Executive Officers

The following table sets forth information concerning the compensation earned by each person who served as Chief Executive Officer during 2013 and the two most highly compensated executive officers other than the Chief Executive Officer during 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Option Awards (2)	Stock Awards (3)	Non-Equity Incentive Comp (4)	All Other Compensation (5)	Total Compen-sation
Robert K. Chapman, President and Chief Executive Officer	2013	$283,461	$0	$58,570	$124,726	$22,700	$489,457
	2012	274,615	0	38,280	0	21,000	333,895
	2011	267,692	0	44,976	0	20,300	332,968
Randal J. Rabe, Executive Vice President & Chief Financial Officer	2013	$211,000	$0	$29,285	$74,244	$12,336	$326,865
	2012	205,846	0	19,140	0	12,259	237,245
	2011	199,231	0	22,488	0	11,694	233,413
Todd C. Clark, Executive Vice President	2013	$227,769	$0	$29,285	$81,715	$11,041	$349,810
	2012	205,846	0	19,140	0	10,659	235,645
	2011	200,385	0	22,488	0	10,201	233,074

(1)	Salary amounts include amounts deferred under the Company's 401(k) plan.

(2)
Amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Amounts include awards of stock options. Further information regarding grant valuation is contained in Note 15 of the Notes to Consolidated Financial Statements.

(3)
Amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Amounts include awards of restricted stock, RSUs and SOSARs. Further information regarding grant valuation is contained in Note 15 of the Notes to Consolidated Financial Statements.

(4)
"Non-Equity Incentive Compensation" includes amounts earned under the Management Committee Incentive Compensation Plan and as a profit-sharing contribution under the Company's 401(k) plan. Detail is shown in the table below.

(5)
"All Other Compensation" includes matching contributions made by us under our 401(k) plan and life insurance premiums paid by the Company for the benefit of the named executive officers. Detail is shown in the table below.

Return to Cross Reference Table
Name	Year	Management Committee Incentive Pay	401(k) Profit Sharing	Total Non-Equity Incentive Pay	401(k) Match Contributions (a)	Life Insurance Premiums	Total Other Compensation
Chapman	2013	$116,566	$8,160	$124,726	$10,200	$12,500	$22,700
2012		0	0	0	10,000	11,000	21,000
2011		0	0	0	9,800	10,500	20,300
Rabe	2013	$67,492	$6,752	$74,244	$8,311	$4,025	$12,336
2012		0	0	0	8,234	4,025	12,259
2011		0	0	0	7,969	3,725	11,694
Clark	2013	$74,426	$7,289	$81,715	$8,591	$2,450	$11,041
2012		0	0	0	8,209	2,450	10,659
2011		0	0	0	7,801	2,400	10,201

(a) The match, which was discontinued July 1, 2009, was reinstated January 1, 2011 at a maximum of 4%.

Outstanding Equity Awards at Fiscal Year End 2013

The following table provides information as of December 31, 2013 regarding the Company's outstanding equity awards under the Company's equity compensation plans. As of December 31, 2013, the exercise price of all of the stock options shown below was higher than the Company's stock price, and accordingly, the options could not be exercised profitably at that time. All shares issuable under the Senior Management Bonus Deferral Stock Plan are fully vested, and are not included in the table below.

	Option and SOSAR Awards					Stock Awards
		# of Shares Underlying Unexercised Grants at Year-End (2)		Option	Option	Number of Shares or Units of Stock	Market Value of Shares or Units of Stock
Name	Grant Date (1)	Exercisable	Unexercisable	Exercise Price (2)	Expiration Date (3)	That Have Not Vested [4,5]	That Have Not Vested [4,5]
Robert K. Chapman
Stock Option Grants	01/09/04	5,788	- -	27.21	01/09/14
	01/03/05	5,512	- -	30.39	01/03/15
	01/03/06	5,880	- -	29.52	01/03/16
	01/02/07	6,000	- -	22.50	01/02/17
	02/15/08	7,200	- -	19.75	02/15/18
	03/04/09	12,500	- -	7.24	03/04/19
SOSAR Grants	03/02/11	10,560	5,440	3.35	03/02/21
	03/02/12	5,333	10,667	3.30	03/02/22
	03/06/13	- -	6,000	5.05	03/06/23
RSU Grants	03/02/11					3,612	$ 26,115
	03/02/12					5,850	42,296
	03/06/13					9,580	69,263

Return to Cross Reference Table

	Option and SOSAR Awards					Stock Awards
		# of Shares Underlying Unexercised Grants at Year-End (2)		Option	Option	Number of Shares or Units of Stock	Market Value of Shares or Units of Stock
Name	Grant Date (1)	Exercisable	Unexercisable	Exercise Price (2)	Expiration Date (3)	That Have Not Vested [4,5]	That Have Not Vested [4,5]
Randal J. Rabe
Stock Option Grants	01/09/04	4,630	- -	27.21	01/09/14
	01/03/05	4,410	- -	30.39	01/03/15
	01/03/06	3,990	- -	29.52	01/03/16
	01/02/07	3,800	- -	22.50	01/02/17
	02/15/08	4,000	- -	19.75	02/15/18
	03/04/09	7,000	- -	7.24	03/04/19
SOSAR Grants	03/02/11	5,280	2,720	3.35	03/02/21
	03/02/12	2,666	5,334	3.30	03/02/22
	03/06/13	- -	3,000	5.05	03/06/23
RSU Grants	03/02/11					1,806	$13,057
	03/02/12					2,925	21,148
	03/06/13					4,790	34,632
Todd C. Clark
Stock Option Grants	01/09/04	2,017	- -	27.21	01/09/14
	01/03/05	3,528	- -	30.39	01/03/15
	01/03/06	4,200	- -	29.52	01/03/16
	01/02/07	4,600	- -	22.50	01/02/17
	02/15/08	5,000	- -	19.75	02/15/18
	03/04/09	7,000	- -	7.24	03/04/19
SOSAR Grants	03/02/11	5,280	2,720	3.35	03/02/21
	03/02/12	2,666	5,334	3.30	03/02/22
03/06/13		- -	3,000	5.05	03/06/23
RSU Grants	03/02/11					1,806	$13,057
	03/02/12					2,925	21,148
	03/06/13					4,790	34,632

(1)
Option grants are fully vested at the end of the first three years following the grant date; 33% per year at the end of each of the first two years and 34% at the end of the third year. The right to exercise SOSARs vests 1/3 on each of the first three anniversaries of the date of the award.

(2)	The number of shares granted and the exercise price for each stock option grant is adjusted in accordance with the Company's stock option plans to reflect stock dividends paid.
(3)	Dates shown for Stock Option and SOSAR awards are the award expiration dates.
(4)	Shares of restricted stock and RSUs are subject to risks of forfeiture as follows:
-
RSUs: For 2013, RSUs performance vested at 95.8% of target. The performance vested RSUs are subject to time-based vesting requirements and will generally vest and be settled three years from  the date of grant.

(5)	The market value of the RSUs that have not vested is based on the closing price of the Company's common stock on December 31, 2013.

The Company has not adjusted or amended the exercise price of options previously awarded to any executive officer.

Return to Cross Reference Table

Retirement, Termination or Change of Control Payments

The Company has entered into employment agreements with each of the named executive officers. Additional information about retirement, termination or change in control payments under the employment agreements may be found above under the heading "Severance Arrangements" and is here incorporated by reference.

Under the terms of the Company's 2005 stock option plan, upon the earlier of the occurrence of an Applicable Event (as defined in the plan), and the death or total disability of a participant, all options granted to the participant shall be fully exercisable in accordance with terms of the plan.

At December 31, 2013, the exercise price of nearly all of the options granted to our named executive officers was higher than the Company's stock price, and therefore, the options could not have been exercised profitably.

Under the terms of the Incentive Plan, if an Incentive Plan participant retires, dies, or becomes disabled while an employee of the Company or one of its subsidiaries, SOSAR grants under the Incentive Plan shall become fully vested and exercisable for one year following participant's death or disability and for three years following participant's retirement; however, in no event will the participant's retirement, death, or disability extend the last date to exercise the SOSARs. Notwithstanding any provisions of the Incentive Plan, all of the SOSAR grants under the Incentive Plan shall be immediately exercisable in the event of any change in control (as defined in the Incentive Plan) and may be exercised for the remaining term of the award.

If the participant's employment or officer status with United or any of its subsidiaries is terminated during any restricted period as defined by the Incentive Plan, all restricted stock still subject to restrictions at the date of such termination shall either vest or automatically be forfeited and returned to United as provided in the plan. Notwithstanding any provisions of the Incentive Plan, 100% of the restricted stock shall fully vest upon the following events resulting in termination of employment or officer status: (a) death; (b) disability; (c) change in control; or (d) retirement.

Notwithstanding any provisions of the Incentive Plan, a portion of restricted stock units shall satisfy the time based vesting requirement upon the following events resulting in termination of employment or officer status: (a) death; (b) disability; or (c) retirement (collectively any of (a), (b) or (c) are an "Acceleration Event"). Upon the occurrence of an Acceleration Event, the percentage of restricted stock units that shall satisfy the time based vesting requirement shall be determined by dividing the number of full calendar months between the date of this Agreement and the date of the Acceleration Event by thirty six (36) and in no event may the percentage accelerated exceed 100%.

Notwithstanding the preceding two sentences, the restricted stock units that satisfy the time based vesting requirements due to an Acceleration Event remain subject to the performance based vesting requirements. Notwithstanding any provisions of the Incentive Plan or this Agreement, 100% of the restricted stock units outstanding shall fully vest, including both time based vesting and performance based vesting, upon a change in control.

Return to Cross Reference Table

Named executive officers may participate in the Company's 401(k) plan, which will provide payment following retirement dependent on contributions by the officer and the Company during their term as an employee. Terms of the plan are disclosed above under the heading "401(k) Plan." Named executive officers are not eligible for other Company benefits following retirement.

Compensation of Directors

All of the Company's Directors are Directors of United Bank & Trust. The table below details the fees paid to Directors for 2013:

Director Fees for 2013	UBI	UBT
Annual retainer
Non-officer directors	$1,000	$4,000
Audit Committee Chair	5,000	-
Other Committee Chairs	2,500	2,500
Meeting attendance fee
Board meeting	500	500
Board Committee	350	350

The Chairman of the Board of the Company received an annual fee of $45,000 in 2013 for his services, and receives no other compensation for services as a Director. We have established community boards for each of our Lenawee and Washtenaw markets. Certain of our Directors also serve as a member of one of those community boards. For this service as a member of a community board, Directors receive an annual retainer of $1,000 and meeting fees of $500 per community board meeting and $350 per community board committee meeting as of December 31, 2013.

Directors that are not otherwise employees do not participate in our employee benefit programs, and receive no other direct or indirect compensation.

Under the 1996 Director Retainer Stock Plan, a Director may elect to defer all or a portion of the payments received for serving as a Director, except for fees for serving on or as chairman of a committee. A Director who elects to defer payment will instead be awarded units equal to the cash payment that was earned divided by the market price of our common stock on such date. The common stock earned will be issued to the Director on the date on which such Director no longer is serving as a Director. An election to defer made no later than 30 days after a Director is eligible is generally given effect commencing as of the next calendar quarter after the election. An election to defer made after 30 days from the date that a Director was eligible is generally given effect commencing as of the next calendar year. The plan is administered by the Company's Chief Executive Officer. Up to 400,000 shares may be issued pursuant to the plan.

No Director who is also an employee of either the Company or the Bank receives any compensation for his or her services as a Director. Accordingly, Mr. Chapman's compensation is not set forth below, but is disclosed above in the Summary Compensation Table.

Return to Cross Reference Table

Below is a summary of compensation paid to Directors of UBI for 2013:

Director	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards	Non-Equity Incentive Compensation	All Other	Total Director Compensation	Stock Awards Outstanding (2)
Karen F. Andrews	$19,550	$-	$-	$-	$-	$19,550	445.3
Stephanie H. Boyse	18,850	-	-	-	-	18,850	19,983.8
James D. Buhr	41,550	-	-	-	-	41,550	15,798.0
Kenneth W. Crawford	31,600	-	-	-	-	31,600	9,204.0
John H. Foss	26,550	-	-	-	-	26,550	10,498.3
Norman G. Herbert	34,200	-	-	-	-	34,200	-
James C. Lawson	45,000	-	-	-	-	45,000	22,359.2
Len M. Middleton	23,250	-	-	-	-	23,250	11,740.2

(1)
Amounts include fees earned as a Director of the Company, the Bank and where applicable, as a member of a community board. All Directors except for Andrews, Crawford and Foss serve as a member of a community board. Amounts deferred are included in this column, and were as follows for 2013: Andrews, $1,550; Boyse, $15,500; Buhr, $21,000; Crawford, $15,500; and Lawson, $9,000.

(2)
Aggregate number of shares of stock awards outstanding December 31, 2013, representing payments deferred under the Director Retainer Stock Plan, along with accumulated cash dividends earned on deferred amounts.

ITEM 12                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The information under Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – regarding equity compensation plans is here incorporated by reference.

Security Ownership of Certain Beneficial Owners

To the extent known by the Company, as of December 31, 2013, no shareholders except those listed in the following table owned beneficially more than five percent (5%) of the voting securities of the Company. The following table discloses the name and address of such beneficial owner, the total number of shares beneficially owned, and the percentage of ownership in relation to the total Common Stock of the Company outstanding.  The Company is not responsible for the accuracy of this information.

Return to Cross Reference Table

Name of Beneficial Owner	Sole Voting Power	Sole Dispositive Power	Shared Voting and Dispositive Power	Total Beneficial Ownership	Percent of Class
Wellington Management Company LLP (1)	-	-	1,256,491	1,256,491	9.88%
280 Congress Street
Boston, MA 02210
Basswood Capital Management, LLC (2)	-	-	1,065,340	1,065,340	8.38%
645 Madison Avenue, 10th Floor
New York, NY 10022
Manulife Asset Management (US) LLC (3)	892,859	-	-	892,859	7.02%
101 Huntington Avenue
Boston, MA 02199
The Banc Funds LLC (4)	644,908	-	-	644,908	5.07%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606

(1)
Based on a Schedule 13G filed February 14, 2012 by Wellington Management Company, LLP, which is the most recent filing available to us. Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 1,256,491 shares of common stock, which are held of record by clients of Wellington Management.

(2)	Based on a Schedule 13G filed February 12, 2014 by Basswood Capital Management, LLC, Matthew Lindenbaum, and Bennett Lindenbaum.
(3)
Based on a Schedule 13G filed February 14, 2012 by MAM (US) and Manulife Financial Coproration, which is the most recent filing available to us. Manulife Asset Management (US) LLC ("MAM (US)") has beneficial ownership of 892,859 shares of common stock. Through its parent-subsidiary relationship to MAM (US), Manulife Financial Corporation may be deemed to have beneficial ownership of these same shares.

(4)	Based on a Schedule 13G filed February 14, 2014 by The Banc Funds LLC.

Security Ownership of Management

The table below discloses the number and percentage of shares of Company Common Stock beneficially owned by each of our Directors, each named executive officer in the Summary Compensation table above, and all Directors and named executive officers of the Company as a group.

The information is based on the total number of shares of Company Common Stock outstanding and entitled to vote as of December 31, 2013 plus shares of Common Stock that could be acquired within 60 days after December 31, 2013 pursuant to the exercise or vesting of stock options and stock awards. The information is based on information furnished to the Company by the listed persons and the Company is not responsible for its accuracy.

Return to Cross Reference Table

The numbers of shares shown below includes shares owned directly or indirectly, through any contract, arrangement, understanding, relationship, or which the listed persons otherwise have voting power, shared voting power, sole investment power or shared investment power.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Shared	Sole	Vested Options and Stock Awards (1)	Total Beneficial Ownership	Percent of Class (2)
Directors and Director Nominees of the Company
Karen F. Andrews	-	-	445	445	*
Stephanie H. Boyse	-	13,270	22,188	35,458	*
James D. Buhr	15,000	59,472	18,003	92,475	*
Robert K. Chapman	3,070	64,601	58,773	126,444	*
Kenneth W. Crawford	-	-	9,204	9,204	*
John H. Foss	-	25,306	12,703	38,009	*
Norman G. Herbert	4,000	-	2,000	6,000	*
James C. Lawson	47,742	99,362	24,564	171,668	1.33%
Len M. Middleton	-	4,000	12,740	16,740	*
Executive Officers who are not Directors of the Company
Todd C. Clark	9,026	18,230	34,290	61,546	*
Randal J. Rabe	2,464	35,670	35,776	73,910	*
All Directors and Executive Officers as a Group (11 Persons)				631,899	4.88%

(1) Includes stock options, SOSAR grants and Directors deferred fees. Excludes unvested RSUs as follows: Chapman, 19,042; Clark, 9,521; Rabe, 9,521.
(2) The symbol "*" shown in this column indicates ownership of less than 1% of the current outstanding Common Stock of the Company, which is the Company's only class of voting securities.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Directors and executive officers of the Company, and their related interests, were clients of and had transactions (including loans and commitments to lend) with the Bank in the ordinary course of business during 2013.  All such loans and commitments were made by the Bank in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loan relationships presently in effect are in default as of the date of this report.

Under the charter of the Audit Committee, the Audit Committee is to review and approve all related party transactions for potential conflicts of interest to the extent such transactions are ongoing business relationships with United Bancorp, Inc. and its subsidiaries. Related party transactions are those involving United Bancorp, Inc. and its subsidiaries, which are required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Return to Cross Reference Table

With the exception of Mr. Chapman, each Director, and each person who served as a Director at any time during the last fiscal year, is or was independent as that term is defined under NASDAQ Listing Rules for service on the Board of Directors and each committee on which the Director serves. While the Company is not subject to these standards, it has chosen to comply with them voluntarily.

The Board of Directors reviews transactions with companies owned or managed by Directors, for the purpose of determining whether those transactions impact the independence of Directors. The Company conducted transactions in the normal course of business with companies affiliated with a single director during 2013 and 2012. The Board determined that these transactions did not impact the independence of that Director.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company has appointed BKD, LLP as its independent public accountants to audit the Company's consolidated financial statements for the year ending December 31, 2014. BKD, LLP has been appointed as the Company's independent public accountants to audit the Company's consolidated financial statements since the year ended December 31, 2002.

The following table details the fees billed by BKD, LLP for work performed for the fiscal years ended December 31, 2013 and 2012, by category of fee:

	2013	2012
Audit Fees	$165,463	$200,000
Audit Related Fees	- -	- -
Tax Fees	11,475	19,100
All Other Fees	- -	- -
Total	$176,938	$219,100

Audit fees consist of fees for the audit of the Company's financial statements, or for services that are usually provided by an auditor in connection with statutory and regulatory filings and engagements. Tax fees consist of fees billed for tax preparation, tax compliance, tax advice and tax planning.

The Company's Audit Committee has concluded that the provision of services covered under the captions "Audit Related Fees" and "Tax Fees" with respect to BKD, LLP is compatible with BKD, LLP maintaining its independence. In compliance with its Audit Committee charter, which requires all audit and permitted non-audit services to be pre-approved by the Audit Committee, all audit and non-audit services as disclosed above were pre-approved by the Audit Committee. None of the hours expended on BKD, LLP's appointment to audit the consolidated financial statements for the year ended December 31, 2013 were attributed to work performed by persons other than BKD, LLP's full-time, permanent employees.

Return to Cross Reference Table

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
Consolidated Financial Statements

Nature of Business

United Bancorp, Inc. (the "Company" or "United") is a Michigan bank holding company headquartered in Ann Arbor, Michigan. The Company, through its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), offers a full range of financial services through a system of 18 banking offices located in Lenawee, Livingston, Monroe and Washtenaw Counties.  The Bank's structured finance group conducts business under the name United Structured Finance Company ("USFC"). While the Company's chief decision makers monitor the revenue streams of the Company's various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's financial services operations are considered by management to be aggregated in one reportable operating segment – commercial banking.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations of the Company and the Bank.

Background

We are a Michigan corporation headquartered in Ann Arbor, Michigan and serve as the holding company for United Bank & Trust (the "Bank"), a Michigan-chartered bank organized over 120 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At December 31, 2013, we had total assets of approximately $899.0 million, deposits of approximately $790.5 million, and total shareholders' equity of approximately $82.2 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. Subject to our overall business strategy, each line of business is encouraged to be entrepreneurial in how it develops and implements its business. We believe that these four lines of business provide us with a diverse and strong core revenue stream that is unmatched by our community bank competitors and positions us well for future revenue growth and profitability. During the twelve month period ended December 31, 2013, our non-interest income equaled 40.4% of our combined net interest income and noninterest income.  For each of the last five years ended December 31, 2013, non-interest income approximated 37.5% of our combined net interest income and noninterest income. This diverse revenue stream has enabled us to recognize a pre-tax, pre-provision return on average assets of 1.60% for the twelve month period ended December 31, 2013. Our average pre-tax, pre-provision return on average assets over the last five years ended December 31, 2013 was approximately 1.61%. The presentation of pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and pre-tax, pre-provision return on average assets, please see "Pre-tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

Our Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. The Bank offers a full complement of online services, including internet banking and bill payment. In 2011, the Bank opened its first loan production office in neighboring Livingston County, Michigan. In 2012, that office was converted to a full-service banking office, and the Bank opened a new loan production office in the city of Monroe, Michigan. In 2013, the Monroe office was converted to a full-service banking office.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we have consistently been one of the most active originators of mortgage loans in our market area.

United's mortgage group was the leading residential mortgage lender in Washtenaw County, and had the second-highest volume in Lenawee County for 2012.1 Information for 2013 is not yet available.

Our Wealth Management Group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management Group generated 27.6% of our noninterest income for the twelve months ended December 31, 2013.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2013 and 2012, USFC was the leading SBA lender in Lenawee, Washtenaw and Livingston Counties combined. For the twelve months ended September 30, 2013, USFC was the third largest SBA 7A lender in Michigan, based on loan volume.2

Recent Developments

Pending Merger

On January 7, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Old National Bancorp ("Old National"), an Indiana corporation, pursuant to which the Company will merge with and into Old National, whereupon the separate corporate existence of the Company will cease and Old National will survive (the "Merger"). In connection with the Merger, the Bank will be merged with and into Old National Bank, a national banking association and wholly owned subsidiary of Old National, with Old National Bank as the surviving bank. Under the terms of the Merger Agreement, shareholders of United will receive .70 shares of Old National common stock and $2.66 in cash for each share of United common stock.

The Merger is expected to close late in the second quarter of 2014.  The transaction remains subject to approval by United's shareholders and approval by federal and state regulatory authorities, as well as the satisfaction of other customary closing conditions provided in the Merger Agreement.

The Merger Agreement was previously filed with the Securities Exchange Commission on January 8, 2014 in the Company's Current Report on Form 8-K, Exhibit 2.1, and is here incorporated by reference.

1 SNL.com, Mortgage Origination Market Share by County for the State of Michigan for 2012
2 U.S. Small Business Administration, Detroit, Michigan office

Preferred Stock Redemption

The Company issued 20,600 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share ("Preferred Shares") to U.S. Treasury on January 16, 2009 as part of Treasury's Capital Purchase Program. On June 19, 2012, Treasury sold all 20,600 Preferred Shares to private investors.

During 2013, the Company redeemed all 20,600 Preferred Shares with 10,300 shares redeemed on September 30, 2013 and 10,300 shares redeemed on December 27, 2013. Following completion of the redemption, no shares of Preferred Stock remained outstanding.

The redemption price for the shares of Preferred Shares was the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends up to but excluding the dates of redemption.  The total cost of the redemption of the Preferred Shares was approximately $20.7 million, which was funded with a combination of excess cash at the holding company, the dividend to the holding company of retained earnings at the Bank, and the borrowing of $10.0 million under the Company's revolving line of credit.

Following completion of the redemption of Preferred Shares, the capital ratios of the Company and the Bank continue to exceed regulatory standards to be categorized as well-capitalized.

Line of Credit

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of December 31, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of December 31, 2013, the Company had an outstanding principal balance of $10.0 million on the line of credit.

The Loan Agreement contains customary affirmative and negative covenants and events of default.  Affirmative covenants include the maintenance of certain minimum capital ratios, a maximum net charge off to average loan ratio, a maximum non-performing loan to total assets ratio, a minimum return on average assets, a minimum return on average equity and a limit on the amount of dividends that the Company may pay to shareholders of common stock.

If return on average assets falls below a certain specified level, then the Company's quarterly dividend payment to common shareholders could not be increased and the payout ratio could not exceed 40%.  Negative covenants include restrictions on additional indebtedness, and a covenant not to merge, acquire or consolidate with another entity without Chemical Bank's consent.  Events of default include payment defaults, false representations, insolvency and certain other events. As security for its obligations under the Loan Agreement, the Company pledged to Chemical Bank all of the outstanding common stock of the Bank.

Under the Merger Agreement, the Company must terminate and repay all amounts outstanding under the Loan Agreement immediately before the effective time of the Merger.  Old National must, to the extent reasonably required, provide sufficient funds to the Company to enable repayment of such amounts.

Board Resolution

The Board of Directors of the Bank, in connection with the November 2012 termination of the Memorandum of Understanding with the FDIC, adopted a resolution that the Bank maintain a Tier 1 leverage ratio at a level equal to or exceeding 8.5% and that the Bank not declare or pay any dividend to the Company unless the Board of Directors first determines that the Bank has produced stable earnings.  As a result of the Bank's financial performance during 2013, and after consideration of the results of the 2013 regulatory examination, the Bank's Board of Directors rescinded this resolution on December 20, 2013.

Executive Summary

The Company's consolidated net income was $8.8 million for the twelve months ended December 31, 2013, improving from $4.5 million in 2012. Reduced levels of loan loss provision contributed to the higher earnings levels achieved in 2013. The Company's return on average assets ("ROA") for the twelve month period ended December 31, 2013 was 0.97%, up from 0.50% for the same period of 2012. Return on average shareholders' equity ("ROE") of 9.14% for the twelve months ended December 31, 2013 was up from 4.69% for 2012.

Net interest income for 2013 was 4.6% above 2012 levels. Net interest margin improved in each quarter of 2013 as a result of a shifting asset mix and reduced liquid assets, combined with a continued reduction on cost of funds.

Noninterest income decreased by $146,000 or 0.7%, in 2013 as compared to 2012, following an increase of 24.9% in 2012 compared to 2011. The decrease is primarily due to a decline in mortgage refinance activity during 2013.

Total noninterest expenses were up 3.1% in 2013 compared to 2012, following an increase of 7.5% in 2012 compared to 2011.  The largest dollar increases for the full year 2013 were in compensation expense, while a number of categories of noninterest expense declined. Increases in compensation expense reflected, in part, moderate salary increases that were implemented effective April 1, 2013. The largest component of the compensation expense increase in 2013 was the accrual for profit sharing and incentive compensation expense, reflecting the Company's improved earnings for the year. Prior to 2013, the Company did not pay or accrue any profit sharing, nor did it pay or accrue any cash bonus or other payout to executive officers under our bonus plans since 2008.

The Company's provision for loan losses of $1.9 million for the twelve months ended December 31, 2013 was down 77.2% from $8.4 million for the same period of 2012. This significantly reduced level of provision for loan losses was a result of continued significant improvement in the Company's credit quality metrics.

Total consolidated assets of the Company were $899.0 million at December 31, 2013, down 1.0% from $907.7 million at December 31, 2012. The Company's total portfolio loans have increased by $59.6 million, or 10.2%, since December 2012, reflecting United's entry into adjacent markets, combined with a moderate strengthening of the local economy.

The Company's balances in federal funds sold and cash equivalents were $12.5 million at December 31, 2013, compared to $56.8 million at December 31, 2012. Securities available for sale of $191.2 million at December 31, 2013 were down $15.0 million or 7.3% from December 31, 2012. The net change in federal funds sold and cash equivalents and securities available for sale was $59.3 million at December 31, 2013 compared to December 31, 2012.

Total deposits of $790.5 million at December 31, 2013 were up $5.9 million from $784.6 million at December 31, 2012. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public clients. Public clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.40% for 2013, down from 0.61% for 2012.

The Company's ongoing proactive efforts to resolve nonperforming loans have contributed to the Company's continued improvement in credit quality trends in 2013.  Within the Company's loan portfolio, $8.1 million of loans were considered nonperforming at December 31, 2013, compared to $16.8 million at December 31, 2012. Total nonperforming loans as a percent of total portfolio loans improved from 2.86% at the end of 2012 to 1.25% at December 31, 2013. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more and exclude accruing restructured loans. Balances of accruing restructured loans at December 31, 2013 and 2012 were $11.0 million and $15.8 million, respectively.

The Company's ratio of allowance for loan losses to total loans at December 31, 2013 was 3.16%, and covered 252.6% of nonperforming loans, compared to 3.84%, and 134.6%, respectively, at December 31, 2012. The Company's allowance for loan losses decreased by $2.1 million, or 9.3%, from December 31, 2012 to December 31, 2013. Net charge-offs of $4.0 million for 2013 were down 38.0% from $6.4 million for 2012.

Financial Condition

Investment Securities

Balances in the Company's securities portfolio decreased in 2013 compared to 2012 in order to help fund the company's loan growth. The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company.

The table below reflects the carrying value of various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of the end of 2013 and 2012.

	December 31, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$23,498	12.3%	$27,316	13.3%
Mortgage-backed agency securities	146,142	76.5%	160,499	77.9%
Obligations of states and political subdivisions	21,490	11.2%	18,286	8.9%
Equity securities	28	0.0%	28	0.0%
Total Investment Securities	$191,158	100.0%	$206,129	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be "high risk." The municipal portfolio contains a small level of geographic risk, as approximately 1.6% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 2.1% in Washtenaw County, Michigan, and 1.6% in Monroe County, Michigan. The Bank's investment in local municipal issues reflects our commitment to the development of the local area through support of its local political subdivisions. The Company owns no obligations issued by the City of Detroit. The Company has no investments in securities of issuers outside of the United States.

Management believes that the unrealized gains and losses within the investment portfolio are temporary, since they are a result of market changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale. The following chart summarizes net unrealized gains (losses) in each category of the portfolio at the end of 2013 and 2012.

In thousands of dollars	2013	2012	Change
U.S. Treasury and agency securities	$(975)	$116	$(1,091)
Mortgage-backed agency securities	(440)	1,670	(2,110)
Obligations of states and political subdivisions	50	735	(685)
Equity securities	2	2	-
Total net unrealized gains (losses)	$(1,363)	$2,523	$(3,886)

FHLB Stock

The Bank is a member of the Federal Home Loan Bank of Indianapolis ("FHLBI") and holds a $2.7 million investment in stock of the FHLBI. The investment is carried at par value, as there is not an active market for FHLBI stock. The FHLBI reported a profit of $137.9 million for the first nine months of 2013, and continues to pay dividends on its stock.3 The Company regularly reviews the credit quality of FHLBI stock for impairment, and determined that no impairment of FHLBI stock was necessary as of December 31, 2013.

Portfolio Loans

Total portfolio loan balances at December 31, 2013 increased by $59.6 million, or 10.2%, from December 31, 2012. The largest dollar increase in 2013 was in commercial real estate ("CRE") loans, including owner-occupied CRE, which increased $36.9 million.  While the Company has continued to be an active lender in its markets, the loan growth has been aided by United's entry into adjacent markets, principally the Livingston County market.

The Bank's loan portfolio includes $2.1 million of purchased participations in business loans originated by other institutions. These participations represent 0.33% of total portfolio loans, and these loans are primarily the result of participations purchased from other banks headquartered in Michigan.

3 Federal Home Loan Bank of Indianapolis, Form 10-Q Quarterly Report for the period ended September 30, 2013.

The Bank generally sells its production of fixed-rate mortgages on the secondary market, and retains high credit quality mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate mortgages in its portfolio. As a result, the mix of mortgage production for any given year will have an impact on the amount of mortgages held in the portfolio of the Bank. Improved economic conditions and stronger demand for larger non-conforming residential real estate mortgages in 2013 contributed to an increase in balances of $12.7 million, or 10.4%, in 2013 compared to 2012.

Outstanding balances of loans for construction and development have decreased by $2.5 million since December 31, 2012.  The change in balances reflects an increase in the amount of individual construction loan volume, combined with a shift of some construction loans to permanent financing, and the payoff or charge-off of a number of construction and development loans.  Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

The following table shows the balances of each of the various categories of loans of the Company, along with the percentage of the total portfolio, as of the end of 2013 and 2012.

	December 31, 2013		December 31, 2012
In thousands of dollars	Balance	% of Total	Balance	% of Total
Commercial construction & land development	$20,756	3.2%	$28,511	4.9%
Owner-occupied commercial real estate loans	105,237	16.3%	97,755	16.7%
Other commercial real estate loans	142,805	22.1%	113,370	19.3%
Commercial & industrial loans	104,508	16.2%	104,332	17.8%
Residential mortgages	134,048	20.7%	121,393	20.6%
Consumer construction	17,369	2.7%	12,123	2.1%
Home equity loans	80,870	12.5%	72,983	12.4%
Other consumer loans	39,861	6.2%	33,969	5.8%
Deferred loan fees and costs, overdrafts, in-process accounts	820	0.1%	2,242	0.4%
Total portfolio loans	$646,274	100.0%	$586,678	100.0%

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category at December 31, 2013 and 2012.

	December 31,		Change
Nonperforming Assets, in thousands of dollars	2013	2012	$	%
Nonaccrual loans	$7,927	$16,714	$(8,787)	-52.6%
Accruing loans past due ninety days or more	169	37	132	356.8%
Total nonperforming loans	8,096	16,751	(8,655)	-51.7%
Percent of nonperforming loans to total loans	1.25%	2.86%	-1.61%
Allowance coverage of nonperforming loans	252.6%	134.6%	118.0%

Other repossessed assets	1,850	3,412	(1,562)	-45.8%
Total nonperforming assets	$9,946	$20,163	$(10,217)	-50.7%
Percent of nonperforming assets to total assets	1.11%	2.22%	-1.11%

Loans delinquent 30-89 days	$846	$3,007	$(2,161)	-71.9%

Accruing restructured loans
Commercial
Commercial CLD	$1,586	$4,738	$(3,152)	-66.5%
Owner-Occupied CRE	704	1,361	(657)	-48.3%
Other CRE	3,707	5,429	(1,722)	-31.7%
Commercial & Industrial	774	853	(79)	-9.3%
Total commercial	6,771	12,381	(5,610)	-45.3%
Consumer
Residential mortgage	4,023	3,267	756	23.1%
Home Equity	170	171	(1)	-0.6%
Total consumer	4,193	3,438	755	22.0%
Total accruing restructured loans	$10,964	$15,819	$(4,855)	-30.7%

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonaccrual loans have decreased by $8.8 million, or 52.6%, since the end of 2012. The change in nonaccrual loans principally reflects the payoff or charge-off of some nonperforming loans, net of the migration of some loans to nonaccrual status.

Total nonperforming loans as a percent of total portfolio loans were 1.25% at December 31, 2013, down from 2.86% at December 31, 2012, while the allowance coverage of nonperforming loans increased from 134.6% at December 31, 2012 to 252.6% at December 31, 2013. Loan workout and collection efforts continue with all delinquent and nonaccrual loan clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned decreased by 46% since the end of 2012, as the Bank continued to sell assets while others have been added to its totals. At December 31, 2013, other real estate owned included seven properties that were acquired through foreclosure or in lieu of foreclosure. The properties included six commercial properties, and one residential property. All properties are for sale. There were no other repossessed assets at the end of 2013.

The following table reflects the changes in other assets owned during 2013.

In thousands of dollars	Other Real Estate	Other Assets	Total
Balance at January 1	$3,409	$3	$3,412
Additions	466	95	561
Sold	(1,851)	(98)	(1,949)
Write-downs of book value	(174)	-	(174)
Balance at December 31	$1,850	$-	$1,850

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

It is the Bank's policy to have any restructured loans that are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $4.2 million at December 31, 2013 and $10.8 million at December 31, 2012. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $11.0 million at December 31, 2013 and $15.8 million at December 31, 2012.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets these criteria. As of December 31, 2013, there were two commercial loans totaling $396,000 that were proceeding through this six-month performance period and whose rate is not below current market rates.

Accruing restructured loans at December 31, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due.  The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The table below provides a breakdown of accruing restructured loans by type at December 31, 2013. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the fourth quarter of 2013.

	December 31, 2013		Fourth Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Average Yield	Portfolio Yield
CLD Loans	4	$1,586
Other Commercial Loans	13	5,185
Total Commercial Loans	17	6,771	4.96%	5.04%

Residential Mortgage & Home Equity Loans	20	4,193	3.56%	4.70%
Total accruing restructured loans	37	$10,964

The Company performed its quarterly evaluation of the specific reserves on all of its loans previously identified as TDRs at December 31, 2013. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

The following table compares the recorded investment in accruing TDR loans and their specific reserve amount, as of December 31, 2013 and December 31, 2012.

In thousands of dollars	12/31/13	12/31/12	Change
Balance of TDR Loans	$10,964	$15,819	$(4,855)
Specific reserve on above loans	2,968	4,467	(1,499)
Percent	27.1%	28.2%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $19.7 million of impaired loans have been identified as of December 31, 2013, down from $34.3 million at December 31, 2012. The specific allowance for impaired loans was $4.6 million at December 31, 2013, down from $8.3 million at December 31, 2012. The ultimate amount of the impairment and the potential losses to the Company may be substantially higher or lower than estimated, depending on the realizable value of the collateral. The level of provision for loan losses made in connection with impaired loans reflects the amount management believes to be necessary to maintain the allowance for loan losses at an adequate level, based upon the Bank's current analysis of losses inherent in its loan portfolios.

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

Allowance for Loan Losses. The Company's allowance for loan losses decreased $2.1 million at December 31, 2013 as compared to December 31, 2012. The allowance for loan losses as a percent of total loans of 3.16% at December 31, 2013 was down from 3.84% at December 31, 2012. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of December 31, 2013 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

				% of
	Unpaid			Unpaid
	Principal		Cumulative	Principal
Dollars in thousands	Balance	ALLL	Allowance	Balance
Accruing TDRs	$10,964	$2,968	$2,968	27.1%

Other Impaired Loans	8,769	1,645	1,645
Cumulative Charge-offs	4,909	-	4,909
Total	13,678	1,645	6,554	47.9%

Non-impaired loans	$626,541	$15,834	$15,834	2.5%

Further information concerning credit quality is contained in Note 5 of the Company's Notes to Consolidated Financial Statements, which information is incorporated here by reference.

Deposits

United internally funds its operations through a large stable base of core deposits that provides cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. Public clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At December 31, 2013 and 2012, core deposits accounted for 99.6% and 99.3%, respectively, of total deposits. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include deposits held through the Certificate of Deposit Account Registry Service® ("CDARS") as they represent deposits originated in the Bank's market area.

The table below shows the change in the various categories of the deposit portfolio for the reported periods.

	2013 Change		2012 Change
In thousands of dollars	Amount	Percent	Amount	Percent
Noninterest bearing deposits	$1,806	1.1%	$26,084	18.7%
Interest bearing deposits	4,048	0.7%	(6,297)	-1.0%
Total deposits	$5,854	0.7%	$19,787	2.6%

Total deposits grew by $5.9 million, or 0.7%, in the twelve months ended December 31, 2013, compared to growth of $19.8 million, or 2.6%, in the twelve months ended December 31, 2012. The Bank's noninterest bearing deposits increased by 1.1% during 2013, while interest bearing deposits climbed by 0.7%. As part of its capital ratio improvement initiatives, United generally did not replace maturing wholesale deposits in 2013 or 2012. The Bank utilizes purchased or brokered deposits for interest rate risk management purposes, but does not support its growth through the use of those products.

In addition, the Bank participates in the CDARS program, which allows it to provide competitive CD products while maintaining FDIC insurance for clients with larger balances. The Bank's deposit rates are consistently competitive with other banks in its market areas. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.40% for all of 2013, down from 0.61% for 2012.

Noninterest bearing deposits made up 21.2% of total deposits at December 31, 2013, compared to 21.1% at December 31, 2012. The table below shows the makeup of the Company's deposits at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
In thousands of dollars	Balance	% of total	Balance	% of total
Noninterest bearing deposits	$167,236	21.2%	$165,430	21.1%
Interest bearing deposits	623,261	78.8%	619,213	78.9%
Total deposits	$790,497	100.0%	$784,643	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. During 2013, the Bank continued as a participant in the federal funds market, either as a borrower or seller. The Bank also entered into a loan agreement with Chemical bank for a revolving line of credit.

Federal funds are generally borrowed or sold for one-day periods. The Bank maintains interest-bearing deposit accounts with the Federal Reserve Bank and the FHLBI, as alternatives to federal funds.  The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds and equivalents were used during 2013 and 2012, while short-term advances and discount window borrowings were not utilized during either year.

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

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of December 31, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of December 31, 2013, United had an outstanding principal balance of $10.0 million on the line of credit. For more information, see "Recent Developments – Line of Credit" above.

Results of Operations

Earnings Summary and Key Ratios
Consolidated net income for the year ended December 31, 2013 was $8.8 million, or $0.60 diluted earnings per share of common stock, compared to $4.5 million, or $0.26 per share of common stock for 2012, and 917,000, or $(0.02) per share of common stock (after accounting for preferred stock dividends), for 2011. Lower provision for loan losses in 2013 contributed to improved earnings levels and performance ratios compared to 2012 and 2011. Return on average assets ("ROA") was 0.97% for 2013, compared to 0.50% for 2012 and 0.10% for 2011. Return on average shareholders' equity ("ROE") was 9.14% for 2013, compared to 4.69% for 2012 and 0.98% for 2011.

Net interest income of $31.6 million for 2013 was 4.6% above the same period of 2012. United's net interest margin was 3.69% for the twelve months ended December 31, 2013 and was up from 3.59% for 2012 and 3.64% for 2011.

Total noninterest income for the twelve months ended December 31, 2013 declined by $146,000, or 0.7%, in 2013 as compared to 2012.  The decrease is primarily due to a decline in mortgage refinance activity in 2013. Noninterest income represented 40.4% of the Company's combined net interest income and noninterest income in 2013, compared to 41.6% for 2012.

Total noninterest expense was up $1.2 million, or 3.1%, in 2013 compared to 2012.  The largest dollar increases for the full year 2013 were in compensation expense, while a number of categories of noninterest expense declined. Increases in compensation expense reflected, in part, moderate salary increases that were implemented effective April 1, 2013. The largest component of the compensation expense increase in 2013 was the accrual for profit sharing and incentive compensation expense, reflecting the Company's improved earnings for the year. Prior to 2013, the Company did not pay or accrue any profit sharing, nor did it pay or accrue any cash bonus or other payout to executive officers under our bonus plans since 2008.

The following table shows the trends of the major components of earnings and related ratios for the five most recent quarters.

	2013				2012
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Net interest income before provision	$8,458	$7,981	$7,824	$7,288	$7,384
Provision for loan losses	-	300	600	1,000	1,700
Noninterest income	4,659	5,115	5,647	5,924	5,891
Noninterest expense	9,475	9,532	9,874	9,486	9,586
Federal income taxes	1,136	988	910	784	543
Net income	$2,506	$2,276	$2,087	$1,942	$1,446
Basic and diluted earnings per share	$0.18	$0.15	$0.14	$0.13	$0.09
Return on average assets	1.09%	0.99%	0.92%	0.87%	0.64%
Return on average shareholders' equity	10.96%	9.20%	8.44%	8.07%	5.94%
Net interest margin	3.91%	3.70%	3.68%	3.46%	3.45%
Efficiency Ratio (tax equivalent basis)	71.7%	72.2%	72.8%	71.3%	71.7%
Tier 1 Leverage Ratio	9.1%	9.8%	10.7%	10.5%	10.2%

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

The Company's strong PTPP Income has been achieved through a substantial core funding base, which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA was 1.60% for 2013, compared to 1.62% and 1.44%, respectively, for 2012 and 2011.

The table below shows the calculation and trend of PTPP Income and PTPP ROA for the twelve month periods ended December 31, 2013, 2012 and 2011.

	Twelve Months Ended December 31,
Dollars in thousands	2013	2012	Change	2011	Change
Interest income	$34,535	$34,693	-0.5%	$36,165	-4.1%
Interest expense	2,984	4,528	-34.1%	6,114	-25.9%
Net interest income	31,551	30,165	4.6%	30,051	0.4%
Noninterest income	21,345	21,491	-0.7%	17,211	24.9%
Noninterest expense	38,367	37,203	3.1%	34,618	7.5%
Pre-tax, pre-provision income	$14,529	$14,453	0.5%	$12,644	14.3%
Average assets	$908,651	$893,239	1.7%	$876,008	2.0%
Pre-tax, pre-provision ROA	1.60%	1.62%	-0.02%	1.44%	0.18%
Reconcilement to GAAP income:
Provision for loan losses	$1,900	$8,350	-77.2%	$12,150	-31.3%
Income tax expense (benefit)	3,818	1,640	132.8%	(423)	NA
Net income	$8,811	$4,463	97.4%	$917	386.7%

Net Interest Income

Declining interest rates over the past few years have significantly reduced the Company's yield on earning assets, but have also resulted in a reduction in its cost of funds. Interest income decreased 0.5% in 2013 compared to 2012, while interest expense decreased 34.1% for 2013 compared to 2012, resulting in an increase in net interest income of 4.6% for 2013 compared to 2012.

United's net interest margin was 3.69% for the twelve months ended December 31, 2013, compared to 3.59%, for 2012 and 3.64% for 2011.  Net interest margin improved in each quarter of 2013 as a result of a shifting asset mix and reduced liquid assets, combined with a continued reduction in cost of funds.  Portfolio loan growth of $59.6 million for the twelve months ended December 31, 2013 contributed to the shift in mix, and helped the Company's yield on its earning assets.  In addition, an increase in longer-term interest rates during 2013 reduced prepayment speeds on the Bank's portfolio of mortgage-backed securities, resulting in an improved yield on taxable investments in 2013.

The Company has funded its loan growth through a combination of growth in core deposits, as well as utilization of excess liquidity that had been maintained in interest bearing deposit accounts with the Federal Reserve Bank. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.40% in 2013, down from 0.61% in 2012 and 0.83% in 2011.

Tax-equivalent yields on earning assets declined from 4.11% for 2012 to 4.02% for 2013, for a reduction of 9 basis points. The Company's average cost of funds decreased by 25 basis points, and tax equivalent net interest margin rose from 3.59% for all of 2012 to 3.69% for 2013. The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for years ended December 31, 2013, 2012 and 2011.

Dollars in thousands	2013			2012			2011
Assets	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate	Average Balance	Interest (b)	Yield/ Rate
Interest earning assets (a)
Federal funds sold and equivalents	$36,686	$94	0.25%	$67,504	$172	0.25%	$101,985	$260	0.25%
Taxable investments	184,632	2,910	1.53%	173,350	2,390	1.38%	127,448	2,731	2.14%
Tax exempt securities (b)	18,879	933	4.78%	19,570	992	5.87%	22,276	1,147	5.15%
Taxable loans (c)	622,290	30,788	4.95%	589,578	31,390	5.32%	581,283	32,292	5.56%
Tax exempt loans (b)	3,379	184	5.28%	1,760	120	6.84%	2,105	174	8.28%
Total interest earning assets (b)	865,866	$34,909	4.02%	851,762	$35,064	4.11%	835,097	$36,604	4.37%
Cash and due from banks	15,572			14,930			13,742
Other nonearning assets	50,024			49,061			52,475
Allowance for loan losses	(22,811)			(22,514)			(25,306)
Total Assets	$908,651			$893,239			$876,008

Liabilities and Shareholders' Equity
Interest bearing liabilities
NOW and savings deposits	$415,499	$506	0.12%	$367,982	$554	0.15%	$350,985	$854	0.24%
Other interest bearing deposits	216,213	2,047	0.95%	246,293	3,194	1.30%	265,143	4,242	1.60%
Total interest bearing deposits	631,712	2,553	0.40%	614,275	3,748	0.61%	616,128	5,096	0.83%
Short term borrowings	-	-	0.00%	-	-	0.00%	190	65	NM
FHLB advances	14,671	372	2.50%	23,013	782	3.34%	26,947	953	3.49%
Other borrowings	1,743	59	3.37%	-	-	-	-	-	-
Total interest bearing liabilities	648,126	2,984	0.46%	637,288	4,530	0.71%	643,265	6,114	0.95%
Noninterest bearing deposits	159,489			157,147			136,389
Total including noninterest bearing deposits	807,615	2,984	0.37%	794,435	4,530	0.57%	779,654	6,114	0.78%
Other liabilities	4,620			3,683			3,096
Shareholders' equity	96,416			95,121			93,258
Total Liabilities and Shareholders' Equity	$908,651			$893,239			$876,008
Net interest income (b)		$31,925			$30,534			$30,490
Net spread (b)			3.56%			3.40%			3.42%
Net yield on interest earning assets (b)			3.69%			3.59%			3.64%
Tax equivalent adjustment on interest income		374			369			439
Net interest income per income statement		$31,551			$30,165			$30,051
Ratio of interest earning assets to interest bearing liabilities			1.34			1.34			1.30

(a) Non-accrual loans and overdrafts are included in the average balances of loans.
(b) Fully tax-equivalent basis; 34% tax rate.
(c) Loan fee income of $654, $454 and $460 is included in the computation of loan income for 2013, 2012 and 2011, respectively.

The following tables demonstrate the effect of volume and rate changes on net interest income on a taxable equivalent basis for the past two years.

	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) due to: (a)			Increase (decrease) due to: (a)
In thousands of dollars	Volume	Rate	Net	Volume	Rate	Net
Interest earned on:
Federal funds sold and equivalents	$(78)	$-	$(78)	$(88)	$-	$(88)
Taxable securities	162	358	520	807	(1,148)	(341)
Tax exempt securities (b)	(39)	(20)	(59)	(148)	(7)	(155)
Taxable loans (c)	1,687	(2,289)	(602)	456	(1,358)	(902)
Tax exempt loans (b)	91	(27)	64	(26)	(28)	(54)
Total interest income	$1,823	$(1,978)	$(155)	$1,001	$(2,541)	$(1,540)
Interest expense on:
NOW and savings deposits	$66	$(114)	$(48)	$39	$(339)	$(300)
Other interest bearing deposits	(358)	(789)	(1,147)	(286)	(762)	(1,048)
Short term borrowings	-	-	-	-	(65)	(65)
FHLB advances	(237)	(173)	(410)	(133)	(38)	(171)
Other borrowings	59	-	59	-	-	-
Total interest expense	$(470)	$(1,076)	$(1,546)	$(380)	$(1,204)	$(1,584)

Net change in net interest income	$2,293	$(902)	$1,391	$1,381	$(1,337)	$44

(a) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(b) Fully tax-equivalent basis; 34% tax rate.
(c) Non-accrual loans and overdrafts are included in the average balances of loans.

Provision for Loan Losses

The Company's provision for loan losses for 2013 was $1.9 million, down from $8.4 million for 2012 and $12.2 million for 2011. This significantly reduced level of provision for loan losses over the past two years is a result of a decline in nonperforming loans, a reduction in nonperforming asset formation, and a slowdown in loan rating downgrades. For 2013, the Company's net charge offs exceeded its provision for loan losses by $2.1 million, as the Company realized losses for which it had previously provided for in its allowance for loan losses.  Similarly, in 2012, the Company's net charge offs exceeded its provision for loan losses by $1.9 million.

Noninterest Income

Total noninterest income decreased by 0.7% in 2013 compared to 2012, following an increase of 24.9% in 2012 compared with 2011. The following table summarizes changes in noninterest income by category for the twelve month periods ended December 31, 2013, 2012 and 2011.

Dollars in thousands	2013	2012	Change	2011	Change
Service charges on deposit accounts	$1,811	$1,861	-2.7%	$1,971	-5.6%
Wealth Management fee income	5,892	5,250	12.2%	5,079	3.4%
Gains on securities transactions	54	4	1250.0%	-	0.0%
Income from loan sales and servicing	9,788	10,104	-3.1%	6,434	57.0%
ATM, debit and credit card fee income	2,216	2,126	4.2%	2,176	-2.3%
Other income	1,584	2,146	-26.2%	1,551	38.4%
Total noninterest income	$21,345	$21,491	-0.7%	$17,211	24.9%

Service charges on deposit accounts were down 2.7% in 2013 compared to 2012, following a decrease of 5.6% in 2012 compared to 2011. This continuing decline is in spite of the Company's 1.1% growth of noninterest bearing deposit account balances over the twelve months ended December 31, 2013. No significant changes to service charge structure were implemented in 2013 or 2012, and the decline in service charges in 2013 and 2012 was substantially due to a reduction in NSF and overdraft fees collected, in part, as a result of the broader use of electronic and mobile banking by the Company's client base.

The Wealth Management Group of UBT provides a relatively large component of the Company's noninterest income. Wealth Management income includes trust fee income and income from the sale of non-deposit investment products within the Bank's offices. Wealth Management income improved by 12.2% in 2013 compared to 2012, following an improvement of 3.4% in 2012 compared to 2011. Market values of assets managed by the Wealth Management Group have continued to grow, and combined with new business generation, have resulted in improvement in fee income.

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

Income from loan sales and servicing decreased 3.1% in 2013 compared to 2012. This followed an increase of 57.0% in 2012 compared to 2011. This decline is attributed to a reduction in residential mortgage sales and servicing of 11.0%. Due to an increase in longer-term interest rates in mid-2013, the level of residential mortgage refinance activity slowed considerably in the last half of 2013. At December 31, 2013, United's servicing portfolio consisted of $978.2 million of loans the Company had originated and sold on the secondary market, up 14.6% from $853.8 million at December 31, 2012. The following table shows the breakdown of income from loan sales and servicing between residential mortgages and USFC.

In thousands of dollars	2013	2012	Change	2011	Change
Residential mortgage sales and servicing	$6,875	$7,725	-11.0%	$5,307	45.6%
USFC loan sales and servicing	2,913	2,379	22.4%	1,127	111.1%
Total income from loan sales and servicing	$9,788	$10,104	-3.1%	$6,434	57.0%

ATM, debit and credit card fee income provides a steady source of noninterest income for the Company. The Bank operates twenty-one ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Fee income in these areas increased by $90,000, or 4.2%, from 2012 to 2013, following a decrease of 2.3% in 2012 compared to 2011.

Other income includes income from various fee-based banking services, such as sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees, income from bank-owned life insurance, as well as gains on the sale of assets, which generally represent gains realized on the sale of other real estate owned. Gains on the sale of ORE property were $352,000 in 2013, compared to $832,000 in 2012 and $301,000 in 2011.  Total other income was down 26.2% in 2013 compared to 2012, following an increase of 38.4% in 2012 compared to 2011.

The diversity in United's revenue stream has resulted in noninterest income that represented 40.4% of the Company's combined net interest income and noninterest income for 2013, down from 41.6% for 2012 yet above 36.4% for 2011. At the same time, the makeup of that revenue stream varies from year to year, helping to protect the Company against swings within specific categories of net interest income.

The following table shows the percentage makeup of the Company's noninterest income by category for 2013, 2012 and 2011:

Dollars in thousands	2013	2012	2011
Service charges on deposit accounts	8.5%	8.7%	11.5%
Wealth Management fee income	27.6%	24.4%	29.5%
Income from loan sales and servicing	45.9%	47.0%	37.4%
ATM, debit and credit card fee income	10.4%	9.9%	12.6%
Other income	7.6%	10.0%	9.0%
Total noninterest income	100.0%	100.0%	100.0%

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2013				2012
Dollars in thousands	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr
Service charges on deposit accounts	$442	$473	$472	$424	$483
Wealth Management fee income	1,536	1,465	1,487	1,404	1,395
Gains on securities transactions	14	1	11	28	-
Income from loan sales and servicing	1,717	2,252	2,767	3,052	2,805
ATM, debit and credit card fee income	579	580	561	496	543
Other income	371	344	349	520	665
Total noninterest income	$4,659	$5,115	$5,647	$5,924	$5,891

Noninterest Expense

Total noninterest expense for the twelve month period ended December 31, 2013 was up 3.1% compared to 2012, following an increase of 7.5% in 2012 compared to 2011. The following table summarizes changes in the Company's noninterest expense by category for 2013, 2012 and 2011.

In thousands of dollars	2013	2012	Change	2011	Change
Salaries and employee benefits	$23,712	$21,482	10.4%	$18,971	13.2%
Occupancy and equipment expense, net	5,395	5,311	1.6%	5,015	5.9%
External data processing	1,444	1,113	29.7%	1,342	-17.1%
Advertising and marketing	1,155	752	53.6%	625	20.3%
Attorney, accounting and other professional fees	1,354	1,880	-28.0%	1,678	12.0%
Expenses relating to ORE property and foreclosed assets	918	1,928	-52.4%	2,019	-4.5%
FDIC Insurance premiums	741	1,133	-34.6%	1,315	-13.8%
Other expenses	3,648	3,604	1.2%	3,653	-1.3%
Total noninterest expense	$38,367	$37,203	3.1%	$34,618	7.5%

Salaries and employee benefits for the twelve months ended December 31, 2013 increased by 10.4% over the same period one year earlier, following an increase of 13.2% from 2011 to 2012. Increases in compensation expense reflected, in part, moderate salary increases that were implemented effective April 1, 2013. The largest component of the compensation expense increase in 2013 was the accrual for profit sharing and incentive compensation expense, reflecting the Company's improved earnings for the year. The Company accrued $527,000 in profit sharing expenses and $710,000 in Management Incentive Compensation Bonus in 2013. Prior to 2013, the Company did not pay or accrue any profit sharing, nor did it pay or accrue any cash bonus or other payout to executive officers under our bonus plans since 2008.

Occupancy and equipment expense is the Company's second largest noninterest expense category. This category of expense increased slightly by 1.6% in 2013 compared to 2012, after an increase in 2012 over 2011 of 5.9%, in part as a result of the Company's physical expansion in Livingston and Monroe Counties.  External data processing expenses increased 29.7% in 2013 compared to 2012 as the company implemented changes in its data processing as part of its risk mitigation initiatives.

Advertising and marketing expenses increased by 53.6% for 2013 compared to 2012, following an increase of 20.3% in 2012 compared to 2011. These expenses had been reduced during the period of 2009 through 2011. The increase in 2012 and 2013 partially reflects the Company's launch of a new branding initiative in the third quarter of 2012.

Attorney, accounting and other professional fees fell 28% in 2013 compared to 2012. Costs in 2012 included $299,000 of attorney and accounting fees related to the sale of the Company's outstanding preferred stock by the U.S. Treasury to private investors.

Expenses relating to ORE property and foreclosed assets declined in 2013 by 52.4% compared to 2012 levels.  Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties. In addition, during 2013 and 2012, the Company recorded $510,000 and $1.0 million, respectively, of probable incurred expenses relating to residential mortgages previously sold on the secondary market that subsequently defaulted.

Federal Income Tax

The following chart shows the effective federal tax rates of the Company for the past three years.

Dollars in thousands	2013	2012	2011
Income before tax	$12,629	$6,103	$494
Federal income tax (benefit)	3,818	1,640	(423)
Effective federal tax rate	30.2%	26.9%	-85.6%

The difference between the effective tax rates and the Company's expected tax rate were primarily due to the benefit from tax-exempt income and low income housing tax credits.  As of December 31, 2013, the Company had approximately $1.4 million of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2032, and the alternative minimum tax credits have no expiration date.

The Company's net deferred tax asset was $8.1 million at December 31, 2013. A valuation allowance related to deferred tax assets is required when it is considered likely that all or part of the benefit related to such assets will not be realized. Based upon analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2013 or 2012. See Note 12 of the Company's Notes to Consolidated Financial Statements for further discussion.

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

Total cash and due from banks, federal funds sold and securities available for sale were $217.4 million at December 31, 2013, down $59.3 million, or 21.4%, from December 31, 2012, when it was $276.7 million. The Company began to deploy its higher than normal levels of liquidity in 2012 and 2013 as economic conditions improved and more attractive investment opportunities emerged.  However, the Company's combined liquidity of $217.4 million represented 24.2% of total assets at December 31, 2013.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2013 or 2012.

The Company periodically finds it advantageous to utilize longer term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In 2013, the Bank procured no new advances and repaid $10.0 million of matured borrowings and scheduled principal payments. Additional information concerning available lines is contained in Note 10 of the Company's Notes to Consolidated Financial Statements.

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of December 31, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of December 31, 2013, United had an outstanding principal balance of $10.0 million on the line of credit. For more information, see "Recent Developments – Line of Credit" above.

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

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. It results from differences in the maturities or timing of interest adjustments of the Company's assets, liabilities and off-balance-sheet instruments; from changes in the slope of the yield curve; from imperfect correlations in the adjustment of interest rates earned and paid on different financial instruments with otherwise similar re-pricing characteristics; and from interest rate related options embedded in the Company's products such as prepayment and early withdrawal options.

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

We conducted multiple simulations as of December 31, 2013, in which it was assumed that changes in market interest rates occurred ranging from up 400 basis points to down 100 basis points in equal quarterly installments over the next twelve months. The following table reflects the suggested impact on net interest income over the next twelve months in comparison to estimated net interest income based on our balance sheet structure, including the balances and interest rates associated with our specific loans, securities, deposits and borrowed funds as of December 31, 2013. The resulting estimates are within our policy parameters established to manage and monitor interest rate risk.

Dollars in thousands	Change in Net Interest Income
Interest Rate Scenario	Amount	Percent
Interest rates down 100 basis points	$(497)	-1.5%
No change in interest rates	563	1.7%
Interest rates up 100 basis points	1,291	3.9%
Interest rates up 200 basis points	2,085	6.3%
Interest rates up 300 basis points	2,946	8.9%
Interest rates up 400 basis points	4,700	14.2%

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

Current capital ratios for the Company and the Bank are shown in Note 18 of the Company's Notes to Consolidated Financial Statements. At December 31, 2013, the Company's consolidated Tier 1 capital ratio was 9.13%, its ratio of total capital to risk-weighted assets was 13.94% and its tangible common equity ratio was 9.14%. Book value per share of the Company's common stock increased from $6.05 at the end of 2012 to $6.46 at December 31, 2013.

The Company issued 20,600 Preferred Shares to U.S. Treasury on January 16, 2009 as part of Treasury's TARP Capital Purchase Program. On June 19, 2012, Treasury sold all 20,600 Preferred Shares to private investors.

During 2013, the Company redeemed all 20,600 Preferred Shares, with 10,300 shares redeemed on September 30, 2013 and 10,300 shares redeemed on December 27, 2013.Following completion of the redemption, no Preferred Shares remained outstanding. For additional information, see "Recent Developments – Preferred Stock Redemption" above.

Contractual Obligations

The following table details the Company's known contractual obligations at December 31, 2013, in thousands of dollars:

Contractual Obligations	Less than			More than
Thousands of dollars	1 year	1-3 years	3-5 years	5 years	Total
FHLB advances	$41	$10,091	$105	$1,724	$11,961
Operating lease arrangements	1,258	2,292	2,197	1,795	7,542
Other borrowings	-	10,000	-	-	10,000
Total	$1,299	$22,383	$2,302	$3,519	$29,503

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see Note 1 to the Company's Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company's financial statements.

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

Deferred Tax Assets

Deferred tax assets are only recognized to the extent that they will be realized. Should our management determine that the deferred tax assets will be not realized, a valuation allowance with a charge to earnings would be reflected in the period. If the Company is required in the future to take a valuation allowance with respect to its deferred tax asset, its financial condition, results of operations and regulatory capital levels would be negatively affected.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
United Bancorp, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of United Bancorp, Inc. (Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Indianapolis, Indiana
February 28, 2014

Consolidated Balance Sheets
United Bancorp, Inc. and Subsidiary

In thousands of dollars	December 31,
Assets	2013	2012
Cash and demand balances in other banks	$13,748	$13,769
Interest bearing balances with banks	12,513	56,843
Total cash and cash equivalents	26,261	70,612

Securities available for sale	191,158	206,129
FHLB Stock	2,691	2,571
Loans held for sale	4,260	13,380

Portfolio loans	646,274	586,678
Less allowance for loan losses	20,447	22,543
Net portfolio loans	625,827	564,135

Premises and equipment, net	10,187	10,719
Bank-owned life insurance	14,639	14,241
Accrued interest receivable and other assets	24,006	25,954
Total Assets	$899,029	$907,741

Liabilities
Deposits
Noninterest bearing deposits	$167,236	$165,430
Interest bearing deposits	623,261	619,213
Total deposits	790,497	784,643

FHLB advances payable	11,961	21,999
Other borrowings	10,000	-
Accrued interest payable and other liabilities	4,360	3,702
Total Liabilities	816,818	810,344

Commitments and Contingent Liabilities

Shareholders' Equity
Preferred stock, no par value; 2,000,000 shares authorized, 0 and 20,600 shares outstanding in 2013 and 2012	-	20,476
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,718,080 and 12,705,983 shares issued and outstanding at December 31, 2013 and 2012	85,873	85,682
Accumulated deficit	(2,763)	(10,426)
Accumulated other comprehensive income (loss), net of tax	(899)	1,665
Total Shareholders' Equity	82,211	97,397
Total Liabilities and Shareholders' Equity	$899,029	$907,741

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
United Bancorp, Inc. and Subsidiary
	For the years ended December 31,
In thousands of dollars, except per share data	2013	2012	2011
Interest Income
Interest and fees on loans	$30,910	$31,470	$32,408
Interest on securities
Taxable	2,910	2,390	2,731
Tax exempt	621	661	766
Interest on federal funds sold and balances with banks	94	172	260
Total interest income	34,535	34,693	36,165

Interest Expense
Interest on deposits	2,553	3,746	5,096
Interest on federal funds and other short term borrowings	-	-	65
Interest on FHLB advances	372	782	953
Interest on other borrowings	59	-	-
Total interest expense	2,984	4,528	6,114
Net Interest Income	31,551	30,165	30,051
Provision for loan losses	1,900	8,350	12,150
Net Interest Income After Provision for Loan Losses	29,651	21,815	17,901

Noninterest Income
Service charges on deposit accounts	1,811	1,861	1,971
Wealth Management fee income	5,892	5,250	5,079
Gains on securities transactions	54	4	-
Income from loan sales and servicing	9,788	10,104	6,434
ATM, debit and credit card fee income	2,216	2,126	2,176
Other income	1,584	2,146	1,551
Total noninterest income	21,345	21,491	17,211

Noninterest Expense
Salaries and employee benefits	23,712	21,482	18,971
Occupancy and equipment expense, net	5,395	5,311	5,015
External data processing	1,444	1,113	1,342
Advertising and marketing	1,155	752	625
Attorney, accounting and other professional fees	1,354	1,880	1,678
Expenses relating to ORE property and foreclosed assets	918	1,928	2,019
FDIC Insurance premiums	741	1,133	1,315
Other expenses	3,648	3,604	3,653
Total noninterest expense	38,367	37,203	34,618
Income Before Federal Income Tax	12,629	6,103	494
Federal income tax (benefit)	3,818	1,640	(423)
Net Income	$8,811	$4,463	$917

Preferred stock dividends and accretion	(1,025)	(1,142)	(1,136)
Income (Loss) Available to Common Shareholders	$7,786	$3,321	$(219)

Basic earnings (loss) per share	$0.61	$0.26	$(0.02)
Diluted earnings (loss) per share	$0.60	$0.26	$(0.02)
Cash dividend declared per share of common stock	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
United Bancorp, Inc. and Subsidiary

	For the years ended December 31,
In thousands of dollars	2013	2012	2011
Net income	$8,811	$4,463	$917
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized gains (losses) on securities available for sale	(3,832)	26	1,561
Less: Reclassification for realized amount included in income	(54)	(4)	-
Other comprehensive income (loss) before tax effect	(3,886)	22	1,561
Tax expense (benefit)	(1,322)	8	531
Other comprehensive income (loss)	(2,564)	14	1,030
Total comprehensive income	$6,247	$4,477	$1,947

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
United Bancorp, Inc. and Subsidiary
For the years ended December 31, 2013, 2012, 2011
In thousands of dollars, except per share data
	Preferred Stock	Common Stock and Paid In Capital	Accumulated Deficit	AOCI (1)	Total
Balance, December 31, 2010	$20,258	$85,351	$(13,526)	$621	$92,704
Net income, 2011			917		917
Other comprehensive income				1,030	1,030
Accretion of discount on preferred stock	106		(106)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		86	(1)		85
Director and management deferred stock plans	-	68	-	-	68
Balance, December 31, 2011	20,364	85,505	(13,746)	1,651	93,774
Net income, 2012			4,463		4,463
Other comprehensive income				14	14
Accretion of discount on preferred stock	112		(112)		-
Cash dividends paid on preferred shares			(1,030)		(1,030)
Other common stock transactions		(8)	(1)		(9)
Director and management deferred stock plans	-	185	-	-	185
Balance, December 31, 2012	$20,476	$85,682	$(10,426)	$1,665	97,397
Net income, 2013			8,811		8,811
Other comprehensive loss				(2,564)	(2,564)
Preferred stock redemption	(20,600)				(20,600)
Accretion of discount on preferred stock	124		(124)		-
Cash dividends paid on preferred shares			(1,025)		(1,025)
Other common stock transactions		78	1		79
Director and management deferred stock plans	-	113	-	-	113
Balance, December 31, 2013	$-	$85,873	$(2,763)	$(899)	$82,211

(1) Accumulated other comprehensive income, net of tax

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
United Bancorp, Inc. and Subsidiary
	Years Ended December 31,
In thousands of dollars	2013	2012	2011
Cash Flows from Operating Activities
Net income	$8,811	$4,463	$917

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	5,376	5,891	3,884
Provision for loan losses	1,900	8,350	12,150
Gain on sale of loans	(8,610)	(9,509)	(5,581)
Proceeds from sales of loans originated for sale	315,874	376,496	248,631
Loans originated for sale	(298,144)	(372,077)	(241,051)
Gains on securities transactions	(54)	(4)	-
Change in deferred income taxes	1,973	1,142	(661)
Stock based compensation expense	250	150	138
Increase in cash surrender value on bank owned life insurance	(398)	(422)	(428)
Change in investment in limited partnership	(322)	(217)	(93)
Change in accrued interest receivable and other assets	1,665	2,286	3,741
Change in accrued interest payable and other liabilities	710	1,524	(928)
Total adjustments	20,220	13,610	19,802
Net cash from operating activities	29,031	18,073	20,719

Cash Flows from Investing Activities
Securities available for sale
Purchases	(73,887)	(107,644)	(82,544)
Sales	12,753	2,847	-
Maturities and calls	23,845	30,037	15,873
Principal payments	44,374	37,300	17,122
Sale (purchase) of FHLB stock	(120)	-	217
Net change in portfolio loans	(64,058)	(33,341)	8,353
Premises and equipment expenditures	(558)	(1,030)	(719)
Net cash from investing activities	(57,651)	(71,831)	(41,698)

Cash Flows from Financing Activities
Net change in deposits	5,854	19,787	30,858
Net change in federal funds borrowed and other short term borrowings	-	-	(1,234)
Principal payments on FHLB advances	(10,038)	(2,036)	(6,286)
Net change in other borrowings	10,000	-	-
Repurchase of preferred stock	(20,600)	-	-
Other common stock transactions	78	57	41
Cash dividends paid on preferred shares	(1,025)	(1,030)	(1,030)
Net cash from financing activities	(15,731)	16,778	22,349
Net Change in Cash and Cash Equivalents	(44,351)	(36,980)	1,370
Cash and cash equivalents at beginning of year	70,612	107,592	106,222
Cash and Cash Equivalents at End of Year	$26,261	$70,612	$107,592

Supplemental Disclosures:
Interest paid	$3,148	$4,665	$6,235
Income tax paid	1,420	52	20
Loans transferred to other real estate	466	3,925	3,250

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

Under both the current and previous methodologies, loss rates are adjusted to consider qualitative factors such as economic conditions and trends, among others. However, under the methodologies adopted beginning with the third quarter of 2011, the Company applies a more detailed analysis of qualitative factors that are assessed on a quarterly basis based upon grading specific to the Company, as well as regional economic metrics.

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

Other Real Estate Owned
Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and property acquired for possible future expansion. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value, less estimated selling costs, at the date of foreclosure establishing a new cost basis. After acquisition, valuations are periodically performed and the real estate is carried at the lower of cost basis or fair value, less estimated selling costs. The historical average holding period for such properties is less than eighteen months. As of December 31, 2013 and 2012, other real estate owned totaled $1,850,000 and $3,409,000, respectively, and is included in other assets on the consolidated balance sheets.

Servicing Rights
Servicing rights are recognized as assets at the fair value of retained servicing on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates, remaining loan terms and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

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

Earnings (Loss) Per Share
Amounts reported as earnings or losses per share are based on income or loss available to common shareholders divided by weighted average shares outstanding. Income or loss available to common shareholders is calculated by subtracting dividends on preferred stock and the accretion of discount on preferred stock from net income or loss. Weighted average shares outstanding include the weighted average number of common shares outstanding plus the weighted average number of contingently issuable shares associated with deferred compensation stock plans.

Stock Based Compensation
At December 31, 2013, the Company has stock-based employee compensation plans, which are described more fully in Note 15. The Company's disclosure regarding these plans is in accordance with the fair value recognition provisions of FASB ASC Topic 718-10.

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

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). All other comprehensive income (loss) consists solely of net unrealized gains and losses on securities available for sale, net of tax, which is recognized as a separate component of shareholders' equity.

Industry Segment
The Company and its subsidiary are organized to operate in the banking industry. Substantially all revenues and services are derived from banking products and services in southeastern Michigan. While the Company's chief decision makers monitor various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one business segment.

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

NOTE 2 - RESTRICTIONS ON CASH AND DEMAND BALANCES IN OTHER BANKS

The Bank is subject to average reserve and clearing balance requirements in the form of cash on hand or balances due from the Federal Reserve Bank. The amount of reserve and clearing balances required at December 31, 2013 was $905,000. These reserve balances vary depending on the level of client deposits in the Bank.

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of interest-bearing balances with banks.

As a result of legislation enacted in 2010, the FDIC fully insured without limitation all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012 at all FDIC-insured institutions. This unlimited insurance coverage expired on December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts were subject to a $250,000 limit on FDIC insurance per covered institution. At December 31, 2013, the Company's cash accounts with banks had balances of $14,201,000, which did not have FDIC coverage.

NOTE 3 - SECURITIES

Balances of securities by category are shown below, as of December 31, 2013 and 2012:

Thousands of dollars	Securities Available for Sale
2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$24,473	$19	$(994)	$23,498
Mortgage-backed agency securities	146,582	1,331	(1,771)	146,142
Obligations of states and political subdivisions	21,440	410	(360)	21,490
Equity securities	26	2	-	28
Total	$192,521	$1,762	$(3,125)	$191,158

2012
U.S. Treasury and agency securities	$27,200	$130	$(14)	$27,316
Mortgage-backed agency securities	158,829	2,324	(654)	160,499
Obligations of states and political subdivisions	17,551	740	(5)	18,286
Equity securities	26	2	-	28
Total	$203,606	$3,196	$(673)	$206,129

The following table shows the gross unrealized loss and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	Less than 12 Months		12 Months or Longer		Total
Thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
2013
U.S. Treasury and agency securities	$14,544	$(802)	$2,862	$(192)	$17,406	$(994)
Mortgage-backed agency securities	70,385	(1,524)	10,367	(247)	80,752	(1,771)
Obligations of states and political subdivisions	6,926	(360)	-	-	6,926	(360)
Total	$91,855	$(2,686)	$13,229	$(439)	$105,084	$(3,125)

2012
U.S. Treasury and agency securities	$4,131	$(14)	$-	$-	$4,131	$(14)
Mortgage-backed agency securities	54,538	(639)	1,309	(15)	55,847	(654)
Obligations of states and political subdivisions	941	(5)	-	-	941	(5)
Total	$59,610	$(658)	$1,309	$(15)	$60,919	$(673)

Unrealized losses within the investment portfolio are temporary. The Company performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during 2013 or 2012.  The unrealized losses on the Company's investment in available for sale securities were caused by interest rate changes. All of the Company's mortgage-backed securities are issued by U.S. Government-sponsored agencies. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at December 31, 2013 or December 31, 2012.

The Company does not hold any collateralized debt obligations backed by trust preferred securities in its securities portfolio, nor any other securities that may be considered "Covered Funds" under the Final Volcker Rule of the Dodd-Frank Act.

The entire investment portfolio is classified as available for sale. However, management has no specific intent to sell any securities, and management believes that it will not have to sell any security before recovery of its cost basis. Sales activities for securities, for the years indicated are shown in the following table. All sales were of securities identified as available for sale.

Thousands of dollars	2013	2012	2011
Sales proceeds	$12,753	$2,847	$-
Gross gains on sales	137	4	-
Gross loss on sales	(97)	-	-
Gross gains on calls	14	-	-

The fair value of securities available for sale by contractual maturity as of December 31, 2013 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the "Due in one year or less" category.

Thousands of dollars	Amortized Cost	Fair Value
Due in one year or less	$13,689	$13,648
Due after one year through five years	26,326	25,723
Due after five years through ten years	5,898	5,617
Due after ten years	-	-
Mortgage-backed agency securities	146,582	146,142
Equity securities	26	28
Total securities	$192,521	$191,158

Securities carried at $996,000 and $1,007,000 as of December 31, 2013 and 2012, respectively, were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

The municipal portfolio contains a small level of geographic risk, as approximately 1.4% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.0% in Monroe County, Michigan and 3.5% in Washtenaw County, Michigan. The total amount of municipal obligations issued by political subdivisions located in these three counties is approximately $11.4 million. The Company owns no obligations issued by the City of Detroit.

NOTE 4 - LOANS

The following table shows total loans outstanding at December 31, 2013 and 2012 and the percentage change in balances from the prior year. All loans are domestic and contain no significant concentrations by industry or client.

Thousands of dollars	2013	% Change	2012	% Change
Commercial construction & land development loans	$20,756	-27.2%	$28,511	-4.0%
Owner-occupied commercial real estate loans	105,237	7.7%	97,755	-1.1%
Other commercial real estate loans	142,805	26.0%	113,370	-13.2%
Commercial & industrial loans	104,508	0.2%	104,332	15.8%
Residential mortgages	134,048	10.4%	121,393	16.1%
Consumer construction loans	17,369	43.3%	12,123	21.0%
Home equity loans	80,870	10.8%	72,983	-2.6%
Other consumer loans	39,861	17.3%	33,969	50.5%
Deferred loan fees and costs, overdrafts, in-process accounts	820	-63.4%	2,242	-5.2%
Total portfolio loans	$646,274	10.2%	$586,678	4.1%

NOTE 5 - ALLOWANCE FOR LOAN LOSSES AND CREDIT RISK

An analysis of the allowance for loan losses for the twelve-month periods ended December 31, 2013, 2012 and 2011 follows:

	Twelve Months Ended December 31, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543
Provision charged to expense	(1,728)	886	372	1,570	178	622	1,900
Losses charged off	(809)	(3,220)	(336)	(1,397)	(200)	(546)	(6,508)
Recoveries	1,214	379	303	120	100	396	2,512
Balance, December 31	$2,893	$3,138	$5,047	$4,424	$2,534	$2,411	$20,447

Ending Balance:
Individually evaluated for impairment	$1,901	$494	$894	$589	$735	$-	$4,613
Collectively evaluated for impairment	992	2,644	4,153	3,835	1,799	2,411	15,834
Balance, December 31	$2,893	$3,138	$5,047	$4,424	$2,534	$2,411	$20,447

Total Loans:
Ending balance:
Individually evaluated for impairment	$4,698	$2,785	$4,858	$2,390	$4,659	$343	$19,733
Collectively evaluated for impairment	33,427	103,656	160,937	103,944	99,476	125,101	626,541
Total Loans	$38,125	$106,441	$165,795	$106,334	$104,135	$125,444	$646,274

	Twelve Months Ended December 31, 2012
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$3,676	$3,875	$4,721	$4,741	$1,931	$1,689	$20,633
Provision charged to expense	1,116	4,496	1,712	(662)	1,226	462	8,350
Losses charged off	(1,108)	(3,346)	(2,057)	(1,768)	(901)	(707)	(9,887)
Recoveries	532	68	332	1,820	200	495	3,447
Balance, December 31	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Ending balance:
Individually evaluated for impairment	$3,271	$2,904	$1,079	$274	$771	$5	$8,304
Collectively evaluated for impairment	945	2,189	3,629	3,857	1,685	1,934	14,239
Total Allowance for Loan Losses	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543

Total Loans:
Ending balance:
Individually evaluated for impairment	$8,224	$10,263	$7,797	$2,049	$5,561	$394	$34,288
Collectively evaluated for impairment	32,410	92,316	123,207	96,336	96,095	112,026	552,390
Total Loans	$40,634	$102,579	$131,004	$98,385	$101,656	$112,420	$586,678

	Twelve Months Ended December 31, 2011
Thousands of dollars	Business & Commercial Mortgages	CLD (1)	Residential Mortgage	Personal Loans	Total
Balance, January 1	$16,672	$3,248	$2,661	$2,582	$25,163
Provision charged to expense	9,863	2,886	1,579	1,536	15,864
Amounts related to change in allocation methodology	(2,246)	49	(990)	(527)	(3,714)
Net provision after amounts related to change in allocation methodology	7,617	2,935	589	1,009	12,150
Losses charged off	(12,063)	(2,908)	(1,387)	(2,006)	(18,364)
Recoveries	1,111	278	68	227	1,684
Balance, December 31	$13,337	$3,553	$1,931	$1,812	$20,633

(1) Construction and Land Development loans
(2) Commercial Real Estate loans

Loan totals in Note 4 and certain tables below are based on categories of loans as classified within the Bank's regulatory reporting. As a result, they may differ from totals of similar classifications in the tables above.

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

Quality indicators for portfolio loans as of December 31, 2013 and 2012 based on the Bank's internal risk categories are detailed in the following tables.

In thousands of dollars		At December 31, 2013
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$9,524	$95,500	$124,600	$92,443	$322,067
5	Special Mention	5,970	6,939	12,591	6,504	32,004
6	Substandard	4,782	2,798	5,614	5,561	18,755
7	Doubtful	480	-	-	-	480
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$20,756	$105,237	$142,805	$104,508	$373,306

In thousands of dollars	At December 31, 2013

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$128,198	$17,369	$80,576	$39,670	$265,813
Accruing restructured	4,023	-	170	-	4,193
Delinquent less than 90 days	372	-	59	82	513
Nonperforming	1,455	-	65	109	1,629
Total Consumer Loans	$134,048	$17,369	$80,870	$39,861	$272,148
Subtotal Commercial, Tax-exempt & Consumer Loans					$645,454
Deferred loan fees and costs, overdrafts, in-process accounts					820
Total Portfolio Loans					$646,274

In thousands of dollars		At December 31, 2012
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$12,813	$78,507	$86,445	$91,711	$269,476
5	Special Mention	7,378	11,510	17,073	5,104	41,065
6	Substandard	7,840	7,738	9,852	7,475	32,905
7	Doubtful	480	-	-	42	522
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$28,511	$97,755	$113,370	$104,332	$343,968

Consumer Loans	Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing	$114,071	$12,123	$72,344	$33,764	$232,302
Accruing restructured	3,267	-	171	-	3,438
Delinquent less than 90 days	1,714	-	343	150	2,207
Nonperforming	2,341	-	125	55	2,521
Total Consumer Loans	$121,393	$12,123	$72,983	$33,969	$240,468
Subtotal Commercial, Tax-exempt & Consumer Loans					$584,436
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Schedules detailing the loan portfolio aging analysis as of December 31, 2013 and 2012 follow.

Thousands of dollars	Delinquent Loans
As of December 31, 2013	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$24	$-	$24	$16,872	$20,756	$3,860	$3,860
Owner-Occupied CRE	128	-	128	104,387	105,237	722	722
Other CRE	-	-	-	142,681	142,805	124	124
Commercial & Industrial	181	-	181	102,566	104,508	1,761	1,761
Consumer
Residential Mortgage	372	169	541	132,221	134,048	1,286	1,455
Consumer Construction	-	-	-	17,369	17,369	-	-
Home Equity	59	-	59	80,746	80,870	65	65
Other Consumer	82	-	82	39,670	39,861	109	109
Subtotal	$846	$169	$1,015	$636,512	$645,454	$7,927	$8,096
Deferred loan fees and costs, overdrafts, in-process accounts					820
Total Portfolio Loans					$646,274

Thousands of dollars	Delinquent Loans
As of December 31, 2012	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$117	$-	$117	$24,545	$28,511	$3,849	$3,849
Owner-Occupied CRE	-	-	-	92,498	97,755	5,257	5,257
Other CRE	-	-	-	109,638	113,370	3,732	3,732
Commercial & Industrial	683	-	683	102,257	104,332	1,392	1,392

Consumer
Residential Mortgage	1,714	-	1,714	117,338	121,393	2,341	2,341
Consumer Construction	-	-	-	12,123	12,123	-	-
Home Equity	343	37	380	72,515	72,983	88	125
Other Consumer	150	-	150	33,764	33,969	55	55
Subtotal	$3,007	$37	$3,044	$564,678	$584,436	$16,714	$16,751
Deferred loan fees and costs, overdrafts, in-process accounts					2,242
Total Portfolio Loans					$586,678
(1) All are accruing.

Impaired Loans

Information regarding impaired loans as of December 31, 2013 and 2012 follows.

	December 31, 2013			December 31, 2012
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$753	$-	$654	$1,673	$-
Owner-Occupied CRE	1,248	2,086	-	4,181	6,267	-
Other CRE	929	1,238	-	4,438	6,158	-
Commercial & Industrial	351	3,309	-	1,640	3,992	-
Consumer
Residential Mortgage	1,590	1,606	-	2,207	2,989	-
Home Equity	268	268	-	232	232	-
Other Consumer	75	75	-	157	157	-
Subtotal	$4,906	$9,335	$-	$13,509	$21,468	$-

Loans with a specific valuation allowance
Commercial
Commercial CLD	$4,253	$4,476	$1,901	$7,570	$7,629	$3,271
Owner-Occupied CRE	1,537	1,787	494	6,082	7,495	2,904
Other CRE	3,929	3,929	894	3,359	3,359	1,079
Commercial & Industrial	2,039	2,046	589	409	409	274
Consumer
Residential Mortgage	3,069	3,069	735	3,354	3,817	771
Other Consumer	-	-	-	5	5	5
Subtotal	$14,827	$15,307	$4,613	$20,779	$22,714	$8,304

Total Impaired Loans
Commercial
Commercial CLD	$4,698	$5,229	$1,901	$8,224	$9,302	$3,271
Owner-Occupied CRE	2,785	3,873	494	10,263	13,762	2,904
Other CRE	4,858	5,167	894	7,797	9,517	1,079
Commercial & Industrial	2,390	5,355	589	2,049	4,401	274
Consumer
Residential Mortgage	4,659	4,675	735	5,561	6,806	771
Home Equity	268	268	-	232	232	-
Other Consumer	75	75	-	162	162	5
Total Impaired Loans	$19,733	$24,642	$4,613	$34,288	$44,182	$8,304

Information regarding average investment in impaired loans and interest income recognized on those loans for the periods ended December 31, 2013, 2012 and 2011 is shown below.

	Twelve months ended December 31,
	2013		2012		2011
Thousands of dollars	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$461	$-	$3,656	$-	$7,222	$-
Owner-Occupied CRE	1,988	34	3,148	64	1,997	54
Other CRE	3,339	38	8,373	135	5,822	165
Commercial & Industrial	811	21	1,927	35	1,141	11
Consumer
Residential Mortgage	1,072	27	1,319	23	867	4
Home Equity	29	5	30	5	295	-
Other Consumer	128	-	154	-	358	-
Subtotal	$7,828	$125	$18,607	$262	$17,702	$234

Loans with a specific valuation allowance
Commercial
Commercial CLD	$5,165	$111	$8,236	$350	$6,956	$328
Owner-Occupied CRE	2,850	71	6,527	165	5,441	107
Other CRE	3,645	150	4,096	176	13,502	574
Commercial & Industrial	1,718	79	542	46	1,727	38
Consumer
Residential Mortgage	3,584	139	4,122	127	5,740	148
Home Equity	-	-	-	-	184	5
Other Consumer	-	-	43	2	5	1
Subtotal	$16,962	$550	$23,566	$866	$33,555	$1,201

Total Impaired Loans
Commercial
Commercial CLD	$5,626	$111	$11,892	$350	$14,178	$328
Owner-Occupied CRE	4,838	105	9,675	229	7,438	161
Other CRE	6,984	188	12,469	311	19,324	739
Commercial & Industrial	2,529	100	2,469	81	2,868	49
Consumer
Residential Mortgage	4,656	166	5,441	150	6,607	152
Home Equity	29	5	30	5	479	5
Other Consumer	128	-	197	2	363	1
Total Impaired Loans	$24,790	$675	$42,173	$1,128	$51,257	$1,435

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

It is the Bank's policy to have any restructured loans that are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $4.2 million at December 31, 2013 and $10.8 million at December 31, 2012.

If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $11.0 million at December 31, 2013 and $15.8 million at December 31, 2012.

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

Accruing restructured loans at December 31, 2013 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The following table presents information regarding newly-classified troubled debt restructurings for the twelve-month periods ended December 31, 2013 and 2012.

	Newly Classified Accruing Troubled Debt Restructurings
Twelve months ended	December 31, 2013			December 31, 2012
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Commercial CLD	-	$-	$-	1	$300	$300
Owner-Occupied CRE	2	182	182	6	1,271	1,271
Other CRE	1	665	665	4	2,847	2,847
Commercial & Industrial	-	-	-	1	190	190
Consumer
Residential Mortgage	4	648	648	2	224	224
Total	7	$1,495	$1,495	14	$4,832	$4,832

The table below provides a breakdown of accruing restructured loans by type at December 31, 2013. The table also includes the average yield on restructured loans and the yield for the entire portfolio, for commercial loans and the residential mortgage and home equity line portfolio, for the fourth quarter of 2013.

	December 31, 2013		Fourth Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Average Yield	Portfolio Yield
CLD Loans	4	$1,586
Other Commercial Loans	13	5,185
Total Commercial Loans	17	6,771	4.96%	5.04%

Residential Mortgage & Home Equity Loans	20	4,193	3.56%	4.70%
Total accruing restructured loans	37	$10,964

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

Twelve months ended	December 31, 2013		December 31, 2012
Dollars in thousands	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Commercial
Commercial CLD	-	$-	4	$3,423
Owner-Occupied CRE	-	-	2	239
Total	-	$-	6	$3,662

Since the Company treats accruing TDR's as impaired loans and evaluates them individually for impairment, the allowance for loan losses is not generally affected by a subsequent default. There were no charge-offs of TDR's that subsequently defaulted as described above for the twelve months ended December 31, 2013.

NOTE 6 - LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at December 31, 2013 and December 31, 2012 were as follows:

In thousands of dollars	12/31/13	12/31/12	Change	Percent
Total loans serviced	$978,204	$853,761	$124,443	14.6%

Unamortized loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheet, for the twelve month period ended December 31, 2013 and 2012, are shown below.

In thousands of dollars	2013	2012
Balance, January 1	$6,378	$5,405
Amount capitalized	2,568	2,816
Amount amortized	(1,559)	(1,843)
Balance, December 31	$7,387	$6,378

The fair value of servicing rights was as follows at December 31:

In thousands of dollars	2013	2012
Fair value, January 1	$8,285	$7,331
Fair value, December 31	$12,127	$8,285

NOTE 7 - PREMISES AND EQUIPMENT

Depreciation expense was approximately $1,090,000 in 2013, $1,106,000 in 2012 and $1,124,000 in 2011. Premises and equipment as of December 31 consisted of the following:

In thousands of dollars	2013	2012
Land	$1,863	$1,863
Buildings and improvements, including building in progress	15,346	15,094
Furniture and equipment	15,541	15,236
Total cost	32,750	32,193
Less accumulated depreciation	(22,563)	(21,474)
Premises and equipment, net	$10,187	$10,719

The Company has a small number of non-cancellable operating leases, primarily for banking facilities, that expire over the next fifteen years. The leases generally contain renewal options for periods ranging from one to five years. Rental expense for these leases was $1.3 million for the year ended December 31, 2013, $1.3 million for the year ended December 31, 2012, and $1.2 million for the year ended December 31, 2011.

Future minimum lease payments under operating leases are shown in the table below:

In thousands of dollars
2014	$1,258
2015	1,170
2016	1,122
2017	1,104
2018	1,093
Thereafter	1,795
Total Minimum Lease Payments	$7,542

NOTE 8 - DEPOSITS

Information relating to maturities of time deposits as of December 31 is summarized below:

In thousands of dollars	2013	2012
Within one year	$116,850	$141,325
Between one and two years	33,704	56,667
Between two and three years	6,308	14,777
Between three and four years	1,960	2,904
Between four and five years	4,027	1,601
More than five years	107	-
Total time deposits	$162,956	$217,274
Interest bearing time deposits in denominations of $100,000 or more	$51,748	$74,795

NOTE 9 - SHORT TERM BORROWINGS

The Company has several credit facilities in place for short term borrowing which are used on occasion as a source of liquidity. These facilities consist of borrowing authority totaling $29.0 million from correspondent banks to purchase federal funds on a daily basis. There were no federal funds purchased outstanding at December 31, 2013 and 2012.

The Bank may also enter into sales of securities under agreements to repurchase ("repurchase agreements"). These agreements generally mature within one to 120 days from the transaction date. U.S. Treasury, agency and other securities involved with the agreements are recorded as assets and are generally held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain clients as an investment alternative to deposit products. There were no balances outstanding at any time during 2013 or 2012.

NOTE 10 - BORROWINGS

The Bank carried fixed rate, non-callable advances from the Federal Home Loan Bank (FHLB) of Indianapolis totaling $12.0 million and $22.0 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, the rates on the advances ranged from 1.77% to 5.33% with a weighted average rate of 2.35%.

Advances are primarily collateralized by residential mortgage loans under a blanket security agreement. Additional coverage is provided by Other Real Estate Related ("ORER") and Community Financial Institution ("CFI") collateral. The unpaid principal balance of the loans pledged as collateral required is between 155% and 250%, depending on the type of collateral, and was $184.1 million at year-end 2013. Interest payments are made monthly, with principal due annually and at maturity. If principal payments are paid prior to maturity, advances are subject to a prepayment penalty.

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of December 31, 2013).  The Company will pay quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of December 31, 2013, the Company had an outstanding principal balance of $10.0 million on the line of credit.

The Loan Agreement contains customary affirmative and negative covenants and events of default.  Affirmative covenants include the maintenance of certain minimum capital ratios, a maximum net charge off to average loan ratio, a maximum non-performing loan to total assets ratio, a minimum return on average assets, a minimum return on average equity and a limit on the amount of dividends that the Company may pay to holders of common stock.

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

As security for its obligations under the Loan Agreement, the Company pledged to Chemical Bank all of the outstanding common stock of the Bank.

Maturities and scheduled principal payments for the FHLB advances and Chemical Bank line of credit over the next five years as of December 31 are shown below.

In thousands of dollars	FHLB Advances	Chemical Bank LOC	Total Other Borrowings
Within one year	$41	$-	$41
Between one and two years	44	10,000	10,044
Between two and three years	10,047	-	10,047
Between three and four years	51	-	51
Between four and five years	54	-	54
More than five years	1,724	-	1,724
Total	$11,961	$10,000	$21,961

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

The following table shows the commitments to make loans and the unused lines of credit available to clients at December 31:

	2013		2012
In thousands of dollars	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate
Commitments to make loans	$7,022	$1,191	$8,690	$5,780
Unused lines of credit	125,607	11,870	101,997	12,544
Standby letters of credit	8,729	-	9,160	-

Commitments to make loans generally expire within thirty to ninety days, while unused lines of credit expire at the maturity date of the individual loans. At December 31, 2013, the rates for amounts in the fixed rate category ranged from 3.38% to 5.75%.

In 2001, the Bank entered into a limited partnership agreement to purchase tax credits awarded from the construction, ownership and management of an affordable housing project and a residual interest in the real estate. As of December 31, 2013 and 2012, the total recorded investment including the obligation to make additional future investments was $1,054,000 and $920,000, respectively, and was included in other assets. As of December 31, 2013 and 2012, the obligation of the Bank to the limited partnership was $72,000 and $260,000, respectively, which was reported in other liabilities. While the Bank is a 99% partner, the investment is accounted for on the equity method as the Bank is a limited partner and has no control over the operation and management of the partnership or the affordable housing project.

NOTE 12 - FEDERAL INCOME TAX

Income tax expense (benefit) consists of the following for the years ended December 31:

In thousands of dollars	2013	2012	2011
Current	$1,845	$498	$238
Deferred	1,973	1,142	(661)
Total income tax expense (benefit)	$3,818	$1,640	$(423)

The components of deferred tax assets and liabilities at December 31 are as follows:

In thousands of dollars	2013	2012
Deferred tax assets:
Allowance for loan losses	$6,952	$7,665
Other real estate owned	485	1,118
Deferred compensation	901	833
Low income housing and Alternative Minimum Tax credit	1,401	1,635
Net Operating Loss	-	539
Unrealized depreciation on securities available for sale	463	-
Other	913	763
Total deferred tax assets	$11,115	$12,553

Deferred tax liabilities:
Property and equipment	$(212)	$(376)
Mortgage servicing rights	(2,509)	(2,169)
Unrealized appreciation on securities available for sale	-	(858)
Other	(309)	(413)
Total deferred tax liabilities	$(3,030)	$(3,816)
Net deferred tax asset	$8,085	$8,737

As of December 31, 2013, the Company had approximately $1.4 million of low income housing and alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2032, and the alternative minimum tax credits have no expiration date.

The Company's net deferred tax asset was $8.1 million at December 31, 2013. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered likely that all or part of the benefit related to such assets will not be realized.

The following lists the evidence considered in determining whether a valuation allowance was necessary for deferred tax assets:

Negative Evidence

While the Company fully utilized its net operating loss carry-forward in 2013, the Company has low income housing and alternative minimum tax credit carry-forwards of $673,000 and $729,000, respectively, as of December 31, 2013.

Positive Evidence

1.	The Company had many years of consistently profitable operations before 2009.
2.
The Company's tax credit carry-forward position of $1.4 million at December 31, 2013, which is not large in comparison to historical profitability (taxable income of $41.6 million from 2004 to 2008 and $14.0 million for 2012 to 2013).

3.	The Company can carry-forward low income housing credits for up to 20 years and the alternative minimum tax credits have no expiration date.
4.
The Company's pre-tax loss has been reduced from $14.5 million in 2009 to $6.6 million in 2010; the Company generated a pre-tax profit of $0.5 million in 2011, $6.1 million in 2012, and $12.6 million for 2013.

5.
The Company's 2009-2010 losses were due to a goodwill impairment of $3.5 million in 2009 along with high provision for loan losses, which have been reduced from $25.8 million in 2009 to $21.5 million in 2010, $12.2 million in 2011, $8.4 million in 2012 and $1.9 million in 2013.

6.	The Company believes it has returned to sustained profitability as a result of strong core earnings and continued reduction in loan losses.
7.	The Company does have available certain tax planning strategies, including:
a.	Sale and leaseback of premises
b.	Sale of mortgage servicing rights
c.	Sale of securities

Based upon its analysis of the evidence (both negative and positive), management has determined that no valuation allowance was required at December 31, 2013 or 2012.

Reconciliation between total federal income tax and the amount computed through the use of the federal statutory tax rate for the years ended is as follows:

In thousands of dollars	2013	2012	2011
Income taxes at statutory rate of 34%	$4,295	$2,076	$169
Non-taxable income, net of nondeductible interest expense	(247)	(232)	(289)
Income on non-taxable bank owned life insurance	(135)	(143)	(145)
Affordable housing credit	(156)	(188)	(188)
Non-deductible legal and accounting fees	15	109	-
Other	46	18	30
Total federal income tax (benefit)	$3,818	$1,640	$(423)

NOTE 13 - RELATED PARTY TRANSACTIONS

Related Party Loans

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners, are clients of the Bank. Loans to these parties were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and the Bank, and did not, in the judgment of management, involve more than normal credit risk or present other unfavorable features. None of these loans were in default at December 31, 2013. The aggregate amount of these loans at December 31, 2012 was $763,000. That balance was adjusted to exclude directors and officers that were not with the Company at the end of 2013.

During 2013, new and newly reportable loans to such related parties amounted to $301,000 and repayments amounted to $98,000, resulting in a balance at December 31, 2013 of $966,000. Related party deposits totaled $2,007,000 at December 31, 2013 and $2,064,000 at December 31, 2012. The balance of deposits at December 31, 2012 was adjusted to exclude directors and officers that were not with the Company at the end of 2013.

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

NOTE 15 - EMPLOYEE BENEFIT PLANS

Employee Savings Plan
The Company maintains a 401(k) employee savings plan ("plan") which is available to substantially all employees. Individual employees may make contributions to the plan up to 100% of their compensation up to a maximum of $16,500 for 2011, $17,000 for 2012 and $17,500 for 2013. The Company offers discretionary matching of funds for a percentage of the employee contribution, plus an amount based on Company earnings.  However, during 2011 and 2012, no profit sharing contributions were made.  In 2013, contributions to the profit sharing plan were made in the amount of $527,000. The expense for the 401K plan for 2013, 2012 and 2011 was $568,000, $511,000 and $459,000, respectively. The plan offers employees the option of purchasing Company stock with the match portion of their 401(k) contribution, and shares available to employees within the plan are purchased on the open market.

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

Stock Options and Other Equity Awards

The Company has stock based compensation plans as described below. The Company has recorded approximately $250,000, $150,000, and $138,000 in compensation expense related to stock based compensation plans for the periods ended December 31, 2013, 2012 and 2011, respectively. The Company has a policy of issuing authorized but unissued shares upon the exercise of stock options or stock only stock appreciation rights or settlement of other stock-related awards.

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

The following tables show activity for the twelve months ended December 31, 2013 for the Company's Incentive Plan:

		Weighted
	Awards	Average
SOSARs (1)	Outstanding	Exercise Price
Balance at January 1	167,250	$3.33
Awards granted	46,250	5.05
Awards exercised	(9,446)	3.34
Awards forfeited	(19,304)	3.72
Balance at December 31	184,750	$3.71

(1) Stock Only Stock Appreciation Rights

	Restricted Stock		Restricted Stock Units
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested at January 1	22,625	$3.35	46,795	$3.32
Awards granted	10,500	5.05	54,582	5.05
Awards vested	(22,625)	3.35	-	-
Awards forfeited	-	-	(15,628)	4.22
Nonvested at December 31	10,500	$5.05	85,749	$4.26

As of December 31, 2013, unrecognized compensation expense related to the Incentive Plan totaled $323,300. Compensation expense for stock-only stock appreciation rights ("SOSARs") and restricted stock grants is recognized over approximately three years. Compensation expense for restricted stock units ("RSUs") is based on an expected level of achievement of performance targets as determined at the time of each grant, and is usually recognized over three years.

The fair value of restricted stock grants is considered to be the market price of Company stock at the grant date. The fair value of RSU grants is considered to be the market price of Company stock at the grant date, adjusted for an estimated probability of achieving performance targets.

The Company established three performance targets for 2013 RSU grants. Those targets were based on the Company's pre-tax, pre-provision return on average assets, return on average assets, and classified assets coverage ratio1. Each target was weighted equally, and target levels were based on United's 2013 financial plan. For 2013, RSU grants vested at 95.8% of target.

1 Adversely classified assets as a percent of tier one capital plus allowance for loan losses.

The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March 2013, 2012, and 2011. Fair value of grants in 2013, 2012, and 2011 is based on the weighted-average assumptions shown in the following table.

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected life in years	5	5	5
Expected volatility	28.8%	37.0%	35.0%
Risk-free interest rate	0.72%	0.84%	2.16%
Fair value	$1.345	$1.105	$1.136

The table below provides information regarding SOSARs outstanding at December 31, 2013.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$3.30 to $5.05	184,750	8.01	Years	$3.71	71,015	$3.33

At December 31, 2013, the aggregate intrinsic value of SOSARs outstanding was $649,400. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2013 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on December 31, 2013. The weighted–average period over which non-vested SOSARs are expected to be recognized is 0.74 years.

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

The following summarizes year to date option activity for the 2005 Plan:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance, January 1, 2013	358,070	$21.32
Options exercised	(1,000)	7.24
Options expired	(25,434)	22.97
Options forfeited	(10,400)	12.73
Balance, December 31, 2013	321,236	$21.51
Options exercisable at year-end	321,236	$21.51

The table below provides information regarding stock options outstanding under the 2005 Plan at December 31, 2013.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	321,236	2.82	Years	$21.51	321,236	$21.51

As of the end of 2013, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan.

At December 31, 2013, the total outstanding stock options granted under the 2005 Plan had an insignificant intrinsic value. Intrinsic value was determined by calculating the difference between the Company's closing stock price on December 31, 2013 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on December 31, 2013.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at December 31, 2013 and 2012, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
December 31, 2013	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$23,498	$-	$23,498	$-
Mortgage-backed agency securities	146,142	-	146,142	-
Obligations of states and political subdivisions	21,490	-	21,490	-
Equity securities	28	28	-	-
Hedged loan	7,246	-	7,246	-
Interest rate swap asset	86	-	86	-

December 31, 2012
Available for sale securities:
U.S. Treasury and agency securities	$27,316	$-	$27,316	$-
Mortgage-backed agency securities	160,499	-	160,499	-
Obligations of states and political subdivisions	18,286	-	18,286	-
Equity securities	28	28	-	-

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

Hedged Loans
The fair value of hedged loans is based on valuation models using observable market data as of the measurement date (Level 2).

Interest Rate Swaps (Derivatives)
The fair value of interest rate swaps is based on valuation models using observable market data as of the measurement date (Level 2).  Additional information is contained in Note 17 – Derivative Instruments.

Transfers between Levels
There were no transfers between Levels 1, 2 and 3 in 2013 or 2012 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at December 31, 2013 and 2012:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
December 31, 2013	$11,599	$-	$-	$11,599
December 31, 2012	21,866	-	-	21,866
Other Real Estate Owned:
December 31, 2013	792	-	-	792

Significant Unobservable Inputs
The following is a discussion of the significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in nonrecurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

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

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements.

	Impaired loans (collateral dependent)
dollars in thousands	December 31, 2013	December 31, 2012
Fair value	$11,599	$21,866
Range of appraisal discount	7.5%-32.5%	7.5%-49.5%
Weighted average	12.0%	14.0%

Other Real Estate Owned
Other Real Estate Owned is measured at fair value on a nonrecurring basis less costs to sell and had a net carrying amount of $792,000 at December 31, 2013.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  These appraisals are discounted 7% to 48% depending on the type of property and the type of appraisal (market value vs. liquidation value).  There were write-downs of other real estate owned of $174,000 in 2013.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at December 31, 2013 and 2012, were as follows:

	December 31, 2013
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$26,261	$26,261	$-	$-
Securities available for sale	191,158	28	191,130	-
FHLB Stock	2,691	-	2,691	-
Loans held for sale	4,260	-	4,260	-
Net portfolio loans	625,827	-	7,246	621,791
Accrued interest receivable	2,607	-	2,607	-
Interest rate swap asset	86	-	86	-

Financial Liabilities
Total deposits	$(790,497)	$(167,236)	$(623,956)	$-
FHLB advances	(11,961)	-	(12,517)	-
Other borrowings	(10,000)	-	(10,000)	-
Accrued interest payable	(190)	-	(190)	-

	December 31, 2012
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$70,612	$70,612	$-	$-
Securities available for sale	206,129	28	206,101	-
FHLB Stock	2,571	-	2,571	-
Loans held for sale	13,380	-	13,380	-
Net portfolio loans	564,135	-	-	574,137
Accrued interest receivable	2,620	-	2,620	-

Financial Liabilities
Total deposits	$(784,643)	$-	$(787,015)	$-
FHLB advances	(21,999)	-	(23,007)	-
Accrued interest payable	(354)	-	(354)	-

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

NOTE 17 – DERIVATIVE INSTRUMENTS

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

Our credit exposure, if any, on the interest rate swap is limited to the favorable value (net of any collateral pledged to us) and interest payments of the interest rate swap by the counterparty. We are required to post collateral to the counterparty. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of December 31, 2013, we have posted cash collateral of $370,100 related to the collateral requirements of the interest rate swap.

As of December 31, 2013, we had one interest rate swap, which is scheduled to mature in June 2020. The interest rate swap is accounted for as a fair value hedge, and is settled monthly with the counterparty. As of December 31, 2013, the notional amount of the interest rate swap was approximately $7.3 million. The fair value of the interest rate swap at December 31, 2013 was $86,000. The Company had no interest rate swaps at December 31, 2012.

The hedging relationship of the interest rate swap is tested for effectiveness on a quarterly basis, and, at December 31, 2013, was determined to be highly effective, with no resulting impact on the income statement of the Company for the three and twelve months ended December 31, 2013.

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

The Board of Directors of the Bank continues to be committed to operation of the Bank in a safe and sound manner with a strong capital base. The Bank's Tier 1 leverage ratio was 9.77% and 9.59% at December 31, 2013 and December 31, 2012, respectively.

The following table shows information about the Company's and the Bank's capital levels compared to regulatory requirements at year-end 2013 and 2012.

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)
As of December 31, 2013	$000%		$000%		$000%
Tier 1 Capital to Average Assets
Consolidated	$83,110	9.1%	$36,414	4.0%	N/	A	N/	A
Bank	88,937	9.8%	36,430	4.0%	45,538		5.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	83,110	12.7%	26,245	4.0%	N/	A	N/	A
Bank	88,937	13.6%	26,219	4.0%	39,328		6.0%

Total Capital to Risk Weighted Assets
Consolidated	91,463	13.9%	52,490	8.0%	N/	A	N/	A
Bank	97,282	14.8%	52,437	8.0%	65,547		10.0%

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)				Minimum Required by Board Resolution (3)
As of December 31, 2012	$000%		$000%		$000%				$000%
Tier 1 Capital to Average Assets
Consolidated	$91,886	10.2%	$36,059	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	9.6%	35,755	4.0%	44,694		5.0%		75,980		8.5%

Tier 1 Capital to Risk Weighted Assets
Consolidated	91,886	15.4%	23,914	4.0%	N/	A	N/	A	N/	A	N/	A
Bank	85,727	14.4%	23,862	4.0%	35,792		6.0%		N/	A	N/	A

Total Capital to Risk Weighted Assets
Consolidated	99,545	16.7%	47,829	8.0%	N/	A	N/	A	N/	A	N/	A
Bank	93,370	15.7%	47,723	8.0%	59,654		10.0%		N/	A	N/	A

(1)	Represents minimum required to be categorized as adequately capitalized under Federal regulatory requirements.
Represents minimum generally required to be categorized as well-capitalized under Federal regulatory prompt corrective action provisions.
(2)
(3)	Represents requirements of the Bank's board resolution. Resolution was rescinded by the Board on December 10, 2013.

NOTE 19 – EARNINGS (LOSS) PER SHARE

A reconciliation of basic and diluted earnings and loss per share follows:

In thousands, except per share data	2013	2012	2011
Net income	$8,811	$4,463	$917
Less:
Accretion of discount on preferred stock	(124)	(112)	(106)
Dividends on preferred stock	(901)	(1,030)	(1,030)
Income (loss) available to common shareholders	$7,786	$3,321	$(219)

Basic earnings (loss) per share:
Weighted average common shares outstanding	12,700.7	12,702.4	12,688.2
Weighted average contingently issuable shares	131.0	115.3	82.9
Total weighted average common shares outstanding	12,831.7	12,817.7	12,771.2
Basic earnings (loss) per share	$0.61	$0.26	$(0.02)

Diluted earnings (loss) per share:
Weighted average common shares outstanding from basic earnings per share	12,831.7	12,817.7	12,771.2
Dilutive effect of stock incentive plans	67.3	-	-
Total weighted average common shares outstanding	12,898.98	12,817.7	12,771.2
Diluted earnings (loss) per share	$0.60	$0.26	$(0.02)

There was no dilutive effect of stock awards in 2012 or 2011. Stock awards for 362,986, 358,070, and 381,743 shares of common stock were not considered in computing diluted earnings per share for 2013, 2012 and 2011, respectively, because they were not dilutive.

NOTE 20 - PARENT COMPANY ONLY FINANCIAL INFORMATION

The condensed financial information for United Bancorp, Inc. is summarized below.

CONDENSED BALANCE SHEETS	December 31,
In thousands of dollars	2013	2012
Assets
Cash and cash equivalents	$3,709	$4,965
Securities available for sale	28	28
Investment in subsidiaries	88,037	91,238
Other assets	619	1,276
Total Assets	$92,393	$97,507

Liabilities and Shareholders' Equity
Borrowings	$10,000	$-
Other Liabilities	182	110
Shareholders' equity	82,211	97,397
Total Liabilities and Shareholders' Equity	$92,393	$97,507

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME	For the years ended December 31,
In thousands of dollars	2013	2012	2011
Income
Dividends from subsidiaries	$10,000	$1,600	$-
Other income	1	1	1
Total Income	10,001	1,601	1

Expense
Interest expense on other borrowings	59	-	-
Total Interest Expense	59	-	-

Net Revenue	9,942	1,601	1

Total Noninterest Expense	756	763	480

Income (Loss) before undistributed net income of subsidiary and income taxes	9,186	838	(479)
Income tax expense (benefit)	(261)	(151)	(163)
Net income (loss) before undistributed net income of subsidiary	9,447	989	(316)
Equity in undistributed (excess distributed) net income of subsidiary	(637)	3,474	1,233
Net Income	8,811	4,463	917
Other comprehensive income (loss), including net change in unrealized gains on securities available for sale, net of tax	(2,564)	14	1,030
Comprehensive Income	$6,247	$4,477	$1,947

CONDENSED STATEMENTS OF CASH FLOWS	For the years ended December 31,
In thousands of dollars	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$8,811	$4,463	$917
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
(Undistributed) Excess distributed net income of subsidiary	637	(3,474)	(1,233)
Stock option expense	210	150	114
Change in other assets	585	(154)	(687)
Change in other liabilities	48	39	(8)
Net cash used in operating activities	10,291	1,024	(897)

Cash Flows from Investing Activities
Investments in subsidiary	-	-	(2,000)
Net cash from investing activities	-	-	(2,000)

Cash Flows from Financing Activities
Net change in other borrowings	10,000	-	-
Repurchase of preferred stock	(20,600)	-	-
Other common stock transactions	78	57	41
Cash dividends paid on preferred stock	(1,025)	(1,030)	(1,030)
Net cash used in financing activities	(11,547)	(973)	(989)

Net Change in Cash and Cash Equivalents	(1,256)	51	(3,886)
Cash and cash equivalents at beginning of year	4,965	4,914	8,800
Cash and Cash Equivalents at End of Year	$3,709	$4,965	$4,914

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is summarized below:

In thousands of dollars, except per share data	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2013
Interest Income	$34,535	$9,105	$8,675	$8,595	$8,160
Interest Expense	2,984	647	694	771	872
Net Interest Income	31,551	8,458	7,981	7,824	7,288
Provision for Loan Losses	1,900	-	300	600	1,000
Net Income	$8,811	$2,506	$2,276	$2,087	$1,942
Basic Earnings per Share	$0.61	$0.18	$0.15	$0.14	$0.13
Diluted Earnings per Share	$0.60	$0.18	$0.15	$0.14	$0.13

	Full Year	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
2012
Interest Income	$34,693	$8,371	$8,731	$8,758	$8,833
Interest Expense	4,528	987	1,085	1,192	1,264
Net Interest Income	30,165	7,384	7,646	7,566	7,569
Provision for Loan Losses	8,350	1,700	2,000	2,550	2,100
Net Income	$4,463	$1,446	$1,390	$785	$842
Basic and Diluted Earnings per Share	$0.26	$0.09	$0.09	$0.04	$0.04

NOTE 22 — REDEMPTION OF PREFERRED STOCK

The Company issued 20,600 shares of Fixed Rate of Cumulative Perpetual Preferred Stock, Series A, Liquidation Preference Amount $1,000 per share ("Preferred Shares") to U.S. Treasury on January 16, 2009, as part of Treasury's Troubled Asset Relief Program Capital Purchase Program. On June 19, 2012, Treasury sold all 20,600 Preferred Shares to private investors.

During 2013, the Company redeemed all 20,600 Preferred Shares, with 10,300 shares redeemed on September 30, 2013 and 10,300 shares redeemed on December 27, 2013. Following completion of the redemption, no shares of Preferred Stock remained outstanding.

The redemption price for the Preferred Shares was the stated liquidation preference amount of $1,000 per share, plus any accrued and unpaid dividends to but excluding the dates of redemption.  The total cost of the redemption of the Preferred Shares was approximately $20.7 million, which was funded with a combination of excess cash at the holding company, the dividend to the holding company of retained earnings at the Bank, and the borrowing of $10.0 million under the Company's revolving line of credit.

NOTE 23 – LEGAL PROCEEDINGS

Refer to "Note 24 – Subsequent Events" for information regarding legal proceedings the Company received notification on after December 31, 2013.  As of the date of this report, there are no other material pending legal proceedings other than routine litigation incidental to the business of banking, to which the Company or its subsidiaries are a party or of which any of our properties are the subject. As of the date of this report, neither the Company nor its subsidiaries are involved in any other proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

NOTE 24 – SUBSEQUENT EVENTS

On January 7, 2014, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Old National Bancorp ("Old National"), an Indiana corporation, pursuant to which the Company will merge with and into Old National, whereupon the separate corporate existence of the Company will cease and Old National will survive (the "Merger"). In connection with the Merger, the Bank will be merged with and into Old National Bank, a national banking association and wholly owned subsidiary of Old National, with Old National Bank as the surviving bank.

Under the terms of the Merger Agreement, shareholders of United will receive .70 shares of Old National common stock and $2.66 in cash for each share of United common stock.  The Merger is expected to close late in the second quarter of 2014.  The transaction remains subject to approval by United's shareholders and approval by federal and state regulatory authorities, as well as the satisfaction of other customary closing conditions provided in the Merger Agreement.

The Merger Agreement was previously filed with the Securities Exchange Commission on January 8, 2014 in the Company's Current Report on Form 8-K, Exhibit 2.1, and is here incorporated by reference.

On or about January 17, 2014, a putative class action complaint was filed in the Circuit Court for Washtenaw County, Michigan, Business Division, by an individual purporting to be a shareholder of United.  The action is styled Parshall v. United Bancorp, Inc., et al., Case No. 14-39-CZ. The complaint alleges that the directors of United breached their fiduciary duties to the Company's shareholders in connection with the proposed Merger between United and Old National by approving a transaction that allegedly provides for inadequate consideration; that the Merger Agreement includes allegedly preclusive deal protection provisions; and that United and Old National allegedly aided and abetted the United directors in breaching their duties to United's shareholders. The complaint seeks, on behalf of the putative class of all public shareholders of United, various remedies, including enjoining the Merger from being consummated in accordance with its agreed-upon terms, rescission of the transaction in the event that it is consummated, damages, and costs and attorneys' and experts' fees relating to the lawsuit. The Company intends to vigorously contest this action.

Return to Cross Reference Table

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Bancorp, Inc.

By	/s/ Robert K. Chapman	February 28, 2014
Robert K. Chapman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert K. Chapman	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Robert K. Chapman

/s/ Randal J. Rabe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2014
Randal J. Rabe

/s/ Karen F. Andrews	Director	February 28, 2014
Karen F. Andrews*

/s/ Stephanie H. Boyse	Director	February 28, 2014
Stephanie H. Boyse*

/s/ James D. Buhr	Director	February 28, 2014
James D. Buhr *

/s/ Kenneth W. Crawford	Director	February 28, 2014
Kenneth W. Crawford *

/s/ John H. Foss	Director	February 28, 2014
John H. Foss*

/s/ Norman G. Herbert	Director	February 28, 2014
Norman G. Herbert*

/s/ James C. Lawson	Chairman of the Board	February 28, 2014
James C. Lawson*

/s/ Len M. Middleton	Director	February 28, 2014
Len M. Middleton*

*By	/s/ Robert K. Chapman
Robert K. Chapman, Attorney-in-Fact

Return to Cross Reference Table

EXHIBIT INDEX

Exhibit	Description
2.1
Agreement and Plan of Merger between United Bancorp, Inc. and Old National Bancorp dated January 7, 2014.  Previously filed with the Commission on January 8, 2014 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1 Incorporated here by reference.

Blank Row
3.1
Restated Articles of Incorporation of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp, Inc.'s Form S-1 Registration Statement, Exhibit 3.1. Incorporated here by reference.

Blank Row
3.2
Amended and Restated Bylaws of United Bancorp, Inc. Previously filed with the Commission on October 25, 2013 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q Exhibit 3.2. Incorporated here by reference.

Blank Row
4.1	Restated Articles of Incorporation of United Bancorp, Inc. Exhibit 3.1 is incorporated here by reference.
Blank Row
4.2	Amended and Restated Bylaws of United Bancorp, Inc. Exhibit 3.2 is incorporated here by reference.
Blank Row
10.1*
United Bancorp, Inc. Amended and Restated Director Retainer Stock Plan (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.1. Incorporated here by reference.

Blank Row
10.2*
United Bancorp, Inc. Senior Management Bonus Deferral Stock Plan (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.2. Incorporated here by reference.

Blank Row
10.3*
United Bancorp, Inc. Stock Incentive Plan of 2010 (as amended through October 20, 2011). Previously filed with the Commission on November 21, 2011 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q/A, Exhibit 10.3. Incorporated here by reference.

Blank Row
10.4*
United Bancorp, Inc. 1999 Stock Option Plan. Previously filed with the Commission on February 27, 2009 in United Bancorp, Inc.'s Annual Report on Form 10-K, Exhibit 10.3. Incorporated here by reference.

Blank Row
10.5*
United Bancorp, Inc. 2005 Stock Option Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.3. Incorporated here by reference.

Blank Row
10.6*
Form of Employment Contract, effective as of October 24, 2013 through March 31, 2014. Previously filed with the Commission on October 25, 2013 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q, Exhibit 10.1. Incorporated here by reference.

Blank Row
10.7*
2009 Management Committee Incentive Compensation Plan. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Incorporated here by reference.

Blank Row
10.8*
Form of 2005 United Bancorp, Inc. Stock Option Plan Award Agreement. Previously filed with the Commission on September 21, 2009 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.4. Incorporated here by reference.

Blank Row
10.9*	Business Loan Agreement. Previously filed with the Commission on September 18, 2013 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 10.1. Here incorporated by reference.

Blank Row
21.	Subsidiaries of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp., Inc.'s Form S-1 Registration Statement, Exhibit 21. Incorporated here by reference.
Blank Row
23.	Consent of Independent Registered Public Accounting Firm.
Blank Row
24.	Powers of Attorney.
Blank Row
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Blank Row
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Blank Row
32.1	Certification pursuant to 18 U.S.C. Section 1350.
Blank Row
EX-101.ins	XBRL Taxonomy Extension Definition Linkbase Document**
Blank Row
EX-101.sch	XBRL Taxonomy Extension Schema Document**
Blank Row
EX-101.def	XBRL Taxonomy Extension Definition Linkbase Document**
Blank Row
EX-101.cal	XBRL Taxonomy Extension Calculation Linkbase Document**
Blank Row
EX-101.lab	XBRL Taxonomy Extension Label Linkbase Document**
Blank Row
EX-101.pre	XBRL Taxonomy Extension Presentation Linkbase Document**
Blank Row
*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.
**	Furnished, not filed, herewith.