Form 10-Q
period 2014-04-17
UNITED BANCORP INC /MI/
filed 2014-04-25
CIK 775345

United States
Securities and Exchange Commission
Washington, D.C. 20549
_______________________________

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014
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

As of April 25, 2014, there were outstanding 12,763,010 shares of the registrant's common stock, no par value.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and United Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook" or "strategy"; that an event or trend "may," "could," "will," "is likely," or is "probable or projected" to occur or "continue" or "is scheduled" or "on track" or that the Company or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing," "trend,"  "future," "possible," or "tend" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements relating to deployment of liquidity and loan demand, future economic conditions, future investment opportunities, future levels of expenses associated with other real estate owned, real estate valuation, future recognition of income, future levels of nonperforming loans, the rate of asset dispositions, market growth potential, future growth and funding sources, future liquidity levels, future capital levels, future profitability levels, future effects of modified or new accounting standards, future impacts of legal proceedings, the effects on earnings of changes in interest rates and future level of other revenue sources.  All of the information concerning interest rate sensitivity is forward-looking.  All statements referencing future time periods are forward-looking.

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

In addition, expected cost savings, synergies and other financial benefits from the proposed merger with Old National Bancorp might not be realized within the expected time frame, and costs or difficulties relating to integration matters might be greater than expected.  The requisite shareholder and regulatory approvals for the proposed merger might be delayed longer than expected or might not be obtained at all.

Return to Cross Reference Table

Risk factors include, but are not limited to, the risk factors described in "Item 1A – Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Return to Cross Reference Table

Cross Reference Table

Return to Cross Reference Table
Part I – Financial Information

Item 1 – Financial Statements

(a)            Condensed Consolidated Balance Sheets

In thousands of dollars	(unaudited)
	March 31,	December 31,
Assets	2014	2013
Cash and demand balances in other banks	$19,808	$13,748
Interest bearing balances with banks	38,301	12,513
Total cash and cash equivalents	58,109	26,261

Securities available for sale	174,366	191,158
FHLB Stock	2,691	2,691
Loans held for sale	756	4,260

Portfolio loans	657,199	646,274
Less allowance for loan losses	19,056	20,447
Net portfolio loans	638,143	625,827

Premises and equipment, net	9,974	10,187
Bank-owned life insurance	14,731	14,639
Accrued interest receivable and other assets	23,046	24,006
Total Assets	$921,816	$899,029

Liabilities
Deposits
Noninterest bearing deposits	$170,657	$167,236
Interest bearing deposits	642,294	623,261
Total deposits	812,951	790,497

FHLB advances payable	11,961	11,961
Other borrowings	8,000	10,000
Accrued interest payable and other liabilities	3,882	4,360
Total Liabilities	836,794	816,818

Commitments and Contingent Liabilities

Shareholders' Equity
Common stock and paid in capital, no par value; 30,000,000 shares authorized; 12,763,010, and 12,718,080 shares issued and outstanding, respectively	85,975	85,873
Accumulated deficit	(759)	(2,763)
Accumulated other comprehensive loss, net of tax	(194)	(899)
Total Shareholders' Equity	85,022	82,211

Total Liabilities and Shareholders' Equity	$921,816	$899,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(b)            Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended
In thousands of dollars, except per share data	March 31,
Interest Income	2014	2013
Interest and fees on loans	$7,772	$7,516
Interest on securities
Taxable	948	454
Tax exempt	137	154
Interest on federal funds sold and balances with banks	19	36
Total interest income	8,876	8,160

Interest Expense
Interest on deposits	451	735
Interest on FHLB advances	70	137
Interest on other borrowings	85	-
Total interest expense	606	872
Net Interest Income	8,270	7,288
Provision for loan losses	-	1,000
Net Interest Income after Provision for Loan Losses	8,270	6,288

Noninterest Income
Service charges on deposit accounts	408	424
Wealth Management fee income	1,546	1,404
Gains on securities transactions	4	28
Income from loan sales and servicing	1,521	3,052
ATM, debit and credit card fee income	575	496
Income from bank-owned life insurance	92	99
Other income	148	421
Total noninterest income	4,294	5,924

Noninterest Expense
Salaries and employee benefits	5,600	5,877
Occupancy and equipment expense, net	1,276	1,348
External data processing	434	372
Advertising and marketing expense	226	264
Attorney, accounting and other professional fees	284	411
Merger-related expense	685	-
Director fees	101	105
Expenses relating to ORE property and foreclosed assets	4	168
FDIC insurance premiums	122	186
Other expense	761	755
Total noninterest expense	9,493	9,486
Income Before Federal Income Tax	3,071	2,726
Federal income tax	1,067	784
Net Income	2,004	1,942

Preferred stock dividends and amortization	-	(287)
Income Available to Common Shareholders	$2,004	$1,655

Basic earnings per share	$0.16	$0.13
Diluted earnings per share	$0.15	$0.13
Cash dividend declared per share of common stock	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

 (c)            Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2014	2013
Net income	$2,004	$1,942
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized gains (losses) on securities available for sale	1,073	(164)
Less: Reclassification for realized amount included in income	(4)	(28)
Other comprehensive income (loss) before tax effect	1,069	(192)
Tax expenses (benefit)	364	(66)
Other comprehensive income (loss)	705	(126)
Total comprehensive income	$2,709	$1,816

(d)            Condensed Consolidated Statements of Shareholders' Equity (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
Total Shareholders' Equity	2014	2013
Balance at beginning of period	$82,211	$97,397
Net income	2,004	1,942
Other comprehensive income (loss)	705	(126)
Cash dividends paid on preferred shares	-	(258)
Other common stock transactions	102	46
Balance at end of period	$85,022	$99,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table

(e)            Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
In thousands of dollars	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$2,004	$1,942

Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Depreciation and amortization	903	1,675
Provision for loan losses	-	1,000
Gain on sale of loans	(1,031)	(2,868)
Proceeds from sales of loans originated for sale	27,404	102,133
Loans originated for sale	(22,869)	(95,515)
Gains on securities transactions	(4)	(28)
Change in deferred income taxes	1,131	328
Stock based compensation expense	78	62
Increase in cash surrender value of bank-owned life insurance	(92)	(99)
Change in investment in limited partnership	(71)	(191)
Change in accrued interest receivable and other assets	(378)	159
Change in accrued interest payable and other liabilities	(409)	552
Net cash from operating activities	6,666	9,150

Cash Flows from Investing Activities
Securities available for sale
Purchases	-	(25,440)
Sales	10,729	6,059
Maturities and calls	-	8,500
Principal payments	6,501	12,250
Net change in portfolio loans	(12,528)	(15,019)
Premises and equipment expenditures	-	(6)
Net cash provided by (used in) investing activities	4,702	(13,656)

Cash Flows from Financing Activities
Net change in deposits	22,454	19,402
Net change in other borrowings	(2,000)	-
Principal payments on FHLB advances	-	(2,000)
Other common stock transactions	26	8
Cash dividends paid on preferred shares	-	(258)
Net cash from financing activities	20,480	17,152
Net change in cash and cash equivalents	31,848	12,646

Cash and cash equivalents at beginning of year	26,261	70,612
Cash and cash equivalents at end of period	$58,109	$83,258

Supplemental Disclosure of Cash Flow Information:
Interest paid	$643	$886
Loans transferred to other real estate	212	191
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Return to Cross Reference Table
(f)            Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of United Bancorp, Inc. (the "Company" or "United") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) believed necessary for a fair presentation have been included. The condensed consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Balances of securities by category are shown below at March 31, 2014 and December 31, 2013. All securities are classified as available for sale.

At March 31, 2014, in thousands of dollars	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury and agency securities	$24,393	$29	$(663)	$23,759
Mortgage-backed agency securities	128,824	1,297	(1,127)	128,994
Obligations of states and political subdivisions	21,417	374	(205)	21,586
Equity securities	26	1	-	27
Total	$174,660	$1,701	$(1,995)	$174,366

At December 31, 2013, in thousands of dollars
U.S. Treasury and agency securities	$24,473	$19	$(994)	$23,498
Mortgage-backed agency securities	146,582	1,331	(1,771)	146,142
Obligations of states and political subdivisions	21,440	410	(360)	21,490
Equity securities	26	2	-	28
Total	$192,521	$1,762	$(3,125)	$191,158

Return to Cross Reference Table

The following tables show fair value and the gross unrealized losses of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

At March 31, 2014	Less than 12 Months		12 Months or Longer		Total
In thousands of dollars	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury and agency securities	$8,558	$(379)	$5,793	$(284)	$14,351	$(663)
Mortgage-backed agency securities	55,351	(761)	13,693	(366)	69,044	(1,127)
Obligations of states and political subdivisions	4,124	(82)	1,970	(123)	6,094	(205)
Total	$68,033	$(1,222)	$21,456	$(773)	$89,489	$(1,995)

At December 31, 2013
In thousands of dollars
U.S. Treasury and agency securities	$14,544	$(802)	$2,862	$(192)	$17,406	$(994)
Mortgage-backed agency securities	70,385	(1,524)	10,367	(247)	80,752	(1,771)
Obligations of states and political subdivisions	6,926	(360)	-	-	6,926	(360)
Total	$91,855	$(2,686)	$13,229	$(439)	$105,084	$(3,125)

Unrealized losses within the investment portfolio are temporary. The Company performed an evaluation of its investments for other than temporary impairment, and no losses were recognized during the first three months of 2014 or 2013.  The unrealized losses on the Company's investment in available for sale securities were caused by interest rate changes. All of the Company's mortgage-backed securities are issued by U.S. Government-sponsored agencies. The Company expects to recover the amortized cost basis over the term of the securities. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2014 or December 31, 2013.

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

Return to Cross Reference Table

Sales activity for securities for the three month period ended March 31, 2014 and 2013 is shown in the following table. All sales were of securities identified as available for sale.

	Three Months Ended
	March 31,
In thousands of dollars	2014	2013
Sales proceeds	$10,729	$6,059
Gross gains on sales	119	76
Gross loss on sales	(115)	(48)

The fair value of securities available for sale by contractual maturity as of March 31, 2014 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities are included in the "Due in one year or less" category.

	Amortized
In thousands of dollars	Cost	Fair Value
Due in one year or less	$15,492	$15,386
Due after one year through five years	25,969	25,741
Due after five years through ten years	4,349	4,218
Due after ten years	-	-
Mortgage-backed agency securities	128,824	128,994
Equity securities	26	27
Total securities	$174,660	$174,366

Securities carried at $997,000 as of March 31, 2014 were pledged to secure deposits of public funds, funds borrowed, repurchase agreements, and for other purposes as required by law.

The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 1.1% in Monroe County, Michigan and 3.9% in Washtenaw County, Michigan. The total fair value of municipal obligations issued by political subdivisions located in these three counties is approximately $11.4 million. The Company owns no obligations issued by the City of Detroit.

Return to Cross Reference Table

Note 3 – Loans

The following table shows the balances of the various categories of loans of the Company, and the percentage composition of the portfolio by class at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
In thousands of dollars	Balance	% of total	Balance	% of total
Commercial construction & land development	$20,261	3.1%	$20,756	3.2%
Owner-occupied commercial real estate loans	114,129	17.4%	105,237	16.3%
Other commercial real estate loans	145,435	22.1%	142,805	22.1%
Commercial & industrial loans	102,379	15.6%	104,508	16.2%
Residential mortgages	135,159	20.6%	134,048	20.7%
Consumer construction	17,386	2.7%	17,369	2.7%
Home equity loans	80,137	12.2%	80,870	12.5%
Other consumer loans	38,981	5.9%	39,861	6.2%
Deferred loan fees and costs, overdrafts, in-process accounts	3,332	0.5%	820	0.1%
Total portfolio loans	$657,199	100.0%	$646,274	100.0%

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

An analysis of the allowance for loan losses for the three month period ended March 31, 2014 and 2013 and balances as of December 31, 2013 follows:

Return to Cross Reference Table

	Three Months Ended March 31, 2014
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$2,893	$3,138	$5,047	$4,424	$2,534	$2,411	$20,447
Provision charged to expense	(55)	308	36	(420)	46	85	-
Losses charged off	(1,072)	(81)	(193)	(150)	(64)	(167)	(1,727)
Recoveries	159	16	80	13	4	64	336
Balance, March 31	$1,925	$3,381	$4,970	$3,867	$2,520	$2,393	$19,056

Ending balance:
Individually evaluated for impairment	$826	$605	$888	$316	$710	$-	$3,345
Collectively evaluated for impairment	$1,099	$2,776	$4,082	$3,551	$1,810	$2,393	$15,711

Total Loans:
Ending balance	$37,647	$115,270	$169,160	$105,725	$105,507	$123,890	$657,199
Ending balance:
Individually evaluated for impairment	$3,527	$2,574	$4,865	$2,260	$4,380	$312	$17,918
Collectively evaluated for impairment	$34,120	$112,696	$164,295	$103,465	$101,127	$123,578	$639,281

(1) Construction and Land Development loans
(2) Commercial Real Estate loans

	Three Months Ended March 31, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Balance, January 1	$4,216	$5,093	$4,708	$4,131	$2,456	$1,939	$22,543
Provision charged to expense	(588)	861	485	75	(73)	240	1,000
Losses charged off	-	(1,738)	(38)	(39)	(80)	(209)	(2,104)
Recoveries	453	25	155	15	15	56	719
Balance, March 31	$4,081	$4,241	$5,310	$4,182	$2,318	$2,026	$22,158

Return to Cross Reference Table

	Balances at December 31, 2013
Thousands of dollars	CLD (1)	Owner- Occupied CRE (2)	Other CRE (2)	Commercial & Industrial	Residential Mortgage	Personal Loans	Total
Allowance for Loan Losses:
Ending balance:
Individually evaluated for impairment	$1,901	$494	$894	$589	$735	$-	$4,613
Collectively evaluated for impairment	992	2,644	4,153	3,835	1,799	2,411	15,834
Total Allowance for Loan Losses	$2,893	$3,138	$5,047	$4,424	$2,534	$2,411	$20,447

Total Loans:
Ending balance:
Individually evaluated for impairment	$4,698	$2,785	$4,858	$2,390	$4,659	$343	$19,733
Collectively evaluated for impairment	33,427	103,656	160,937	103,944	99,476	125,101	626,541
Total Loans	$38,125	$106,441	$165,795	$106,334	$104,135	$125,444	$646,274

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

Return to Cross Reference Table

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

Quality indicators for portfolio loans as of March 31, 2014 and December 31, 2013 based on the Bank's internal risk categories are detailed in the following tables.

Return to Cross Reference Table

In thousands of dollars		At March 31, 2014
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$10,197	$104,361	$128,031	$91,705	$334,294
5	Special Mention	5,986	6,785	11,720	5,694	30,185
6	Substandard	3,598	2,983	5,684	4,980	17,245
7	Doubtful	480	-	-	-	480
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$20,261	$114,129	$145,435	$102,379	$382,204

Consumer Loans		Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing		$129,500	$17,386	$79,723	$38,662	$265,271
Accruing restructured		4,013	-	170	-	4,183
Delinquent less than 90 days		604	-	183	262	1,049
Nonperforming		1,042	-	61	57	1,160
Total Consumer Loans		$135,159	$17,386	$80,137	$38,981	271,663
Total Commercial, Tax-exempt & Consumer Loans						653,867
Deferred loan fees and costs, overdrafts, in-process accounts						3,332
Total Portfolio Loans						$657,199

In thousands of dollars		At December 31, 2013
Commercial & Tax-exempt Loans		CLD	Owner-Occupied CRE	Other CRE	Commercial & Industrial	Total Commercial
Credit Risk Profile by Internally Assigned Rating
1-4	Pass	$9,524	$95,500	$124,600	$92,443	$322,067
5	Special Mention	5,970	6,939	12,591	6,504	32,004
6	Substandard	4,782	2,798	5,614	5,561	18,755
7	Doubtful	480	-	-	-	480
8	Loss	-	-	-	-	-
Total Commercial & Tax-exempt Loans		$20,756	$105,237	$142,805	$104,508	$373,306

Consumer Loans		Residential Mortgage	Consumer Construction	Home Equity	Other Consumer	Total Consumer
Credit risk profile based on payment activity
Performing		$128,198	$17,369	$80,576	$39,670	$265,813
Accruing restructured		4,023	-	170	-	4,193
Delinquent less than 90 days		372	-	59	82	513
Nonperforming		1,455	-	65	109	1,629
Total Consumer Loans		$134,048	$17,369	$80,870	$39,861	272,148
Total Commercial, Tax-exempt & Consumer Loans						645,454
Deferred loan fees and costs, overdrafts, in-process accounts						820
Total Portfolio Loans						$646,274

Return to Cross Reference Table

Loan Portfolio Aging Analysis

The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

Tables detailing the loan portfolio aging analysis as of March 31, 2014 and December 31, 2013 follows:

Thousands of dollars	Delinquent Loans
As of March 31, 2014	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$65	$-	$65	$17,431	$20,261	$2,765	$2,765
Owner-Occupied CRE	-	-	-	113,348	114,129	781	781
Other CRE	-	-	-	145,225	145,435	210	210
Commercial & Industrial	1,442	-	1,442	99,321	102,379	1,616	1,616
Consumer
Residential Mortgage	604	120	724	133,513	135,159	922	1,042
Consumer Construction	-	-	-	17,386	17,386	-	-
Home Equity	183	-	183	79,893	80,137	61	61
Other Consumer	262	-	262	38,662	38,981	57	57
Subtotal	$2,556	$120	$2,676	$644,779	653,867	$6,412	$6,532
Deferred loan fees and costs, overdrafts, in-process accounts					3,332
Total Portfolio Loans					$657,199

(1) All are accruing.

	Delinquent Loans
As of December 31, 2013	30-89 Days Past Due	90 Days and Over (a) (1)	Total Past Due (b)	Current (c-b-d)	Total Portfolio Loans (c)	Nonaccrual Loans (d)	Total Non-performing (a+d)
Commercial
Commercial CLD	$24	$-	$24	$16,872	$20,756	$3,860	$3,860
Owner-Occupied CRE	128	-	128	104,387	105,237	722	722
Other CRE	-	-	-	142,681	142,805	124	124
Commercial & Industrial	181	-	181	102,566	104,508	1,761	1,761
Consumer
Residential Mortgage	372	169	541	132,221	134,048	1,286	1,455
Consumer Construction	-	-	-	17,369	17,369	-	-
Home Equity	59	-	59	80,746	80,870	65	65
Other Consumer	82	-	82	39,670	39,861	109	109
Subtotal	$846	$169	$1,015	$636,512	645,454	$7,927	$8,096
Deferred loan fees and costs, overdrafts, in-process accounts					820
Total Portfolio Loans					$646,274

(1) All are accruing.

Return to Cross Reference Table

Impaired Loans

Information regarding impaired loans as of March 31, 2014 and December 31, 2013 follows:

	March 31, 2014			December 31, 2013
Thousands of dollars	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$753	$-	$445	$753	$-
Owner-Occupied CRE	1,060	2,057	-	1,248	2,086	-
Other CRE	970	1,283	-	929	1,238	-
Commercial & Industrial	1,595	4,605	-	351	3,309	-
Consumer
Residential Mortgage	1,552	1,552	-	1,590	1,606	-
Home Equity	286	286	-	268	268	-
Other Consumer	26	26	-	75	75	-
Subtotal	5,934	10,562	-	4,906	9,335	-

Loans with a specific valuation allowance
Commercial
Commercial CLD	3,082	4,418	826	4,253	4,476	1,901
Owner-Occupied CRE	1,514	1,765	605	1,537	1,787	494
Other CRE	3,895	3,895	888	3,929	3,929	894
Commercial & Industrial	665	665	316	2,039	2,046	589
Consumer
Residential Mortgage	2,828	2,828	710	3,069	3,069	735
Home Equity	-	-	-	-	-	-
Other Consumer	-	-	-	-	-	-
Subtotal	11,984	13,571	3,345	14,827	15,307	4,613

Total Impaired Loans
Commercial
Commercial CLD	3,527	5,171	826	4,698	5,229	1,901
Owner-Occupied CRE	2,574	3,822	605	2,785	3,873	494
Other CRE	4,865	5,178	888	4,858	5,167	894
Commercial & Industrial	2,260	5,270	316	2,390	5,355	589
Consumer
Residential Mortgage	4,380	4,380	710	4,659	4,675	735
Home Equity	286	286	-	268	268	-
Other Consumer	26	26	-	75	75	-
Total Impaired Loans	$17,918	$24,133	$3,345	$19,733	$24,642	$4,613

Return to Cross Reference Table

Information regarding average investment in impaired loans and interest income recognized on those loans for the three month period ended March 31, 2014 and 2013 is shown below.

	Three Months ended March 31,
Thousands of dollars	2014		2013
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial
Commercial CLD	$445	$-	$508	$-
Owner-Occupied CRE	1,064	8	2,971	9
Other CRE	958	4	4,407	9
Commercial & Industrial	1,606	4	1,079	7
Consumer
Residential Mortgage	890	7	1,433	8
Home Equity	85	1	16	1
Other Consumer	58	-	148	-
Subtotal	5,106	24	10,562	34

Loans with a specific valuation allowance
Commercial
Commercial CLD	4,187	15	7,523	59
Owner-Occupied CRE	1,519	17	3,836	20
Other CRE	3,911	41	3,348	35
Commercial & Industrial	671	11	1,501	23
Consumer
Residential Mortgage	3,645	31	3,538	38
Home Equity	-	-	-	-
Other Consumer	-	-	-	-
Subtotal	13,933	115	19,746	175

Total Impaired Loans
Commercial
Commercial CLD	4,632	15	8,031	59
Owner-Occupied CRE	2,583	25	6,807	29
Other CRE	4,869	45	7,755	44
Commercial & Industrial	2,277	15	2,580	30
Consumer
Residential Mortgage	4,535	38	4,971	46
Home Equity	85	1	16	1
Other Consumer	58	-	148	-
Total Impaired Loans	$19,039	$139	$30,308	$209

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

It is the Bank's policy to have any restructured loan that is on nonaccrual status before being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $2.9 million at March 31, 2014 and $4.2 million at December 31, 2013. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $10.8 million at March 31, 2014 and $11.0 million at December 31, 2013.

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

Return to Cross Reference Table

Accruing restructured loans at March 31, 2014 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.

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

The following table presents information regarding loans newly-classified as TDRs for the three month periods ended March 31, 2014 and 2013.

	Period ended March 31,
	2014			2013
Dollars in thousands	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Total Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Commercial
Owner-Occupied CRE	-	$-	$-	1	$121	$121
Consumer
Residential Mortgage	-	-	-	1	368	368
Total	-	$-	$-	2	$489	$489

The table below provides a breakdown of accruing restructured loans by type at March 31, 2014. The table also includes the average yield on accruing restructured loans and the yield for the entire portfolio, for commercial loans and residential mortgage and home equity loans, for the first quarter of 2014.

	March 31, 2014		First Quarter
Dollars in thousands	Number of Loans	Recorded Balance	Avg. Yield	Portfolio Yield
CLD Loans	4	$1,526
Other Commercial Loans	13	5,129
Total Commercial Loans	17	6,655	4.94%	4.99%

Residential Mortgage & Home Equity Loans	21	4,183	3.56%	4.45%
Total Accruing Restructured Loans	38	$10,838

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

During the first quarters ended in 2014 and 2013, there were no TDRs that subsequently defaulted within twelve months of being restructured.  A TDR is in payment default once it is ninety days contractually past due under the modified terms (unless otherwise stated). Since the Company treats accruing TDRs as impaired loans and evaluates TDRs individually for impairment, the allowance for loan losses is not generally affected by a subsequent default of a TDR.

Note 5 - Stock Based Compensation

The Company has stock based compensation plans as described below. The Company recorded $77,500 and $62,500, respectively, in compensation expense related to stock based compensation plans for the three month periods ended March 31, 2014 and 2013. The Company has a policy of issuing authorized but unissued common shares for the award, satisfaction or settlement of stock-based compensation.

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

The following tables show activity for the three months ended March 31, 2014 for awards granted under the Incentive Plan:

	Stock-Only Stock Appreciation Rights
	Awards	Weighted Avg.
	Outstanding	Exercise Price
Balance at January 1	184,750	$3.71
Awards granted	-	-
Awards exercised	(2,000)	$3.35
Awards forfeited	-	-
Balance at March 31	182,750	$3.72

Return to Cross Reference Table

	Restricted Stock		Restricted Stock Units
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Nonvested at January 1	10,500	$5.05	85,749	$4.26
Awards granted	24,998	$12.15	-	-
Awards vested	-	-	(13,921)	$3.35
Awards forfeited	-	-	-	-
Nonvested at March 31	35,498	$10.05	71,828	$4.43

As of March 31, 2014, unrecognized compensation expense related to the Incentive Plan totaled $562,000. Compensation expense for stock-only stock appreciation rights ("SOSARs") and restricted stock grants is recognized over approximately three years. Compensation expense for restricted stock units ("RSUs") is based on an expected level of achievement of performance targets as determined at the time of each grant, and is usually recognized over three years.

The fair value of restricted stock and RSU grants is considered to be the market price of Company common stock at the grant date. The fair value of each SOSAR grant is estimated on the grant date using the Black-Scholes option pricing model. Grants were awarded in March of 2013. Fair value of grants is based on the weighted-average assumptions shown in the following table.

2013
Dividend yield	0.0%
Expected life in years	5
Expected volatility	28.8%
Risk-free interest rate	0.72%
Fair value	$1.345

The following table provides information regarding SOSARs at March 31, 2014:
	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$3.30 to $5.05	182,750	7.02	Years	$3.72	131,063	$3.51

At March 31, 2014, the aggregate intrinsic value of SOSARs outstanding was $1.6 million. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on March 31, 2014 and the exercise price of the SOSARs, multiplied by the number of in-the-money SOSARs held by each holder, assuming all holders had exercised their SOSARs on March 31, 2014. The weighted–average period over which non-vested SOSARs are expected to be recognized is less than six months.

Return to Cross Reference Table

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

The following summarizes year to date option activity for the 2005 Plan:

	Options	Weighted Avg.
Stock Options	Outstanding	Exercise Price
Balance at January 1, 2014	321,236	$21.51
Options exercised	(9,500)	7.24
Options expired	(35,693)	27.21
Options forfeited	-	-
Balance at March 31, 2014	276,043	$21.26

The table below provides information regarding stock options outstanding under the 2005 Plan at March 31, 2014.

	Options Outstanding				Options Exercisable
Range of	Number	Weighted Average		Weighted Avg.	Number	Weighted Avg.
Exercise Prices	Outstanding	Remaining Contractual Life		Exercise Price	Outstanding	Exercise Price
$6.00 to $32.14	276,043	2.10	Years	$21.26	276,043	$21.26

As of the end of the first quarter of 2014, there was no unrecognized compensation expense related to the stock options granted under the 2005 Plan. At March 31, 2014, the total outstanding stock options granted under the 2005 Plan had an intrinsic value of $348,000. Intrinsic value was determined by calculating the difference between the Company's closing common stock price on March 31, 2014 and the exercise price of each option, multiplied by the number of in-the-money stock options held by each holder, assuming all holders had exercised their stock options on March 31, 2014.

Return to Cross Reference Table

Note 6 - Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated financial statements. The unpaid principal balance of loans serviced for others at March 31, 2014 and December 31, 2013 were as follows:

In thousands of dollars	3/31/14	12/31/13	Change	Percent
Total loans serviced	$982,336	$978,204	$4,132	0.4%

Unamortized loan servicing rights are included in accrued interest receivable and other assets on the condensed consolidated balance sheet, for the three month period ended March 31, 2014 and 2013, are shown below.

	Three Months Ended
	March 31,
In thousands of dollars	2014	2013
Balance at beginning of period	$7,387	$6,379
Amount capitalized	237	842
Amount amortized	(235)	(462)
Balance at March 31	$7,389	$6,759

The fair value of servicing rights was as follows:

In thousands of dollars	3/31/14	12/31/13
Fair value, January 1	$12,127	$8,285
Fair value, end of period	$14,126	$12,127

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

Return to Cross Reference Table

A reconciliation of basic and diluted earnings per common share follows:

	Three Months Ended
	March 31,
In thousands, except per-share data	2014	2013
Net income	$2,004	$1,942
Less:
Accretion of discount on preferred stock	-	(29)
Dividends on preferred stock	-	(258)
Income available to common shareholders	$2,004	$1,655

Basic earnings per share:
Weighted avg. common shares outstanding	12,713.3	12,689.6
Weighted avg. contingently issuable shares	133.9	125.5
Total weighted average common shares outstanding	12,847.2	12,815.1
Basic earnings per share	$0.16	$0.13

Diluted earnings per share:
Weighted average common shares outstanding from basic earnings per share	12,847.2	12,815.1
Dilutive effect of stock incentive plans	181.1	-
Total weighted average common shares outstanding	13,028.3	12,815.1
Diluted earnings per share	$0.15	$0.13

A total of 206,543 non-dilutive shares subject to RSU, and SOSAR grants and stock options existed for the three month period ended March 31, 2014 and 383,517 non-dilutive shares subject to RSU, and SOSAR grants and stock options existed for the same time period in 2013.  These shares were not considered in computing diluted earnings per share because they were not dilutive.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements were classified at March 31, 2014 and December 31, 2013, in thousands of dollars:

Thousands of dollars		Fair Value Measurements Using
March 31, 2014	Fair Value	Level 1	Level 2	Level 3
Available for sale securities:
U.S. Treasury and agency securities	$23,759	$-	$23,759	$-
Mortgage-backed agency securities	128,994	-	128,994	-
Obligations of states and political subdivisions	21,586	-	21,586	-
Equity securities	27	27	-	-
Hedged loan	7,245	-	7,245	-
Interest rate swap asset	42	-	42	-

December 31, 2013
Available for sale securities:
U.S. Treasury and agency securities	$23,498	$-	$23,498	$-
Mortgage-backed agency securities	146,142	-	146,142	-
Obligations of states and political subdivisions	21,490	-	21,490	-
Equity securities	28	28	-	-
Hedged loan	7,246	-	7,246	-
Interest rate swap asset	86	-	86	-

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

Transfers between Levels

There were no transfers between Levels 1, 2 and 3 in the quarter ended March 31, 2014 of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis.

Nonrecurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a non-recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

In thousands of dollars		Fair Value Measurements Using
Impaired Loans (Collateral Dependent):	Fair Value	Level 1	Level 2	Level 3
March 31, 2014	$10,837	$-	$-	$10,837
December 31, 2013	11,599	-	-	11,599
Other Real Estate Owned:
March 31, 2014	-	-	-	-
December 31, 2013	792	-	-	792

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

Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements as of March 31, 2014 and December 31, 2013. For both periods, the valuation technique used is market comparable properties and unobservable inputs are based on marketability discount at the rates shown.

	Impaired loans (collateral dependent)
dollars in thousands	3/31/14	12/31/13
Fair value	$10,837	$11,599
Range	7.5%-32.5%	7.5%-32.5%
Weighted average	15.9%	12.0%

Other Real Estate Owned
Other Real Estate Owned is measured at fair value on a nonrecurring basis less costs to sell.  The estimates of fair value are based on the most recently available appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.  These appraisals are discounted depending on the type of property and the type of appraisal (market value vs. liquidation value).  There were no adjustments to fair value of other real estate owned in the three months ended March 31, 2014.

Return to Cross Reference Table

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of principal financial assets and liabilities, in thousands of dollars, at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014
	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$58,109	$58,109	$-	$-
Securities available for sale	174,366	27	174,339	-
FHLB Stock	2,691	-	2,691	-
Loans held for sale	756	-	756	-
Net portfolio loans	638,143	-	7,245	633,707
Accrued interest receivable	2,671	-	2,671	-
Interest rate swap asset	42	-	42	-

Financial Liabilities
Total deposits	$(812,951)	$(170,657)	$(642,706)	$-
FHLB advances	(11,961)	-	(12,628)	-
Other borrowings	(8,000)	-	(8,000)	-
Accrued interest payable	(153)	-	(153)	-

	December 31, 2013
Financial Assets
Cash and cash equivalents	$26,261	$26,261	$-	$-
Securities available for sale	191,158	28	191,130	-
FHLB Stock	2,691	-	2,691	-
Loans held for sale	4,260	-	4,260	-
Net portfolio loans	625,827	-	7,246	621,791
Accrued interest receivable	2,607	-	2,607	-
Interest rate swap asset	86	-	86	-

Financial Liabilities
Total deposits	$(790,497)	$(167,236)	$(623,956)	$-
FHLB advances	(11,961)	-	(12,517)	-
Other borrowings	(10,000)	-	(10,000)	-
Accrued interest payable	(190)	-	(190)	-

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

Return to Cross Reference Table

The fixed-rate payment feature of the interest rate swap is structured at inception to mirror substantially all of the provisions of the hedged loan agreement. This interest rate swap, designated and qualified as a fair value hedge, is carried on the consolidated balance sheet at fair value in "other assets" (when the fair value is positive) or in "other liabilities" (when the fair value is negative).

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

Our credit exposure, if any, on the interest rate swap is limited to the favorable value (net of any collateral pledged to us) and interest payments of the interest rate swap by the counterparty. We are required to post collateral to the counterparty. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of March 31, 2014, we have posted cash collateral of $370,200 related to the collateral requirements of the interest rate swap.

As of March 31, 2014, the Company had one interest rate swap, which is scheduled to mature in June 2020. The interest rate swap is accounted for as a fair value hedge, and is settled monthly with the counterparty. As of March 31, 2014, the notional amount of the interest rate swap was approximately $7.2 million. The fair value of the interest rate swap at March 31, 2014 was $42,000.

The hedging relationship of the interest rate swap is tested for effectiveness on a quarterly basis, and, at March 31, 2014, was determined to be highly effective, with no resulting impact on the income statement of the Company for the three months ended March 31, 2014.

Note 10 – Borrowings

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of March 31, 2014).  The Company makes quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of March 31, 2014, United had an outstanding principal balance of $8.0 million on the line of credit, and a balance of $10.0 million outstanding as of December 31, 2013.

Return to Cross Reference Table

Note 11 – Accounting Developments

Accounting Standards Update No. 2014-01- Accounting for Investments in Qualified Affordable Housing Projects – In January 2014, FASB issued ASU 2014-01. This update provides guidance to investors in affordable housing projects that qualify for the low-income housing credit. The ASU will allow investors, in certain cases, to qualify for the use of the effective yield method of accounting in lieu of the equity method or the cost method.  The new standard deems that investors should disclose information which allows users of its financial statements to understand this type of investment and the risks involved, including the related tax credits.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is currently analyzing the effects the ASU will have on its financial position and results of operations.

Accounting Standards Update No. 2014-04- Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure – In January 2014, FASB issued ASU 2014-04.  This amendment is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, and when a creditor should be considered to have received physical possession of residential real estate property.  The Update also defines when the accounting change for the loan should take place.

The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 12 – Legal Proceedings

On or about January 17, 2014, a class action complaint was filed in the Circuit Court for Washtenaw County, Michigan, Business Division, by an individual purporting to be a shareholder of United.

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

Return to Cross Reference Table

As of the date of this report, there were no other material pending legal proceedings other than routine litigation incidental to the business of banking to which the Company or its subsidiaries are a party or of which any of our properties are the subject.

Note 13 – Pending Merger

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

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion provides information about the consolidated financial condition and results of operations for  United Bancorp, Inc. (the "Company" or "United") and its subsidiary bank, United Bank & Trust ("UBT" or the "Bank"), for the three month periods ended March 31, 2014 and 2013. The discussion should be reviewed in conjunction with the Company's consolidated financial statements and related notes.

Background

United is a Michigan Corporation headquartered in Ann Arbor, Michigan and is the holding company for UBT, a Michigan-chartered bank organized over 120 years ago. We are registered as a bank holding company under the Bank Holding Company Act of 1956. At March 31, 2014, we had total assets of $921.8 million, deposits of $813.0 million, and total shareholders' equity of $85.0 million. Our common stock is quoted on the OTCQB under the symbol "UBMI."

Return to Cross Reference Table

We have four primary lines of business under one operating segment of commercial banking: banking services, residential mortgage, wealth management and structured finance. We believe that these four lines of business provide us with a diverse and strong core revenue stream. During the three months ended March 31, 2014, our noninterest income equaled 34.2% of our combined net interest income and noninterest income. For the five years ended December 31, 2013, noninterest income averaged 37.5% of our combined net interest income and noninterest income.

This diverse revenue stream has enabled us to achieve a pre-tax, pre-provision return on average assets of 1.36% for the three month period ended March 31, 2014.  Pre-tax, pre-provision return on average assets is not consistent with, or intended to replace, presentation under generally accepted accounting principles. For additional information about our pre-tax, pre-provision income and return on average assets, please see "Pre-Tax, Pre-provision Income and Return on Average Assets" under "Results of Operations" below.

The Bank offers a full range of services to individuals, corporations, fiduciaries and other institutions. Banking services include checking accounts, NOW accounts, savings accounts, time deposit accounts, money market deposit accounts, safe deposit facilities and money transfers. Lending operations provide real estate loans, secured and unsecured business and personal loans, consumer installment loans, credit card and check-credit loans, home equity loans, accounts receivable and inventory financing, and construction financing. The Bank also offers a full complement of online services, including internet banking and bill payment.

Our mortgage group offers our customers a full array of conventional residential mortgage products, including purchase, refinance and construction loans. Due to our local decision making and fully-functional back office, we believe we have consistently been one of the most active originators of residential mortgage loans in our market area. Our mortgage group generated 22.7% of our noninterest income for the three months ended March 31, 2014.  While still significant, this percentage is lower than in recent quarters and reflects the negative impact of increasing interest rates on mortgage refinance activity and new loan production.

Our Wealth Management group is a key focus of our growth and diversification strategy and offers a variety of investment services to individuals, corporations and governmental entities. Our Wealth Management group generated 36.0% of our noninterest income for the three months ended March 31, 2014.

Our structured finance group, United Structured Finance Company, offers simple, effective financing solutions to small businesses and commercial property owners, primarily by utilizing various government guaranteed loan programs and other off-balance sheet finance solutions through secondary market sources. For the twelve months ended September 30, 2013 and 2012, USFC was the leading SBA lender in Lenawee, Washtenaw and Livingston Counties combined. For the twelve months ended September 30, 2013, USFC was the third largest SBA 7A lender in Michigan, based on loan volume.1  USFC generated 12.8% of the Company's noninterest income for the three months ended March 31, 2014.

1 U.S. Small Business Administration, Detroit, Michigan office

Return to Cross Reference Table

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

The Merger is proceeding, as the two partners continue to work on pre-integration planning activities and pursuing required shareholder and regulatory approvals.  The Company currently expects that the merger will be completed in the third quarter of 2014, pending receipt of required shareholder and regulatory approvals.

The Merger Agreement was previously filed with the Securities Exchange Commission on January 8, 2014 in the Company's Current Report on Form 8-K, Exhibit 2.1, and is here incorporated by reference.

Board Resolution

On April 24, 2014, the Company's Board of Directors rescinded its Board Resolution of April 22, 2010, which had required the Company to obtain written approval from the Federal Reserve Bank prior to any of the following:  (i) declaration or payment of common or preferred stock dividends; (ii) any increase in debt or issuance of trust preferred obligations; or (iii) the redemption of Company stock.  By letter dated March 12, 2014, the Federal Reserve Bank indicated that it posed no objection should the Company's Board of Directors choose to rescind the Board Resolution as of the date of the letter.

Executive Summary

The Company reported consolidated net income of $2.0 million, or $0.15 diluted earnings per share of common stock, for the three months ended March 31, 2014, compared to $1.9 million, or $0.13 diluted earnings per share of common stock, for the same period of 2013.  If Merger-related expenses of $0.7 million ($0.6 million after-tax) were excluded, consolidated net income for the three months ending March 31, 2014 would have been $2.6 million, or $0.20 diluted earnings per share of common stock.  Return on average assets ("ROA") was 0.89% for the first quarter of 2014, compared to 0.87%, for the comparable period of 2013. Return on average shareholders' equity ("ROE") was 9.75% for the first quarter of 2014, compared to 8.07%, for the same period of 2013.

Return to Cross Reference Table

In the first quarter of 2014, the Company's net interest income of $8.3 million was up 13.5% compared to the same period of 2013. United's net interest margin was 3.88% for the three month period ended March 31, 2014, compared to 3.46% for the same period of 2013, and was substantially unchanged from 3.91% for the fourth quarter of 2013.  The Company's mix of assets has evolved over recent quarters. Portfolio loan growth of $57.1 million in the twelve months ended March 31, 2014 has contributed to this shift in mix, and has helped the Company's yield on its earning assets. The Company continues to fund its growth primarily with core deposits. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.29% for the first quarter 2014.

The Company's combined net interest income and noninterest income was down 4.9% in the first quarter of 2014 compared to the same period of 2013.  Noninterest income of $4.3 million for the most recent quarter decreased by 27.5% compared to the first quarter of 2013. This decline in noninterest income resulted primarily from decreased loan originations, both of residential mortgages and SBA loans. United's proceeds from the sale of loans originated for sale in the first quarter of 2014 was $27.4 million, down 73.2% from the same quarter of 2013.  The decline in noninterest income derived from the sale of loans was somewhat offset by an increase in net servicing income on the Company's servicing portfolio of $982.3 million as of March 31, 2014.  In addition, wealth management fee income for the first quarter of 2014 increased 10.1% to $1.5 million, and represented 36% of total noninterest income for the three months ending March 31, 2014.

Total noninterest expense for the first quarter of 2014 of $9.5 million was up 0.1% from the first quarter of 2013. If Merger-related expenses of $0.7 million were excluded, noninterest expense would have decreased 7.2% in the first quarter 2014 compared with the same period in 2013.  During the first quarter of 2014 compared to the same period of 2013, the Company experienced decreased levels of commissions and other compensation costs related to the reduced level of income from loan sales and servicing. In addition, the Company experienced decreases in expenses related to ORE and other foreclosed properties, attorney and professional fees, and FDIC insurance premiums in the first quarter of 2014 compared with the same period in 2013.

The Company did not book any provision for loan losses for the first quarter of 2014, down from $1.0 million for the same period of 2013. The reduced level of provision for loan losses is a direct result of United's improvement in its credit quality measures and Management's evaluation of the adequacy of the allowance for loan losses.

Total consolidated assets of the Company were $921.8 million at March 31, 2014 compared to $899.0 million at December 31, 2013 and $927.2 million at March 31, 2013. Total portfolio loans of $657.2 million increased by $10.9 million in the first three months of 2014, and by $57.1 million since March 31, 2013.

The Company generally sells its fixed rate long-term residential mortgages on the secondary market, and retains adjustable rate mortgages in its loan portfolio. Loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balance of loans serviced for others at March 31, 2014 was $982.3 million, and has increased by $86.4 million, or 9.6%, in the twelve months ended March 31, 2014.

Return to Cross Reference Table

United's balances in federal funds sold and other short-term investments were $38.3 million at March 31, 2014, compared to $12.5 million at December 31, 2013 and $69.9 million at March 31, 2013.  Investment security sales of $10.7 million and seasonal increases in deposits contributed to this shift in the first quarter of 2014.  Securities available for sale of $174.4 million at March 31, 2014 were down $16.8 million from December 31, 2013 levels, and $28.9 million since March 31, 2013.

Total deposits of $813.0 million at March 31, 2014 were up $22.5 million from $790.5 million at December 31, 2013, with the bulk of the growth in interest-bearing deposit balances. The majority of the Bank's deposits are derived from core client sources, relating to long-term relationships with local individual, business and public fund clients. Public fund clients include local government and municipal bodies, hospitals, universities and other educational institutions. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.29% for the first quarter of 2014, down from 0.47% for the same period of 2013.

The Company's ratio of allowance for loan losses to total loans was 2.90% and the ratio of allowance for loan losses to nonperforming loans was 291.7% at March 31, 2014, compared to 3.16% and 252.6%, respectively, at December 31, 2013, and 3.69% and 147.9%, respectively, at March 31, 2013.  Net charge-offs for the most recent quarter were $1.4 million, and were primarily associated with loans for which the Company carried specific reserves at December 31, 2013.

Within the Company's loan portfolio, $6.5 million of loans were considered nonperforming at March 31, 2014 compared to $8.1 million at December 31, 2013 and $15.0 million at March 31, 2013. Total nonperforming loans as a percent of total portfolio loans decreased from 1.25% at the end of 2013 and 2.50% at March 31, 2013 to 0.99% at March 31, 2014. For purposes of this presentation, nonperforming loans consist of nonaccrual loans and accruing loans that are past due 90 days or more, and exclude accruing restructured loans. Balances of accruing restructured loans at March 31, 2014, December 31, 2013 and March 31, 2013 were $10.8 million, $11.0 million and $14.2 million, respectively.

Financial Condition
Investment Securities

Balances in the securities portfolio have declined modestly in the first three months of 2014, primarily due to sales of $10.7 million.  The makeup of the Company's investment portfolio evolves with the changing price and risk structure, and liquidity needs of the Company.

Return to Cross Reference Table

The table below reflects the carrying value of the various categories of investment securities of the Company, along with the percentage composition of the portfolio by type as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
In thousands of dollars	Balance	% of total	Balance	% of total
U.S. Treasury and agency securities	$23,759	13.6%	$23,498	12.3%
Mortgage-backed agency securities	128,994	74.0%	146,142	76.5%
Obligations of states and political subdivisions	21,586	12.4%	21,490	11.2%
Equity securities	27	0.0%	28	0.0%
Total Investment Securities	$174,366	100.0%	$191,158	100.0%

Investments in U.S. Treasury and agency securities are considered to possess low credit risk. Obligations of U.S. government agency mortgage-backed securities possess a somewhat higher interest rate risk due to certain prepayment risks. The Company's portfolio contains no mortgage-backed securities or structured notes that the Company believes to be "high risk." The municipal portfolio contains a small level of geographic risk, as approximately 1.5% of the investment portfolio is issued by political subdivisions located within Lenawee County, Michigan, 3.9% in Washtenaw County, Michigan, and 1.1% in Monroe County, Michigan. The Bank's investment in local municipal issues reflects our commitment to the development of the local area through support of its local political subdivisions. The Company has no investments in securities of issuers outside of the United States.  The Company owns no obligations issued by the City of Detroit.

Management believes that the unrealized losses within the investment portfolio are temporary, since they are a result of interest rate changes, rather than a reflection of credit quality. Management has no specific intent to sell any securities, although the entire investment portfolio is classified as available for sale.

The following chart summarizes net unrealized gains and losses in each category of the portfolio at March 31, 2014 and December 31, 2013.

Unrealized gains (losses) in thousands of dollars	3/31/14	12/31/13	Change
U.S. Treasury and agency securities	$(634)	$(975)	$341
Mortgage-backed agency securities	170	(440)	610
Obligations of states and political subdivisions	169	50	119
Equity securities	1	2	(1)
Total Investment Securities	$(294)	$(1,363)	$1,069

Return to Cross Reference Table

Portfolio Loans

The following table shows the dollar and percent change in the major categories of loans for the periods reported. All loans are domestic and contain no significant concentrations by industry or client.

Periods ended March 31, 2014	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Commercial construction & land development	$(495)	-2.4%	$(8,633)	-29.9%
Owner-occupied commercial real estate loans	8,892	8.4%	10,718	10.4%
Other commercial real estate loans	2,630	1.8%	30,402	26.4%
Commercial & industrial loans	(2,129)	-2.0%	461	0.5%
Residential mortgages	1,111	0.8%	12,591	10.3%
Consumer construction	17	0.1%	3,947	29.4%
Home equity loans	(733)	-0.9%	4,798	6.4%
Other consumer loans	(880)	-2.2%	3,791	10.8%
Deferred loan fees and costs, overdrafts, in-process accounts	2,512	306.3%	(997)	-23.0%
Total portfolio loans	$10,925	1.7%	$57,078	9.5%

The Company continues to experience steady growth of portfolio loans. Total portfolio loan balances increased by $10.9 million, or 1.7%, from December 31, 2013 and $57.1 million, or 9.5%, from March 31, 2013.

Personal loans on the Company's balance sheet included home equity lines of credit, direct and indirect loans for automobiles, boats, recreational vehicles and other items for personal use. Personal loan balances decreased by $1.6 million, or 1.3%, in the first quarter of 2014, and grew by $8.6 million, or 7.8%, in the twelve months ended March 31, 2014.

Business loan balances (consisting of owner-occupied commercial real estate loans, other commercial real estate loans and commercial and industrial loans) increased by $9.4 million, or 2.7%, in the first quarter of 2014, and have increased by $41.6 million, or 13.0%, over the twelve months ended March 31, 2014. While the Company has continued to be an active lender in its markets, the loan growth has been aided by United's entry into adjacent markets, principally the Livingston County market.  The Bank's loan portfolio includes no purchased participations of business loans originated by other institutions.

The Bank generally sells its production of fixed-rate residential mortgages on the secondary market, and retains high credit quality residential mortgage loans that are not otherwise eligible to be sold on the secondary market and shorter-term adjustable rate residential mortgages in its portfolio. As a result, the mix of residential mortgage production for any given year will have an impact on the amount of residential mortgages held in the portfolio of the Bank. Portfolio balances of residential mortgages increased by 0.8% in the first quarter of 2014 and by 10.3% in the twelve months ended March 31, 2014.

Return to Cross Reference Table

Outstanding balances of loans for construction and development have decreased by $477,000 in the first quarter of 2014 and by $4.7 million since March 31, 2013. The decrease over the past year consisted of approximately $8.6 million of commercial construction (primarily owner-occupied) loans, while consumer residential construction loans increased $3.9 million. Residential construction loans generally convert to residential mortgages to be retained in the Bank's portfolio or to be sold in the secondary market, while commercial construction loans generally will be converted to commercial mortgages.

Credit Quality

Nonperforming Assets. The Company actively monitors delinquencies, nonperforming assets and potential problem loans. The accrual of interest income is discontinued when a loan becomes ninety days past due unless the loan is both well secured and in the process of collection, or the borrower's capacity to repay the loan and the collateral value appears sufficient.

The chart below shows the amount of nonperforming assets by category for the past five quarters.

Nonperforming assets
In thousands of dollars	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13
Nonaccrual loans	$6,412	$7,927	$13,028	$13,910	$14,598
Accruing loans past due 90 days or more	120	169	292	298	380
Total nonperforming loans	6,532	8,096	13,320	14,208	14,978
Nonperforming loans % of total portfolio loans	0.99%	1.25%	2.07%	2.30%	2.50%
Allowance coverage of nonperforming loans	291.7%	252.6%	164.9%	154.8%	147.9%

Other assets owned	2,031	1,850	2,056	2,402	3,106
Total nonperforming assets	$8,563	$9,946	$15,376	$16,610	$18,084
Nonperforming assets % of total assets	0.93%	1.11%	1.67%	1.83%	1.95%
Loans delinquent 30-89 days	$2,556	$846	$2,265	$2,396	$2,352

Commercial
Commercial CLD	$1,526	$1,586	$1,658	$1,686	$4,728
Owner-Occupied CRE	694	704	503	1,141	1,154
Other CRE	3,677	3,707	3,728	3,083	3,378
Commercial & Industrial	758	774	790	805	734
Total commercial	6,655	6,771	6,679	6,715	9,994
Consumer
Residential mortgage	$4,013	$4,023	$3,748	$4,296	$4,001
Home Equity	170	170	170	171	171
Total consumer	4,183	4,193	3,918	4,467	4,172
Total accruing restructured loans	$10,838	$10,964	$10,597	$11,182	$14,166

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

The Company has achieved significant improvement in its credit quality measures in recent periods. Total nonperforming loans have declined by $1.6 million since December 31, 2013, and have declined by $8.4 million since March 31, 2013. Total nonperforming loans as a percent of total portfolio loans were 0.99% at March 31, 2014, down from 1.25% and 2.50% at December 31 and March 31, 2013, respectively, while the ratio of allowance for loan losses to nonperforming loans increased from 147.9% and 252.6%, respectively, at March 31 and December 31, 2013, to 291.7% at March 31, 2014. Loan workout and collection efforts continue with all delinquent clients, in an effort to bring them back to performing status.

Other assets owned includes other real estate owned and other repossessed assets, which may include automobiles, boats and other personal property. Holdings of other assets owned increased by $181,000 for the three months ended March 31, 2014.  At March 31, 2014, other real estate owned included ten properties that were acquired through foreclosure or in lieu of foreclosure. The properties included seven commercial properties, four of which were the result of out-of-state loan participations, and three residential properties. All properties are for sale. Other repossessed assets at March 31, 2014 consisted of two automobiles and one boat. The following table reflects the activity in other assets owned during the first three months of 2014.

In thousands of dollars	ORE	Other Repossessed Assets	Total
Balance at January 1	$1,850	$-	$1,850
Additions	212	21	233
Sold	(42)	(10)	(52)
Write-downs of book value	-	-	-
Balance at March 31	$2,020	$11	$2,031

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

It is the Bank's policy to have any restructured loans which are on nonaccrual status prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $2.9 million at March 31, 2014 and $4.2 million at December 31, 2013. If a restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status. The balance of accruing restructured loans was $10.8 million at March 31, 2014 and $11.0 million at December 31, 2013.

All TDRs are considered impaired by the Company. Loans that are considered TDRs are classified as performing unless they are on nonaccrual status or are greater than 90 days delinquent as of the end of the most recent quarter. Under Company policy, a loan may be removed from TDR status when it is determined that the loan has performed according to its modified terms for a sustained period of repayment performance (generally not less than six months and not during the calendar year in which the restructuring took place), and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. On a quarterly basis, the Company individually reviews all TDRs to determine if a loan meets this criteria.

Accruing restructured loans at March 31, 2014 are comprised of two categories of loans on which interest is being accrued under their restructured terms, and the loans are current or less than ninety days past due. The first category consists of commercial loans, primarily comprised of business loans that have been temporarily modified as interest-only loans, generally for a period of up to one year, without a sufficient corresponding increase in the interest rate.  Within this category are CLD loans that have been renewed as interest only, generally for a period of up to one year, to assist the borrower. The Bank does not generally forgive principal or interest on restructured loans. However, when a loan is restructured, principal is generally received on a delayed basis as compared to the original repayment schedule. CLD loans that are restructured are generally modified to require interest-only for a period of time. The Bank does not generally reduce interest rates on restructured commercial loans.

The second category included in accruing restructured loans consists of residential mortgage and home equity loans whose terms have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The Company performed its quarterly evaluation of the specific reserves on all of its TDRs at March 31, 2014. All of the Company's accruing TDRs are performing in accordance with their modified terms and have demonstrated the necessary performance for the accrual of interest.

Return to Cross Reference Table

The following table compares the recorded investment in accruing TDRs and their specific reserve amount, as of March 31, 2014 and December 31, 2013.

In thousands of dollars	3/31/14	12/31/13	Change
Balance of TDR Loans	$10,838	$10,964	$(126)
Specific reserve on above loans	2,839	2,968	(129)
Percent	26.2%	27.1%

Impaired Loans. A loan is classified as impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Within the Bank's loan portfolio, $17.9 million of impaired loans have been identified as of March 31, 2014, down from $19.7 million at December 31, 2013. The specific allowance for impaired loans was $3.3 million at March 31, 2014, down from $4.6 million at December 31, 2013.

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

Return to Cross Reference Table

Allowance for Loan Losses. The Company's allowance for loan losses declined by $1.4 million during the first quarter of 2014 and has decreased by $3.1 million since March 31, 2013. The allowance for loan losses as a percent of total loans of 2.90% at March 31, 2014 was down from 3.69% at March 31, 2013. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on an evaluation of the loan portfolio, past loan loss experience, current economic conditions, volume, amount, and composition of the loan portfolio, and other factors management believes to be relevant.

The table below provides a breakdown of ALLL, charge-offs and combined losses as of March 31, 2014 for impaired and non-impaired loans. Impaired loans are further split between accruing TDRs and other impaired loans.

				% of
	Unpaid			Unpaid
	Principal		Cumulative	Principal
Dollars in thousands	Balance	ALLL	Allowance	Balance
Accruing TDRs	$10,838	$2,839	$2,839	26.2%

Other Impaired Loans	7,080	506	506
Cumulative Charge-offs	6,215	-	6,215
Total	13,295	506	6,721	50.6%

Non-impaired loans	$639,281	$15,711	$15,711	2.5%

Deposits

United funds its operations internally through a large stable base of core deposits to provide cost-effective funding for its lending operations. The majority of deposits are derived from core client sources, relating to long-term relationships with local individual, business and public fund clients. Public fund clients include local governments and municipal bodies, hospitals, universities and other educational institutions. At March 31, 2014, core deposits accounted for 99.6% of total deposits, up slightly from 99.3% at March 31, 2013. For this presentation, core deposits consist of total deposits less national certificates of deposit and brokered deposits. Core deposits include deposits held through the Certificate of Deposit Account Registry Service® ("CDARS") as they represent deposits originated in the Bank's market area.

Return to Cross Reference Table

The table below shows the change in the various categories of the deposit portfolio for the three and twelve month periods ended March 31, 2014.

Changes in categories of deposits
	This Quarter		Twelve-Month
In thousands of dollars	Change	Percent	Change	Percent
Noninterest bearing	$3,421	2.0%	$18,332	12.0%
Interest bearing deposits	19,033	3.1%	(9,426)	-1.4%
Total deposits	$22,454	2.8%	$8,906	1.1%

Deposit balances increased by $22.5 million, or 2.8%, in the first quarter of 2014, and increased by $8.9 million, or 1.1%, in the twelve months ended March 31, 2014. In the most recent quarter, demand deposit balances increased by $3.4 million, while interest bearing deposits increased by $19.0 million. The increase in interest-bearing deposits during the three months ended March 31, 2014 was primarily a result of a seasonal increase in public fund balances.

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

Noninterest bearing deposits continue to make up approximately 21% of total deposits. The following table shows the makeup of the Company's deposits at March 31, 2014, December 31, 2013 and March 31, 2013.

Percentage Makeup of Deposit Portfolio	3/31/14	12/31/13	3/31/13
Noninterest bearing	21.0%	21.2%	18.9%
Interest bearing deposits	79.0%	78.8%	81.1%
Total deposits	100.0%	100.0%	100.0%

Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. During the first three months of 2014, the Bank continued as a participant in the federal funds market, either as a borrower or seller.  The Company also maintains a balance on a line of credit with Chemical Bank.

Federal funds are generally borrowed or sold for one-day periods. The Bank maintains interest-bearing deposit accounts with the Federal Reserve Bank and the FHLBI, as alternatives to federal funds.  The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Federal funds and equivalents were used during the first three months of 2014 and 2013, while short-term advances and discount window borrowings were not utilized during either year.

Return to Cross Reference Table

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first three months of 2014, the Bank procured no new FHLBI advances.

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of March 31, 2014).  The Company makes quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of March 31, 2014, the Company had an outstanding principal balance of $8.0 million on the line of credit, and $10.0 million outstanding as of December 31, 2013.

Results of Operations

Earnings Summary and Key Ratios

Consolidated net income of $2.0 million in the first quarter of 2014 was up from $1.9 million in the first quarter of 2013, primarily as the result of decreased levels of loan loss provision, partially offset by Merger-related expenses and by lower noninterest income. The Company's combined net interest income and noninterest income was down 4.9% in the first quarter of 2014 compared to the same period of 2013, while noninterest expense was up 0.1% from the first quarter of 2013.  If Merger-related expenses of $0.7 million were excluded, noninterest expense would have decreased by 7.2%.

United's net interest margin was 3.88% for the three month period ended March 31, 2014 compared to 3.46% for the first quarter of 2013, and 3.91% for the fourth quarter of 2013.  For the first quarter of 2014, net interest income of $8.3 million was up 13.5% compared to the same period of 2013.

Noninterest income of $4.3 million for the most recent quarter declined by 27.5% compared to the first quarter of 2013 due primarily to the decrease in loan origination in both mortgage and USFC loans. Noninterest income represented 34.2% of the Company's combined net interest income and noninterest income for the three months ended March 31, 2014, compared to 44.8% for the same period of 2013.

Total noninterest expense for the first quarter of 2014 was up 0.1% from the first quarter of 2013. If Merger-related expenses of $0.7 million were excluded, noninterest expense would have decreased 7.2% in the first quarter 2014 compared with the same period in 2013.  During the first quarter of 2014 compared to the same period of 2013, the Company experienced decreased levels of commissions and other compensation costs related to the reduced level of income from loan sales and servicing. In addition, the Company experienced decreases in expenses related to ORE and other foreclosed properties, attorney and professional fees, and FDIC insurance premiums in the first quarter of 2014 compared with the same period in 2013.

Return to Cross Reference Table

The Company did not book any provision for loan losses for the first quarter of 2014, down from $1.0 million for the same period of 2013. The reduced level of provision for losses is a direct result of United's continuing improvement in its credit quality measures. The Company's net charges-offs were $1.4 million for the quarter ended March 31, 2014, and were primarily associated with loans for which the Company carried specific reserves at December 31, 2013.

ROA was 0.89% for the first quarter of 2014, compared to 0.87% for the comparable period of 2013. ROE was 9.75% for the first quarter of 2014, compared to 8.07% for the same period of 2013.

The following chart shows trends in these and other ratios, along with trends of the major components of earnings for the five most recent quarters.

	2014	2013
in thousands of dollars, where appropriate	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Net interest income	$8,270	$8,458	$7,981	$7,824	$7,288
Provision for loan losses	-	-	300	600	1,000
Noninterest income	4,294	4,659	5,115	5,647	5,924
Noninterest expense	9,493	9,475	9,532	9,874	9,486
Federal income tax provision	1,067	1,136	988	910	784
Net income	2,004	2,506	2,276	2,087	1,942
Basic earnings per common share	$0.16	$0.18	$0.15	$0.14	$0.13
Diluted earnings per common share	$0.15	$0.18	$0.15	$0.14	$0.13
Return on average assets (a)	0.89%	1.09%	0.99%	0.92%	0.87%
Return on average shareholders' equity (a)	9.75%	10.96%	9.20%	8.44%	8.07%
Net interest margin	3.88%	3.91%	3.70%	3.68%	3.46%
Efficiency ratio (tax equivalent basis)	75.1%	71.7%	72.2%	72.8%	71.3%
Tier 1 leverage ratio	9.3%	9.1%	9.8%	10.7%	10.5%

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

Return to Cross Reference Table

Management believes that PTPP Income and PTPP ROA are useful and consistent measures of the Company's earning capacity, as these financial measures enable investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle, particularly in times of economic stress. The Company's strong PTPP Income has been achieved through a substantial core funding base which has resulted in a comparatively strong net interest margin, a diversity of noninterest income sources and expansion of our markets. The Company's PTPP ROA was 1.36% for the first quarter of 2014, compared to 1.66% for the same period in 2013.  However, when excluding the merger-related expenses for the three months ending March 31, 2014, the Company's pro-forma PTPP ROA remained stable at 1.66%.

The following table shows the calculation and trend of the components of PTPP Income and PTPP ROA for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
In thousands of dollars	2014	2013	Change
Interest income	$8,876	$8,160	8.8%
Interest expense	606	872	-30.5%
Net interest income	8,270	7,288	13.5%
Noninterest income	4,294	5,924	-27.5%
Noninterest expense	9,493	9,486	0.1%
Pre-tax, pre-provision income	$3,071	$3,726	-17.6%
Average assets	$915,700	$907,707	0.9%
Pre-tax, pre-provision ROA	1.36%	1.66%	-0.30%
Reconcilement to GAAP income:
Provision for loan losses	-	1,000
Income tax	1,067	784
Net income	$2,004	$1,942

Net Interest Income

In the first quarter of 2014, the Company's interest income of $8.9 million was up 8.8% compared to the same period of 2013, while interest expense decreased 30.5% in the first quarter of 2014 compared to the same period in 2013, resulting in an increase in net interest income of 13.5% for the first quarter 2014 compared to 2013.

United's net interest margin was 3.88% for the quarter ended March 31, 2014, and 3.46% for the same period in 2013. Net interest margin has been improving in recent quarters as a result of a shifting asset mix, combined with a continued reduction in cost of funds.  Portfolio loan growth of $57.1 million for the twelve months ended March 31, 2014 contributed to the shift in mix, and helped the Company's yield on its earning assets.  In addition, an increase in longer-term interest rates during the past several quarters reduced prepayment speeds on the Bank's portfolio of mortgage-backed securities, resulting in an improved yield on taxable investments in 2014.

The Company has funded its loan growth through a combination of growth in core deposits, as well as utilization of excess liquidity that had been maintained in interest-bearing deposit accounts with the Federal Reserve Bank. As a result of its strong core funding, the Company's cost of interest-bearing deposits was 0.29% in the first quarter of 2014, down from 0.47% for the same period in 2013. The following table provides a summary of the various components of net interest income, and the results of changes in balance sheet makeup that have resulted in the changes in net interest spread and net interest margin for the three month periods ended March 31, 2014 and 2013.

Return to Cross Reference Table

	Three Months Ended March 31,
	2014			2013
dollars in thousands	Average Balance	Interest (b)	Yield/ Rate (c)	Average Balance	Interest (b)	Yield/ Rate (c)
Assets
Interest earning assets (a)
Federal funds & equivalents	$30,020	$19	0.25%	$56,798	$36	0.26%
Taxable investments	166,942	948	2.27%	190,331	454	0.95%
Tax exempt securities (b)	19,704	204	4.14%	15,871	232	5.85%
Taxable loans	652,826	7,747	4.81%	599,740	7,488	5.06%
Tax exempt loans (b)	3,054	37	4.91%	2,971	42	5.62%
Total int. earning assets (b)	872,546	8,955	4.14%	865,711	8,252	3.84%
Less allowance for loan losses	(20,544)			(23,083)
Other assets	63,698			65,079
Total Assets	$915,700			$907,707

Liabilities and Shareholders' Equity
NOW and savings deposits	$453,637	131	0.12%	$407,604	128	0.13%
Other interest bearing deposits	182,931	320	0.71%	231,265	607	1.06%
Total int. bearing deposits	636,568	451	0.29%	638,869	735	0.47%
FHLB advances	11,961	70	2.37%	20,377	137	2.73%
Other borrowings	9,822	85	3.51%	-	-	-
Total int. bearing liabilities	658,351	606	0.37%	659,246	872	0.54%
Noninterest bearing deposits	169,232	-		147,174	-
Total including noninterest bearing deposits	827,583	606	0.30%	806,420	872	0.44%
Other liabilities	4,733			3,650
Shareholders' equity	83,384			97,637
Total Liabilities and Shareholders' Equity	$915,700			$907,707
Net interest income (b)		8,349			7,380
Net spread (b)			3.77%			3.30%
Net yield on interest earning assets (b)			3.88%			3.46%
Tax equivalent adjustment on interest income		(79)			(92)
Net interest income per income statement		$8,270			$7,288
Ratio of interest earning assets to interest bearing liabilities			1.33			1.31

(a) Non-accrual loans and overdrafts are included in the average balances of loans
(b) Fully tax-equivalent basis, net of nondeductible interest impact; 34% tax rate
(c) Annualized

Return to Cross Reference Table

Provision for Loan Losses

The Company did not book any provision for loan losses for the first quarter of 2014, down from $1.0 million for the same period of 2013. The provision for loan losses provides for probable incurred credit losses inherent in the loan portfolio.  The Company's net charge-offs of $1.4 million in the first quarter of 2014 were primarily associated with loans for which the Company carried specific reserves at December 31, 2013. The Bank has continued to closely monitor the impact of economic circumstances on its lending clients, and is working with these clients to minimize losses. Additional information regarding the allowance for loan losses is included in the "Credit Quality" discussion above.

Noninterest Income

Total noninterest income declined by 27.5% for the first quarter of 2014, compared to the same period of 2013. The following table summarizes changes in noninterest income by category for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
In thousands of dollars	2014	2013	Change
Service charges on deposit accounts	$408	$424	-3.8%
Wealth Management fee income	1,546	1,404	10.1%
Gains on securities transactions	4	28	-85.7%
Income from loan sales and servicing	1,521	3,052	-50.2%
ATM, debit and credit card fee income	575	496	15.9%
Other income	240	520	-53.8%
Total noninterest income	$4,294	$5,924	-27.5%

Service charges on deposit accounts were down 3.8% in the first quarter of 2014 compared to the same period a year earlier. Substantially all of the change in the first quarter of 2014 was due to the Company's reduced levels of non-sufficient funds and overdraft fees collected.

The Wealth Management Group of the Bank provided the largest component of the Company's noninterest income during the first quarter of 2014. Wealth Management Group income includes trust and investment management fee income and income from the sale of non-deposit investment products. Wealth Management Group income improved by 10.1% in the first quarter of 2014 compared to the same period of 2013.

Return to Cross Reference Table

Income from loan sales and servicing includes gains on the sale of residential mortgages and the guaranteed portion of SBA loans sold on the secondary market, along with servicing income resulting from loans sold with servicing retained.  Income in this category has decreased 50.2% during the first quarter of 2014 from the same period in 2013.  Decreased levels of new loan production for both the mortgage and USFC products contributed to the decrease in income, as increases in long-term interest rates over the past several quarters have slowed the mortgage refinance activity.

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

	Three Months Ended
	March 31,
In thousands of dollars	2014	2013
Residential mortgage sales and servicing	$974	$2,198
USFC commercial loan sales and servicing	547	854
Total income from loan sales and servicing	$1,521	$3,052

ATM, debit and credit card fee income provides a source of noninterest income for the Company. The Bank operates twenty-one ATMs throughout its market areas, and Bank clients are active users of debit cards. The Bank receives ongoing fee income from credit card referrals and operation of its credit card merchant business. Income from these areas during the first quarter of 2014 increased 15.9% over the first quarter of 2013.

Other income includes income from bank-owned life insurance and various fee-based banking services, including sale of official checks, wire transfer fees, safe deposit box income, sweep account and other fees.  Total other income was down 53.8% in the first quarter of 2014 compared to the same period of 2013.  The majority of this decrease is attributed to $220,000 of gains on the sale of ORE property that occurred in the first quarter of 2013.

Return to Cross Reference Table

The following table shows the trends of various noninterest income categories for the most recent five quarters.

	2014	2013
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Service charges on deposit accounts	$408	$442	$473	$472	$424
Wealth Management fee income	1,546	1,536	1,465	1,487	1,404
Gains on securities transactions	4	14	1	11	28
Income from loan sales and servicing	1,521	1,717	2,252	2,767	3,052
ATM, debit and credit card fee income	575	579	580	561	496
Other income	240	371	344	349	520
Total noninterest income	$4,294	$4,659	$5,115	$5,647	$5,924

Noninterest Expense

The following table shows the trends of various noninterest expense categories for the most recent five quarters.

	2014	2013
In thousands of dollars	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Salaries and employee benefits	$5,600	$5,728	$5,884	$6,223	$5,877
Occupancy and equipment expense, net	1,276	1,340	1,350	1,357	1,348
External data processing	434	367	352	353	372
Advertising and marketing	226	295	304	292	264
Attorney, accounting and other professional fees	284	260	334	349	411
Merger-related expense	685	-	-	-	-
Expenses relating to ORE property and other foreclosed assets	4	333	158	259	168
FDIC insurance premiums	122	176	189	190	186
Other expenses	862	976	961	851	860
Total noninterest expense	$9,493	$9,475	$9,532	$9,874	$9,486

Return to Cross Reference Table

The following table summarizes changes in the Company's noninterest expense by category for the three month period ended March 31, 2014 and 2013.

	Three Months Ended March 31,
In thousands of dollars	2014	2013	Change
Salaries and employee benefits	$5,600	$5,877	-4.7%
Occupancy and equipment expense, net	1,276	1,348	-5.3%
External data processing	434	372	16.7%
Advertising and marketing expense	226	264	-14.4%
Attorney, accounting and other professional fees	284	411	-30.9%
Merger-related expense	685	-	0.0%
Director fees	101	105	-3.8%
Expenses relating to ORE property and foreclosed assets	4	168	-97.6%
FDIC insurance premiums	122	186	-34.4%
Other expense	761	755	0.8%
Total noninterest expense	$9,493	$9,486	0.1%

Total noninterest expense was up 0.1% in the first quarter of 2014, compared to the same period of 2013.  A number of categories of noninterest expense declined during the first quarter of 2014 compared to the same period of 2013. Those include attorney, accounting and other professional fees, FDIC insurance premiums, expenses related to ORE property and foreclosed assets, salaries and employee benefits, and advertising and marketing.

Salaries and employee benefits for the first quarter decreased by 4.7% compared to the same period one year earlier. The decrease in the first three months of 2014 reflected, in part, lower levels of commissions and other compensation costs related to the generation of income from loan sales and servicing. Expenses in the first three months of 2014 and 2013 also included accruals for profit sharing and cash bonuses, reflecting the Company's improved earnings.  The Company accrued $454,000 and $212,800 for profit sharing and management incentive compensation during the first three months of 2014 and 2013, respectively.

Expenses related to ORE and other foreclosed properties decreased by 97.6% in the first quarter of 2014 compared to the same quarter of 2013. Those expenses included write-downs of the value and losses on the sale of property held as ORE, along with costs to maintain and carry those properties.

Merger-related expenses were $685,000 for the first quarter of 2014.  Included in these are payments to attorneys, accountants, and investment advisors related to the pending Merger with Old National.

Return to Cross Reference Table

Federal Income Tax

The table below shows the Company's effective tax rates for the three month periods ended March 31, 2014 and 2013. The difference between the effective tax rate and the Company's expected tax rate for the three month period ended March 31, 2013 was primarily due to the benefit from tax-exempt income and low income housing tax credits.  For the three month period ended March 31, 2014, the aforementioned benefit was offset by non-deductible Merger-related expenses.

	Current Quarter
	2014	2013
Effective tax rate	34.7%	28.8%

As of March 31, 2014, the Company had approximately $417,000 of low income housing and $729,000 of alternative minimum tax credits available to offset future federal income taxes. The low income housing credits expire in 2028 through 2032, and the alternative minimum tax credits have no expiration date.  The Company's net operating loss carry-forward was fully utilized during 2013.

The Company's net deferred tax asset was $6.6 million at March 31, 2014 compared to $8.1 million at December 31, 2013. The Company's net deferred tax asset is included in the category "Accrued interest receivable and other assets" on the balance sheet. A valuation allowance related to deferred tax assets is required when it is considered likely that all or part of the benefit related to such assets will not be realized. Based upon analysis of the evidence, management has determined that no valuation allowance was required at March 31, 2014 or December 31, 2013.

Liquidity and Capital Resources

Liquidity, Cash Equivalents and Borrowed Funds

The Company maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its banking offices is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market, either as a borrower or seller. Federal funds are generally borrowed or sold for one-day periods. In 2014 and 2013, the Bank generally utilized short-term interest-bearing balances with banks as an alternative to federal funds sold.

Total cash due from banks, federal funds sold and securities available for sale were $232.5 million at March 31, 2014, up from $217.4 million at December 31, 2013.  Seasonal increases in deposits during the first quarter of 2014 contributed to the increase over amounts from 2013.   The Company's combined liquidity represented 25.2% of total assets at March 31, 2014.

The Bank also has the ability to utilize short-term advances from the FHLBI and borrowings at the discount window of the Federal Reserve Bank as additional short-term funding sources. Short-term advances and discount window borrowings were not utilized during 2014 or 2013.

The Company periodically finds it advantageous to utilize longer-term borrowings from the FHLBI. These longer-term borrowings serve primarily to provide a balance to some of the interest rate risk inherent in the Company's balance sheet. In the first three months of 2014, the Bank procured no new advances and the balance remained unchanged from December 31, 2013 at $12.0 million.

Return to Cross Reference Table

The Company entered into a Business Loan Agreement with Chemical Bank (the "Loan Agreement") and a revolving line of credit as of September 16, 2013.  The Loan Agreement provides for a $10.0 million line of credit by Chemical Bank to the Company at an interest rate of prime plus 0.125% (3.375% as of March 31, 2014).  The Company makes quarterly payments of accrued interest, and the balance of all outstanding principal and accrued interest will become due on September 16, 2015.  As of March 31, 2014, the Company had an outstanding principal balance of $8.0 million on the line of credit, and $10.0 million outstanding as of December 31, 2013.

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

The following table shows information about the Company's and the Bank's capital levels compared to regulatory requirements at March 31, 2014 and December 31, 2013.

Return to Cross Reference Table

	Actual		Regulatory Minimum for Capital Adequacy (1)		Regulatory Minimum to be Well Capitalized (2)
	$000%		$000%		$000%
As of March 31, 2014
Tier 1 Capital to Average Assets
Consolidated	$85,216	9.3%	$36,628	4.0%	N/A	N/	A
Bank	88,651	9.7%	36,613	4.0%	45,766	5.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	85,216	12.8%	26,590	4.0%	N/A	N/	A
Bank	88,651	13.4%	26,555	4.0%	39,833	6.0%

Total Capital to Risk Weighted Assets
Consolidated	93,658	14.1%	53,180	8.0%	N/A	N/	A
Bank	97,082	14.6%	53,111	8.0%	66,389	10.0%

As of December 31, 2013
Tier 1 Capital to Average Assets
Consolidated	$83,110	9.1%	$36,414	4.0%	N/A	N/	A
Bank	88,937	9.8%	36,430	4.0%	45,538	5.0%

Tier 1 Capital to Risk Weighted Assets
Consolidated	83,110	12.7%	26,245	4.0%	N/A	N/	A
Bank	88,937	13.6%	26,219	4.0%	39,328	6.0%

Total Capital to Risk Weighted Assets
Consolidated	91,463	13.9%	52,490	8.0%	N/A	N/	A
Bank	97,282	14.8%	52,437	8.0%	65,547	10.0%

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
•
Revises the components of regulatory capital, adds a new minimum common equity Tier 1 capital ratio of 4.5% of risk-weighted assets, and increases the minimum Tier 1 capital ratio requirement from 4% to 6% of risk-weighted assets.

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

•
Becomes effective January 1, 2015 for most banking organizations, subject to a transition period for several aspects of the rule, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions.

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

While not effective until 2015, United's capital position at March 31, 2014 exceeded the minimum capital requirements of the interim final rule assuming they were applicable as of March 31, 2014, including the fully phased-in capital conservation buffer.

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. The Company's management must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company's significant accounting policies, see "Note 1 – Significant Accounting Policies" to the Company's Consolidated Financial Statements beginning on Page A-34 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the Company's financial statements. See "Forward-Looking Statements."

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Return to Cross Reference Table

Item 4 – Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), and has concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting that occurred during the first quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Part II – Other Information

Item 1 – Legal Proceedings

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

As of the date of this report, there were no other material pending legal proceedings other than routine litigation incidental to the business of banking to which the Company or its subsidiaries are a party or of which any of our properties are the subject. As of the date of this report, neither the Company nor its subsidiaries were involved in any other proceedings to which any director, principal officer, affiliate thereof, or person who owns of record or beneficially more than five percent (5%) of the outstanding stock of the Company, or any associate of the foregoing, is a party or has a material interest adverse to the Company.

Return to Cross Reference Table

Item 6 – Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index, which is here incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Bancorp, Inc.

April 25, 2014
/s/ Robert K. Chapman	/s/ Randal J. Rabe
Robert K. Chapman	Randal J. Rabe
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Return to Cross Reference Table
Exhibit Index

Exhibit	Description

2.1
Agreement and Plan of Merger between United Bancorp, Inc. and Old National Bancorp dated January 7, 2014.  Previously filed with the Commission on January 8, 2014 in United Bancorp, Inc.'s Current Report on Form 8-K, Exhibit 2.1. Incorporated here by reference.

3.1
Restated Articles of Incorporation of United Bancorp, Inc. Previously filed with the Commission on October 1, 2010 in United Bancorp, Inc.'s Form S-1 Registration Statement, Exhibit 3.1. Incorporated here by reference.

3.2
Amended and Restated Bylaws of United Bancorp, Inc.  Previously filed with the Commission on October 25, 2013 in United Bancorp, Inc.'s Quarterly Report on Form 10-Q, Exhibit 3.2.  Incorporated here by reference.

4.1	Restated Articles of Incorporation of United Bancorp, Inc. Exhibit 3.1 is incorporated here by reference.

4.2	Amended and Restated Bylaws of United Bancorp, Inc. Exhibit 3.2 is incorporated here by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

EX-101.ins	XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.sch	XBRL Taxonomy Extension Schema Document*

EX-101.def	XBRL Taxonomy Extension Definition Linkbase Document*

EX-101.cal	XBRL Taxonomy Extension Calculation Linkbase Document*

EX-101.lab	XBRL Taxonomy Extension Label Linkbase Document*

EX-101.pre	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed, herewith.